Form 10QSB
period 2000-03-31
SAF T HAMMER CORP/NV
filed 2000-05-19
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2000

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-29015


                            SAF-T-HAMMER CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               NEVADA                                    87-0543688
(State  or  Other  Jurisdiction  of                    (IRS  Employer
 Incorporation  or  Organization)                  Identification  Number)


   14500  N.  NORTHSIGHT,  STE.  221
        SCOTTSDALE,  ARIZONA                                85260
(Address  of  Principal  Executive  Offices)             (Zip  Code)

                                 (480) 949-9700
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title  of  each  class  of  Common  Stock     Outstanding  as  May  1,  2000
   -----------------------------------------     -----------------------------
   Common  Stock,  $0.001  par  value                      9,751,445



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Condensed  Balance  Sheets  at  March  31,  2000  (Unaudited).

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999 and for the period from inception to March 31, 2000.

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999 and for the period from inception to March 31, 2000.

Notes  to  Interim  Financial  Statements  (Unaudited)  at  March 31, 2000.


Item  2.     Plan  of  Operations


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS




CURRENT ASSETS -
 cash                                                    $   413,610

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                                     19,277

GOODWILL, NET                                                437,500

DEPOSITS                                                       5,372
                                                         ------------
                                                         $   875,759
                                                         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                       $    61,983
  Due to MRC Legal Services, LLC                             100,000
                                                         ------------
                                                             161,983

NOTES PAYABLE, RELATED PARTIES                               574,075

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 9,751,445 shares issued and outstanding        7,931
  Additional paid-in capital                               2,116,823
  Accumulated deficit                                     (1,985,053)
                                                         ------------

          Total stockholders' equity                         139,701
                                                         ------------

                                                         $   875,759
                                                         ============

                   See notes to unaudited financial statements.

                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS





                                                                                          For the period
                                                            Three months ended           since inception to
                                                       March 31,             March 31,       March 31,
                                                         2000                  1999            2000
                                               --------------------  --------------------  ------------
                                                       (Unaudited)        (Unaudited)       (Unaudited)
                                               --------------------  --------------------  ------------

REVENUES                                       $                 -   $                 -   $         -

COST OF REVENUES                                                 -                     -             -
                                               --------------------  --------------------  ------------

GROSS PROFIT                                                     -                     -             -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               547,095               306,781     1,985,053
                                               --------------------  --------------------  ------------

NET LOSS                                       $          (547,095)  $          (306,781)  $(1,985,053)
                                               ====================  ====================  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    Basic and diluted                                    8,871,501             8,101,918     8,871,501
                                               ====================  ====================  ============

NET LOSS PER SHARE -
    basic and diluted                          $             (0.06)  $             (0.04)  $     (0.22)
                                               ====================  ====================  ============

                  See notes to unaudited financial statements.

                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

               NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                             For the period
                                                                                                          since inception to
                                                                                 Three months ended            March 31,
                                                                              March 31, 2000    March 31,1999    2000
                                                                          --------------------  ------------  -----------
                                                                                (Unaudited)     (Unaudited)   (Unaudited)
                                                                          --------------------  ------------  ------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    Net loss                                                              $          (547,095)  $  (306,781)  $(1,985,053)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation                                                                          1,935           500        11,223
  Capital contribution - product development                                                -             -        74,046
  Stock compensation for services rendered                                            155,250             -       292,708
  Interest                                                                             14,352             -        14,352

CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
  Deposits                                                                             (5,372)            -        (5,372)
  Prepaid expense                                                                           -        (4,150)            -

  INCREASE (DECREASE) IN LIABILITIES -
   accrued expenses                                                                   113,590       (15,507)      147,631
                                                                          --------------------  ------------  ------------
         Total adjustments                                                            279,755       (19,157)      534,588
                                                                          --------------------  ------------  ------------

         Net cash used for operating activities                                      (267,340)     (325,938)   (1,450,465)
                                                                          --------------------  ------------  ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES -
  payments to acquire Lost Coast Ventures, Inc.                                      (100,000)            -      (100,000)
                                                                          --------------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable, related parties                                        234,075             -       704,575
  Payments on notes payable, related parties                                                -      (130,500)     (130,500)
  Proceeds from issuance of common stock                                              545,875       844,125     1,390,000
                                                                          --------------------  ------------  ------------

         Net cash provided by financing activities                                    779,950       713,625     1,964,075
                                                                          --------------------  ------------  ------------

NET INCREASE/(DECREASE) IN CASH                                                       412,610       387,687       413,610
CASH, beginning of year/period                                                          1,000        34,485             -
                                                                          --------------------  ------------  ------------

CASH, end of period                                                       $           413,610   $   422,172   $   413,610
                                                                          ====================  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Issuance of common stock during reverse merger                           $                 -   $         -   $    74,046
                                                                          ====================  ============  ============
 Contribution of property and equipment                                   $                 -   $    30,500   $    30,500
                                                                          ====================  ============  ============
 Issuance of stock for services                                           $           155,250   $         -   $   292,708
                                                                          ====================  ============  ============
 Acquisition of Lost Coast Ventures, Inc.                                 $           337,500   $         -   $   337,500
                                                                          ====================  ============  ============

                  See notes to unaudited financial statements

                                     PAGE 13
                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     ORGANIZATION  AND  BUSINESS  ACTIVITY:

Prior to incorporation as Saf-T-Hammer Corporation in 1998, the Company existed as De Oro Mines, Inc. De Oro Mines, Inc. was incorporated on June 17, 1991 in the State of Nevada. Its original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share.

On August 15, 1996, the shareholders of the Company authorized the recapitalization of the Company and the amendment of its Articles of Incorporation to allow the corporation to issue up to 100,000,000 shares of a single class of Common Stock with a par value of $0.001. The amended Articles were duly adopted as stated and were filed on October 16, 1996 with the State of Nevada. From its inception, De Oro Mines, Inc. was in the development stage and was primarily engaged in the business of developing mining properties. During 1992, De Oro lost its remaining assets and settled its liabilities, and from that date forward remained dormant.

Effective October 20, 1998, the Company acquired the assets of Saf-T-Hammer, Inc. and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. Prior to this agreement becoming effective, De Oro Mines, Inc. had a total of 532,788 shares of common stock issued and outstanding. Pursuant to the Asset Acquisition Agreement, the Company issued 1,331,250 shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 shares of common stock being issued and outstanding. The shareholders also approved a four share for one share forward stock split. The majority of the shareholders of both corporations approved this asset purchase agreement and related bill of sale.

The primary asset of Saf-T-Hammer Corporation is a childproof gun safety device that the Company plans to manufacture and sell throughout the world. Currently, the Company is in the product development stage and has a patent pending for rights to the childproof gun safety device.

PRINCIPLES  OF  CONSOLIDATION:

The accompanying financial statements include the accounts of Saf-T-Hammer Corporation and Lost Coast Ventures, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

NET  LOSS  PER  SHARE:

The Company has adopted Statement of Financial Accounting Standard No. 128. Earnings per Shares ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

GOING  CONCERN:

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenues during year 2000. Management's plans also include the sale of additional equity securities and debt financing from related parties. However, no assurance can be given that the Company will be successful in raising additional capital.

BASIS  OF  PREPARATION:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 6, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

(2)     ACQUISITION  OF  LOST  COAST  VENTURES,  INC.

On March 31, 2000, the Company entered into a Stock Exchange Agreement with shareholders of Lost Coast Ventures, Inc., a Delaware Corporation to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., in exchange for 200,000 shares of the Company's restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the close of this Agreement, the Company caused Lost Coast Ventures, Inc. to complete a reverse stock split and the remaining fractional shares of Lost Coast Ventures, Inc. for exchanged for nominal cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company paid $100,000 cash and issued 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. This business combination was accounted using the purchase method of accounting and accordingly, the purchase price ($437,500) in excess of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill on the accompanying balance sheet. The management of the Company will amortize the goodwill straight line over the estimated useful life of 10 years. Pro forma operating results as if the acquisition had occurred at the beginning of the earliest period presented is not included as the amount is immaterial.

(3)     COMMITMENT:

In March 2000, the Company entered into an agreement to issue 3% convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. Net proceeds of $ 950,000 from this offering were received in May 2000. As of May 15, 2000, $100,000 of the Debentures have been converted into 118,619 shares of common stock at $0.84375 per share.

ITEM  2.  PLAN  OF  OPERATION

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

COMPANY  OVERVIEW

Saf-T-Hammer Corp. ("Saf-T-Hammer" or the "Company"), is a Nevada corporation headquartered in Scottsdale, Arizona. The Company was initially formed in June 1991. The Company's principal asset are two unique products in development and the patent pending rights to two childproof gun safety devices known as the "Saf-T-Hammer" and "Saf-T-Trigger". Both devices are easily removable, external devices that enable safe storage of weapons, including loaded firearms. A gun owner can easily engage either the Saf-T-Hammer or Saf-T-Trigger in approximately one second, thereby relieving the fear of death or injury to a child or other person due to an accidental discharge of the weapon. Upon the gun owner's return, he or she can easily disengage either device in about a second, as well. Thus, the Saf-T-Hammer and Saf-T-Trigger allows both safety and protection while the weapon remains loaded. The unique and salient features of the Saf-T-Hammer and Saf-T-Trigger are as follows:

     - Saf-T-Hammer & Saf-T-Trigger, unlike conventional trigger locks, can be used with a loaded weapon;
     -     Saf-T-Hammer  &  Saf-T-Trigger  cannot  be fired when in safety mode;
     - Saf-T-Hammer & Saf-T-Trigger can be removed and re-armed in less than a second;
     -     Saf-T-Hammer  requires  no  keys;
     -     Saf-T-Hammer  &  Saf-T-Trigger  requires  no  codes  to  remember;
     - Saf-T-Hammer & Saf-T-Trigger requires no appreciable level of mechanical ability to operate;
     -     Saf-T-Hammer  &  Saf-T-Trigger  cannot be broken, twisted or cut-off;
     - Saf-T-Hammer & Saf-T-Trigger are cheaper than other similar gun safety devices to produce; and
     -     Saf-T-Hammer  &  Saf-T-Trigger  are  currently  patent  pending.

As a direct result of the Company's emphasis upon internal development, it has fostered two gun safety products, Saf-T-Hammer and Saf-T-Trigger that will be marketed and distributed through standard firearms industry distribution channels, catalogue outlets and direct sales. The Company has also identified a unique proprietary marketing plan for one of its divisions, an Internet safety mall. This Internet based "mall" concept will feature products and services incidental to home and family safety issues and should serve as a secondary profit center to the Company's core business. The Company's web site is www.saf-t-hammer.com.

CURRENT  PLAN  OF  OPERATIONS

To date, Saf-T-Hammer Corporation has generated no revenue and has had a limited prior operating history. For the most part, the Company's operations have been narrowly confined to research and development, infrastructure and market planning, and cultivation of its sales and marketing network. Since inception, the Company has focused its efforts on the development of its two primary products, the Saf-T-Hammer and Saf-T-Trigger.

The Company's plan of operations for fiscal 2000 is to begin production and distribution of its firearms related safety devices. The Company has currently completed the prototype stage of the development of its products and has contracted with Zoltrix International, a company based in Hong Kong for the initial manufacturing of its products. The Company currently anticipates that retail shipment of its products will begin in the third quarter of 2000.

Additionally, the Company has currently entered into agreements with approximately seventy sales representatives on a commission basis. These sales agents currently sell other firearms related products from companies such as Browning, Winchester, Bushnell, Zebco, and others. The Company's sales strategy will be to market its products on a national basis to firearm dealers, gunsmiths, law enforcement agencies, and end users. The Company intends to market its products through media campaigns, including magazines, radio and television.

LIQUIDITY  &  CAPITAL  RESOURCES

As of March 31, 2000 the Company had no revenue and $875,759 in total assets. The Company incurred a net loss of $547,095 during the three month period ended March 31, 2000 and $306,781 for the three month period ended March 31, 1999. On March 28, 2000, the Company issued 3% Convertible Debentures with a face amount of $1,000,000, resulting in net proceeds of $950,000 received subsequent to quarter end. Pursuant to the terms of the Debentures, the Debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of May 15, 2000, $100,000 of the Debentures have been converted into 118,619 shares of common stock at $0.84375 per share.

The Company intends to obtain additional financing through the sale of its Common Stock and plans on initiating a Private Placement of $1,250,000 through the sale of its restricted Common Stock. However, there can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's results of operations.

Additionally, a slower than expected rate of acceptance of the Company's planned products, when available to the public, or lower than expected revenues generated from the Company's products, would materially adversely affect the Company's liquidity. The Company may need additional capital sooner than anticipated. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital  Expenditures

The Company's anticipated capital expenditures for the period ended December 31, 2000 is expected to consist of development and manufacturing costs for the Company's proposed products. The Company expects to expend approximately $200,000 towards initial inventory and samples of its products, $25,000 in marketing materials, $150,000 in print advertising through fiscal year 2000 in the development and initial production of its products.

                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

In March 2000, the Company issued an aggregate of 310,500 shares of the Company's "restricted" common stock to five consultants in exchange for consultation services rendered to the Company valued at $155,250. The issuances were isolated transactions not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

In March 2000, the Company issued convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D resulting in net proceeds of approximately $950,000. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of May 15, 2000, $100,000 of the Debentures have been converted into 118,619 shares of common stock at $0.84375 per share.

On March 31, 2000, the Company entered into a Stock Exchange Agreement with an unrelated accredited third party to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

During March 2000, the Company issued 250,000 shares of common stock in exchange for consultation services rendered in connection with the acquisition of Lost Coast Ventures, Inc. The issuance was an isolated transaction not involving a public offering pursuant to section 4(2) of the Securities Act of 1933.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

     On April 4, 2000, the Company filed a current report on Form 8-K dated April 3, 2000 reporting its acquisition of Lost Coast Ventures, Inc.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SAF-T-HAMMER  CORPORATION

                                        By  /s/  Mitchell  A.  Saltz
                                        ----------------------------------
                                        Mitchell  A.  Saltz
                                        President  &  CEO

Dated:  May  18,  2000