Form 10QSB
period 2000-06-30
SAF T HAMMER CORP/NV
filed 2000-08-16
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30,  2000

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

     Yes   X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title  of  each  class  of  Common  Stock     Outstanding  as August 14, 2000
   -----------------------------------------     -----------------------------
   Common  Stock,  $0.001  par  value                     10,686,627



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Balance Sheets at June 30, 2000 (Unaudited).

     Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2000 and 1999 and for the period from inception to June 30, 2000.

     Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999 and for the period from inception to June 30, 2000.

     Notes to Interim Financial Statements (Unaudited) at June 30, 2000.

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


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - June 30, 2000
                                   (UNAUDITED)


                                    ASSETS


CURRENT ASSETS:
  Cash                                                                 $   612,377
  Prepaid expenses                                                          21,192
                                                                       ------------
    Total current assets                                                   633,569
                                                                       ------------

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                                                   37,547

OTHER ASSETS:
  Goodwill, net                                                            426,562
  Debt issue costs                                                         100,094
  Deposits                                                                   5,372
                                                                       ------------
    Total other assets                                                     532,028
                                                                       ------------

                                                                       $ 1,203,144
                                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accrued expenses                                                     $    68,563

3% CONVERTIBLE NOTE PAYABLE, due March 28, 2002 and unsecured              675,000

10% NOTE PAYABLE, related party, due September 30, 2001 and unsecured      357,425

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 10,586,228 shares issued and outstanding                     8,455
  Additional paid-in capital                                             2,681,229
  Accumulated deficit                                                   (2,587,528)
                                                                       ------------
          Total stockholders' equity                                       102,156
                                                                       ------------

                                                                       $ 1,203,144
                                                                       ============

                   See notes to unaudited financial statements.


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                                                                                         For the period
                                         Six months ended                        Three months ended     since inception to
                                   June 30,             June 30,              June 30,         June 30,      June 30,
                                    2000                 1999                  2000              1999          2000
                             ------------------  --------------------  --------------------  ------------  ------------
                                (Unaudited)          (Unaudited)           (Unaudited)        (Unaudited)   (Unaudited)
                             ------------------  --------------------  --------------------  ------------  ------------
REVENUES                     $               -   $                 -   $                 -   $         -   $         -

COST OF REVENUES                             -                     -                     -             -             -
                             ------------------  --------------------  --------------------  ------------  ------------

GROSS PROFIT                                 -                     -                     -             -             -

GENERAL AND ADMINISTRATIVE           1,149,570               592,904               602,475       286,123     2,587,528
                             ------------------  --------------------  --------------------  ------------  ------------

NET LOSS                     $      (1,149,570)  $          (592,904)  $          (602,475)  $  (286,123)  $(2,587,528)
                             ==================  ====================  ====================  ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    basic and diluted                9,575,639             8,272,450            10,268,437     8,441,152     9,575,639
                             ==================  ====================  ====================  ============  ============

NET LOSS PER SHARE -
    basic and diluted                    (0.12)                (0.07)  $             (0.06)  $     (0.03)  $     (0.27)
                             ==================  ====================  ====================  ============  ============




                  See notes to unaudited financial statements.


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

               NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                   For the period
                                                                              Six months ended   since inception to
                                                                          June 30,       June 30,     June 30,
                                                                           2000            1999        2000
                                                                        (Unaudited)     (Unaudited) (Unaudited)
                                                                        -------------   ----------   ---------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    Net loss                                                              $(1,149,570)  $(592,904)  $(2,587,528)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation                                                                 15,509       1,000        24,797
  Capital contribution - product development                                        -           -        74,046
  Stock compensation for services rendered                                    155,250           -       292,708
  Interest                                                                    201,186           -       201,186

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
  Deposits                                                                     (5,372)          -        (5,372)
  Prepaid expense                                                             (21,192)     (4,150)      (21,192)

  INCREASE (DECREASE) IN LIABILITIES -
   accrued expenses                                                            34,523     (14,594)       68,564
                                                                          ------------  ----------  ------------
         Total adjustments                                                    379,904     (17,744)      634,737
                                                                          ------------  ----------  ------------

         Net cash used for operating activities                              (769,666)   (610,648)   (1,952,791)
                                                                          ------------  ----------  ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire Lost Coast Ventures, Inc.                              (100,000)          -      (100,000)
  Payments to acquire property and equipment                                  (20,906)          -       (20,906)
                                                                          ------------  ----------  ------------

         Net cash used for investing activities                              (120,906)          -      (120,906)
                                                                          ------------  ----------  ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable, related parties                                112,425           -       582,925
  Payments on notes payable, related parties                                  (95,000)   (130,500)     (225,500)
  Proceeds from issuance of convertible debentures                          1,000,000           -     1,000,000
  Payments on debt issue costs                                               (183,000)          -      (183,000)
  Proceeds from issuance of common stock                                      667,525     844,125     1,511,650
                                                                          ------------  ----------  ------------

         Net cash provided by financing activities                          1,501,950     713,625     2,686,075
                                                                          ------------  ----------  ------------

NET INCREASE/(DECREASE) IN CASH                                               611,378     102,977       612,378
CASH, beginning of year/period                                                  1,000      34,485             -
                                                                          ------------  ----------  ------------

CASH, end of period                                                       $   612,378   $ 137,462   $   612,378
                                                                          ============  ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Issuance of common stock during reverse merger                           $         -   $       -   $    74,046
                                                                          ============  ==========  ============
 Contribution of property and equipment                                   $         -   $  30,500   $    30,500
                                                                          ============  ==========  ============
 Issuance of stock for services                                           $   155,250   $       -   $   292,708
                                                                          ============  ==========  ============
 Acquisition of Lost Coast Ventures, Inc.                                 $   337,500   $       -   $   337,500
                                                                          ============  ==========  ============
 Conversion of debt                                                       $   325,000   $       -   $   325,000
                                                                          ============  ==========  ============
 Convertibility feature related to debentures issued                      $   118,280   $       -   $   118,280
                                                                          ============  ==========  ============




                  See notes to unaudited financial statements

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

BASIS  OF  PREPARATION:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 6, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

(2)     ACQUISITION  OF  LOST  COAST  VENTURES,  INC.:

On March 31, 2000, the Company entered into a Stock Exchange Agreement with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the close of this Agreement, the shareholders will cause Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for nominal cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company will pay $100,000 cash and issue 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. This business combination was accounted using the purchase method of accounting and accordingly, the purchase price ($437,500) in excess of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill on the accompanying balance sheet. Proforma operating results as if the acquisition had occurred at the beginning of the earliest period presented is not presented as the amounts are not material. The management of the Company will amortize the goodwill straight line over the estimated useful life of 10 years.

(3)     DEBENTURES:

During April 2000, the Company entered into an agreement to issue 3% convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at 75% of the average common stock bid price for the 5 days preceding the date of conversion. Net proceeds of $ 950,000 from this offering were received in May 2000. As of June 30, 2000, $325,000 of the debentures have been converted into 474,081 restricted common shares of the Company. During April 2000, the Company recorded interest expense of $118,280 with guidance under Emerging Issues Task Force 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Pursuant to this EITF, the beneficial conversion feature of $118,280 is calculated at its intrinsic value at the commitment date and charged to expense at the date of issuance inasmuch as the debentures are immediately convertible into equity.
The Company also paid debt issue costs of $133,000, of which, $60,720 has been charged to interest expense using the interest method as of June 30, 2000. The unamortized discount of $27,813 is being amortized using the interest method through March 28, 2002. In the event of conversion of debt to equity, the proportionate share of the unamortized discount will be charged to expense.

(4)     STOCKHOLDERS' EQUITY:

During the first quarter of 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933. As of June 30, 2000, the Company sold and issued a total of 773,037 shares resulting in net proceeds of $667,525.

(5)     SUBSEQUENT EVENTS:

Conversion of Debentures
Subsequent to June 30, 2000, an additional $66,000 of the Debentures have been converted into 100,399 shares of common stock at an average price of $0.66 per share.

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

The Company's plan of operations for fiscal 2000 is to begin production and distribution of its firearms related safety devices. The Company has contracted with Zoltrix International, a company based in Hong Kong for the initial manufacturing of its products and has recently received its first shipment of manufactured products. The Company has completed the testing of the first production models to ensure that they were manufactured according to the Company's specifications and has shipped samples to various law enforcement agencies, marketing representatives, and firearm manufacturers who have expressed interest in the Company's product for independent testing. The Company is currently ramping up to begin retail and wholesale sales of its products in September 2000. In furtherance of this, the Company has begun print and radio advertising in major firearm and law enforcement magazines and is currently sponsoring the syndicated radio talk show "Gun Talk".

Additionally, the Company has entered into agreements with approximately seventy sales representatives on a commission basis. These sales agents currently sell other firearms related products from companies such as Browning, Winchester, Bushnell, Zebco, and others. The Company's sales strategy will be to market its products on a national basis to firearm dealers, gunsmiths, law enforcement agencies, and end users. The Company intends to market its products through media campaigns, including magazines, radio and television.

LIQUIDITY  &  CAPITAL  RESOURCES

As of June 30, 2000 the Company had no revenue and $1,203,144 in total assets. The Company incurred a net loss of $602,475 during the three month period ended June 30, 2000 and $286,123 for the three month period ended June 30, 1999. On March 28, 2000, the Company issued 3% Convertible Debentures with a face amount of $1,000,000, resulting in net proceeds of $950,000. Pursuant to the terms of the Debentures, the Debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of August 10, 2000, $391,000 of the Debentures have been converted into 574,480 shares of common stock at an average of $0.677 per share.

In May 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock. As of July 31, 2000, the Company has sold a total of 773,037 shares resulting in net proceeds of $667,525. However, there can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's results of operations.

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

ITEM  2  -  CHANGES  IN  SECURITIES

In March 2000, the  Company  issued  convertible  debentures  with  a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of August 10, 2000, $391,000 of the Debentures have been converted into 574,480 shares of common stock at an average price of $0.677 per share.

In May 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock. As of July 31, 2000, the Company has sold a total of 773,037 shares resulting in net proceeds of $667,525. The shares were offered without general solicitation or advertisement pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In July 2000, the Company issued 7,500 shares of its "restricted" Common Stock to its legal counsel, an accredited investor, in exchange for legal services rendered. The issuance was conducted without general advertisement or solicitation pursuant Section 4(2) of the Securities Act of 1933.

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

        None

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SAF-T-HAMMER  CORPORATION

                                        By  /s/  Mitchell  A.  Saltz
                                        ----------------------------------
                                        Mitchell  A.  Saltz
                                        President  &  CFO


Dated:  August 16,  2000