Form 10QSB
period 2000-09-30
SAF T HAMMER CORP/NV
filed 2000-11-16
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September 30,  2000

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

     Yes   X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock         Outstanding as September 30, 2000
   -----------------------------------------   ---------------------------------
   Common Stock, $0.001 par value                          11,676,546



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  No   X
       ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Balance Sheets at September 30, 2000 (Unaudited).

     Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2000 and 1999 and for the period from inception to September 30, 2000.

     Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2000 and 1999 and for the period from inception to September 30, 2000.

     Notes to Interim Financial Statements (Unaudited) at September 30, 2000.

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


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEET - September 30, 2000
                                   (UNAUDITED)


                                    ASSETS


CURRENT ASSETS:
  Cash                                                                 $   147,051
  Prepaid expenses                                                          36,563
                                                                       ------------
    Total current assets                                                   183,614
                                                                       ------------

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                                                   38,884

OTHER ASSETS:
  Goodwill, net                                                            415,624
  Debt issue costs                                                          45,079
  Deposits                                                                   5,372
                                                                       ------------
    Total other assets                                                     466,075
                                                                       ------------

                                                                       $   688,573
                                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accrued expenses                                                     $    57,347

3% CONVERTIBLE NOTE PAYABLE, due March 28, 2002 and unsecured              304,000

10% NOTE PAYABLE, related party, due September 30, 2001 and unsecured      357,425

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 11,676,546 shares issued and outstanding                     9,545
  Additional paid-in capital                                             3,254,839
  Accumulated deficit                                                   (3,294,583)
                                                                       ------------
          Total stockholders' equity                                       (30,199)
                                                                       ------------

                                                                       $   688,573
                                                                       ============

                   See notes to unaudited financial statements.


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                                                                                         For the period
                                        Nine months ended                        Three months ended     since inception to
                                September 30,        September 30,         September 30,     September 30, September 30,
                                    2000                 1999                  2000              1999          2000
                             ------------------  --------------------  --------------------  ------------  ------------
                                (Unaudited)          (Unaudited)           (Unaudited)        (Unaudited)   (Unaudited)
                             ------------------  --------------------  --------------------  ------------  ------------
REVENUES                     $               -   $                 -   $                 -   $         -   $         -

COST OF REVENUES                             -                     -                     -             -             -
                             ------------------  --------------------  --------------------  ------------  ------------

GROSS PROFIT                                 -                     -                     -             -             -

GENERAL AND ADMINISTRATIVE           1,856,625               908,185               727,055       315,281     3,294,583
                             ------------------  --------------------  --------------------  ------------  ------------

NET LOSS                     $      (1,856,625)  $          (908,185)  $          (727,055)  $  (315,281)  $(3,294,583)
                             ==================  ====================  ====================  ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    basic and diluted               10,104,284             8,372,269            11,195,303     8,578,610    10,104,284
                             ==================  ====================  ====================  ============  ============

NET LOSS PER SHARE -
    basic and diluted                    (0.18)                (0.11)  $             (0.06)  $     (0.04)  $     (0.33)
                             ==================  ====================  ====================  ============  ============




                  See notes to unaudited financial statements.


                            SAF-T-HAMMER CORPORATION
                          (FORMERLY DE ORO MINES, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

               NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                  For the period
                                                                           Nine months ended    since inception to
                                                                               September 30,       September 30,
                                                                           2000            1999        2000
                                                                        (Unaudited)     (Unaudited) (Unaudited)
                                                                        -------------   ----------   ---------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    Net loss                                                              $(1,856,625)  $(908,185)  $(3,294,583)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation                                                                 28,947       1,776        38,235
  Capital contribution - product development                                        -           -        74,046
  Stock compensation for services rendered                                    358,950      77,458       496,408
  Interest                                                                    256,201           -       256,201

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
  Deposits                                                                     (5,372)          -        (5,372)
  Prepaid expense                                                             (36,563)     (4,150)      (36,563)

  INCREASE (DECREASE) IN LIABILITIES -
   accrued expenses                                                            23,308      (8,555)       57,349
                                                                          ------------  ----------  ------------
         Total adjustments                                                    625,471      66,529       880,304
                                                                          ------------  ----------  ------------

         Net cash used for operating activities                            (1,231,154)   (841,656)   (2,414,279)
                                                                          ------------  ----------  ------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire Lost Coast Ventures, Inc.                              (100,000)          -      (100,000)
  Payments to acquire property and equipment                                  (24,745)     (1,145)      (24,745)
                                                                          ------------  ----------  ------------

         Net cash used for investing activities                              (124,745)     (1,145)     (124,745)
                                                                          ------------  ----------  ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable, related parties                                112,425     120,000       582,925
  Payments on notes payable, related parties                                  (95,000)   (130,500)     (225,500)
  Proceeds from issuance of convertible debentures                          1,000,000           -     1,000,000
  Payments on debt issue costs                                               (183,000)          -      (183,000)
  Proceeds from issuance of common stock                                      667,525     844,125     1,511,650
                                                                          ------------  ----------  ------------

         Net cash provided by financing activities                          1,501,950     833,625     2,706,075
                                                                          ------------  ----------  ------------

NET INCREASE/(DECREASE) IN CASH                                               146,051     (9,176)       147,051
CASH, beginning of year/period                                                  1,000      34,485             -
                                                                          ------------  ----------  ------------

CASH, end of period                                                       $   147,051   $  25,309   $   147,051
                                                                          ============  ==========  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Issuance of common stock during reverse merger                           $         -   $       -   $    74,046
                                                                          ============  ==========  ============
 Contribution of property and equipment                                   $         -   $  30,500   $    30,500
                                                                          ============  ==========  ============
 Issuance of stock for services                                           $   358,950   $       -   $   496,408
                                                                          ============  ==========  ============
 Acquisition of Lost Coast Ventures, Inc.                                 $   337,500   $       -   $   337,500
                                                                          ============  ==========  ============
 Conversion of debt                                                       $   696,000   $       -   $   696,000
                                                                          ============  ==========  ============
 Convertibility feature related to debentures issued                      $   118,280   $       -   $   118,280
                                                                          ============  ==========  ============




                  See notes to unaudited financial statements

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

BASIS  OF  PREPARATION:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 6, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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


(3)     DEBENTURES:

During April 2000, the Company entered into an agreement to issue 3% convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at 75% of the average common stock bid price for the 5 days preceding the date of conversion. Net proceeds of $950,000 from this offering were received in May 2000. As of September 30, 2000, $696,000 of the debentures have been converted into 1,176,399 restricted common shares of the Company. During April 2000, the Company recorded interest expense of $118,280 with guidance under Emerging Issues Task Force 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Pursuant to this EITF, the beneficial conversion feature of $118,280 is calculated at its intrinsic value at the commitment date and charged to expense at the date of issuance inasmuch as the debentures are immediately convertible into equity.
The Company also paid debt issue costs of $133,000, of which, $87,921 has been charged to interest expense using the interest method as of September 30, 2000. In the event of conversion of debt to equity, the proportionate share of the unamortized discount will be charged to expense.

(4)     STOCKHOLDERS' EQUITY:

During the first quarter of 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933. As of September 30, 2000, the Company sold and issued a total of 773,037 shares resulting in net proceeds of $667,525.

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

The Company's plan of operations for fiscal 2000 is to begin production and distribution of its firearms related safety devices. The Company has contracted with Zoltrix International, a company based in Hong Kong for the initial manufacturing of its products and has recently received its first shipment of manufactured products. The Company has completed the testing of the first production models to ensure that they were manufactured according to the Company's specifications and has shipped samples to various law enforcement agencies, marketing representatives, and firearm manufacturers who have expressed interest in the Company's product for independent testing. The Company is currently ramping up to begin retail and wholesale sales of its products in fourth quarter of the year 2000. In furtherance of this, the Company has begun print and radio advertising in major firearm and law enforcement magazines and is currently sponsoring the syndicated radio talk show "Gun Talk".

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

LIQUIDITY  &  CAPITAL  RESOURCES

As of September 30, 2000 the Company had no revenue and $688,573 in total assets. The Company incurred a net loss of $727,055 during the three month period ended September 30, 2000 and $315,281 for the three month period ended June 30, 1999. On March 28, 2000, the Company issued 3% Convertible Debentures with a face amount of $1,000,000, resulting in net proceeds of $950,000. Pursuant to the terms of the Debentures, the Debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of September 30, 2000, $696,000 of the Debentures have been converted into 1,176,399 shares of common stock at an average of $0.592 per share. The Company anticipates that it has sufficient working capital through the end of November 2000. The Company intends to raise additional working capital through either debt or equity financing. There can be no assurances that the Company will be successful in raising additional funds. Failure to raise additional funds will have a material adverse effect on the Company's results of operations.

In May 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock. As of July 31, 2000, the Company has sold a total of 773,037 shares resulting in net proceeds of $667,525. However, there can be no assurances that the Company will be able to complete the Private Offering. Failure to complete the Private Offering may have a material adverse effect on the Company's plan of operations.

Additionally, a slower than expected rate of acceptance of the Company's planned products, when available to the public, or lower than expected revenues generated from the Company's products, would materially adversely affect the Company's liquidity. The Company would need additional capital sooner than anticipated. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company. Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital  Expenditures

The Company's anticipated capital expenditures for the period ended December 31, 2000 is expected to consist of development and manufacturing costs for the Company's proposed products. The Company expects to expend approximately $200,000 towards initial inventory and samples of its products, $25,000 in marketing materials, $150,000 in print advertising through fiscal year 2000 in the development and initial production of its products. Currently, the Company has insufficient funds for its planned capital expenditures and will need to raise additional funds either through additional debt or equity financing. Failure to raise additional funds will adversely affect the Company's plan of operations.

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

ITEM  2  -  CHANGES  IN  SECURITIES

In March 2000, the  Company  issued  convertible  debentures  with  a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of September 30, 2000, $696,000 of the Debentures have been converted into 1,176,399 shares of common stock at an average price of $0.592 per share.

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

In September 2000, the Company issued 380,000 shares of its "restricted" Common Stock to four accredited consultants in exchange for services rendered. The issuance was an isolated issuance not involving a public offering and was conducted without general advertisement or solicitation pursuant Section 4(2) of the Securities Act of 1933.

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


Dated:  November 15, 2000