Form 10KSB
period 2000-12-31
SAF T HAMMER CORP/NV
filed 2001-04-02
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the fiscal year ended December 31, 2000

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

 14500 N. Northsight, Suite 221
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

Yes  __X__     No  _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year.  $13,367

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $13,131,163 as of March 15, 2001

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,006,163 as of March 15, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  ______  No___X___

                                TABLE OF CONTENTS


                                     PART I

Item 1          Description of Business.

Item 2          Description of Property.

Item 3          Legal Proceedings.

Item 4          Submission of Matters to a Vote of Security Holders.

                                     PART II

Item 5          Market for Common Equity and Related Stockholder Matters.

Item 6          Management's Discussion and Analysis.

Item 7          Financial Statements.

Item 8          Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure.

                                    PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Item 10         Executive Compensation.

Item 11         Security Ownership of Certain Beneficial Owners and Management.

Item 12         Certain Relationships and Related Transactions.

Item 13         Exhibits and Reports on Form 8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

BACKGROUND  OF  THE  COMPANY

Saf-T-Hammer Corp. ("Saf-T-Hammer" or the "Company"), is a Nevada corporation headquartered in Scottsdale, Arizona. The Company was initially formed in June 1991. The Company's principal operations center around two unique products in development and the patent pending rights to two childproof gun safety devices known as the "Saf-T-Hammer" and "Saf-T-Trigger". Both devices are easily removable, external devices that enable safe storage of weapons, including loaded firearms. A gun owner can easily engage either the Saf-T-Hammer or Saf-T-Trigger in approximately one second, thereby relieving the fear of death or injury to a child or other person due to an accidental discharge of the weapon. Upon the gun owner's return, he or she can easily disengage either device in about a second, as well. Thus, the Saf-T-Hammer and Saf-T-Trigger allows both safety and protection while the weapon remains loaded. The unique and salient features of the Saf-T-Hammer and Saf-T-Trigger are as follows:

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

THE ADDRESSED MARKET

     Three target markets exist for Saf-T-Hammer & Saf-T-Trigger:

     1. Current gun owners who store their weapons in residences where children reside or visit;

     2. Future gun owners who will purchase a weapon equipped with Saf-T-Hammer or Saf-T-Trigger, or replace their current weapon with a gun, which has been equipped with Saf-T-Hammer or Saf-T-Trigger; and

     3. Gun Dealers and Gunsmiths, (technically known as Federal Firearms Licensees or FFL's) who will act as the distributors of Saf-T-Hammer and Saf-T-Trigger, and as the point of contact for gun owners wanting to be fitted with Saf-T-Hammer or Saf-T-Trigger technology. Currently, in the United States, there are 93,000 FFL's.

     The company acknowledges that specialized target marketing strategies will be required for each of these three markets and has addressed those needs with a comprehensive marketing plan.

NEW GUN SALES

     Saf-T-Hammer plans to license the rights of its product to the major gun manufacturers for a royalty payment for each Saf-T-Hammer or Saf-T-Trigger. Gun manufacturers can produce both of these products for a few dollars apiece after minor changes are made to their existing manufacturing process.

AFTER-MARKET CONVERSIONS

     Saf-T-Hammer intends to establish licensed Saf-T-Hammer dealers (existing gunsmiths) to convert currently owned guns with Saf-T-Hammers and Saf-T-Triggers. It is anticipated that dealers will purchase the products from the Company, and will charge the customer for the labor involved in installing a Saf-T-Hammer or Saf-T-Trigger. The dealers can install the devices in approximately 10 minutes. The Company anticipates that the total cost of the conversion to the consumer will be less than $50.00.

BUSINESS STRATEGY

     Current and Future Gun Owners

     Saf-T-Hammer and Saf-T-Trigger can be marketed successfully to both current and future gun owners through both conventional techniques, and complimentary creative strategies. Conventional marketing strategies will include the venues currently utilized by all gun manufacturers, including magazines, gun shows, target mailings, etc. Sales data from the major gun manufacturers suggests that conventional marketing techniques are successful. Additionally, Saf-T-Hammer can be promoted through unconventional avenues. Some of these include:

- Development of relationships with safety organizations such as the National Safety Council, Center to Prevent Handgun Violence, Mothers Against Violence in America (MAVIA), the NRA's Eddie Eagle Gun Safety Program, and others which are spreading across the United States. In some instances, Saf-T-Hammer should earn the endorsement of safety organizations based on pure product merit. In other circumstances, a "team approach" can be utilized to benefit both the non-profit entity and Saf-T-Hammer, through the use of cash incentive donations to these organizations for sales attributed to the organizations' efforts.

- By virtue of the novel and unprecedented safety technology it represents, Saf-T-Hammer can make good utilization of a major public relations "kick-off" campaign. The ease and speed with which the technology can be implemented, coupled with the complete trustworthiness of its safety features makes Saf-T-Hammer a truly newsworthy invention. Because Saf-T-Hammer's products are strictly safety devices, they are not burdened by the politics surrounding gun ownership and gun rights, and can be widely embraced as a solution to unintended gun injuries and death. The government scrutiny and public focus on gun danger makes the present a perfect time to launch Saf-T-Hammer into the marketplace.

     Gun Dealers and Gunsmiths Performing Conversions

     Dealers and gunsmiths ("FFL's") will also require specialized marketing. To successfully foster a mass desire to sell Saf-T-Hammer-equipped firearms will depend on communicating the following to FFL's:

-     The profit potential of selling Saf-T-Hammer equipped guns;

- The ease of the conversion process, and the telephone and web-site availability of on-going technical support;

- The ease of the use of the Saf-T-Hammer and Saf-T-Trigger, and the ease with which it may be demonstrated to the gun owner, as well as the availability of point-of-purchase promotional and training material to be made available to gun owners at the dealership.

COMPETITION

     The major competitors of the Company are the manufacturers of trigger locks. Currently, most of these devices require that the guns be unloaded. Saf-T-Hammer is designed to be used on either loaded or un-loaded weapons. We not only offer a solution to existing gun owners, but to new gun owners as well.

FIREARMS AVAILABLE ELIGIBLE FOR CONVERSION

     Nearly all of the 230 million firearms in the U.S. can be fitted with either a Saf-T-Trigger or Saf-T-Hammer, and in many cases, both.

SUMMARY OF MANUFACTURING AND SERVICE DIVISIONS

     All three divisions, as represented hereinafter, serve as the manufacturing, service and core business of the Company. The following summary describes their function and operations in brief detail:

- PRODUCTION. This division is dedicated to the research, development and manufacturing of products and services employed in the safety product industry at affordable prices. Saf-T-Hammer Corporation ("Saf-T-Hammer") plans to manufacture and introduce a full line of safety products that will provide families with simple, safe solutions to the dangers that exist in and out of the home. During fiscal 2000, the Company began the production and distribution of its firearms related safety devices. The Company contracted with Zoltrix International, a company based in Hong Kong for the initial manufacturing of its products and has begun receiving its first shipment of manufactured products towards the end of the fourth quarter. The Company has completed the testing of the first production models to ensure that they were manufactured according to the Company's specifications and has shipped samples to various law enforcement agencies, marketing representatives, and firearm manufacturers who have expressed interest in the Company's product for independent testing. The Company began retail and wholesale sales of its products in late 2000.

-     MARKETING.   Saf-T-Hammer  Corporation  will  utilize  traditional  and non-traditional venues to introduce and promote the Saf-T-Hammer and other products offered by the Company. Traditional venues will include utilization of the well-established firearms industry marketing and distribution networks to sell its products. During fiscal 2000, the Company entered into agreements with approximately seventy sales representatives on a commission basis. These sales agents currently sell other firearms related products from companies such as Browning, Winchester, Bushnell, Zebco, and others. The Company's sales strategy is to market its products on a national basis to firearm dealers, gunsmiths, law enforcement agencies, and end users. The Company intends to market its products through media campaigns, including magazines, radio and television. In furtherance of this, the Company began print and radio advertising in major firearm and law enforcement magazines and sponsored the syndicated radio talk show "Gun Talk."

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company entered into a three year lease for its office facility from unrelated parties effective April 1, 2000. Monthly rent is payable on the first day of the month in the amount of $5,622. Pursuant to this agreement, the Company is not responsible for any other local or state taxes, however, is required to have a minimum general liability insurance of $1,000,000.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its reported financial condition or results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM  5.      MARKET  FOR  THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

The Company's common stock is presently traded on the OTC Bulletin Board operated by the NASD under the symbol SAFH. The following table sets forth the high and low closing prices for shares of the Company's common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       CLOSING PRICES
 YEAR     PERIOD                       HIGH      LOW

 1999     First quarter               $1.88     $0.88
          Second quarter              $2.94     $0.88
          Third quarter               $1.81     $1.00
          Fourth quarter              $1.31     $0.88

 2000     First quarter               $2.34     $0.75
          Second quarter              $2.00     $0.81
          Third quarter               $1.25     $0.50
          Fourth quarter              $0.50     $0.10


     On March 30, 2001, the last sales price per share of the Company's common stock, as reported by the NASDAQ Bulletin Board, was $0.8750

NUMBER  OF  SHAREHOLDERS

     The number of beneficial holders of record of the Common Stock of the Company as of the close of business on February 28, 2001 was approximately 266. Many of the shares of the Company's Common Stock are held in a "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

     To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In March 2000, the  Company  issued  convertible  debentures  with  a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of December 31, 2000, $841,000 of the Debentures have been converted into 2,651,658 shares of common stock at an average price of $0.317 per share. During January 2001, the remaining $159,000 of the Debentures have been converted into 1,799,029 shares of common stock at an average price of $0.088 per share.

In May 2000, the Company conducted a Private Placement of $1,250,000 of its restricted Common Stock. The Company sold a total of 773,037 shares resulting in net proceeds of $667,525. The shares were offered without general solicitation or advertisement pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

In July 2000, the Company issued 7,500 shares of its "restricted" Common Stock to its legal counsel, an accredited investor, in exchange for legal services rendered. The issuance was an isolated transaction not involving a public offering without general solicitation or advertisement pursuant to Section 4(2) of the Securities Act of 1933.

During November 2000, the Company sold 1,600,000 shares of its "restricted" Common Stock to two accredited individuals, resulting in net proceeds of $200,000. The issuance was an isolated transaction not involving a public offering without general solicitation or advertisement pursuant to Section 4(2) of the Securities Act of 1933.

     On December 30, 2000, the Company issued to Robert Scott, the Company's President, 300,000 shares of its restricted Common Stock as a bonus for services rendered. The issuance was an isolated transaction not involving a public offering without general solicitation or advertisement pursuant to Section 4(2) of the Securities Act of 1933.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

GENERAL  OVERVIEW

The Company's principal line of business involves the manufacturing and sale of firearms related safety devices. These products are distributed throughout the United States. The Company's revenues are derived from sales to customers for the purchase of the Company's products and are recorded as revenue when product is shipped. All sales and revenues are recorded on the accrual basis, where revenues are recorded when earned/shipped to its customers. There are no advance fee or significant volume discount arrangements.

During fiscal 2000, the Company began the production and distribution of its firearms related safety devices. The Company contracted with Zoltrix International, a company based in Hong Kong for the initial manufacturing of its products and has begun receiving its first shipment of manufactured products towards the end of the fourth quarter. The Company has completed the testing of the first production models to ensure that they were manufactured according to the Company's specifications and has shipped samples to various law enforcement agencies, marketing representatives, and firearm manufacturers who have expressed interest in the Company's product for independent testing. The Company began retail and wholesale sales of its products in late 2000. In furtherance of this, the Company began print and radio advertising in major firearm and law enforcement magazines and sponsored the syndicated radio talk show "Gun Talk."

Additionally, during fiscal 2000, the Company entered into agreements with approximately seventy sales representatives on a commission basis. These sales agents currently sell other firearms related products from companies such as Browning, Winchester, Bushnell, Zebco, and others. The Company's sales strategy is to market its products on a national basis to firearm dealers, gunsmiths, law enforcement agencies, and end users. The Company intends to market its products through media campaigns, including magazines, radio and television.

Cost of sales includes the product cost and freight-in. Selling, general and administrative expenses consist of the cost of research and development of new or enhanced existing products, corporate expenses and all administrative personnel and expenses to support the Company's operations and growth.

RESULTS  OF  OPERATIONS  OF  THE  COMPANY

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

REVENUES - Revenues totaled $13,367 and $0 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively. Towards the end of the fiscal year ended December 31, 2000, the Company began the production and sale of its firearms related safety products.

COST OF SALES - Cost of sales totaled $5,347 and $0 for the fiscal year ended December 31, 2000 and December 31, 1999, respectively. As a percentage of net revenues, cost of sales was 40% and 0%, respectively, resulting in a gross profits of 60% and 0% for the fiscal years ended December 31, 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $2,550,090 and $1,243,040, for the fiscal years ended December 31, 2000 and 1999, respectively. During 2000, Selling, general and administrative expenses included payroll and related expenses of $622,020, marketing and advertising expenses of $400,740, regulatory filings and investor relations of $91,442, professional fees of $95,468, non-cash stock based compensation of $412,950, interest of $329,855, research and development costs of $195,109, and general operating costs of $402,506. SG&A increased by $1,307,050 during 2000 as compared to 1999 primarily due to increased payroll and related costs due to increase in employees, amortization of debt discount as interest expense arising from Debentures sold through a private placement, increased research and development costs to perfect its products, increased efforts in advertising in magazines and radio shows to promote its products and issuance of stock in exchange for general consulting services.

NET LOSS - Net loss increased to $2,542,070 during 2000 as compared to $1,243,040 during 1999 due to increased SG&A expenses.

NET LOSS PER SHARE - Net loss per share increased to $0.23 per share as compared to $0.15 per share.

ASSETS AND LIABILITIES - Assets increased $520,383 from $22,212 as of December 31, 1999 to $542,595 as of December 31, 2000. The increase is primarily attributable to an increase in cash from debt and equity securities sold and goodwill arising from the acquisition of Lost Coast Ventures, Inc. During March 2000, the Company entered into a Stock Exchange Agreement with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the close of this Agreement, the shareholders caused Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company paid $100,000 cash and issue 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders..

Liabilities increased from $374,041 as of December 31, 1999 to $859,239 as of December 31, 2000. This increase is primarily attributable to increases in accounts payable and accrued expenses of $87,074, sale of convertible Debentures with a face value of $1,000,000 (all of which was converted as of February 28, 2001), and additional operating capital loans obtained from the loans payable to a related parties.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2000 the Company had $13,367 in revenues and $542,595 in total assets. The Company incurred a net loss of $2,542,070 during the fiscal year ended December 31, 2000 as compared to $1,243,040 for the fiscal year ended December 31, 1999. On March 28, 2000, the Company issued 3% Convertible Debentures with a face amount of $1,000,000, resulting in net proceeds of $950,000. Pursuant to the terms of the Debentures, the Debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of February 28, 2001, all the Debentures including $9,875 in interest had been converted into 4,450,687 shares of common stock at an average price of $0.22 per share.

In May 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock. As a result of the Private Placement, the Company sold a total of 773,037 shares resulting in net proceeds of $667,525. Subsequently, the Private Placement was been terminated.

In December 2000, the Company sold 1,600,000 shares of its "restricted" Common Stock to two accredited individuals. The sale resulted in net proceeds of $200,000.

The Company anticipates that it has sufficient working capital through the end of March 2001. The Company intends to raise additional working capital through either debt or equity financing. There can be no assurances that the Company will be successful in raising additional funds. Failure to raise additional funds will have a material adverse effect on the Company's results of operations.

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

CAPITAL EXPENDITURES

The Company's anticipated capital expenditures for the fiscal year ended December 31, 2001 is expected to consist of development and manufacturing costs for the Company's proposed products. The Company expects to expend approximately $500,000 towards additional inventory and samples of its products, $500,000 in marketing materials, $200,000 in print advertising through fiscal year 2001 in the development and initial production of its products. Currently, the Company has insufficient funds for its planned capital expenditures and will need to raise additional funds either through additional debt or equity financing. Failure to raise additional funds will adversely affect the Company's plan of operations.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

EMPLOYMENT

As  of  February  28,  2001,  the  Company  had  5  full  time  employees.

ITEM  7.  FINANCIAL  STATEMENTS

     The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between Stonefield Josephson, Inc., Certified Public Accountants, and Management of the type required to be reported under this Item 8 since the date of their engagement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

     The following table sets forth the names and ages of the current directors and executive officers of the Company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers except that Sherry Norren is Mitch Saltz' wife. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

     Our  directors  and  executive  officers  are  as  follows:

Name                         Age    Positions
----                         ---    ---------
Mitchell  A.  Saltz          48     Chief  Executive Officer, Treasurer and
                                    Chairman  of  the  Board of  Directors

Robert  L.  Scott            54     President  and  Director

Sherry  Noreen               49     Secretary  and  Director


MITCHELL A. SALTZ - CEO, TREASURER & CHAIRMAN. Mitchell Saltz was the former Treasurer and Chief Financial Officer of Mezzenine Capital, Ltd., (MEZZ), a publicly held Bermuda closed-end investment holding company, from 1994-1998. Mezzanine specializes in equity investments, bridge financing, and investment-banking services to publicly traded companies. Mr. Saltz performed all corporate accounting functions, cash-flow management, investment strategy, tax planning, mergers and acquisitions analysis, and portfolio management of the cash and marketable securities held by Mezzanine. From 1990-1994, Mr. Saltz headed the financial advisory board of Western Omni Trust, an international investment banking company specializing in initial public stock offerings, asset management and international tax strategies. Mr. Saltz was the founder and former President of Business Information Systems, Inc., a data processing firm specializing in computerized accounting and income tax services for more than fifteen years. Clients included national CPA firms and Fortune 500 companies. Mr. Saltz received his BA in accounting from Cleveland State University in 1974. Mr. Saltz also serves on the board of Oasis, a non-profit organization developing an amusement park for physically challenged children.

ROBERT L. SCOTT - PRESIDENT, COO & DIRECTOR. Mr. Scott spent a decade at Smith & Wesson, one of the nation's leading gun manufacturers. He joined the Hartford-based company in 1989 as Vice President of Sales and Marketing, and served as Smith & Wesson's Vice President for Business Development. While Vice President of Sales and Marketing, Mr. Scott oversaw the gun company's worldwide sales and marketing efforts.

Mr. Scott brings a wealth of knowledge about the firearms and sporting industries as well as extensive marketing experience to Saf-T-Hammer, having spent some 20 years in the business of marketing consumer products. Prior to joining Smith & Wesson, Scott directed sales operations for a number of national consumer goods companies, including Miami-based Tasco Sales, Inc. and Berkley & Company, based in Iowa.

Mr. Scott served as Vice Chairman of the Hunting and Shooting Sports Heritage Foundation, was on the Board of Governors of the National Shooting Sports
Foundation, and on the Executive Committee of the Sporting Arms and Ammunition Manufacturers' Institute. A graduate of Ohio University in Athens, Ohio, Mr. Scott earned a B.A. in Political Science with a Minor in Management in 1969.


SHERRY NOREEN - SECRETARY & DIRECTOR Ms. Noreen graduated with honors from Michigan State University and applied her education and training by helping to sell technological communications networks for such industry leaders as AT&T, Michigan Bell/Ameritech and US West. Her titles ranged from Major Market Account Executive to Strategic Account Manager in which she managed a team of 20 sales and technical engineers and was responsible for 18 million dollars in annual sales revenues.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that some of the Company's officers, directors and greater than ten percent shareholders did not timely file their required forms but have otherwise complied with the requirements of Section 16(A).

ITEM  10.  EXECUTIVE  COMPENSATION

     The Company does not have employment contracts with any of its management personnel.

SUMMARY  COMPENSATION  TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000, 1999, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.



                                       SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                LONG  TERM  COMPENSATION
                                         ----------------------                AWARDS           PAYOUTS
                                                                            -------------------------------
                                                           OTHER          RESTRICTED  SECURITIES              ALL
NAME AND                                                   ANNUAL         STOCK       UNDERLYING    LTIP      OTHER
PRINCIPAL                         SALARY     BONUS         COMPENSATION   AWARDS      OPTIONS       PAYOUTS   COMPESATION
POSITION             YEAR           ($)        ($)           ($)            ($)         SARS (#)      ($)       ($)
----------------     --------  ------------  --------      -------------  ----------  -----------  ---------  -----------
Mitchell Saltz
(CEO)                 2000      240,000        -0-             -0-            -0-         -0-         -0-         -0-

                      1999       28,000        -0-             -0-            -0-         -0-         -0-         -0-

                      1998          -0-        -0-             -0-            -0-         -0-         -0-         -0-
Robert L. Scott
(President)           2000      240,000        -0-             -0-         54,000         -0-         -0-         -0-

                      1999       20,000        -0-             -0-            -0-         -0-         -0-         -0-

                      1998          -0-        -0-             -0-            -0-         -0-         -0-         -0-
Sherry Noreen
(Secretary)           2000          -0-        -0-             -0-            -0-         -0-         -0-         -0-

                      1999          -0-        -0-             -0-            -0-         -0-         -0-         -0-

                      1998          -0-        -0-             -0-            -0-         -0-         -0-         -0-

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                                                  PERCENT OF TOTAL
                     NUMBER OF SECURITIES       OPTIONS/SAR'S GRANTED
                         UNDERLYING            TO EMPLOYEES IN FISCAL   EXERCISE OF BASE PRICE
NAME                OPTIONS/SAR'S GRANTED (#)            YEAR                   ($/SH)            EXPIRATION DATE
-----------------  -------------------------  -----------------------  ------------------------  ---------------
Mitchell A. Saltz            None                       N/A                      N/A                   N/A

Robert L. Scott              None                       N/A                      N/A                   N/A

Sherry Noreen                None                       N/A                      N/A                   N/A




                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                   NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN
                   SECURITIES UNDERLYING   THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON      VALUE                     OPTIONS/SARS AT FY-END (#)  AT FY-END ($)
NAME               EXERCISE (#)            REALIZED ($)              EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------------  ----------------------  ------------------------  --------------------------  --------------------------
Mitchell A. Saltz         N/A                       N/A                        NONE                         N/A

Robert L. Scott           N/A                       N/A                        NONE                         N/A

Sherry Noreen             N/A                       N/A                        NONE                         N/A

COMPENSATION  OF  DIRECTORS

     Directors were not separately compensated for their services in the year ended December 31, 2000.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of February 28, 2001, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                        COMMON STOCK   PERCENT OF
TITLE OF CLASS  NAME AND ADDRESS OF BENEFICIAL OWNER(1)  OUTSTANDING  OUTSTANDING
Common Stock    Mitchell A. Saltz                         3,300,000      21.9%

Common Stock    Sherry Noreen                               275,000       1.8%

Common Stock    Robert Scott                                300,000       2.0%

Common Stock    All Executive Officers and
                Directors as a Group
                (3 persons)                               3,875,000      25.7%

(1) The address for each of these shareholders is c/o Saf-T-Hammer Corporation, 14500 N. Northsight Boulevard, Suite 221, Scottsdale, Arizona 85260. Each person has sole voting and dispositive power with respect to all outstanding shares.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On September 30, 1999, the Company entered into a loan agreement with Mitchell Saltz, the Company's Chief Executive Officer, Treasurer, and Chairman of the Board. Pursuant to the terms of the loan agreement, the loan bears interest at 10% per annum on the average balance outstanding, is unsecured and due on September 30, 2002. Interest payments are due on January 15th and July 15th. In the event that the Company fails to make timely interest payments with 90 days from its due date, the balance owed becomes payable on demand. As of December 31, 2000, the Company owed $240,000 under this note agreement. Subsequent to December 31, 2000, the Company borrowed an additional $80,000.

     In December 2000, the Company authorized the issuance of 300,000 shares of its restricted Common Stock to Robert Scott, President, as a bonus and payment for services rendered. Compensation expense of $54,000 has been recorded, which was calculated at a 20% discount of the trading price of the underlying stock.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

INDEX  TO  FINANCIAL  STATEMENTS                                     Page

Report  of  Independent  Auditors                                    F-1

Consolidated  balance  sheet  at  December  31,  2000                F-2

Consolidated statements of operations for the years ended
 December 31, 2000 and 1999                                          F-3

Consolidated statements of cash flows for the years ended
December  31,  2000  and  1999                                       F-4

Consolidated statements of shareholders' equity for the
years ended December 31, 2000 and 1999                               F-5

Notes  to  consolidated  financial  statements                       F-6

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

     The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.     DESCRIPTION


*3.1          Articles of Incorporation of the Company

*3.2          Articles of Amendment of the Company changing Company's name to
               Saf-T-Hammer Corporation

*3.3          Bylaws of the Company

21.1          List of Subsidiaries

------------------------------
*  Previously  filed

REPORTS  ON  FORM  8-K

  There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March  30,  2001

                            SAF-T-HAMMER CORPORATION
                                  (Registrant)

By:  /s/  Mitchell  A.  Saltz
Mitchell A. Saltz
Chief  Executive  Officer  &  Treasurer

By:  /s/  Robert  Scott
Robert Scott
President

By:  /s/  Sherry  Noreen
Sherry  Noreen
Secretary

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Capacity             Date
---------                          --------             ----
                                   Director             March  30,  2001
/s/  Mitchell  A.  Saltz
Mitchell  A.  Saltz

                                   Director             March  30,  2001
/s/  Robert  Scott
Robert  Scott

                                   Director             March  30,  2001
/s/  Sherry  Noreen
Sherry  Noreen

                          INDEPENDENT AUDITORS' REPORT





Board  of  Directors
Saf-T-Hammer  Corporation
Scottsdale,  Arizona


We have audited the accompanying consolidated balance sheet of Saf-T-Hammer Corporation, (a development stage enterprise) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the period since inception to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saf-T-Hammer Corporation as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended and for the period since inception to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
CERTIFIED  PUBLIC  ACCOUNTANTS

Santa  Monica,  California
March 20, 2001




                  SAF-T-HAMMER CORPORATION
             (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED  BALANCE  SHEET  -  DECEMBER  31,  2000





                          ASSETS
CURRENT ASSETS:
  Cash                                                    $    83,121
  Other current assets                                         15,184
                                                          -----------
          Total current assets                            $    98,305

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $21,012                          34,232

OTHER ASSETS:
  Goodwill, net of amortization of $32,814                    404,686
  Deposits                                                      5,372
                                                          -----------
          Total other assets                                  410,058
                                                          -----------
                                                          $   542,595
                                                          ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
  accrued expenses                                        $   121,114

3% CONVERTIBLE NOTE PAYABLE, due March 28, 2002 and
  unsecured, net of unamortized discount of $18,300           140,700

10% LOANS PAYABLE, RELATED PARTIES, due on
  September 30, 2002 and unsecured                            597,425

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 15,051,805 shares issued and outstanding  $    12,921
  Additional paid-in capital                                3,650,463
  Deficit accumulated during development stage             (3,980,028)
                                                          -----------
          Total stockholders' deficit                        (316,644)
                                                          -----------
                                                          $   542,595
                                                          ===========



See accompanying independent auditors' report and notes to consolidated financial statements.

                  SAF-T-HAMMER CORPORATION
             (A DEVELOPMENT STAGE ENTERPRISE)

        CONSOLIDATED  STATEMENTS  OF  OPERATIONS





                                                                                     From  inception
                                          Year ended              Year ended                to
                                      December  31,  2000     December  31,1999     December 31, 2000
                                      -------------------     -----------------     -----------------

REVENUES                                  $        13,367      $              -      $         13,367

COST OF REVENUES                                    5,347                     -                 5,347
                                      -------------------     -----------------     -----------------

GROSS PROFIT                                        8,020                     -                 8,020
                                      -------------------     -----------------     -----------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      2,550,090             1,243,040             3,988,048
                                      -------------------     -----------------     -----------------

NET LOSS                                  $    (2,542,070)     $     (1,243,040)     $     (3,980,028)
                                      ===================     =================     =================

NET LOSS PER SHARE, basic and diluted     $         (0.23)                (0.15)
                                      ===================     =================
WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                          11,021,937             8,426,412
                                      ===================     =================


See accompanying independent auditors' report and notes to consolidated financial statements.

                           SAF-T-HAMMER  CORPORATION
                      (A  DEVELOPMENT  STAGE  ENTERPRISE)

        CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)




                                                              Additional                      Total
                                            Common stock       paid-in     Accumulated     stockholders'
                                          Shares     Amount    capital       deficit         deficit
                                         -------    -------   ---------     ---------       ---------

Balance at January 1, 1998 (post
  4:1 stock split)                      2,131,152   $     -    $      -      $      -        $       -

Capital contribution into
  Saf-T-Hammer, Inc. (pre-reverse
  merger) by shareholders                       -         -      104,546            -          104,546

New common stock shares issued
  per reverse merger agreement
  on October 20, 1998 (post
  4:1 stock split)                      5,325,000     5,325       (5,325)           -                -

Net loss for the year ended
  December 31, 1998                                                          (194,918)        (194,918)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 1998            7,456,152      5,325      99,221     (194,918)         (90,372)

Issuance of common stock during
  private placement, net                  985,000        985     843,140                       844,125

Issuance of common stock for
  services rendered                       137,458        137     137,321                       137,458

Net loss for the year ended
  December 31, 1999                                                        (1,243,040)      (1,243,040)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 1999            8,578,610      6,447   1,079,682   (1,437,958)        (351,829)

Shares issued related to acquisition
  of Lost Coast Ventures, Inc.            450,000        450     337,050                       337,500

Issuance of common stock during
  private placement, net                  773,037        773     666,752                       667,525

Convertibility feature of debentures
  issued                                                         118,280                       118,280

Conversion debt                         2,651,658      2,652     838,348                       841,000

Issuance of common stock during
  private placement, net                1,600,000      1,600     198,400                       200,000

Shares issued in exchange for
  services                                998,500        999     411,951                       412,950

Net loss for the year ended
  December 31, 2000                                                         (2,542,070)     (2,542,070)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 2000           15,051,805   $ 12,921 $ 3,650,463   $(3,980,028)    $  (316,644)
                                        =========    =======   =========   ===========        =========


See accompanying independent auditors' report and notes to consolidated financial statements.




SAF-T-HAMMER CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS





                                                                                                   From inception on
                                                           Year ended           Year ended       December 18, 1992 to
                                                        December 31, 2000    December 31,1999     December 31, 2000
                                                      ------------------   -----------------   ---------------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                            $       (2,542,070)  $      (1,243,040)  $          (3,980,028)
                                                      ------------------   -----------------   ---------------------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                44,538               7,740                  53,826
      Capital contribution - product development                                                              74,046
      Stock compensation for services rendered                   412,950             137,458                 550,408
      Interest                                                   282,978                                     282,978

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS -
      Deposits                                                    (5,372)                                     (5,372)
      Prepaid expense                                            (15,184)                                    (15,184)

INCREASE (DECREASE) IN LIABILITIES -
      accrued expenses                                            87,075              10,732                 121,116
                                                      ------------------   -----------------   ---------------------
          Total adjustments                                      806,985             155,930               1,061,818
                                                      ------------------   -----------------   ---------------------
          Net cash used for operating activities              (1,735,085)         (1,087,110)             (2,918,210)
                                                      ------------------   -----------------   ---------------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire Lost Coast Ventures, Inc.                 (100,000)                                   (100,000)
  Payments to acquire property and equipment                     (24,744)                                    (24,744)
                                                      ------------------   -----------------   ---------------------
          Net cash used for investing activities                (124,744)                                   (124,744)
                                                      ------------------   -----------------   ---------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loans payable, related parties                   352,425             340,000                 822,925
  Payments on loans payable, related parties                     (95,000)           (130,500)               (225,500)
  Proceeds from issuance of convertible debentures               950,000                                     950,000
  Payments on debt issue costs                                  (133,000)                                   (133,000)
  Proceeds from issuance of common stock, net                    867,525             844,125               1,711,650
                                                      ------------------   -----------------   ---------------------
          Net cash provided by financing activities            1,941,950           1,053,625               3,126,075
                                                      ==================   =================   =====================

NET CHANGE IN CASH                                                82,121             (33,485)                 83,121
CASH, beginning of year/period                                     1,000              34,485                       -
                                                      ------------------   -----------------   ---------------------
CASH, end of year/period                              $           83,121   $           1,000   $              83,121
                                                      ==================   =================   =====================

See accompanying independent auditors' report and notes to consolidated financial statements.




                                               SAF-T-HAMMER CORPORATION
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                From inception on
                                                    Year ended         Year ended      December 18, 1992 to
                                                December 31, 2000   December 31,1999     December 31, 2000
                                                -----------------   -----------------  ---------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES:
  Issuance of common stock during reverse
    merger                                      $              -    $               -  $              74,046
                                                -----------------   -----------------  ---------------------
  Contribution of property and equipment        $              -    $               -  $              30,500
                                                -----------------   -----------------  ---------------------
  Issuance of stock for services                $        412,950    $         137,458  $             550,408
                                                -----------------   -----------------  ---------------------
  Acquisition of Lost Coast Ventures, Inc.      $        337,500    $               -  $             337,500
                                                -----------------   -----------------  ---------------------
  Conversion of debt                            $        841,000    $               -  $             841,000
                                                -----------------   -----------------  ---------------------
  Convertibility feature related to debentures
    issued                                      $        118,280    $               -  $             118,280
                                                -----------------   -----------------  ---------------------



See accompanying independent auditors' report and notes to consolidated financial statements.

                             SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 2000 AND 1999



(1)     ORGANIZATION  AND  BUSINESS  ACTIVITY:

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

Effective October 20, 1998, the Company acquired the assets of Saf-T-Hammer, Inc. and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. Prior to this agreement becoming effective, De Oro Mines, Inc. had a total of 532,788 shares of common stock issued and outstanding. Pursuant to the Asset Acquisition Agreement, the Company issued 1,331,250 shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 shares of common stock being issued and outstanding.

Pursuant to Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," Saf-T-Hammer, Inc. was the acquirer and De Oro Mines, Inc., the acquiree, and accordingly, this transaction was accounted for as a reverse merger since effective control of the Company was with the officer/shareholders of Saf-T-Hammer, Inc. The shareholders also approved a four share for one share stock split. The financial statements as of December 31, 1999 and 1998 reflect the effect of the four to one stock split. The majority of the shareholders of both corporations approved this asset purchase agreement and related bill of sale.

The primary asset of Saf-T-Hammer Corporation is a childproof gun safety device that the Company plans to manufacture and sell throughout the world. Currently, the Company is in the product development stage and has a patent pending for rights to the childproof gun safety device.




See  accompanying  independent  auditors'  report.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




(1)     ORGANIZATION  AND  BUSINESS  ACTIVITY,  CONTINUED:

     ACQUISITION  OF  LOST  COAST  VENTURES,  INC.:

On March 31, 2000, the Company entered into a Stock Exchange Agreement with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the close of this Agreement, the shareholders caused Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for nominal cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company payed $100,000 cash and issued 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. This business combination was accounted using the purchase method of accounting and accordingly, the purchase price ($437,500) in excess of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill on the accompanying balance sheet. Proforma operating results as if the acquisition had occurred at the beginning of the earliest period presented is not presented as the amounts are not material. The management of the Company will amortize the goodwill straight line over the estimated useful life of 10 years.


(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

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

PRINCIPLES  OF  CONSOLIDATION:

The accompanying financial statements include the accounts of Saf-T-Hammer Corporation and Lost Coast Ventures, IncAll significant intercompany accounts and transactions have been eliminated in consolidation.

CASH:

Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.




See  accompanying  independent  auditors'  report.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

CASH,  CONTINUED:

Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     FAIR  VALUE:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

NEW  ACCOUNTING  PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company's financial statements did not have a material change in the amount of revenues the Company ultimately realized.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

See  accompanying  independent  auditors'  report.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND  LONG-LIVED  ASSETS  TO  BE DISPOSED OF:

The Company uses the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", whichrequires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

PROPERTY  AND  EQUIPMENT:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of 3-5 years.

     COMPREHENSIVE  INCOME:

The Company does not have other comprehensive income. Comprehensive loss consists of net loss from operations.

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

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenues during year 2001. Management's plans also include the sale of additional equity securities and debt financing from related parties.
However, no assurance can be given that the Company will be successful in raising additional capital.

Further, there can be no assurance, assuming the Company successfully raises additional equity and debt financing, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow to meet its obligations, the Company's ability to continue as a going concern will become substantially doubtful.

See  accompanying  independent  auditors'  report.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



(3)     INCOME  TAXES:

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the year ended December 31, 2000, due to the net losses. The Company's total deferred tax asset as of December 31, 2000 is as follows:

          Net  operating  loss  carryforwards          $     (3,650,000)
          Effective  tax  rates                                      40%
                                                       ----------------

                                                              1,460,000
          Valuation  allowance                               (1,460,000)
                                                       ----------------

               Net  deferred  taxes                    $              -
                                                       ================

The federal net operating loss carryforward will expire in various amounts starting in 2018. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.


(4)     CONVERTIBLE  3%  NOTE  PAYABLE:

During March 2000, the Company entered into an agreement to issue 3% convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at 75% of the average common stock bid price for the 5 days preceding the date of conversion. Net proceeds of $ 950,000 from this offering were received in May 2000. As of December 31, 2000, $841,000 of the debentures have been converted into 2,651,658 restricted common shares of the Company. Upon issuance, the Company recorded interest expense of $118,280, based upon a calculated amount of the five preceding days stock prices, in accordance with guidance under Emerging Issues Task Force ("EITF") 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Pursuant to this EITF, the beneficial conversion feature of $118,280 is calculated at its intrinsic value at the commitment date and charged to expense at the date of issuance inasmuch as the debentures are immediately convertible into equity. The Company also paid debt issue costs of $133,000, of which, $114,700 has been charged to interest expense using the interest method (effective interest rate of 31%) as of December 31, 2000. As of March 20, 2001, the remaining $159,000 was converted into 1,799,029 restricted common shares of the Company.


(5)     LOANS  PAYABLE,  RELATED  PARTIES:

Loans payable, stockholder, bears interest at 10% per annum on the average balance outstanding, is unsecured and due on September 30, 2002. Pursuant to the terms of this loan agreement, the Company may borrow, through September 30, 2000, up to a limit of $500,000 for use in the Company's normal course of business. Pursuant to the terms of this agreement dated September 30, 1999, interest payments are due on January 15th and July 15th. In the event that the Company fails to make timely interest payments within 90 days from its due date, the loans become payable on demand. As of December 31, 2000, the Company owed $357,425 under this loan agreement.

See  accompanying  independent  auditors'  report.

                       SAF-T-HAMMER  CORPORATION
                 (A  DEVELOPMENT  STAGE  ENTERPRISE)

       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)

              YEARS  ENDED  DECEMBER  31,  2000  AND  1999




(5)     LOANS  PAYABLE,  RELATED  PARTIES,  CONTINUED:

Loan payable, officer-stockholder, bears interest at 10% per annum on the average balance outstanding, is unsecured and due on September 30, 2002. Pursuant to the terms of this agreement dated September 30, 1999, interest payments are due on January 15th and July 15th. In the event that the Company fails to make timely interest payments with 90 days from its due date, the balance owed becomes payable on demand. As of December 31, 2000, the Company owed $240,000 under this note agreement. Subsequent to December 31, 2000, the Company borrowed an additional $80,000.

Total interest expense under all obligations for the years ended December 31, 2000 and 1999 amounted to $329,855 and $3,000, respectively.


(6)     STOCKHOLDERS'  DEFICIT:

Prior to October 20, 1998, Saf-T-Hammer Corporation (Formerly De Oro Mines, Inc.) had a total of 532,788 (pre-split) shares of common stock issued and outstanding.

On October 20, 1998, pursuant to an Asset Acquisition Agreement, the Company issued 1,331,250 (pre-split) shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 (pre-split) shares of common stock being issued and outstanding. Pursuant to Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," Saf-T-Hammer, Inc. was the acquirer and De Oro Mines, Inc., the acquiree, and accordingly, this transaction was accounted for as a reverse merger since effective control of the Company was with the officer/shareholders of Saf-T-Hammer, Inc.

Immediately following the Asset Acquisition Agreement and issuance of 1,331,250 (pre-split) shares, the Company forward split its common stock at 4:1 shares, resulting in 7,456,152 shares being issued and outstanding. The Company then changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation.

During the first quarter of 1999, the Company commenced a private placement of 1,000,000 shares of its restricted common shares at an offering price of $1.00 per share. As of December 31, 1999, the Company raised approximately $844,000, which is net of offering costs of approximately $70,000.

During the year ended December 31, 1999, the Company issued 137,458 (post-split) shares of its restricted common stock. Accordingly, the Company recorded compensation expense for service of $137,458 during the year.




See  accompanying  independent  auditors'  report.

                       SAF-T-HAMMER  CORPORATION
                 (A  DEVELOPMENT  STAGE  ENTERPRISE)

       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)

              YEARS  ENDED  DECEMBER  31,  2000  AND  1999



(6)     STOCKHOLDERS'  DEFICIT,  CONTINUED:

During March 2000, the Company entered into a Stock Exchange Agreement with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the close of this Agreement, the shareholders caused Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company paid $100,000 cash and issued 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. Total consideration for these transactions were recorded at $437,500.

In March 2000, the Company issued convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures are convertible into common stock at the discretion of the holder at a 25% discount off of the trading price. As of December 31, 2000, $841,000 of the Debentures have been converted into 2,651,658 shares of common stock at an average price of $0.317 per share. During January 2001, the remaining $159,000 of the Debentures were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

In May 2000, the Company issued 310,500 shares of its restricted Common Stock to key consultants in exchange for services rendered. Compensation expense of $155,250 has been recorded, which was calculated at a 20% discount of the trading price of the underlying stock.

In May 2000, the Company initiated a Private Placement of $1,250,000 of its restricted Common Stock. The Company sold a total of 773,037 shares resulting in net proceeds of $667,525. This offering was closed in June 2000.

In July 2000, the Company issued 7,500 shares of its restricted common stock to its legal counsel, an accredited investor, in exchange for legal services rendered. In addition, in September 2000, the Company issued 380,500 shares of its restricted Common Stock to key consultants in exchange for services rendered. Compensation expense of $203,700 has been recorded, which was calculated at a 20% discount of the trading price of the underlying stock.

In November 2000, the Company conducted a Private Placement of $200,000 of its restricted Common Stock. The Company sold a total of 1,600,000 shares resulting in net proceeds of $200,000.

In December 2000, the Company authorized the issuance of 300,000 shares of its restricted Common Stock to an officer as a bonus and payment for services rendered. Compensation expense of $54,000 has been recorded, which was calculated at a 20% discount of the trading price of the underlying stock.

See  accompanying  independent  auditors'  report.

                       SAF-T-HAMMER  CORPORATION
                 (A  DEVELOPMENT  STAGE  ENTERPRISE)

       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)

              YEARS  ENDED  DECEMBER  31,  2000  AND  1999



(7)     COMMITMENTS:

The Company entered into a three year lease for its office facility from unrelated parties effective April 1, 2000. Monthly rent is payable on the first day of the month in the amount of $5,622. Pursuant to this agreement, the Company is not responsible for any other local or state taxes or CAM charges, however, is required to have a minimum general liability insurance of $1,000,000.

















See  accompanying  independent  auditors'  report.