Form 10QSB
period 2001-03-31
SAF T HAMMER CORP/NV
filed 2001-05-15
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March 31, 2001

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

     Yes  [ X ]    No  [   ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock         Outstanding as May 11, 2001
   -----------------------------------------   ---------------------------------
   Common Stock, $0.001 par value                          17,006,163



     Transitional  Small  Business  Disclosure  Format  (check  one):

     Yes  [   ]    No  [ X ]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

     Condensed Balance Sheets at March 31, 2001 (Unaudited).

     Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and 2000 and for the period from inception to March 31, 2001.

     Statement of Stockholders' Equity/(Deficit) for the period since inception
       To March 31, 2001.

     Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000 and for the period from inception to March 31, 2001.

     Notes to Interim Financial Statements (Unaudited) at March 31, 2001.

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


                               SAF-T-HAMMER CORPORATION
                             (FORMERLY DE ORO MINES, INC.)
                           (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET - MARCH 31, 2001
                                      (UNAUDITED)

                                        ASSETS


CURRENT ASSETS:
  Cash                                                                    $   181,430
  Accounts receivable                                                          18,015
  Inventory                                                                     8,420
                                                                          ------------
    Total current assets                                                      207,865
                                                                          ------------

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation                                                      31,232

OTHER ASSETS:
  Goodwill, net                                                               393,748
  Deposits                                                                      5,372
                                                                          ------------
    Total other assets                                                        399,120
                                                                          ------------

                                                                          $   638,217
                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES -
  accrued expenses                                                        $   131,431

Loans Payable, unrelated parties, due July 1, 2002 and unsecured              500,000

10% NOTES PAYABLE, related parties, due September 30, 2002 and unsecured      597,425

STOCKHOLDERS' DEFICIENCY:
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 16,850,834 shares issued and outstanding                       14,720
  Additional paid-in capital                                                3,807,664
  Accumulated deficit                                                      (4,413,024)
                                                                          ------------
          Total stockholders' deficiency                                     (590,640)
                                                                          ------------

                                                                          $   638,217
                                                                          ============

See accompanying notes to unaudited financial statements.


                              SAF-T-HAMMER CORPORATION
                           (FORMERLY DE ORO MINES, INC.)
                          (A DEVELOPMENT STAGE ENTERPRISE)

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                  For the period
                             Three months ended                 since inception to
                                 March 31,         March 31,        March 31,
                                    2001             2000              2001
                            --------------------  -----------  --------------------

REVENUES                    $            21,151   $        -   $            34,518

COST OF REVENUES                          8,418            -                13,765
                            --------------------  -----------  --------------------

GROSS PROFIT                             12,733            -                20,753

GENERAL AND ADMINISTRATIVE              445,728      547,095             4,433,776
                            --------------------  -----------  --------------------

NET LOSS                    $          (432,996)  $ (547,095)  $        (4,413,024)
                            ====================  ===========  ====================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    basic and diluted                15,931,330    8,871,501
                            ====================  ===========

NET LOSS PER SHARE -
    basic and diluted       $             (0.03)  $    (0.06)
                            ====================  ===========

See accompanying notes to unaudited financial statements.


                           SAF-T-HAMMER  CORPORATION
                      (A  DEVELOPMENT  STAGE  ENTERPRISE)

        CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                              Additional                      Total
                                            Common stock       paid-in     Accumulated     stockholders'
                                          Shares     Amount    capital       deficit         deficit
                                         -------    -------   ---------     ---------       ---------

Balance at January 1, 1998 (post
  4:1 stock split)                      2,131,152   $     -    $      -      $      -        $       -

Capital contribution into
  Saf-T-Hammer, Inc. (pre-reverse
  merger) by shareholders                       -         -      104,546            -          104,546

New common stock shares issued
  per reverse merger agreement
  on October 20, 1998 (post
  4:1 stock split)                      5,325,000     5,325       (5,325)           -                -

Net loss for the year ended
  December 31, 1998                                                          (194,918)        (194,918)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 1998            7,456,152      5,325      99,221     (194,918)         (90,372)

Issuance of common stock during
  private placement, net                  985,000        985     843,140                       844,125

Issuance of common stock for
  services rendered                       137,458        137     137,321                       137,458

Net loss for the year ended
  December 31, 1999                                                        (1,243,040)      (1,243,040)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 1999            8,578,610      6,447   1,079,682   (1,437,958)        (351,829)

Shares issued related to acquisition
  of Lost Coast Ventures, Inc.            450,000        450     337,050                       337,500

Issuance of common stock during
  private placement, net                  773,037        773     666,752                       667,525

Convertibility feature of debentures
  issued                                                         118,280                       118,280

Conversion debt                         2,651,658      2,652     838,348                       841,000

Issuance of common stock during
  private placement, net                1,600,000      1,600     198,400                       200,000

Shares issued in exchange for
  services                                998,500        999     411,951                       412,950

Net loss for the year ended
  December 31, 2000                                                         (2,542,070)     (2,542,070)
                                        ---------    -------   ---------   -----------        ---------

Balance at December 31, 2000           15,051,805   $ 12,921 $ 3,650,463   $(3,980,028)    $  (316,644)

Conversion debt                         1,799,029      1,799     157,201                       159,000

Net loss for the three months
  ended March 31, 2001 (Unaudited)                                            (432,996)       (432,996)
                                        ---------    -------   ---------   -----------        ---------

Balance at March 31, 2001 (Unaudited)  16,850,834   $ 14,720 $ 3,807,664   $(4,413,024)    $  (590,640)
                                        =========    =======   =========   ===========        =========

See accompanying notes to unaudited financial statements.


                                                     SAF-T-HAMMER CORPORATION
                                                  (FORMERLY DE ORO MINES, INC.)
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                     STATEMENTS OF CASH FLOWS

                                       NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS







                                                                                                                For the period
                                                                           Three months ended                 since inception to
                                                                               March 31,         March 31,        March 31,
                                                                                  2001             2000              2001
                                                                          --------------------  -----------  --------------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
    Net loss                                                              $          (432,996)  $ (547,095)  $        (4,413,024)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation                                                                         13,938        1,935                67,764
  Capital contribution - product development                                                -            -                74,046
  Stock compensation for services rendered                                                  -      155,250               550,408
  Interest                                                                             18,300       14,352               301,278

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
  Accounts receivables                                                                (18,015)      (5,372)              (18,015)
  Inventory                                                                            (8,420)           -                (8,420)
  Prepaid expense                                                                      15,184            -                     -
  Deposits                                                                                  -       (5,372)               (5,372)

  INCREASE (DECREASE) IN LIABILITIES -
   accrued expenses                                                                    10,317      113,590               131,433
                                                                          --------------------  -----------  --------------------
         Total adjustments                                                             31,304      274,383             1,093,122
                                                                          --------------------  -----------  --------------------

         Net cash used for operating activities                                      (401,692)    (272,712)           (3,319,902)
                                                                          --------------------  -----------  --------------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire Lost Coast Ventures, Inc.                                             -     (100,000)             (100,000)
  Payments to acquire property and equipment                                                -            -               (24,744)
                                                                          --------------------  -----------  --------------------

         Net cash used for investing activities                                             -     (100,000)             (124,744)
                                                                          --------------------  -----------  --------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable, related parties                                         80,000      234,075               902,925
  Payments on notes payable, related parties                                          (80,000)           -              (305,500)
  Proceeds from issuance of convertible debentures                                                       -               950,000
  Proceeds from loans payable                                                         500,000                            500,000
  Payments on debt issue costs                                                              -            -              (133,000)
  Proceeds from issuance of common stock                                                    -      545,875             1,711,650
                                                                          --------------------  -----------  --------------------

         Net cash provided by financing activities                                    500,000      779,950             3,626,075
                                                                          --------------------  -----------  --------------------

NET INCREASE/(DECREASE) IN CASH                                                        98,309      407,238               181,430
CASH, beginning of year/period                                                         83,121        1,000                     -
                                                                          --------------------  -----------  --------------------

CASH, end of period                                                       $           181,430   $  408,238   $           181,430
                                                                          ====================  ===========  ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Issuance of common stock during reverse merger                           $                 -   $        -   $            74,046
                                                                          ====================  ===========  ====================
 Contribution of property and equipment                                   $                 -   $        -   $            30,500
                                                                          ====================  ===========  ====================
 Issuance of stock for services                                           $                 -   $  155,250   $           550,408
                                                                          ====================  ===========  ====================
 Acquisition of Lost Coast Ventures, Inc.                                 $                 -   $  337,500   $                 -
                                                                          ====================  ===========  ====================
 Conversion of debt                                                       $           159,000   $        -   $           159,000
                                                                          ====================  ===========  ====================
 Convertibility feature related to debentures issued                      $                 -   $        -   $           118,280
                                                                          ====================  ===========  ====================


See accompanying notes to unaudited financial statements.

                            SAF-T-HAMMER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000




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

The primary asset of Saf-T-Hammer Corporation is a childproof gun safety device that the Company plans to manufacture and sell throughout the world. Currently, the Company has begun production of its gun safety device and has a patent pending for rights to the childproof gun safety device.

(2)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

BASIS  OF  PRESENTATION:

The accompanying unaudited interim consolidated financial statements of Saf-T-Hammer Corporation, for the three month periods ended March 31, 2001 and 2000, respectively, reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

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

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

IMPAIRMENT  OF  LONG-LIVED  ASSETS  AND  LONG-LIVED  ASSETS  TO  BE DISPOSED OF:

The Company uses the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.


SUBSEQUENT EVENT:

On May 11, 2001, the Company acquired 100% of the outstanding common stock of Smith & Wesson Corporation. The Company will file the required Form 8-K filing describing the transaction within 15 days.

ITEM 2.  MANGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

As a direct result of the Company's emphasis upon internal development, it has fostered two gun safety products, Saf-T-Hammer and Saf-T-Trigger that will be marketed and distributed through standard firearms industry distribution channels, catalogue outlets and direct sales. The Company's web site is www.saf-t-hammer.com.

Additionally, the Company has recently begun the development of two additional firearms related safety devices, the Maximum Security Cable and the Versa Vault.

The Maximum Security Cable(TM) is "shockproof" and unlike many similar products currently on the market, will not open when subjected to jarring and its heavier steel cable is virtually cut proof. As recently discovered, many cable lock devices for firearms were less than adequate. Through independent testing, the product has proven to be up to 10 times stronger than a variety of conventional cable locks currently available.

The Versa Vault(TM) is a handgun vault designed to provide more than 40 percent more capacity than any comparable product on the market. It offers the highest possible degree of electronic and mechanical security available and features an owner-programmable and user-friendly lighted keypad with four keys and has more than 10,000 available combinations.

The vault is designed for both vertical and horizontal installation, includes a steel mounting plate, and has a tamper alert, low battery alert and easy access for electronic backup and internal lighting. Its small 10-inch x 14-inch x 3.5-inch external dimensions provide maximum space utilization and allows the Versa Vault to be installed nearly anywhere. It has a unique internal holster that presents the firearm to the owner for maximum speed and accessibility. This holster is also removable, providing additional storage capacity depending upon the owners needs.

The Maximum Security Cable (TM) and the Versa Vault (TM) are both still under development. The Company anticipates initiating sales of these products by the third quarter of 2001.

THREE  MONTHS  ENDED  MARCH  31,  2001 COMPARED TO THREE MONTHS  ENDED MARCH 31,
2000

REVENUES - Revenues totaled $21,151 and $0 for the three month periods ended March 31, 2001 and 2000, respectively. Towards the end of the fiscal year ended December 31, 2000, the Company began the production and sale of its firearms related safety products, which the Company expects to grow substantially in the year 2001.

COST OF SALES - Cost of sales totaled $8,418 and $0 for the three month periods ended March 31, 2001 and 2000, respectively. As a percentage of net revenues, cost of sales was approximately 40% and 0%, respectively, resulting in a gross profits of 60% and 0% for the three month periods ended March 31, 2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses totaled $445,728 and $547,095, for the three month periods ended March 31, 2001 and 2000, respectively. During the three month periods ended March 31, 2001, selling, general and administrative expenses included payroll and related expenses of approximately $171,000, marketing and advertising expenses of $48,000, regulatory filings and investor relations of $26,000, professional fees of $100,000, interest of $36,000, and general operating costs of $65,000. SG&A decreased by $101,367 during 2001 as compared to 2000 primarily due to no issuance of stock in exchange for general consulting services during 2001.

NET LOSS - Net loss decreased to $432,996 during the three month period ended March 31, 2001 as compared to $547,095 during the three month period ended March 31, 2000 due to a decrease in SG&A expenses and gross profit of $12,733.

NET LOSS PER SHARE - Net loss per share, basic and diluted, decreased to $0.03 per share for the three months ended March 31, 2001 as compared to $0.06 per share for the three months ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2001 the Company had $21,151 in revenues and $638,217 in total assets. The Company incurred a net loss of $432,996 during the three months ended March 31, 2001 as compared to $547,095 for the three months ended March 31, 2000. As of March 31, 2001, our total current assets exceeded total current liabilities by $76,434.

As of March 31, 2001, all the 3% Convertible Debentures sold during 2000 had been converted. During the three months ended March 31, 2001, the remaining $159,000 of Convertible Debentures were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

During March 2001, the Company obtained a short term loan from an unrelated party for $500,000. This loan is due on July 1, 2002, is unsecured and bears interest at LIBOR plus 1.75% per annum. The Company anticipates that it has sufficient working capital through the end of June 2001. The Company intends to raise additional working capital through either debt or equity financing. There can be no assurances that the Company will be successful in raising additional funds. Failure to raise additional funds will have a material adverse effect on the Company's results of operations.

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

RECENT ACQUISITION

On May 11, 2001, the Company completed the acquisition of 100% of the outstanding stock of Smith & Wesson Corporation. The Company will file a Current Report on Form 8-K with the Securities and Exchange Commission within 15 days of the acquisition, which will provide details of this acquisition.

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

        None

(B)     REPORTS  ON  FORM  8-K

        None

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SAF-T-HAMMER  CORPORATION

                                        By  /s/  Mitchell  A.  Saltz
                                        ----------------------------------
                                        Mitchell  A.  Saltz
                                        CEO & CFO


Dated:  May 15, 2001