Form 10QSB
period 2001-04-30
SAF T HAMMER CORP/NV
filed 2001-08-13
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from January 1, 2001 to
April 30, 2001

Commission File No. 029015

SAF-T-HAMMER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)

14500 North Northsight, Suite 221, Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

     The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer's classes of common equity:

Class	Outstanding as of August 13, 2001

Common stock, $.001 par value	17,931,355

     The issuer is not using the Transitional Small Business Disclosure format.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEET —APRIL 30, 2001
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULT OF OPERATIONS FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO APRIL 30, 2001
LIQUIDITY AND CAPITAL RESOURCES
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
EX-4.7
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAF-T-HAMMER CORPORATION
(FORMERLY DE ORO MINES, INC.)
BALANCE SHEET —APRIL 30, 2001
(UNAUDITED)

ASSETS

Current assets:

Cash	$69,110

Accounts receivable	3,904

Inventory	21,780

Other current assets	189,460

Total current assets	284,254

Property and equipment, net of accumulated depreciation	31,752

Deposits	5,372

$321,378

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities -

accounts payable and accrued expenses	$595,979

Loan payable, due July 1, 2002, bears interest at 1.75% over LIBOR and unsecured	500,000

10% Notes payable, related parties, due September 30, 2002 and unsecured	597,425

Stockholders’ deficiency:

Common stock; $0.001 par value, 100,000,000 shares authorized, 17,606,355 shares issued and outstanding	15,476

Additional paid-in capital	4,171,825

Accumulated deficit	(5,559,327)

Total stockholders’ deficiency	(1,372,026)

$321,378

See accompanying notes to unaudited financial statements.

SAF-T-HAMMER CORPORATION
(FORMERLY DE ORO MINES, INC.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Transition period *

	Four months ended	One month ended
	April 30,	April 30,
	2001	2001

Revenues	$23,368	$2,217

Cost of revenues	9,305	887

Gross profit	14,063	1,330

Selling, general and administrative	$1,593,361	$1,147,632

Net loss	$(1,579,298)	$(1,146,302)

Weighted average number of shares outstanding -

basic and diluted	16,243,054	16,850,834

Net loss per share -

basic and diluted	$(0.10)	$(0.07)

*	On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30.

See accompanying notes to unaudited financial statements.

SAF-T-HAMMER CORPORATION
(FORMERLY DE ORO MINES, INC.)
STATEMENTS OF CASH FLOWS

	Transition period *

	Four months ended	One month ended
	April 30, 2001	April 30, 2001

	(UNAUDITED)	(UNAUDITED)

Cash flows provided by (used for) operating activities:

Net loss	$(1,579,298)	$(1,146,302)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation	20,084	6,146

Stock compensation for services rendered	364,917	364,917

Impairment of goodwill	390,102	390,102

Interest	18,300	—

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivables	(3,904)	14,111

Inventory	(21,780)	(13,360)

Prepaid expense and other current asset	(174,276)	(189,460)

Increase (decrease) in liabilities -

accrued expenses	474,866	464,548

Total adjustments	1,068,309	1,037,004

Net cash used for operating activities	(510,989)	(109,298)

Cash flows used for investing activities:

Payments to acquire property and equipment	(3,022)	(3,022)

Net cash used for investing activities	(3,022)	(3,022)

Cash flows provided by (used for) financing activities:

Proceeds from notes payable, related parties	80,000	—

Payments on notes payable, related parties	(80,000)	—

Proceeds from loans payable	500,000	—

Net cash provided by financing activities	500,000	0

SAF-T-HAMMER CORPORATION
(FORMERLY DE ORO MINES, INC.)
STATEMENTS OF CASH FLOWS

Continued

	Transition period *

	Four months ended	One month ended
	April 30, 2001	April 30, 2001

	(Unaudited)	(Unaudited)

Net increase/(decrease) in cash	(14,011)	(112,320)

Cash, beginning of year/period	83,121	181,430

Cash, end of period	$69,110	$69,110

Supplemental disclosure of non-cash financing and investing activities:

Issuance of stock for services	$364,917	$364,917

Conversion of debt	$159,000	$—

*	On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30

See accompanying notes to unaudited financial statements.

SAF-T-HAMMER CORPORATION
(FORMERLY DE ORO MINES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO APRIL 30, 2001.

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

Pursuant to Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations,” Saf-T-Hammer, Inc. was the acquirer and De Oro Mines, Inc., the acquiree, and accordingly, this transaction was accounted for as a reverse merger since effective control of the Company was with the officer/shareholders of Saf-T-Hammer, Inc.

The primary asset of Saf-T-Hammer Corporation is a childproof gun safety device that the Company plans to manufacture and sell throughout the world. Currently, the Company is in the product development stage and has a patent pending for rights to the childproof gun safety device.

(2)	Summary of Significant Accounting Policies:

Change of Fiscal Year End

On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the accompanying financial statements include the transition period from January 1, 2001 to April 30, 2001 and one month ended April 30, 2001. In addition, the three months ended March 31, 2001 and 2000 have previously been filed with the Securities and Exchange Commission on Form 10 QSB, as required for any quarterly period of the old fiscal year of December 31 that ended before June 29, 2001, the date on which the Company determined to change its fiscal year end.

Basis of presentation:

The accompanying unaudited interim consolidated financial statements of Saf-T-Hammer Corporation, for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2000. In addition, the Company filed a Form 8-K on May 29, 2001 and a Form 8-K/A on July 30, 2001, disclosing significant material transactions and pro forma financial information relating to a business combination and debt financing arrangement, which are hereby referenced. Operating results for the transition period for the four months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the new full fiscal year ending April 30, 2002.

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

Principles of Consolidation:

The accompanying financial statements include the accounts of Saf-T-Hammer Corporation and its dormant subsidiary, Lost Coast Ventures, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

New Accounting Pronouncements:

In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. The adoption by the Company in the application of the Staff Accounting Bulletin to the Company’s financial statements did not have a material change in the amount of revenues the Company ultimately realized.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), “Accounting for Certain Transactions Involving Stock Compensation”. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation.

Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have any material impact on the Company’s financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company’s financial position or results of operations since the Company does not believe it participates in such activities.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, will impact future financial statements, as the Company entered into such agreements in May 2001.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

The Company uses the provision of FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company recognized a goodwill impairment loss of approximately $392,000 during April 2001.

Going Concern:

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company’s ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenues during year 2001. Management’s plans also include the sale of additional equity securities and debt financing from unrelated and related parties. However, no assurance can be given that the Company will be successful in raising additional capital.

Further, there can be no assurance, assuming the Company successfully raises additional equity and debt financing, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow to meet its obligations, the Company’s ability to continue as a going concern will become substantially doubtful.

Subsequent Events:

The Acquisition
Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation (“Company”), the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Loan”) of which was paid at closing in cash

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by The Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year.

The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins.

Acquisition Note
Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note is due on May 11, 2002, is unsecured and bears interest at 9% per annum. In the event of default by the Company, the interest rate would increase by an additional 2% per annum on the outstanding balance.

Tomkins Note
The Acquisition Agreement required the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million.

In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note was amended as follows:

(a)	Commencing on May 11, 2001, the new due date was extended by ten years to May 11, 2011.

(b)	Unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004.

(c)	Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and not exceed $1,800,000 for annual periods thereafter.

(d)	Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business.

(e)	Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets.

(f)	In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately.

The Loan
The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) will be netted against the proceeds of the loan. This debt issue costs will be amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF-00-27.

The Note is secured by a pledge of all of the issued and outstanding stock of Smith & Wesson, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Company and this individual (the “Pledge Agreement”).

Promissory Note and Loan Agreement
Effective May 15, 2001, Smith & Wesson entered into an agreement to loan the Company an aggregate of $1,600,000. This loan is secured by all assets of the Company, including intangible assets, bears interest payable monthly at prime plus 1% per annum and due by May 15, 2002.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company’s products, technical problems with the Company’s products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company’s operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

COMPANY OVERVIEW

Saf-T-Hammer Corp. (“Saf-T-Hammer” or the “Company”), is a Nevada corporation headquartered in Scottsdale, Arizona. The Company was initially formed in June 1991. The Company’s principal asset are two unique products in development and the patent pending rights to two childproof gun safety devices known as the “Saf-T-Hammer” and “Saf-T-Trigger”. Both devices are easily removable, external devices that enable safe storage of weapons, including loaded firearms.

A gun owner can easily engage either the Saf-T-Hammer or Saf-T-Trigger in approximately one second, thereby relieving the fear of death or injury to a child or other person due to an accidental discharge of the weapon. Upon the gun owner’s return, he or she can easily disengage either device in about a second, as well. Thus, the Saf-T-Hammer and Saf-T-Trigger allows both safety and protection while the weapon remains loaded. The unique and salient features of the Saf-T-Hammer and Saf-T-Trigger are as follows:

•	Saf-T-Hammer & Saf-T-Trigger, unlike conventional trigger locks, can be used with a loaded weapon;

•	Saf-T-Hammer & Saf-T-Trigger cannot be fired when in safety mode;

•	Saf-T-Hammer & Saf-T-Trigger can be removed and re-armed in less than a second;

•	Saf-T-Hammer requires no keys;

•	Saf-T-Hammer & Saf-T-Trigger requires no codes to remember;

•	Saf-T-Hammer & Saf-T-Trigger requires no appreciable level of mechanical ability to operate;

•	Saf-T-Hammer & Saf-T-Trigger cannot be broken, twisted or cut-off;

•	Saf-T-Hammer & Saf-T-Trigger are cheaper than other similar gun safety devices to produce; and

•	Saf-T-Hammer & Saf-T-Trigger are currently patent pending.

As a direct result of the Company’s emphasis upon internal development, it has fostered two gun safety products, Saf-T-Hammer and Saf-T-Trigger that will be marketed and distributed through standard firearms industry distribution channels, catalogue outlets and direct sales. The Company’s web site is www.saf-t-hammer.com.

Additionally, the Company has recently begun the development of two additional firearms related safety devices, the Maximum Security Cable and the Versa Vault.

The Maximum Security Cable™ is “shockproof” and unlike many similar products currently on the market, will not open when subjected to jarring and its heavier steel cable is virtually cut proof. As recently discovered, many cable lock devices for firearms were less than adequate. Through independent testing, the product has proven to be up to 10 times stronger than a variety of conventional cable locks currently available.

The Versa Vault™ is a handgun vault designed to provide more than 40 percent more capacity than any comparable product on the market. It offers the highest possible degree of electronic and mechanical security available and features an owner-programmable and user-friendly lighted keypad with four keys and has more than 10,000 available combinations.

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

The Maximum Security Cable™ and the Versa Vault™ are both still under development. The Company anticipates initiating sales of these products by the third quarter of 2001.

RESULT OF OPERATIONS
FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO APRIL 30, 2001

Change of Fiscal Year End — On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the accompanying financial statements include the transition period from January 1, 2001 to April 30, 2001 and one month ended April 30, 2001. In addition, the three months ended March 31, 2001 and 2000 have previously been filed with the Securities and Exchange Commission on Form 10 QSB, as required for any quarterly period of the old fiscal year of December 31 that ended before June 29, 2001, the date on which the Company determined to change its fiscal year end.

During April 2001, the management of the Company determined that it was no longer a development stage enterprise, as it had started to generate revenues and expects revenues to grow during 2001.

REVENUES — Revenues totaled $23,368 during the transition period from January 1, 2001 to April 30, 2001. Towards the end of the old fiscal year ended December 31, 2000, the Company began the production and sale of its firearms related safety products, which the Company expects to grow substantially in the year 2001.

COST OF REVENUES — Cost of revenues totaled $9,305 during the transition period from January 1, 2001 to April 30, 2001. As a percentage of net revenues, cost of revenues was approximately 40%, resulting in a gross profits of 60% during the transition period from January 1, 2001 to April 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES — Selling, general and administrative (“SG&A”) expenses totaled $1,593,361 during the transition period from January 1, 2001 to April 30, 2001. During the transition period from January 1, 2001 to April 30, 2001, SG&A expenses included payroll and related expenses of approximately $230,000, marketing and advertising expenses of $92,000, regulatory filings and investor relations of $80,000, professional fees of $119,000, interest of $93,000, an impairment loss on goodwill of $393,000, stock compensation expense of $365,000 and general operating costs of $221,000.

NET LOSS — Net loss amounted to $1,579,298 during the transition period from January 1, 2001 to April 30, 2001.

NET LOSS PER SHARE — Net loss per share, basic and diluted, amounted to $0.10 per share during the transition period from January 1, 2001 to April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the transition period from January 1, 2001 to April 30, 2001, the Company had $23,368 in revenues and $321,378 in total assets as of April 30, 2001. The Company incurred a net loss of $1,579,298 during the transition period from January 1, 2001 to April 30, 2001. As of April 30, 2001, the total current liabilities exceeded total current assets by $311,725.

During the transition period from January 1, 2001 to April 30, 2001, all the 3% Convertible Debentures sold during 2000 had been converted. During the transition period from January 1, 2001 to April 30, 2001, the remaining $159,000 of Convertible Debentures were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

During March 2001, the Company obtained a short term loan from an unrelated party for $500,000. This loan is due on July 1, 2002, is unsecured and bears interest at LIBOR plus 1.75% per annum.

During May 2001, the Company entered into various material transactions which are summarized below.

The Acquisition
Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation (“Company”), the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Loan”) of which was paid at closing in cash

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by The Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year.

The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins. This business combination will be accounted for using the Purchase Method of accounting pursuant to APB Opinion No. 16.

Acquisition Note
Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note is due on May 11, 2002, is unsecured and bears interest at 9% per annum. In the event of default by the Company, the interest rate would increase by an additional 2% per annum on the outstanding balance. The Company intends to raise additional capital, through either debt or equity financing, to satisfy its obligations in relation to this Acquisition Note.

Tomkins Note
The Acquisition Agreement required the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million. In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note was amended as follows:

(g)	Commencing on May 11, 2001, the new due date was extended by ten years to May 11, 2011.

(h)	Unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004.

(i)	Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and not exceed $1,800,000 for annual periods thereafter.

(j)	Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business.

(k)	Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets.

(l)	In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately.

The Loan
The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) will be netted against the proceeds of the loan. This debt issue costs will be amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF 98-5 and EITF 00-27. The Note is secured by a pledge of all of the issued and outstanding stock of Smith & Wesson, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Company and this individual (the “Pledge Agreement”). The Company intends to raise additional capital, either through debt or equity financing, to satisfy its obligations in relation to this Loan.

Effective May 15, 2001, Smith & Wesson entered into an agreement to loan the Company an aggregate of $1,600,000. This loan is secured by all assets of the Company, including intangible assets, bears interest payable monthly at prime plus 1% per annum and due by May 15, 2002.

The Company anticipates that it has sufficient working capital through the end of June 2002. The Company intends to raise additional working capital through either debt or equity financing. There can be no assurances that the Company will be successful in raising additional funds. Failure to raise additional funds will have a material adverse effect on the Company’s results of operations.

Additionally, a slower than expected rate of acceptance of the Company’s planned products, when available to the public, or lower than expected revenues generated from the Company’s products, would materially adversely affect the Company’s liquidity. The Company would need additional capital sooner than anticipated. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner or, if available, would be on terms acceptable to the Company.

Furthermore, any additional equity financing could be dilutive to our then-existing shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

CAPITAL EXPENDITURES

The Company’s anticipated capital expenditures for the new fiscal year ended April 30, 2001, is expected to consist of development and manufacturing costs for the Company’s proposed products. The Company expects to expend approximately $500,000 towards additional inventory and samples of its products, $500,000 in marketing materials, $200,000 in print advertising through fiscal year 2001 in the development and initial production of its products. Currently, the Company has insufficient funds for its planned capital expenditures and will need to raise additional funds either through additional debt or equity financing. Failure to raise additional funds will adversely affect the Company’s plan of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which became effective December 2000. SAB No. 101 summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material effect on the Company’s revenue recognition policies.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. The exercise price of an option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration that was required to be paid pursuant to the award’s original terms. The requirements about modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact the Company’s financial statements.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-

5, there is no impact on these financial statements. This EITF 00-27 will impact future financial statements, as the Company entered into such agreements in May, 2001.

INFLATION

     Management believes that inflation has not had a material effect on the Company’s results of operations.

PART II – OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     Saf–T–Hammer may from time to time be involved in various claims and lawsuits incidental to the operation of its business. Saf–T–Hammer is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations. However, Saf–T–Hammer’s wholly–owned subsidiary as of May 11, 2001, Smith & Wesson, is involved in numerous lawsuits that could materially adversely affect Smith & Wesson and, therefore, materially adversely affect Saf–T–Hammer’s results of operations on a consolidated basis.

     In addition to certain other pending litigation to which Smith & Wesson is a party, Smith & Wesson is a defendant in approximately 42 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims fall within two categories:

(i) those that claim damages from Smith & Wesson related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories, and

(ii) those brought by cities, municipalities, counties, individuals (including certain putative class actions) and one state Attorney General against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories.

     Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claimed amounts presently exceed product liability accruals and applicable insurance coverage.

     The following cases were pending against the Smith & Wesson as of the filing of this transition report, which involved significant demands for compensatory and/or punitive damages:

     Patrick M. Mahoney, et al. v. Beretta USA Corp., et al. (DC) in the Superior Court for the District of Columbia. Smith & Wesson learned of this complaint on July 6, 2000, but was not served until November 6, 2000. The complaint alleges a criminal using a firearm of unknown manufacture during an attempted robbery fatally injured that plaintiff’s daughter. Plaintiffs seek general, special, compensatory and punitive damages to be determined by the Court. On January 9, 2001, the Court entered a stipulation and order dismissing the case without prejudice.

     City of Atlanta v. Smith & Wesson, et al. in the State Court of Fulton County, Georgia. The complaint was filed on February 4, 1999. The complaint alleges that all of the defendants’ guns are unreasonably dangerous because they can be fired by unauthorized users, including children, criminals, and mentally unstable persons. Compensatory and punitive damages in an amount to be determined by the Court are demanded. The Court granted the defendants’ Motion to Dismiss the strict liability claims but denied the Motion to Dismiss as to the negligence claims.

     City of Boston, The Boston Public Health Commission v. Smith & Wesson Corp., et al. in the Superior Court in Massachusetts. The complaint, which was filed on June 3, 1999, alleges counts of public nuisance, negligent distribution and marketing, breach of warranty and unjust enrichment against a number of firearm manufacturers and trade associations allegedly arising out of the use of firearms by juveniles, criminals and other prohibited persons in the commission of crimes. Compensatory, punitive, and special damages plus other fees and costs against each defendant, are demanded as is injunctive relief. On March 1, 2000, the Court entered an order granting Smith & Wesson’s motion for entry of consent decree approving its settlement with the plaintiffs and dismissing Smith & Wesson from the suit.

     Mayor Joseph P. Ganim v. Smith & Wesson Corp., et al., in the Superior Court in Bridgeport, Connecticut. The complaint, which was filed on February 5, 1999, alleges that handgun manufacturers failed to design handguns to be “self–locking” and “childproof.” The complaint also alleges that these handguns are sold lacking adequate warnings. The complaint also alleges public nuisance and unjust enrichment among other theories. Damages in excess of $15,000, plus punitive and compensatory damages, are demanded. On December 10, 1999, the Court granted the defendants’ motion to dismiss. The plaintiffs filed an appeal, which is pending before the Connecticut Supreme Court.

     City of Camden v. Beretta U.S.A.Corp., et al. in the Superior Court in Camden County, New Jersey. The complaint was filed on June 21, 1999. The complaint alleges that the defendants have created a public nuisance because of negligent marketing and distribution practices that allegedly allow guns to be purchased and used by criminals, juveniles, and other prohibited persons in the commissions of crimes. The complaint also alleges a design defect because unauthorized users, including children and adolescents can obtain and misuse guns. Compensatory, punitive, and special damages to be determined by the Court, as well as injunctive relief, are demanded.

     Camden County Board of Freeholders v. Beretta U.S.A. Corp., et al. in the District Court of Camden County, New Jersey. The complaint, which was filed on June 1, 1999, alleges that handgun manufacturers have created a public nuisance because of allegedly negligent marketing and distribution practices regarding their products. The complaint also alleges design defects in firearms because adolescents and children can obtain and misuse guns. Compensatory, punitive, and treble damages, as well as injunctive relief, are demanded. On December 5, 2000, the Court dismissed all claims against Smith & Wesson and the other defendants. The plaintiffs have filed an appeal, which is pending before the U.S. Court of Appeals for the Third Circuit.

     City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al, in the Circuit Court of Cook County, Illinois. The complaint, which was filed on November 12, 1998, alleges that firearms manufacturers, distributors, and dealers contribute to the sale of guns which are illegal to possess in, and which are used in the commission of violent crimes in, the City of Chicago. The complaint also alleges that certain firearms recovered by the Chicago Police Department were possessed and used illegally in the City of Chicago, allegedly creating a “public nuisance.” Allocated compensatory and punitive damages in excess of $433 million against each defendant are demanded. The Court dismissed the case on September 15, 2000; the plaintiffs’ appeal of the dismissal is pending before the Appellate Court of Illinois.

     City of Cincinnati v. Beretta U.S.A. Corp., et al. in the Court of Common Pleas in Hamilton County, Ohio. The complaint, which was filed on April 28, 1999, alleges that firearms manufacturers have failed to utilize safety devices that would prevent unauthorized users from firing guns. The complaint also alleges gun manufacturers, distributors, and dealers have marketed guns without sufficient control resulting in an illegal gun market which supplies guns to juveniles and felons, thereby creating a public nuisance. Deceptive advertising, fraud/concealment, negligent misrepresentation and unjust enrichment are also alleged. Allocated compensatory, exemplary and punitive damages, plus other costs against each defendant, are demanded as well as injunctive relief. The Court dismissed the claims against Smith & Wesson on October 7, 1999 and the Ohio Court of Appeals affirmed the dismissal. The Ohio Supreme Court has granted the plaintiffs’ request for a review of the Court of Appeals’ decision.

     Mayor Michael R. White, and the City of Cleveland v. Hi–Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms, and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns. The complaint also alleges unjust enrichment, nuisance abatement, and public nuisance claims. Actual and punitive damages, plus other costs against each defendant, are demanded, as is injunctive relief. The Court has denied the Defendants’ Motion to Dismiss and the case is in the discovery stage.

     Dennis W. Archer, Mayor of the City of Detroit, et al. v. Arms Technology, Inc., et al. in the Circuit Court for the County of Wayne in Michigan. The complaint, which was filed on April 26, 1999, alleges that firearms manufacturers, distributors, and dealers are negligent and have created a public nuisance by allegedly making firearms easily available to unauthorized firearms users. Compensatory and exemplary damages plus other fees and costs allocated against each defendant and injunctive relief are demanded. The Court granted defendants’ Motion to Dismiss on the issue of negligence but denied their Motion on the issue of public nuisance.

     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al. in Lake Superior Court, Indiana. The complaint, which was filed on April 27, 1999, alleges that the defendants have created a public nuisance due to their negligent marketing and distribution practices, which allegedly enables guns to be purchased by juveniles, criminals, and other prohibited persons. The complaint also alleges design defects in firearms due to allegedly inadequate warnings and lack of safety devices. Compensatory, punitive, general and special damages, as well as preliminary and permanent injunctive relief, are demanded. The Court dismissed all claims against Smith & Wesson on January 11, 2001. Although the plaintiffs subsequently filed an amended complaint, the Court also dismissed the amended complaint on March 13, 2001. The plaintiffs have filed an appeal with the Indiana Court of Appeals.

     People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al. in the Superior Court of the State of California, County of San Diego. The complaint was filed on May 25, 1999. The complaint alleges that handgun manufacturers, distributors, retailers and trade association have allegedly created a public nuisance by allegedly contributing to juveniles and criminals obtaining handguns. The complaint also alleges a violation to the California Business and Professions Code in that handgun manufacturers, distributors, retailers, and trade associations have allegedly failed to implement safety features that would allegedly prevent unauthorized users from using guns. Injunctive and declaratory relief is demanded.* The case is in the discovery stage.

     People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al. in the Superior Court, County of San Diego, California. The complaint, which was filed on August 6, 1999, alleges a violation of the California Business and Professions Code in that handgun manufacturers, distributors,

*	The City of Los Angeles, Los Angeles County, and San Francisco cases have been consolidated as JCCP 4095 in the Superior Court of San Diego County.

retailers and trade associations have created a public nuisance and have contributed to the juveniles, criminals, and unauthorized users obtaining handguns. The complaint also alleges that handgun manufacturers have failed to incorporate reasonable safety features that allegedly would prevent felons, minors or other unauthorized users from using handguns. Preliminary damages to be determined by the Court are demanded, as well as permanent injunctive relief. * This case is in the discovery stage.

     Alex Penelas, Mayor of Miami–Dade County v. Arms Technology, Inc., et al. in the Circuit Court in Miami–Dade County, Florida. The complaint was filed on January 25, 1999. That complaint asserts claims in negligence, strict liability, negligent entrustment, and public nuisance against a number of firearms manufacturers and trade associations for the costs of governmental services and decrease of property values arising out of the criminal, suicidal and accidental misuse of firearms. The suit also seeks imposition of a “Constructive Trust” and the entry of an injunction. The Court dismissed the case on December 13, 1999 and the Florida Court of Appeals affirmed the dismissal. The plaintiffs sought certification of an appeal to the Florida Supreme Court, but the Court of Appeals denied the motion for certification. Subsequently, the plaintiffs filed an application to invoke discretionary jurisdiction with the Florida Supreme Court, which has not yet issued a decision.

     Mayor Marc H. Morial and the City of New Orleans v. Smith and Wesson Corp. et al, in the Civil District Court for the Parish of Orleans, Louisiana. The complaint alleges that firearms manufacturers produce products without certain “safety devices” which result in criminals using their products illegally. Civil conspiracy among firearms manufacturers is also alleged. General, punitive, and compensatory damages are demanded from each defendant in an amount to be proven at trial. The Louisiana Supreme Court dismissed this case on April 13, 2001.

     City of New York, et al. v. Arms Technology, Inc. et al., in the United States District Court for the Eastern District of New York. The complaint was filed on June 20, 2000. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the City of New York because of their allegedly negligent marketing and distribution practices. The complaint also alleges that the defendants have failed to design firearms with safety devices, and have allegedly failed to provide adequate warnings. Plaintiffs seek injunctive relief, compensatory, general and punitive damages, plus other costs to be determined by the Court. The parties are currently conducting discovery.

     Mayor James Sharpe, and the City of Newark, New Jersey v. Arcadia Machine & Tool, et al. in the Superior Court of New Jersey in Essex County, New Jersey. The complaint was filed on June 9, 1999. The complaint alleges that firearms manufacturers and their agents have allegedly failed to implement safety features that would allegedly prevent unauthorized or unintended users from using the guns. The complaint also alleges that gun manufacturers and their agents have allegedly created

*	The City of Los Angeles, Los Angeles County, and San Francisco cases have been consolidated as JCCP 4095 in the Superior Court of San Diego County.

a public nuisance by making it easy for juveniles, felons, and other unauthorized users to obtain guns through illegal markets. Punitive and exemplary damages to be determined by the Court are demanded.

     City of Philadelphia, et al. v. Beretta U.S.A. Corp., et al., in the United Sates District Court for the Eastern District of Pennsylvania. The complaint, which was filed on April 11, 2000, alleges that defendants have created, contributed to, and maintained a public nuisance by their marketing and distribution of handguns. The complaint also alleges defendants have over–supplied the handgun market, allegedly making it possible for illegal purchasers to obtain handguns. Plaintiffs seek injunctive relief and unstated compensatory and punitive damages to be determined by the Court. This case was removed to federal court on May 12, 2000 and that court subsequently dismissed the case. The plaintiffs filed an appeal, which is pending before the United States Court of Appeals for the Third Circuit.

     City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant, are demanded as well as an order to “abate” the nuisance. The case was removed to federal court on November 29, 2000 and the defendants’ Motion to Dismiss is pending before that court.

     City of San Francisco, et al. v. Arcadia Machine & Tool, Inc. et al., in the Superior Court of San Diego County, California. The complaint was filed on May 25, 1999. The complaint alleges that firearms manufacturers, distributors, and trade associations have created a public nuisance and have contributed to minors, criminals, and other unauthorized users obtaining handguns. The complaint also alleges a violation of the California Business and Professions Code in that the defendants have allegedly failed to incorporate reasonable safety features that would allegedly prevent minors, criminals, or other unauthorized users from using the guns. Injunctive and declaratory relief is demanded. * This case is in the discovery stage.

     District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint, which was filed on January 20, 2000, alleges defendants have manufactured, imported, and sold “assault weapons” that have been criminally brought into the District of Columbia, and have failed to exercise reasonable marketing and distribution of firearms, thereby creating a public nuisance to the District of Columbia. The complaint also alleges that Lawson was shot near his home as he was fleeing three armed men using an unspecified firearm. Compensatory, exemplary, punitive damages, and injunctive relief are demanded.

*	The City of Los Angeles, Los Angeles County, and San Francisco cases have been consolidated as JCCP 4095 in the Superior Court of San Diego County.

     Edward H. McNamara, Wayne County Executive, et al. v. Arms Technology, Inc., et al. in the Circuit Court for the County of Wayne in Michigan. The complaint, which was filed on April 26, 1999, alleges that firearms manufacturers, distributors, and dealers are negligent and have created a public nuisance allegedly by making firearms easily available to juveniles, criminals, and other unauthorized firearms users. Compensatory damages in excess of $200 million and exemplary damages in excess of $200 million allocated against each defendant are demanded as well as equitable relief. The Court granted the defendants’ Motion to Dismiss on the issue of negligence, but denied their Motion on the issue of public nuisance. This case has been consolidated with the City of Detroit case.

     Mayor James H. Sills, Jr., et al. v. Smith & Wesson Corp., et al., in the Superior Court of the State of Delaware in and for New Castle County. The complaint, which was filed on September 29, 1999, alleges that defendants have allegedly caused harm to the plaintiffs and the City of Wilmington due to the manufacture, marketing, promotion, negligent distribution and sale of firearms. Complaint also alleges dangerous design, lack of safety features, and inadequate warnings, which allegedly make handguns dangerous because unauthorized users can fire them. Compensatory and punitive damages, plus other fees and costs to be determined by the Court are demanded. The Court has dismissed the claims that are based on negligent marketing and distribution, unjust enrichment, and public nuisance. Discovery has been stayed until the plaintiffs can establish their damages.

     Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al. in the Circuit Court of Cook County, Illinois. The complaint, which was filed on May 20, 1999, alleges that Chicago Police Officer Michael Ceriale was shot with a handgun by a gang member while conducting narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. Damages plus other costs and fees against one or more handgun manufacturers are demanded. The Court granted the defendants’ Motion to Dismiss the negligence claims and denied the Motion to Dismiss the public nuisance claims. Discovery has begun on the class certification issue but is stayed pending resolution of the defendants’ interlocutory appeal to the Illinois Court of Appeals.

     Obrellia Smith, Administratrix of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. The complaint, which was filed on November 20, 1998, alleges that the plaintiff’s decedent was murdered with a handgun by a gang member. The complaint also alleges that firearms manufacturers have created a “public nuisance” by intentionally supplying handguns to the underground market for use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. The parties are currently conducting discovery.

     Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. The complaint, which was filed on June 8, 1998, alleges that Mario Ramos and a juvenile gang member with a handgun killed the plaintiff’s decedent. The complaint also alleges that firearms manufacturers have created a “public nuisance” by “oversupplying” the handgun market resulting in illegal possession and use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. The Court granted the defendants’ Motion to Dismiss the negligence claims and denied the Motion to Dismiss the public nuisance claims. Discovery has begun on the class certification issue but is stayed pending resolution of the defendants’ interlocutory appeal to the Illinois Court of Appeals.

     Gladys Gerena, Administratrix of the Estate of Shawn Johnson, Deceased, and Individually; Kenneth McLaughlin, III vs. Accu–tek et al., in the United States District Court, Eastern District of New York. The complaint, which was filed on July 9, 1997, alleges that on or about September 1, 1995, Johnson suffered a fatal criminal assault, and on or about June 30, 1996, McLaughlin suffered injuries as a result of an intentional criminal act by unnamed assailants. Both instances occurred utilizing products allegedly manufactured by some of or all 61 defendants, allegedly including Smith & Wesson. Compensatory, exemplary, and punitive damages in an amount to be determined at trial are demanded. One of the plaintiffs and Smith & Wesson have signed a stipulation to dismiss Smith & Wesson from the McLaughlin claims; however, the judge has not yet signed the stipulation. This case has been stayed pending a decision by the U.S. Court of Appeals for the Second Circuit in Hamilton, et al. v. Accu–tek, et al.

     Monalisa Harris, Administratrix and Individually, v. American Arms., et al., in the U.S. District Court for the Eastern District of New York. The complaint, which was filed on August 4, 1998, alleges that on August 10, 1996 the plaintiff’s decedent was injured as a result of a criminal shooting by persons unknown using a firearm manufactured and sold by persons unknown. Actual, compensatory, and punitive damages to be determined by the Court are demanded. This case has been stayed pending a decision by the U.S. Court of Appeals for the Second Circuit in Hamilton, et al. v. Accu–tek, et al.

     National Association for the Advancement of Colored People, et al. v. AcuSport Corporation, et al., in the District Court for the Eastern District of New York. The complaint was filed on July 15, 1999. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Injunctive relief only is sought; no monetary damages are claimed. This case is in the discovery stage.

     Iris Prosper, Guardian Ad Litem of Erica Prosper, Yessenia Prosper and April Prosper, infants, and Iris Prosper, Individually vs. Accu–tek et al., in the United States District Court, Eastern District of New York. The complaint, which was filed on May 13, 1997, alleges that on or about May 16, 1994, the plaintiff’s decedent was intentionally injured by a criminal utilizing a product allegedly manufactured by some of or all 61 defendants, allegedly including the Company. Compensatory, exemplary and punitive damages in an amount to be determined at trial are demanded.

     Kim Ricchueto, Administratrix of the Estate of Raymond M. Ricchueto, Deceased v. Beretta U.S.A. Corp. et al., in the Supreme Court for the State of New York, County of Monroe. This complaint was filed on October 4, 2000 and asserts a claim for wrongful death based on the allegedly negligent marketing, distribution, and sale of firearms by the defendants. This case is in the discovery stage.

     James Foster–el, et al. v. Beretta, U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint was filed on June 20, 2000. The case has been removed to federal court. The complaint alleges that an assailant utilizing a handgun of unknown manufacture fatally injured the plaintiff’s wife during a neighborhood dispute. Plaintiffs seek general, special, compensatory, and punitive damages, injunctive relief, and other costs to be determined by the Court.

     Laura Wallace, Individually and as Representative of the Estate of Andre Wallace, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint was filed on February 7, 2001; it asserts personal injury claims as to three of the plaintiffs and wrongful death claims on behalf of the other two plaintiffs. The complaint alleges that the defendants negligently marketed and distributed firearms, causing personal injuries and death.

     Peter Edward Fudali v. Smith & Wesson Corp., et al., in the Frederick County Circuit Court in Maryland. The complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that Fudali’s Model 29 .44 Magnum revolver discharged unexpectedly while he was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gun powder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks damages plus other costs and fees. The Court has entered an order granting summary judgment in favor of Smith & Wesson; however, Smith & Wesson is waiting for the Court’s ruling on certification of the dismissal as a final order.

     Jamaal Anwar K. Wright v. Smith & Wesson Corp., et al., in the Madison County Circuit Court in Indiana. The complaint was filed on May 28, 1999. It alleges that while Wright was at a graduation party on October 30, 1997 he was shot by Shantrelle Leon Patterson using a Smith & Wesson semi–automatic pistol loaded with Remington ammunition. The plaintiff has alleged that Smith & Wesson knew or should have known that the pistol would be used by Patterson to injure the plaintiff and that Smith & Wesson negligently produced and manufactured a product that was capable of being used to kill and injure people. The complaint seeks damages for injuries allegedly suffered by Wright. The Court has entered an order dismissing all claims against Smith & Wesson with prejudice. This order is not yet final and counsel representing Smith & Wesson expects a certification petition to be presented.

     Royce D. Ryan, a minor, by his parent and natural guardian, Lori Ryan v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Philadelphia County, Pennsylvania. This lawsuit was filed on April 14, 2000. The complaint alleges that Ryan was shot in the head with a Smith & Wesson 9mm pistol and seriously injured at the home of Jared McMunn, a fourteen year old neighbor, when McMunn retrieved the pistol from his parents’ dresser drawer and, believing the pistol to be unloaded, pointed it at Ryan and pulled the trigger. The complaint asserts claims for negligence and strict liability and alleges that the pistol was defective because it lacked design features to prevent it from being fired by an unauthorized user. The complaint also seeks compensatory and punitive damages on behalf of Royce Ryan. This case is now in the discovery stage.

     Jeffrey Maxwell v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Franklin County, Ohio. The complaint was filed on May 14, 1999 and seeks damages for injuries allegedly sustained by Maxwell on May 15, 1997. The complaint alleges that Maxwell was attempting to unload a Smith & Wesson Model 5906 9mm pistol late at night while sitting in his parked vehicle. The complaint alleges that Maxwell pulled back the slide after removing the magazine but the round in the chamber did not eject and that, upon releasing the slide, the pistol discharged. Maxwell’s complaint asserts claims for negligence, strict liability, and breach of warranty relating to the design, development, research, testing, manufacture and distribution of the handgun. This case is now in the discovery stage. Smith & Wesson has received an order from the Court setting this matter for trial on September 17, 2001.

     Darrell Bowling v. Smith & Wesson Corp., et al., in the Circuit Court in Perry County, Kentucky. The complaint was filed on June 9, 2000 and seeks damages for personal injuries allegedly sustained by Bowling on June 12, 1999. The plaintiff claims that Kelly Frank Miller, a convicted felon, who was in possession of a Smith & Wesson Model 36 revolver, shot him. The complaint originally asserted strict liability and negligence claims. However, the plaintiff amended the complaint on July 6, 2000 to withdraw the traditional tort claims and the plaintiff has elected to proceed on a theory of public nuisance by arguing that the manufacture, distribution, and sale of firearms has created an unreasonable danger to the public. Smith & Wesson filed a Motion to Dismiss on July 24, 2000 and subsequently argued that motion before Judge Combs. The Court has not yet ruled on the Motion to Dismiss.

     Willie K. Wilson v. Smith & Wesson Corp., et al., in the Circuit Court for Oakland County in Michigan. The complaint was filed on May 11, 2000 and seeks damages for injuries allegedly sustained by the plaintiff on December 19, 1986. It is alleged that Wilson, who was five years old at the time of the incident, retrieved his father’s Smith & Wesson .357 Magnum handgun from under a bed and suffered a self–inflicted wound to his hand. After reaching the age of majority, Wilson filed suit against Smith & Wesson and his father. The complaint asserts theories of negligence and strict liability based on, among other things, a failure to design the handgun with a mechanical safety and external locking feature to prevent unauthorized access to the firearm. On April 5, 2001, the Court dismissed all claims against Smith & Wesson based on the plaintiff’s failure to cooperate in providing discovery.

     Christopher M. Myers v. Smith & Wesson Corp., et al., in the District Court of Worth County, Iowa. The complaint was filed on September 8, 2000 and seeks unspecified damages for personal injuries that Myers allegedly sustained on September 9, 1998. The complaint alleges that Myers, who was apparently employed as a deputy sheriff at the time, stopped a car driven by Jake Russell Giles because he thought the vehicle matched the description of one involved in a nearby robbery. The complaint further alleges that Myers could not defend himself when Giles fired at him because his Smith & Wesson Sigma Series pistol did not fire when he pulled the trigger. This case is currently in the discovery stage.

     Anya Sobodinska and Simon G. Kublanov v. Smith & Wesson Corp., et al., in the United States District Court for the Southern District of New York. The complaint was filed on October 17, 2000 and seeks unspecified damages for personal injuries allegedly sustained by the plaintiff on June 23, 1997. According to the complaint, Kublanov, who is Sobodinska’s husband, accidentally shot his wife while retrieving his Smith & Wesson .38 caliber revolver from the safe in his office. Plaintiff’s suit appears to be based on a theory that the revolver lacked an adequate load indicator or other feature to warn users that the cylinder contains live rounds. This case is currently in the discovery stage.

     Oren Gorden v. Smith & Wesson Corp., et al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks compensatory damages for personal injuries allegedly sustained by Oren Gorden. Gorden alleges that he owns a Smith & Wesson handgun that malfunctioned and exploded when he tried to fire it. Smith & Wesson has filed an answer denying all allegations of liability and the parties are proceeding with discovery.

     Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to Smith & Wesson on January 17, 2000. The plaintiff alleges Smith & Wesson terminated its distributor agreement without just cause and seeks damages of $20 million Dominican Republic Pesos plus interest for allegedly violating Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. This case is in the discovery stage.

     George Jureidini v. Smith & Wesson Corp., et al., in the Civil Court of First Instance Commercial Dispute Division, Beirut, Lebanon. The complaint was filed on

June 29, 1999 and seeks $750,000 in damages. The plaintiff alleges that Smith & Wesson wrongfully terminated his distributor agreement for the territory of Lebanon.

     Diamond Products Marketing, Inc. v. Walther USA, a division of Smith & Wesson Corp., in the United States District Court for the Middle District of Florida, Orlando Division. The complaint was filed on July 21, 2000 and seeks damages and injunctive relief. The complaint asserts claims of patent infringement, tortious interference with business relationships or expectancy, and conversion of trade secrets. The plaintiff alleges that Walther USA, LLC manufactured and marketed a product that infringes its patent for a device used to mount a small flashlight to a handgun and that the allegedly infringing product appeared in one of Walther USA’s catalogs. The case has reached the discovery stage.

     Lisa Gjelaj v. Smith & Wesson Academy, et al., before the Commonwealth of Massachusetts Commission Against Discrimination. The complaint was filed on December 27, 2000 and seeks unspecified relief. The plaintiff alleges that an instructor at the Smith & Wesson Academy in Springfield, Massachusetts discriminated against her on account of her gender and sexually harassed her at various times during a two–week firearms training program held in June of 2000.

     Smith & Wesson Corp. v. Springfield Conservation Commission, filed January 11, 2001, in Hampden County Superior Court, Massachusetts. A portion of Smith & Wesson’s property located at 2100 Roosevelt Avenue known as the Fire Pond is contaminated with petroleum and metals. On November 8, 2000, the Springfield Conservation Commission issued an Order of Conditions that denied approval for Smith & Wesson’s plans to bring the Fire Pond into compliance with environmental laws by capping portions of the sediments in the Fire Pond, as recommended by its environmental consultants. The Commission proposed instead that Smith & Wesson remediate by means of dredging. Smith & Wesson filed this suit seeking a judgment that the Commission’s action was unlawful and should be set aside and that the Commission should issue an order approving Smith & Wesson’s plan to bring the Fire Pond into compliance with environmental laws by capping. If Smith & Wesson’s appeal of the Commission’s order is unsuccessful, the cost of remediating the Fire Pond could increase substantially from Smith & Wesson’s current estimates.

     ITEM 2. CHANGES IN SECURITIES

          (c) Recent Sales of Unregistered Securities

In March 2000, the Company issued convertible debentures with a face value of $1,000,000, in reliance on Rule 504 of Regulation D promulgated under the Securities Act of 1933. The debentures are convertible into common stock at the discretion of the holder at a 25% discount. As of December 31, 2000, $841,000 of the Debentures have been converted into 2,651,658 shares of common stock at an average price of $0.317 per share. During January 2001, the remaining $159,000 of the Debentures were converted into 1,799,029 shares of common stock at an average price of $0.088 per share.

In March of 2001, Saf-T-Hammer obtained a short-term loan from an unrelated party for $500,000. In consideration for the making of this loan, Saf-T-Hammer issued warrants to purchase 4,500,000 shares of Saf-T-Hammer's common stock, par value of $.001 per share, at the exercise price of $.40 per share subject to adjustment as set forth in the warrants. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

In March, 2001, Saf-T-Hammer issued warrants to two unrelated parties to purchase an aggregate of 300,000 shares of Saf-T-Hammer's common stock, par value of $.001 per share, at the exercise price of $.50 per share subject to adjustment as set forth in the warrants. These warrants were issued as payment of a finder's fee for arranging the $500,000 short-term loan described above. The form of the warrant issued is attached to this report as Exhibit 4.9. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

The initial payment of $5 million for the acquisition of Smith & Wesson was obtained as a loan (the “Loan”) from Colton Melby, who is currently a director of Saf-T-Hammer. In consideration for the making of the Loan, Saf-T-Hammer issued to Mr. Melby a Common Stock Purchase Warrant dated May 6, 2001 (the “Warrant”). The Warrant is exercisable immediately, expires six years after the date of issuance, and entitles Mr. Melby to purchase 7,094,500 shares of Saf-T-Hammer’s common stock, par value of $.001 per share, at the exercise price of $.40 per share subject to adjustment as set forth in the Warrant. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of the Warrant.

Warrants were also issued to three affiliates of Mr. Melby in connection with the Loan. Each such warrant expires one year from the date of issuance and entitles the holder to purchase 300,000 shares of Saf-T-Hammer common stock, par value $.001 per share at the exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share anytime after June 30, 2001 through the expiration date. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

Saf-T-Hammer paid a finders fee to two unrelated third parties for arranging the Loan from Mr. Melby. The finder’s fee consisted of a cash payment of $250,000 to each finder and a warrant to purchase 354,725 shares of common stock at the exercise price of $1.00 per share in favor of each of the two individuals. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

On May 11, Saf-T-Hammer issued a warrant to Mitchell Saltz, who is a director of Saf-T-Hammer and Smith & Wesson, and the CEO of Saf-T-Hammer. The warrant is exercisable immediately, expires five years after the date of issuance, and entitles Mr. Saltz to purchase 5,000,000 shares of Saf-T-Hammer’s common stock, par value of $.001 per share, at the exercise price of $.89 per share subject to adjustment as set forth in the warrant. The warrant was issued as a bonus to Mr. Saltz in consideration of past services to Saf-T-Hammer, including his role in the acquisition of Smith & Wesson. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of this warrant.

On May 11, Saf-T-Hammer issued a warrant to Robert L. Scott, who is a director of Saf-T-Hammer and Smith & Wesson, and the President of Saf-T-Hammer and Smith & Wesson. The warrant is exercisable immediately, expires five years after the date of issuance, and entitles Mr. Scott to purchase 5,000,000 shares of Saf-T-Hammer’s common stock, par value of $.001 per share, at the exercise price of $.89 per share subject to adjustment as set forth in the warrant. The warrant was issued as a bonus to Mr. Scott in consideration of past services to Saf-T-Hammer, including his role in the acquisition of Smith & Wesson. Saf-T-Hammer relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of this warrant.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     ITEM 5. OTHER INFORMATION

Not applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               A. Exhibits

4.7	Form of Common Stock Purchase Warrant dated March 19, 2001 and issued to binders in connection with $500,000 short-term loan.

10.2	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated March 11, 2000.

10.3	Agreement between Smith & Wesson, Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999.

10.4	Operating Agreement of Walther USA, LLC between Carl Walther USA, LLC and Smith & Wesson dated as of January 21, 2000.

10.5	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000.

10.6	Executive Employment Agreement between Smith & Wesson and Robert L. Scott dated as of May 11, 2001.

10.7	Smith & Wesson Sales Representative Agreement between Smith & Wesson and Bonanza International, Inc. dated as of October 23, 1999.

10.8	Trademark License Agreement between Smith & Wesson and Olympic Optical Company dated as of November 1, 1995.

10.9	Trademark License Agreement between Smith & Wesson and Taylor Cutlery dated as of December 1, 1995.

10.10	Employment Agreement between Smith & Wesson and George C. Colclough dated February 1, 2001.

10.11	Letter Agreement between Smith & Wesson and George C. Colclough dated May 14, 2001.

10.12	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated July 6, 1998.

10.13	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated December 18, 2000.

10.14	Settlement Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000.

10.15	Letter Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000.

10.16	Settlement Agreement between Smith & Wesson, the City of Boston, and the Boston Public Health Commission.

10.17	Trademark License Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated August 1, 1996.

10.18	Trademark License Agreement between Smith & Wesson and Canadian Security Agency, Inc. dated May 31, 1996.

               B. Reports on Form 8-K

     On May 29, 2001, the Company filed a report on Form 8-K relating to its acquisition of Smith & Wesson Corp. On July 30, 2001, the Company filed an amendment to this Form 8-K/A to file the financial statements required by Item 7 of Form 8-K.

     On August 13, 2001, the Company filed a report on Form 8-K reporting a change in the Company’s fiscal year end.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of August, 2001.

SAF-T-HAMMER CORPORATION, a Nevada corporation

By: /s/ Mitchell A. Saltz Mitchell A. Saltz, CEO, Director

INDEX TO EXHIBITS

4.7	Form of Common Stock Purchase Warrant dated March 19, 2001 and issued to finders in connection with $500,000 short-term loan.

10.2	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated March 11, 2000.

10.3	Agreement between Smith & Wesson, Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999.

10.4	Operating Agreement of Walther USA, LLC between Carl Walther USA, LLC and Smith & Wesson dated as of January 21, 2000.

10.5	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000.

10.6	Executive Employment Agreement between Smith & Wesson and Robert L. Scott dated as of May 11, 2001.

10.7	Smith & Wesson Sales Representative Agreement between Smith & Wesson and Bonanza International, Inc. dated as of October 23, 1999.

10.8	Trademark License Agreement between Smith & Wesson and Olympic Optical Company dated as of November 1, 1995.

10.9	Trademark License Agreement between Smith & Wesson and Taylor Cutlery dated as of December 1, 1995.

10.10	Employment Agreement between Smith & Wesson and George C. Colclough dated February 1, 2001.

10.11	Letter Agreement between Smith & Wesson and George C. Colclough dated May 14, 2001.

10.12	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated July 6, 1998.

10.13	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated December 18, 2000.

10.14	Settlement Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000.

10.15	Letter Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000.

10.16	Settlement Agreement between Smith & Wesson, the City of Boston, and the Boston Public Health Commission.

10.17	Trademark License Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated August 1, 1996.

10.18	Trademark License Agreement between Smith & Wesson and Canadian Security Agency, Inc. dated May 31, 1996.