Form 10QSB
period 2001-07-31
SAF T HAMMER CORP/NV
filed 2001-09-14
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Quarter Ended July 31, 2001

Commission File No. 029015

SAF-T-HAMMER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14500 North Northsight, Suite 221, Scottsdale, Arizona	85260

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

         The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of September 14, 2001
Common stock, $.001 par value	17,931,355

         The issuer is not using the Transitional Small Business Disclosure format.

SAF-T-HAMMER CORPORATION

FORM 10-QSB
FOR THE QUARTER ENDED JULY 31, 2001

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidating Unaudited Balance Sheet – July 31,2001

Consolidating Unaudited Statement of Operations for the three months ended July 31, 2001 and 2000

Consolidated Unaudited Statements of Cash Flows for the three months ended July 31, 2001 and 2000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Saf-T-Hammer Corporation
Consolidating Unaudited Balance Sheet — July 31, 2001

Assets:

Current assets:

Cash and cash equivalents	$27,057,426

Accounts receivables	4,756,598

Inventory	22,794,520

Other current assets	10,232,552

Due from Tomkins Corporation	2,699,500

Total current assets	67,540,596

Property, plant and equipment, net	8,604,689

Intangibles, net	4,893,019

Other assets	5,372

Total assets	$81,043,676

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payables and accrued expenses	$19,110,894

Note payable, Individual, net of debt issue cost of $3 million	2,000,000

Note payable, Tomkins	10,000,000

Deferred income	237,878

Total current liabilities	31,348,772

Non-current liabilities:

Deferred tax liability	10,422,329

Other non-current liabilities	11,164,911

Note payable, Tomkins	30,000,000

Total non-current liabilities	51,587,240

Total liabilities	82,936,012

Stockholders’ Deficit:

Common stock	16,327

Additional paid in capital	9,770,973

Accumulated deficit	(11,679,637)

Total stockholders’ deficit	(1,892,336)

Total liabilities and stockholders’ deficit	$81,043,676

See accompanying notes to consolidated financial statements.

Saf-T-Hammer Corporation
Consolidating Unaudited Statement of Operations

	Three months ended July 31,

	2001	2000

	(Unaudited)	(Unaudited)

Net sales	$11,236,069	$—

Cost of sales	10,824,483	—

Gross profit	411,586	—

Operating expenses:

Research and development and other	143,677	79,831

Selling, general and administrative	3,814,290	550,837

	3,957,967	630,668

Loss from operations	(3,546,381)	(630,668)

Interest expense, net	2,698,929	—

Loss before taxes	(6,245,310)	(630,668)

Provision for (benefit from) income taxes	(125,000)	—

Net loss	$(6,120,310)	$(630,668)

Weighted average number of shares outstanding — basic and diluted	18,308,529	10,293,776

Net loss per share, basic and diluted	$(0.33)	$(0.06)

See accompanying notes to consolidated financial statements.

SAF-T-HAMMER CORPORATION
STATEMENTS OF CASH FLOWS
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three months ended

	July 31,	July 31,
	2001	2001

Cash flows provided by (used for) operating activities:

Net loss	$(6,120,310)	$(630,668)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	447,517	13,574

Amortization of income tax benefit arising from business combination	(125,000)	—

Stock compensation for services rendered	—	7,500

Interest	2,000,000	166,834

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivables	2,980,823	—

Inventory	1,486,118	—

Prepaid expense and other current asset	2,083,770	(21,192)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(2,737,535)	(30,874)

Deferred income	(1,374,829)	—

Total adjustments	4,760,864	135,842

Net cash used for operating activities	(1,359,446)	(494,826)

Cash flows used for investing activities:

Net cash and cash equivalents acquired from business combination	28,598,168	—

Payments to acquire property and equipment	(350,407)	(20,906)

Net cash provided by (used for) investing activities	28,247,761	(20,906)

Cash flows provided by (used for) financing activities:

Proceeds from notes payable, related parties, net	—	46,975

Payments on loans payable	(500,000)	—

Proceeds from sale of common stock	—	667,525

Proceeds from exercise of warrants to acquire common stock	600,000	—

Net cash provided by financing activities	100,000	714,500

Net increase in cash	26,988,316	198,768

Cash, beginning of year/period	69,110	387,932

Cash, end of period	$27,057,426	$586,700

Supplemental disclosure of non-cash financing and investing activities:

Issuance of stock for services	$—	$7,500

Warrants issued to raise debt to acquire Smith & Wesson Corp.	$5,000,000	$—

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$5,000,000	$—

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$10,000,000	$—

Conversion of debt	$—	$250,000

A summary of net cash and cash equivalents arising from the acquisition of Smith & Wesson Corp. is as follows:

Acquisition cost:

Cash paid on May 11, 2001	$5,000,000

Note payable, Tomkins, due May 11, 2002	10,000,000

Total consideration given up	15,000,000

As of May 11, 2001:

Fair values of assets acquired (unaudited):

Accounts receivables	(7,733,517)

Inventory	(24,258,858)

Collaterized cash deposits	(5,150,000)

Other current assets	(1,287,519)

Due from Tomkins Corporation	(7,699,500)

Receivable from Walther USA, LLC	(689,343)

Property, plant and equipment, at Fair Value	(8,608,110)

Intangibles, at Fair Value	(16,500,000)

Adjustment for negative goodwill allocation to Intangibles	11,545,044

(60,381,803)

Fair values of liabilities assumed (unaudited):

Accounts payables and accrued expenses	21,252,449

Deferred income	1,612,707

Deferred tax liability, at FV	10,547,329

Other non-current liabilities	10,567,486

Note payable, Tomkins	30,000,000

73,979,971

Net cash and cash equivalents acquired	$28,598,168

See accompanying notes to unaudited financial statements.

SAF-T-HAMMER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2001

NOTE 1 – BASIS OF PRESENTATION

         Organization and Business Activity

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

         Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of Saf-T-Hammer Corporation, for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2000. In addition, the Company filed a Form 8-K on May 29, 2001 and a Form 8-K/A on July 30, 2001, disclosing significant material transactions and pro forma financial information relating to a business combination and debt financing arrangement, which are hereby referenced. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the new full fiscal year ending April 30, 2002.

         Change of Fiscal Year End

         On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the required consolidated financial statements for the transition period from January 1, 2001 to April 30, 2001 have previously been filed with the Securities and Exchange Commission on Form 10-QSB.

NOTE 2 – ACQUISITION OF SMITH & WESSON CORP.

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

         The Loan

         The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) has been netted against the proceeds of the loan. This debt issue costs is being amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF-00-27. During the three months ended July 31, 2001, the Company amortized $2,000,000 into expense.

         The Note is secured by a pledge of all of the issued and outstanding stock of Smith & Wesson, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Company and this individual (the “Pledge Agreement”).

         Promissory Note and Loan Agreement

         Effective May 15, 2001, Smith & Wesson entered into an agreement to loan the Company an aggregate of $1,600,000. This loan is secured by all assets of the Company, including intangible assets, bears interest payable monthly at prime plus 1% per annum, and is due by May 15, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULT OF OPERATIONS

         Net Sales

         Net sales for the three months ended July 31, 2001 were $11,236,069 compared to no sales for the three months ended July 31, 2000. Substantially all of this increase is attributable to the acquisition May 11, 2001 of Smith & Wesson Corp. (“SW”), as detailed in the Company’s Form 8K/A, filed July 30, 2001 with the Securities and Exchange Commission.

         Gross Profit

         Gross profit for the three months ended July 31, 2001 was $411,586 compared to none for the three months ended July 31, 2000. Gross profit as a percentage of sales was 3.7% for the three months ended July 31. The change in Gross profit between periods is due to the application of purchase accounting to the acquisition of SW and the resulting step up in basis of SW inventory.

         Research and Development and Other Expenses

         Research and development and other expenses for the three months ended July 31, 2001 were $143,677 compared to $79,831 for the three months ended July 31, 2000. This increase of 80% reflects additional projects, including gun safety and technology, which the Company has undertaken as well as the purchase of SW.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended July 31, 2001 were $3,814,290 compared to $550,837 for the three months ended July 31, 2000. This increase of 592.5% is mostly reflective of the inclusion of the results of operations of the acquired entities, as mentioned above.

         Interest Expense

         Interest expense, net of interest income for the three months ended July 31, 2001 was $2,698,929 compared to no interest expense or interest income for the corresponding period of the previous year. The increase in net interest expense in the three months ended July 31, 2001 is attributable to the acquisition of SW, mainly the $15 million of debt entered into according to the terms of the acquisition agreement.

         Income Taxes

         For the three months ended July 31, 2001 there is a tax benefit of $125,000, resulting from the amortization of the deferred tax liability arising out of the SW acquisition pursuant to Statement of Financial Accounting Standards No. 109. There was no tax expense in the three months ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has cash and cash equivalents of $27,057,426 at July 31, 2001.

         Cash used for operating activities for the three months ended July 31, 2001 was $1,359,446 compared to net cash used by operating activities of $494,826 in the three months ended July 31, 2000. The increased use of cash reflects the increased operations of the acquired entity as compared to pre-acquisition operations at July 31, 2000.

         Cash provided by investing activities was $28,247,761 in the three months ended July 31, compared to cash used for investing activities of $20,906 in the three months ended July 31, 2001. Substantially all of the cash provided by investing activities in the current period related to the net cash and cash equivalents acquired in the business combination.

         Cash provided by financing activities was $100,000 in the three months ended July 31, 2001, representing proceeds from the exercise of warrants reduced by payments made on loans. For the three months ended July 31, 2000, cash provided by financing activities was $714,500, the majority of which was from the sale of common stock.

         In connection with the acquisition of Smith & Wesson, the Company issued a $10 million note to Tomkins (the “Tomkins Note”) as a portion of the purchase price. The Tomkins note is due on May 11, 2002 and bears interest at 9% per annum. The Company also issued a $5 million note to Colton Melby, presently a director of the Company (the “Melby Note”), in order to obtain the funds necessary to make the initial payment for Smith & Wesson. The Melby Note note is due on May 15, 2002 and bears interest at 12% per annum, which interest has been paid through the due date.

         Also in connection with the acquisition of Smith & Wesson, the Company agreed to guaranty the obligations of Smith & Wesson under an existing $30 million note to Tomkins. The note bears interest at 9% per annum and is to be paid by Smith & Wesson in 84 equal monthly payments commencing May 11, 2004. As part of the guaranty, the Company agreed to certain restrictions on the transfer of capital and assets from Smith & Wesson to the Company.

         Effective May 15, 2001, the Company issued a $1,600,000 promissory note to Smith & Wesson. Interest on the note is payable monthly at prime plus 1% per annum and the note is due on May 15, 2002. The note is secured by all of the assets of the Company.

         Additional sources of liquidity, such as debt or equity financings, will be required to meet the Company’s capital needs with respect to the repayment of the Company’s indebtedness. Management is seeking to obtain financing from various sources. There can be no assurance that additional capital will be available to the Company on reasonable terms, if at all.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This report on Form 10-QSB contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

         Declining Handgun Market

         Over the last few years the handgun industry has had a significant decline in production and sales of handguns. In concert with the rest of the industry, the

Company’s sales have also declined substantially over the last few years. Possible causes may include a saturated marketplace, the enactment of tougher gun laws and the adverse trade and consumer reaction to the settlement agreements reached with certain governmental agencies. A continued decline in the handgun market in general and in the production and sale of handguns by the Company in particular would likely have a material adverse effect on the Company’s business, financial condition and results of operations.

         Lawsuits

         The Company’s subsidiary Smith & Wesson is a defendant in numerous lawsuits relating to its production, marketing and distribution of handguns. A number of these suits are products liability suits alleging defects in the design and manufacture of Smith & Wesson’s products. In addition, Smith & Wesson is a defendant in several suits brought by state and local governments seeking substantial damages as well as injunctive relief that could materially restrict the Company’s production and distribution of firearms. Adverse results in these lawsuits could have a material adverse effect on the Company’s business, financial condition and results of operations.

         Government Regulation and Settlements

         The Company’s business of producing and marketing firearms and firearm parts is governed by various federal, state and local laws and regulations. The Company’s subsidiary Smith & Wesson has previously entered into settlement agreements with certain federal and local agencies which place restrictions on the production, marketing and distribution of Smith & Wesson’s firearms products. These restrictions materially impair the Company’s ability to compete with other firearm manufacturers who are not subject to such restrictions. Any changes in local, state or federal laws or regulations regarding the manufacture and distribution of firearms could have a material adverse effect on the Company’s business, financial condition and results of operations.

         Competition

         The firearms market is highly competitive and is dominated by a small number of well-known companies. These companies compete on product image, quality, innovation, price and customer service and support. Negative competitive developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

         Debt Financing and Restrictive Covenants

         The Company incurred substantial indebtedness to finance the acquisition of Smith & Wesson. As a result, the Company is highly leveraged and subject to substantial repayment obligations. In addition, the terms of the debt financing contain restrictions on the transfer of capital and assets from Smith & Wesson to the Company as well as numerous restrictions on, among other things, the ability of the

Company and Smith & Wesson to create liens, incur additional indebtedness and sell or otherwise dispose of assets. The Company’s debt and accompanying restrictions could negatively impact the Company’s ability to meet its debt repayment obligations, as well as potentially limit the Company’s ability to obtain additional financing for working capital or other purposes. Such limitations may make the Company more vulnerable to adverse economic conditions and could impair the Company’s ability to compete.

         Need for Additional Financing

         The Company has limited available funds, which may not be adequate to fund the Company’s operations and service its debt obligations. The Company’s future success may be dependent upon the Company’s ability to raise additional capital. In light of the Company’s current debt and restrictive covenants, there is no assurance that additional financing may be obtained on terms acceptable to the Company, if at all. The failure of the Company to raise additional capital would likely have a material adverse effect on the Company’s financial condition.

         Integration

         The future success of the Company is dependent upon the Company’s ability to successfully integrate its business, operations and products with those of Smith & Wesson. If the Company is unable to successfully integrate its management and operations, or is unable to successfully integrate its safety products into Smith & Wesson’s product lines and marketing channels, such inability could negatively impact the Company’s business, financial condition and results of operations.

         Reliance On Outside Suppliers

         The Company purchases its die molds, raw materials and all of its other unprocessed products from outside suppliers. There is no guarantee that these suppliers will be able to continue to meet the Company’s needs, nor that the Company will be able to find alternative sources for such goods at reasonable prices, if at all. The inability to procure necessary raw materials and other supplies at reasonable prices could have a material adverse effect on the Company’s business, financial condition and results of operations.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Part II, Item 1 of the Company’s Form 10-QSB for the transition period from January 1, 2001 to April 30, 2001 is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES

(c)	Recent Sales of Unregistered Securities

         The Company issued the following warrants:

         1.     In consideration for making a short-term loan to the Company in the amount of $500,000, the Company issued to two unrelated parties Common Stock Purchase Warrants, each dated February 5, 2001. These warrants allow each holder to purchase up to 625,000 shares of the Company’s Common Stock, par value $.001 per share (“Common Stock”) at an exercise price of $.40 per share, subject to adjustment as set forth therein. The warrants are exercisable immediately and expire two years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), with respect to the issuance of these warrants.

         2.     In consideration for making a $5 million loan to the Company (the “Melby Loan”), the Company issued to Colten Melby, a director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allows Mr. Melby to purchase up to 7,094,500 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant is exercisable immediately and expires six years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Melby Warrant.

         3.     Also in consideration for the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allow each holder to purchase up to 300,000 shares of Common Stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants are exercisable immediately and expire one year from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Affiliate Warrants.

         4.     As a portion of a finder’s fee for arranging the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants expire one year from the date of issuance and allow each holder to purchase up to 354,725 shares of Common Stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Finders Warrants.

         5.     In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith and Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001, to Mitchell Saltz, Chief Executive Officer and a director of the Company and a director of Smith & Wesson (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of Common Stock at an exercise price of $.89 per share, subject to adjustment as set forth therein. The Saltz Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant.

         6.     In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith and Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001, to Robert L. Scott, President and a director of both the Company and Smith & Wesson (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of Common Stock at an exercise price of $.89 per share, subject to adjustment as set forth therein. The Scott Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.19	Promissory Note & Loan Agreement, dated as of May 15, 2001, between the Company and Smith & Wesson Corp.

10.20	Security Agreement, dated as of May 15, 2001, between the Company and Smith & Wesson Corp.

10.21	Special Order Agreement, dated May 11, 1999, between Smith & Wesson Corp. and Schrader-Bridgeport International Inc.

10.22	Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc.

(b)	Reports on Form 8-K:

         The Company filed the following Reports on Form 8-K on the following dates:

1.	Form 8-K, filed on May 29, 2001, reporting under Item 2 thereof the acquisition of Smith & Wesson Corp. and excluding the related financial information.

2.	Form 8-K/A, filed on July 30, 2001, reporting under Item 2 thereof the acquisition of Smith and Wesson Corp. and including under Item 7 thereof (i) the audited financial statements of Smith & Wesson Corp. at April 28, 2001 and for the two years then ended, and (ii) the unaudited pro forma consolidated condensed financial statements of the Company for the three months ended March 31, 2001 and the year ended December 31, 2000.

3.	Form 8-K, filed on August 13, 2001, reporting under Item 8 thereof the change in the Company’s fiscal year end from December 31st to April 30th.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of September, 2001.

SAF-T-HAMMER CORPORATION, a Nevada corporation

By:	/s/ Mitchell A. Saltz

Mitchell A. Saltz, CEO, Director

EXHIBIT INDEX

Number	Description

10.19	Promissory Note & Loan Agreement, dated as of May 15, 2001, between the Company and Smith & Wesson Corp.

10.20	Security Agreement, dated as of May 15, 2001, between the Company and Smith & Wesson Corp.

10.21	Special Order Agreement, dated May 11, 1999, between Smith & Wesson Corp. and Schrader-Bridgeport International Inc.

10.22	Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc.