Form 10QSB
period 2001-10-31
SAF T HAMMER CORP/NV
filed 2001-12-17
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2001

Commission File No. 029015

SAF-T-HAMMER CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)

14500 North Northsight Boulevard, Suite 221 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer’s telephone number, including area code:  (480) 949-9700

         The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class Common stock, $.001 par value	Outstanding as of December 14, 2001 19,501,689

         The issuer is not using the Transitional Small Business Disclosure format.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Unaudited Balance Sheet
Consolidated Unaudited Statements of Operations
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EX-3.3
EX-10.23

SAF-T-HAMMER CORPORATION

PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Unaudited Balance Sheet — October 31, 2001

Consolidated Unaudited Statement of Operations for the six and three months ended October 31, 2001 and 2000

Consolidated Unaudited Statements of Cash Flows for the six and three months ended October 31, 2001 and 2000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Saf-T-Hammer Corporation
Consolidated Unaudited Balance Sheet — October 31, 2001

Assets:

Current assets:

Cash and cash equivalents	$34,144,278

Accounts receivables, net	10,843,226

Inventory	19,145,812

Other current assets	4,815,075

Due from Tomkins Corporation	464,500

Total current assets	69,412,891

Property, plant and equipment, net	9,034,250

Intangibles, net	4,831,082

Other assets	5,372

Total assets	$83,283,595

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payables and accrued expenses	$21,105,949

Note payable, Individual, net of debt issue cost of $1.4 million	3,600,000

Note payable, Tomkins	10,000,000

Deferred income	1,623,858

Total current liabilities	36,329,807

Non-current liabilities:

Deferred tax liability	8,696,318

Other non-current liabilities	10,164,911

Note payable, Tomkins	30,000,000

Total liabilities	85,191,036

Stockholders’ Deficit:

Common stock, $0.001 Par value, 100 million shares authorized, 19,043,355 shares issued and outstanding	16,914

Additional paid in capital	10,181,286

Accumulated deficit	(12,105,641)

Total stockholders’ deficit	(1,907,441)

Total liabilities and stockholders’ deficit	$83,283,595

See accompanying notes to unaudited consolidated financial statements.

Saf-T-Hammer Corporation
Consolidated Unaudited Statements of Operations

	Six months ended October 31,		Three months ended October 31,
	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$31,154,751	$—	$19,918,682	$—

Cost of sales	26,668,435	—	15,843,952	—

Gross profit	4,486,316	—	4,074,730	—

Operating expenses:

Research and development and other	284,257	155,461	140,580	75,630

Selling, general and administrative	7,487,353	995,855	3,673,063	544,494

	7,771,610	1,151,316	3,813,643	620,124

Income (loss) from operations	(3,285,294)	(1,151,316)	261,087	(620,124)

Interest income	472,357	2,930	214,350	2,930

Interest expense	(5,570,603)	(195,467)	(2,613,667)	(95,991)

Loss before taxes	(8,383,540)	(1,343,853)	(2,138,230)	(713,185)

Provision for (benefit from) income taxes	(1,837,226)	—	(1,712,226)	—

Net loss	$(6,546,314)	$(1,343,853)	$(426,004)	$(713,185)

Weighted average number of shares outstanding — basic and diluted	18,529,192	10,472,385	18,675,942	10,767,310

Net loss per share, basic and diluted	$(0.35)	$(0.13)	$(0.02)	$(0.07)

See accompanying notes to unaudited consolidated financial statements.

SAF-T-HAMMER CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Six months ended October 31,
	2001	2000

Cash flows provided by (used for) operating activities:

Net loss	$(6,546,314)	$(1,343,853)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	546,549	27,012

Income tax benefit	(1,819,634)	—

Stock compensation for services rendered	110,900	203,700

Interest	3,600,000	195,467

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivables	(3,105,805)	—

Inventory	5,134,826	—

Prepaid expenses and other current asset	2,651,246	(36,567)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(1,742,480)	(13,900)

Deferred tax liability	(31,377)	—

Deferred income	11,152	—

Total adjustments	6,955,377	375,712

Net cash provided by (used for) operating activities	(1,190,937)	(968,141)

Cash flows provided by (used for) investing activities:

Net cash and cash equivalents acquired from business combination	28,598,168	—

Proceeds from loans receivable and certificate of deposit	7,385,000	—

Payments to acquire property and equipment	(817,063)	(24,745)

Net cash provided by (used for) investing activities	35,166,105	(24,745)

Cash flows provided by (used for) financing activities:

Payments on notes payable, related parties, net	—	(95,000)

Payments on loans payable	(500,000)	—

Proceeds from sale of securities	—	817,000

Proceeds from exercise of warrants to acquire common stock	600,000	—

Net cash provided by financing activities	100,000	722,000

Net increase/(decrease) in cash and cash equivalents	34,075,168	(270,886)

Cash and cash equivalents, beginning of year/period	69,110	387,932

Cash and cash equivalents, end of period	$34,144,278	$117,046

SAF-T-HAMMER CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS, CONTINUED

Supplemental disclosure of non-cash financing and investing activities:

Issuance of stock for services	$110,900	$203,700

Warrants issued to raise debt to acquire Smith & Wesson Corp.	$5,000,000	$—

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$5,000,000	$—

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$10,000,000	$—

Conversion of debt	$—	$696,000

Convertibility feature related to debentures sold	$—	$118,280

A summary of net cash and cash equivalents arising from the acquisition of Smith & Wesson Corp. is as follows:

Acquisition cost:

Cash paid on May 11, 2001	$5,000,000

Note payable, Tomkins, due May 11, 2002	10,000,000

Total consideration given up	15,000,000

As of May 11, 2001:

Fair values of assets acquired (unaudited):

Accounts receivables	(7,733,517)

Inventory	(24,258,858)

Collaterized cash deposits	(5,150,000)

Other current assets	(1,287,519)

Due from Tomkins Corporation	(7,699,500)

Receivable from Walther USA, LLC	(689,343)

Property, plant and equipment, at Fair Value	(8,608,110)

Intangibles, at Fair Value	(16,500,000)

Adjustment for negative goodwill allocation to Intangibles	11,545,044

(60,381,803)

Fair values of liabilities assumed (unaudited):

Accounts payables and accrued expenses	21,252,449

Deferred income	1,612,707

Deferred tax liability, at fair value	10,547,329

Other non-current liabilities	10,567,486

Note payable, Tomkins	30,000,000

73,979,971

Net cash and cash equivalents acquired	$28,598,168

See accompanying notes to unaudited consolidated financial statements.

SAF-T-HAMMER CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

(1)      Basis of Presentation:

Organization:

Prior to the change of the Company’s name to Saf-T-Hammer Corporation in 1998, the Company existed as De Oro Mines, Inc. De Oro Mines, Inc. was incorporated on June 17, 1991 in the State of Nevada. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was in the development stage and was primarily engaged in the business of developing mining properties. During 1992, De Oro lost its remaining assets and settled its liabilities, and from that date forward remained dormant.

On August 15, 1996, the shareholders of the Company authorized the recapitalization of the Company and the amendment of its Articles of Incorporation to allow the corporation to issue up to 100,000,000 shares of a single class of Common Stock with a par value of $0.001 per share. The amended Articles were duly adopted as stated and were filed on October 16, 1996 with the State of Nevada.

Effective October 20, 1998, the Company acquired the assets of Saf-T-Hammer, Inc. and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. Prior to this agreement becoming effective, the Company had a total of 532,788 shares of common stock issued and outstanding. Pursuant to the Asset Acquisition Agreement, the Company issued 1,331,250 shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 shares of common stock being issued and outstanding.

On May 11, 2001, Saf-T-Hammer Corporation (the “Parent”) purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000. (See Note 2 “Acquisition of Smith & Wesson Corp.”).

Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Saf-T-Hammer Corporation and its wholly owned subsidiaries (collectively the “Company”) – Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GMBH (Germany), Smith & Wesson Distributing, Inc. (United States) and Smith & Wesson, Inc. (United States). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activity:

Saf-T-Hammer Corporation manufactures and sells its patented firearm safety devices throughout the world. Smith & Wesson Corp. manufactures firearms and related products and accessories for sale to registered distributors, sportsmen, collectors, public safety officials and military agencies in the United States, and also sells to distributors throughout the world.

The Company has two manufacturing facilities (in Springfield, MA and Houlton, ME), both of which are used primarily to manufacture its products. However, the Company also uses its manufacturing capabilities at the Springfield facility to manufacture and assemble bicycles, handcuffs, golf club heads, and component parts for various industries.

Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of Saf-T-Hammer Corporation for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2000. In addition, the Company filed a Form 8-K on May 29, 2001 and a Form 8-K/A on July 30, 2001, disclosing significant material transactions and pro forma financial information relating to a business combination and debt financing arrangement, which are hereby referenced. Operating results for the six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the new full fiscal year ending April 30, 2002.

Revenue Recognition:

Revenues from the sale of products are recognized when title to the products are transferred to the customer (product shipment). The Company recognizes tooling, forging and engineering support revenues after acceptance by the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain payments for services performed and billed.

Deferred Revenues:

Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable as the title has not transferred for products shipped or services have not yet been fully performed. In addition, deferred revenues will be recognized into revenues within a 12-month period.

Inventories:

Inventories, consisting primarily of finished firearms components, finished firearms and related products and accessories, are valued at the lower of cost or market using the last-in, first-out (LIFO) method. An allowance for potential non-saleable inventory due to excess stock or obsolescence is provided based upon a detailed review of inventory components, past history and expected future usage.

Change of Fiscal Year End:

On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the required consolidated financial statements for the transition period from January 1, 2001 to April 30, 2001 have previously been filed with the Securities and Exchange Commission on Form 10-QSB.

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(2)      Acquisition of Smith & Wesson Corp.:

The Acquisition:

Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation (“Company”), the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Loan”) of which was paid at closing in cash; and

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by The Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year.

The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins.

Acquisition Note:

Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note is due on May 11, 2002, is unsecured and bears interest at 9% per annum. In the event of default by the Company, the interest rate would increase by an additional 2% per annum on the outstanding balance.

Tomkins Note:

The Acquisition Agreement requires the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million. In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note were amended as follows:

(a)	Commencing on May 11, 2001, the due date was extended by ten years to May 11, 2011;

(b)	The unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004;

(c)	Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and may not exceed $1,800,000 for annual periods thereafter;

(d)	Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business;

(e)	Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets; and

(f)	In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately.

The Loan:

The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the later of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) has been netted against the proceeds of the loan. This debt issue cost is being amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF-00-27. During the six months ended October 31, 2001, the Company amortized $3,600,000 into expense.

The Note is secured by a pledge of all of the issued and outstanding stock of Smith & Wesson, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Company and this individual (the “Pledge Agreement”).

Promissory Note and Loan Agreement:

Effective May 15, 2001, Smith & Wesson entered into an agreement to loan the Company an aggregate of $1,600,000. The loan balance of $1.7 million as of October 31, 2001 is secured by all assets of the Company, including intangible assets, and bears interest payable monthly at prime plus 1% per annum. On November 2, 2001, the Company and Smith & Wesson amended the terms of the loan agreement to allow the Company to borrow up to an aggregate of $4,000,000 and to extend the due date to May 15, 2003.

(3)   Bank Line of Credit:

During August 2001, the Company’s subsidiary, Smith & Wesson (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, Smith & Wesson may borrow up to $10 million, the outstanding balance accrues interest at the prime rate (5% on November 7, 2001), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender.

(4)   Inventories (Unaudited):

                  A summary is as follows:

Raw materials	$1,314,710

Finished parts	4,489,439

Work in process	1,592,834

Finished goods	11,748,829

$19,145,812

(5)   Stockholders’ Deficit:

In consideration for making a $5 million loan to the Company (the “Melby Loan”), the Company issued to Colten Melby, a current director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allows Mr. Melby to purchase up to 7,094,500 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant is exercisable immediately and expires six years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Melby Warrant. Also in consideration for the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allow each holder to purchase up to 300,000 shares of Common Stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants are exercisable immediately and expire one year from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Affiliate Warrants. As a portion of a finder’s fee for arranging the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants expire one year from the date of issuance and allow each holder to purchase up to 354,725 shares of Common Stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Finders Warrants. Warrants issued above were accounted for at fair value as debt issue cost, limited to the face value of the related Melby Loan, and are being amortized over the life of one (1) year using the effective interest method.

In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith and Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formerly approved by the Board of Directors on April 24, 2001), to Mitchell Saltz, Chief Executive Officer and a director of the Company and a director of Smith & Wesson (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein. The Saltz Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant.

In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith and Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formerly approved by the Board of Directors on April 24, 2001), to Robert L. Scott, President and a director of both the Company and Smith & Wesson (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of Common Stock at an exercise price of $.89 per share, subject to adjustment as set forth therein. The Scott Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant.

Warrants granted to Mitchell Saltz and Robert L. Scott were accounted for using the intrinsic value method under APB 25, and since the exercise price exceeded fair value of the underlying trading stock on the measurement date, no expense has been recognized.

(6)   Litigation:

The Company, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company. Management is not aware of any significant judgment being issued to date against any company based on any strict liability theory.

In addition, the Company is also co-defendant in various legal proceedings brought by certain cities, municipalities and counties against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings involving juveniles and adults. The complaints by municipalities seek damages for, among other things, the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories. Management believes that these claims are without merit and intends to vigorously defend the Company against such claims.

The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special and corporate counsel, it is not probable and is unlikely that the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company, as management believes that it has provided adequate reserves and insurance in place.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company’s actual results could differ materially from those forward-looking statements. Management’s discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.

OVERVIEW

Organization:

Prior to the change of the Company’s name to Saf-T-Hammer Corporation in 1998, the Company existed as De Oro Mines, Inc. De Oro Mines, Inc. was incorporated on June 17, 1991 in the State of Nevada. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was in the development stage and was primarily engaged in the business of developing mining properties. During 1992, De Oro lost its remaining assets and settled its liabilities, and from that date forward remained dormant.

On August 15, 1996, the shareholders of the Company authorized the recapitalization of the Company and the amendment of its Articles of Incorporation to allow the corporation to issue up to 100,000,000 shares of a single class of Common Stock with a par value of $0.001 per share. The amended Articles were duly adopted as stated and were filed on October 16, 1996 with the State of Nevada.

Effective October 20, 1998, the Company acquired the assets of Saf-T-Hammer, Inc. and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. Prior to this agreement becoming effective, the Company had a total of 532,788 shares of common stock issued and outstanding. Pursuant to the Asset Acquisition Agreement, the Company issued 1,331,250 shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 shares of common stock being issued and outstanding.

On May 11, 2001, Saf-T-Hammer Corporation (the “Parent”) purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000. Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation (“Company”), the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million, which was paid at closing in cash

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by The Company to Tomkins.

The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins.

Business Activity:

Saf-T-Hammer Corporation (i) manufactures and sells its patented firearm safety devices throughout the world, and (ii) through its subsidiary, Smith & Wesson Corp., manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world.

The Company has two manufacturing facilities (in Springfield, MA and Houlton, ME), both of which are used primarily to manufacture its products. However, the Company also uses its manufacturing capabilities at the

Springfield facility to manufacture and assemble bicycles, handcuffs, golf club heads, and component parts for various industries.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

NET SALES. Net sales for the three months ended October 31, 2001 was $19,918,682 as compared to no sales for the three months ended October 31, 2000. This increase is due primarily to the Company’s acquisition of Smith & Wesson Corp. (“S&W”) on May 11, 2001, which acquisition is detailed in the Company’s Form 8-K/A, filed with the Securities and Exchange Commission on July 30, 2001. Net sales improved 77% over the first quarter net sales of $11,236,069. This increase is substantially attributable to an increase in sales of firearms and related products.

GROSS PROFIT. Gross profit for the three months ended October 31, 2001 was $4,074,730 compared to none for the three months ended October 31, 2000. Gross profit increased from $411,586 or 3.7% of net sales during the first quarter to $4,074,730 or 20.5% of net sales during the current second quarter, an improvement of 889%. This increase was attributable to (1) significant cost cutting measures implemented by the new management and (2) the very low gross profit recognized during the first quarter, resulting primarily from the purchase method (fair value) of accounting on inventory acquired in the acquisition of Smith & Wesson.

RESEARCH AND DEVELOPMENT AND OTHER EXPENSES. Research and development and other expenses for the three months ended October 31, 2001 were $140,580 compared to $75,630 for the three months ended October 31, 2000. This increase of 86% reflects additional projects, including authorized user only handguns, gun safety and technology, which the Company has undertaken. Research and development and other expenses of $140,580 for the current second quarter remained consistent with $143,677 in the first quarter. In addition, the National Institute of Justice (“NIJ”) granted Smith & Wesson approximately $2.1 million for a specific “authorized user only handgun project.” Expenses incurred under this project have to be approved by the NIJ prior to reimbursement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended October 31, 2001 were $3,673,063 as compared to $544,494 for the three months ended October 31, 2000. This increase of 574.6% is primarily due to the inclusion of the results of operations of the acquired entity, as mentioned above. Selling, general and administrative expenses decreased by 3.7% to $3,673,063 during the current second quarter when compared to $3,814,290 in the first quarter.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the three months ended October 31, 2001 was $261,087 compared to a loss from operations of $620,124 for the corresponding period of the previous year, an improvement of 142%. Income from operations improved by 107% to $261,087 during the current second quarter when compared to a loss from operations of $3,546,381 in the first quarter.

INTEREST EXPENSE. Interest expense for the three months ended October 31, 2001 was $2,613,667 compared to $95,991 for the corresponding period of the previous year. The increase in net interest expense in the three months ended October 31, 2001, compared to the corresponding period of the previous year, is attributable to the acquisition of SW during May 2001, primarily the $15 million of acquisition funding debt and $30 million of debt assumed. Debt issue cost of $1.6 million (non-cash) has been recognized as interest expense pursuant to EITF-00-27 using the effective interest method during the current second quarter, resulting from the amortization of the value of warrants issued to obtain $5 million of the acquisition debt. Interest expense decreased by 11.6% to $2,613,667 during the current second quarter when compared to $2,956,936 in the first quarter.

INCOME TAXES. For the three months ended October 31, 2001, there is a tax benefit of $1,712,226, resulting from the amortization of the deferred tax liability arising out of the SW acquisition pursuant to Statement of Financial Accounting Standards No. 109, and recognition of tax benefit generated from net operating loss. There was no tax expense in the three months ended October 31, 2000.

NET LOSS. Net loss for the three months ended October 31, 2001 was $426,004 or basic and diluted net loss per share of $0.02 compared to $713,185 or basic and diluted net loss per share of $0.07 for the corresponding period of the previous year. This decrease of 40% is primarily attributable to the non-cash amortization of debt issue cost of $1.6 million, increased interest expense due to additional debt acquired or assumed, and offset by a tax benefit of

$1.7 million. In addition, net loss improved by 93% to $426,004 during the current second quarter when compared to $6,120,310 in the first quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000

NET SALES. Net sales for the six months ended October 31, 2001 was $31,154,751 as compared to no sales for the six months ended October 31, 2000. This increase is due primarily to the Company’s acquisition of S&W” on May 11, 2001 as discussed above. Net sales for the six months ended October 31, 2001 is substantially attributable to sales generated from firearms and related products.

GROSS PROFIT. Gross profit for the six months ended October 31, 2001 was $4,486,316 compared to none for the six months ended October 31, 2000. Gross profit increased from $411,586 or 3.7% of net sales during the first quarter to $4,074,730 or 20.5% of net sales during the current second quarter, resulting in a gross profit of 14.4% of net sales for the six months ended October 31, 2001. This increase was attributable to (1) significant cost cutting measures implemented by the new management and (2) the very low gross profit recognized during the first quarter, resulting primarily from the purchase method (fair value) of accounting on inventory acquired in the acquisition of Smith & Wesson.

RESEARCH AND DEVELOPMENT AND OTHER EXPENSES. Research and development and other expenses for the six months ended October 31, 2001 were $284,257 compared to $155,461 for the six months ended October 31, 2000. This increase of 82.8% reflects additional projects, including authorized user only handguns, gun safety and technology, which the Company has undertaken. In addition, the National Institute of Justice (“NIJ”) granted Smith & Wesson approximately $2.1 million for a specific “authorized user only handgun project.” Expenses incurred under this project have to be approved by the NIJ prior to reimbursement. As of October 31, 2001, Smith & Wesson has expended approximately $673,000, expensed $50,000 against earnings, reimbursed $375,000 and has a receivable balance of $248,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended October 31, 2001 was $7,487,353 as compared to $995,855 for the six months ended October 31, 2000. This increase of 651.9% is primarily due to the inclusion of the results of operations of the acquired entity, as mentioned above. Selling, general and administrative expenses decreased by 3.7% to $3,673,063 during the current second quarter when compared to $3,814,290 in the first quarter, collectively resulting in total selling, general and administrative expenses of $7,487,353.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the six months ended October 31, 2001 was $3,285,294 compared to a loss from operations of $1,151,316 for the corresponding period of the previous year.

INTEREST EXPENSE. Interest expense for the six months ended October 31, 2001 was $5,570,603 compared to $195,467 for the corresponding period of the previous year. The increase in interest expense during the six months ended October 31, 2001, compared to the corresponding period of the previous year, is attributable to the acquisition of SW during May 2001, primarily the $15 million of acquisition funding debt and $30 million of debt assumed. Debt issue cost of $3.6 million (non-cash) has been recognized as interest expense pursuant to EITF-00-27 using the effective interest method during the six months ended October 31, 2001, resulting from the amortization of the value of warrants issued to obtain $5 million of the acquisition debt. In addition, with respect to the six months ended October 31, 2001, the Company recorded interest expense of approximately $1.65 million and $0.3 million related to the Tomkin’s notes and Melby note, respectively.

INCOME TAXES. For the six months ended October 31, 2001, there is a tax benefit of $1,837,226, resulting from the amortization of the deferred tax liability arising out of the SW acquisition pursuant to Statement of Financial Accounting Standards No. 109, and recognition of income tax benefit generated from the net operating loss. There was no tax expense in the six months ended October 31, 2000.

NET LOSS. Net loss for the six months ended October 31, 2001 was $6,546,314 or basic and diluted net loss per share of $0.35 compared to $1,343,853 or basic and diluted net loss per share of $0.13 for the corresponding period of the previous year. This increase of 387% is primarily attributable to the non-cash amortization of debt issue cost of $3.6 million or 268.1%, increased interest expense of 145.2% due to additional debt acquired or assumed, offset by a tax benefit of $1.8 million or 134% and the inclusion of the results of operations of the acquired entity, as mentioned above.

USE OF EBITDA

The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the Company before interest, taxes, depreciation and amortization (“EBITDA”) in order to eliminate the effect on the operating performance of significant amounts of amortization of intangible assets and interest expense recognized. Further, the Company has added back non-cash charges consisting of stock issuance expenses to derive an adjusted EBITDA (“Adjusted EBITDA”). Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

The following tables set forth the EBITDA calculations for the Company for the three and six month periods ended October 31, 2001 and 2000, respectively:

	Six months ended		Three months ended
	October 31,		October 31,
	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(6,546,314)	$(1,343,853)	$(426,004)	$(713,185)

Add back:

Interest expense, net	5,098,246	192,537	2,399,317	93,061

Income tax benefit, net	(1,837,226)	—	(1,712,226)	—

Depreciation/amortization	546,549	27,012	99,032	13,438

EBITDA	$(2,738,745)	$(1,124,304)	$360,119	$(606,686)

EBITDA	$(2,738,745)	$(1,124,304)	$360,119	$(606,686)

Add back stock issuance expense	110,900	203,700	110,900	196,200

Adjusted EBITDA	$(2,627,845)	$(920,604)	$471,019	$(410,486)

During the three months ended October 31, 2001 compared to the corresponding period of the previous year, EBITDA improved by $966,805 or 159.4% to a positive EBITDA of $360,119 from a negative EBITDA of $606,886, respectively. EBITDA improved by $3,458,983 or 111.6% to a positive EBITDA of $360,119 in the current quarter, from a negative EBITDA of $3,098,864 in the first quarter, indicating in the opinion of management, a trend towards profitability. During the three months ended October 31, 2001 compared to the corresponding period of the previous year, Adjusted EBITDA improved by $881,505 or 214.8% to a positive Adjusted EBITDA of $471,019 from a negative Adjusted EBITDA of $410,486, respectively. Adjusted EBITDA improved by $3,569,883 or 115.2% to a positive Adjusted EBITDA of $471,019 in the current quarter, from a negative Adjusted EBITDA of $3,098,864 in the first quarter.

During the six months ended October 31, 2001 compared to the corresponding period of the previous year, EBITDA decreased by $1,614,441 or 143.6% to a negative EBITDA of $2,738,745 from a negative EBITDA of $1,124,304, respectively. During the six months ended October 31, 2001 compared to the corresponding period of the previous year, Adjusted EBITDA decreased by $1,707,241 or 185.5% to a negative Adjusted EBITDA of $2,627,845 from a negative Adjusted EBITDA of $920,604, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $34,144,278 at October 31, 2001. The cash and cash equivalents of the Company are primarily held by the Company’s subsidiary Smith & Wesson (“S&W”). The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition. These restrictions include limitations on dividends paid to the Company by S&W and on S&W’s ability to incur or guaranty indebtedness.

Cash used for operating activities during the six months ended October 31, 2001 was $1,190,937 compared to net cash used for operating activities of $968,141 during the six months ended October 31, 2000. Cash provided by operating activities during the second quarter amounted to $168,509 compared to cash used for operations of $474,315 during the corresponding period of the previous year, an improvement of $642,824 or 135%. The increased use of cash during the six-month period reflects the inclusion of operations of the acquired entity as compared to pre-acquisition operations at October 31, 2000.

Net cash provided by investing activities was $35,166,105 during the six months ended October 31, 2001 compared to cash used for investing activities of $24,745 during the six months ended October 31, 2000. Substantially all of the cash provided by investing activities in the current period related to the net cash and cash equivalents acquired in the business combination of $28.6 million, collection of loans receivable of $2.2 million, collection of collateral cash deposit of $5.2 million and payments to acquire property and equipment of $0.8 million. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Net cash provided by financing activities was $100,000 in the six months ended October 31, 2001, representing proceeds from the exercise of warrants reduced by payments made on loans. For the six months ended October 31, 2000, cash provided by financing activities was $722,000, the majority of which resulted from the sale of securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

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

Lawsuits

The Company’s subsidiary Smith & Wesson is a defendant in numerous lawsuits relating to its production, marketing and distribution of handguns. A number of these suits are products liability suits alleging defects in the design and manufacture of Smith & Wesson’s products. In addition, Smith & Wesson is a defendant in several suits brought by state and local governments seeking substantial damages as well as injunctive relief that could materially restrict the Company’s production and distribution of firearms. While management believes that the allegations brought forth in this litigation are without merit, adverse results in these lawsuits could have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation and Settlements

The Company’s business of producing and marketing firearms and firearm parts is governed by various federal, state and local laws and regulations. The Company’s subsidiary Smith & Wesson has previously entered into settlement agreements with certain federal and local agencies which place restrictions on the production, marketing and distribution of Smith & Wesson’s firearms products. These restrictions materially impair the Company’s ability to compete with other firearm manufacturers which are not subject to such restrictions. Any changes in local, state or federal laws or regulations regarding the manufacture and distribution of firearms could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed in Note 6 to the consolidated financial statements included in this Report on Form 10-QSB, which is incorporated hereby by reference.

Part II, Item 1 of the Company's Form 10-QSB for the transition period from January 1, 2001 to April 30, 2001, as otherwise updated by the discussion below, is hereby incorporated by reference.

The following describes (i) material updates to or dismissals or other favorable resolutions of cases previously reported by the Company, and (ii) one new case instituted against the Company during the three-months ended October 31, 2001:

Mayor Joseph P. Ganim v. Smith & Wesson Corp., et al., in the Superior Court in Bridgeport, Connecticut. The complaint, which was filed on February 5, 1999, alleges that handgun manufacturers failed to design handguns to be “self–locking” and “childproof.” The complaint also alleges that these handguns are sold lacking adequate warnings. The complaint also alleges public nuisance and unjust enrichment among other theories. Damages in excess of $15,000, plus punitive and compensatory damages, are demanded. On December 10, 1999, the Court granted the defendants’ motion to dismiss. The plaintiffs filed an appeal, which was transferred to the Connecticut Supreme Court. On October 2, 2001, the Connecticut Supreme Court issued a decision affirming the trial court’s decision granting defendants’ motion to dismiss.

Camden County Board of Freeholders v. Beretta U.S.A. Corp., et al. in the District Court of Camden County, New Jersey. The complaint, which was filed on June 1, 1999, alleges that handgun manufacturers have created a public nuisance because of allegedly negligent marketing and distribution practices regarding their products. The complaint also alleges design defects in firearms because adolescents and children can obtain and misuse guns. Compensatory, punitive, and treble damages, as well as injunctive relief, are demanded. On December 5, 2000, the Court dismissed all claims against Smith & Wesson and the other defendants. The plaintiffs filed an appeal to the U.S. Court of Appeals for the Third Circuit. On November 16, 2001, the U.S. Court of Appeals for the Third Circuit issued an opinion affirming the trial court’s decision granting defendant’s motion to dismiss on all counts.

City of Cincinnati v. Beretta U.S.A. Corp., et al. in the Court of Common Pleas in Hamilton County, Ohio. The complaint, which was filed on April 28, 1999, alleges that firearms manufacturers have failed to utilize safety devices that would prevent unauthorized users from firing guns. The complaint also alleges gun manufacturers, distributors, and dealers have marketed guns without sufficient control resulting in an illegal gun market which supplies guns to juveniles and felons, thereby creating a public nuisance. Deceptive advertising, fraud/concealment, negligent misrepresentation and unjust enrichment are also alleged. Allocated compensatory, exemplary and punitive damages, plus other costs against each defendant, are demanded as well as injunctive relief. The Court dismissed the claims against Smith & Wesson on October 7, 1999 and the Ohio Court of Appeals affirmed the dismissal. The Ohio Supreme Court granted the plaintiffs’ request for a review of the Court of Appeals’ decision. Oral arguments were held before the Ohio Supreme Court on October 2, 2001.

Mayor Michael R. White, and the City of Cleveland v. Hi–Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms, and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns. The complaint also alleges unjust enrichment, nuisance abatement, and public nuisance claims. Actual and punitive damages, plus other costs against each defendant, are demanded, as is injunctive relief. The Court denied the Defendants’ Motion to Dismiss. The case has been stayed pending a decision by the Ohio Supreme Court in City of Cincinnati v. Beretta U.S.A. Corp., et al.

Alex Penelas, Mayor of Miami–Dade County v. Arms Technology, Inc., et al. in the Circuit Court in Miami–Dade County, Florida. The complaint was filed on January 25, 1999. That complaint asserts claims in negligence, strict liability, negligent entrustment, and public nuisance against a number of firearms manufacturers and trade associations for the costs of governmental services and decrease of property values arising out of the criminal, suicidal and accidental misuse of firearms. The suit also seeks imposition of a “Constructive Trust” and the entry of an injunction. The Court dismissed the case on December 13, 1999 and the Florida Court of Appeals affirmed the dismissal. The plaintiffs sought certification of an appeal to the Florida Supreme Court, but the Court of Appeals denied the motion for certification. Subsequently, the plaintiffs filed an application to invoke discretionary jurisdiction with the Florida Supreme Court. On October 24, 2001, the Florida Supreme Court declined to invoke discretionary jurisdiction and denied plaintiff’s petition for review.

Mayor Marc H. Morial and the City of New Orleans v. Smith and Wesson Corp. et al, in the Civil District Court for the Parish of Orleans, Louisiana. The complaint alleges that firearms manufacturers produce products without certain “safety devices” which result in criminals using their products illegally. Civil conspiracy among firearms manufacturers is also alleged. General, punitive, and compensatory damages are demanded from each defendant in an amount to be proven at trial. The Louisiana Supreme Court dismissed this case on April 3, 2001. Plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court. On October 9, 2001, the United States Supreme Court denied plaintiffs’ petition for a writ of certiorari.

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant, are demanded as well as an order to “abate” the nuisance. The case was removed to federal court on November 29, 2000. On September 25, 2001, the case was remanded to state court.

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

Gladys Gerena, Administratrix of the Estate of Shawn Johnson, Deceased, and Individually; Kenneth McLaughlin, III vs. Accu–tek et al., in the United States District Court, Eastern District of New York. The complaint, which was filed on July 9, 1997, alleges that on or about September 1, 1995, Johnson suffered a fatal criminal assault, and on or about June 30, 1996, McLaughlin suffered injuries as a result of an intentional criminal act by unnamed assailants. Both instances occurred utilizing products allegedly manufactured by some of or all 61 defendants, allegedly including Smith & Wesson. Compensatory, exemplary, and punitive damages in an amount to be determined at trial are demanded. One of the plaintiffs and Smith & Wesson signed a stipulation to dismiss Smith & Wesson from the McLaughlin claims. This case was stayed pending a decision by the U.S. Court of Appeals for the Second Circuit in Hamilton, et al. v. Accu–tek, et al. Following the issuance of an opinion by the U.S. Court of Appeals for the Second Circuit in the Hamilton case, the court approved the stipulation by the McLaughlin plaintiff dismissing Smith & Wesson without prejudice.

Iris Prosper, Guardian Ad Litem of Erica Prosper, Yessenia Prosper and April Prosper, infants, and Iris Prosper, Individually vs. Accu–tek et al., in the United States District Court, Eastern District of New York. The complaint, which was filed on May 13, 1997, alleges that on or about May 16, 1994, the plaintiff’s decedent was intentionally injured by a criminal utilizing a product allegedly manufactured by some of or all 61 defendants, allegedly including the Company. Compensatory, exemplary and punitive damages in an amount to be determined at trial are demanded. The plaintiffs and Smith & Wesson signed a stipulation to dismiss Smith & Wesson. This case was then stayed pending a decision by the U.S. Court of Appeals for the Second Circuit in Hamilton, et al. v. Accu–tek, et al. Following the issuance of an opinion by the U.S. Court of Appeals for the Second Circuit in the Hamilton case, the court approved the stipulation dismissing Smith & Wesson without prejudice.

Kim Ricchueto, Administratrix of the Estate of Raymond M. Ricchueto, Deceased v. Beretta U.S.A. Corp. et al., in the Supreme Court for the State of New York, County of Monroe. This complaint was filed on October 4, 2000 and asserts a claim for wrongful death based on the allegedly negligent marketing, distribution, and sale of firearms by the defendants. Following the issuance of an opinion by the U.S. Court of Appeals for the Second Circuit in the Hamilton case, the plaintiffs served all defendants with a stipulation that would discontinue the case without prejudice. The court has not yet approved the stipulation.

James Foster–el, et al. v. Beretta, U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint was filed on June 20, 2000. The case has been removed to federal court. The complaint alleges that an assailant utilizing a handgun of unknown manufacture fatally injured the plaintiff’s wife during a neighborhood dispute. Plaintiffs seek general, special, compensatory, and punitive damages, injunctive relief, and other costs to be determined by the Court. The case has been stayed pending a decision in District of Columbia and Bryant Lawson v. Beretta U.S.A. Corp., et al.

Jeffrey Maxwell v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Franklin County, Ohio. The complaint was filed on May 14, 1999 and seeks damages for injuries allegedly sustained by Maxwell on May 15, 1997. The complaint alleges that Maxwell was attempting to unload a Smith & Wesson Model 5906 9mm pistol late at night while sitting in his parked vehicle. The complaint alleges that Maxwell pulled back the slide after removing the magazine but the round in the chamber did not eject and that, upon releasing the slide, the pistol discharged. Maxwell’s complaint asserts claims for negligence, strict liability, and breach of warranty relating to the design, development, research, testing, manufacture and distribution of the handgun. This case is now in the discovery stage, and Smith & Wesson has received an order from the Court setting this matter for trial on January 7, 2002.

Claudia Levin v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinios. The action was commenced on September 18, 2001 and seeks unspecified damages for personal injuries allegedly sustained by plaintiff on November 3, 1999. The complaint alleges that Levin was injured when the Smith & Wesson revolver she was attempting to fire exploded during the firing process. The plaintiff alleges that the ammunition used was over-pressurized and led to the explosion. With respect to Smith & Wesson, the plaintiff alleges unspecified metallurgical defects. Smith & Wesson has filed an answer denying all allegations of liability and the parties are proceeding with discovery.

George Jureidini v. Smith & Wesson Corp., et al., in the Civil Court of First Instance Commercial Dispute Division, Beirut, Lebanon. The complaint was filed on June 29, 1999 and seeks $750,000 in damages. The plaintiff alleges that Smith & Wesson wrongfully terminated his distributor agreement for the territory of Lebanon. The Civil Court dismissed the case on October 24, 2001.

Diamond Products Marketing, Inc. v. Walther USA, a division of Smith & Wesson Corp., in the United States District Court for the Middle District of Florida, Orlando Division. The complaint was filed on July 21, 2000 and sought damages and injunctive relief. The complaint asserted claims of patent infringement, tortious interference with business relationships or expectancy, and conversion of trade secrets. The plaintiff alleged that Walther USA, LLC manufactured and marketed a product that infringes its patent for a device used to mount a small flashlight to a handgun and that the allegedly infringing product appeared in one of Walther USA’s catalogs. The parties settled the dispute and the case was dismissed on October 15, 2001.

ITEM 2.   CHANGES IN SECURITIES

(c)      Recent Sales of Unregistered Securities.

           The Company issued the following securities:

1.	In consideration for services rendered in connection with the design of the Versa Vault product, the Company issued 20,000 shares of its Common Stock, par value $.001 per share (“Common Stock”) to a design consulting firm. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), with respect to the issuance of the shares of Common Stock.

2.	In consideration for services rendered, the Company issued 80,000 shares of Common Stock to an employee of the Company. The Company relied on Section 4(2) of the Securities Act with respect to the issuance of the shares of Common Stock.

3.	In lieu of a cash finder's fee for arranging a $5 million loan to the Company, the Company issued 500,000 shares of Common Stock to an unrelated party. The Company relied on Section 4(2) of the Securities Act with respect to the issuance of the shares of Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

3.3	Bylaws of the Company, as amended on November 2, 2001.

10.23	First Amendment to Promissory Note and Loan Agreement, dated November 2, 2001, between the Company and Smith & Wesson Corp.

(b)      Reports on Form 8-K:

         The Company filed the following Report on Form 8-K on the following date:

1.	Form 8-K, filed on August 13, 2001, reporting under Item 8 thereof the change in the Company’s fiscal year end from December 31st to April 30th.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  December 17, 2001

SAF-T-HAMMER CORPORATION, a Nevada corporation

By: /s/ Mitchell A. Saltz Mitchell A. Saltz, CEO, Director

EXHIBIT INDEX

Number	Description

3.3	Bylaws of the Company, as amended on November 2, 2001.

10.23	First Amendment to Promissory Note and Loan Agreement, dated November 2, 2001, between the Company and Smith & Wesson Corp.