Form 10QSB
period 2002-01-31
SMITH & WESSON HOLDING CORP
filed 2002-03-18
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002

Commission File No. 029015

SMITH & WESSON HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)

14500 North Northsight Boulevard, Suite 221 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

SAF-T-HAMMER CORPORATION
(former name of registrant)

         The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class Common stock, $.001 par value	Outstanding as of March 15, 2002 19,501,689

         The issuer is not using the Transitional Small Business Disclosure format.

SMITH & WESSON HOLDING CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Unaudited Balance Sheet – January 31, 2002

Consolidated Unaudited Statement of Income/Operations for the nine and three months ended January 31, 2002 and 2001

Consolidated Unaudited Statements of Cash Flows for the nine months ended January 31, 2002 and 2001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Smith & Wesson Holding Corporation
(Formerly Saf-T-Hammer Corporation)
Consolidated Unaudited Balance Sheet — January 31, 2002

Assets:

Current assets:

Cash and cash equivalents	$37,485,218

Accounts receivables, net	9,129,958

Inventory	19,557,265

Other current assets	3,885,129

Total current assets	70,057,570

Property, plant and equipment, net	9,240,838

Intangibles, net	5,069,145

Other assets	5,372

Total assets	$84,372,925

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payables and accrued expenses	$20,638,501

Note payable, Individual, net of debt issue cost of $500,000	4,500,000

Note payable, Tomkins	10,000,000

Deferred income	1,630,568

Total current liabilities	36,769,069

Non-current liabilities:

Deferred tax liability	8,570,814

Other non-current liabilities	9,664,587

Note payable, Tomkins	30,000,000

Total liabilities	85,004,470

Stockholders’ Deficit:

Common stock, $0.001 Par value, 100 million shares authorized, 19,501,689 shares issued and outstanding	17,372

Additional paid in capital	10,180,828

Accumulated deficit	(10,829,745)

Total stockholders’ deficit	(631,545)

Total liabilities and stockholders’ deficit	$84,372,925

See accompanying notes to unaudited consolidated financial statements.

Smith & Wesson Holding Corporation
(Formerly Saf-T-Hammer Corporation)
Consolidated Unaudited Statements of Income/Operations

	Nine months ended January 31,		Three months ended January 31,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$52,760,786	$—	$21,606,035	$—

Cost of sales	41,906,734	—	15,238,299	—

Gross profit	10,854,052	—	6,367,736	—

Operating expenses:

Research and development and other	396,408	176,070	112,151	20,609

Selling, general and administrative	10,806,668	1,486,001	3,319,315	490,146

	11,203,076	1,662,071	3,431,466	510,755

Income (loss) from operations	(349,024)	(1,662,071)	2,936,270	(510,755)

Interest income	672,483	10,123	200,126	7,193

Interest expense	(7,559,436)	(293,201)	(1,988,833)	(97,734)

Income /(Loss) before taxes	(7,235,977)	(1,945,149)	1,147,563	(601,296)

Provision for (benefit from) income taxes	(1,965,559)	—	(128,333)	—

Net income/(loss)	$(5,270,418)	$(1,945,149)	$1,275,896	$(601,296)

Weighted average number of shares outstanding – basic and diluted	18,830,879	11,274,548	19,427,764	12,878,474

Net income/(loss) per share, basic and diluted	$(0.28)	$(0.17)	$0.07	$(0.05)

See accompanying notes to unaudited consolidated financial statements.

Smith & Wesson Holding Corporation
(Formerly Saf-T-Hammer Corporation)
Consolidated Statements of Cash Flows
Net Increase (Decrease) In Cash And Cash Equivalents

	Nine months ended January 31,

	2002	2001

	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities:

Net loss	$(5,270,418)	$(1,945,149)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	730,724	42,603

Amortization of income tax benefit arising from business combination	(1,947,967)	—

Stock compensation for services rendered	110,900	257,700

Interest	4,500,000	222,244

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivables	(1,392,537)	—

Inventory	4,723,373	—

Prepaid expenses and other current asset	4,045,692	(20,184)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(2,710,252)	(20,133)

Deferred tax liability	(28,548)	—

Deferred income	17,862	—

Total adjustments	8,049,247	482,230

Net cash provided by (used for) operating activities	2,778,829	(1,462,919)

Cash flows provided by (used for) investing activities:

Net cash and cash equivalents acquired from business combination	28,598,168	—

Proceeds from loans receivable and certificate of deposit	7,385,000	—

Payments to acquire patents	(300,000)	—

Payments to acquire property and equipment	(1,145,889)	(24,744)

Net cash provided by (used for) investing activities	34,537,279	(24,744)

Cash flows provided by (used for) financing activities:

Proceeds from notes payable, related parties, net	—	145,000

Payments on loans payable	(500,000)	—

Proceeds from sale of securities	—	1,017,000

Proceeds from exercise of warrants to acquire common stock	600,000	—

Net cash provided by financing activities	100,000	1,162,000

Net increase/(decrease) in cash and cash equivalents	37,416,108	(325,663)

Cash and cash equivalents, beginning of year/period	69,110	387,932

Cash and cash equivalents, end of period	$37,485,218	$62,269

See accompanying notes to unaudited consolidated financial statements

	Nine months ended January 31,

	2002	2001

	(Unaudited)	(Unaudited)

Supplemental disclosure of non-cash financing and investing activities:

Issuance of stock for services	$—	$257,700

Warrants issued to raise debt to acquire Smith & Wesson Corp.	$5,000,000	$—

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$5,000,000	$—

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$10,000,000	$—

Conversion of debt	$—	$841,000

Convertibility feature related to debentures sold	$—	$118,280

A summary of net cash and cash equivalents arising from the acquisition of Smith & Wesson Corp. is as follows:

Acquisition cost:

Cash paid on May 11, 2001	$5,000,000

Note payable, Tomkins, due May 11, 2002	10,000,000

Total consideration given up	15,000,000

As of May 11, 2001:

Fair values of assets acquired (unaudited):

Accounts receivables	(7,733,517)

Inventory	(24,258,858)

Collaterized cash deposits	(5,150,000)

Other current assets	(1,287,519)

Due from Tomkins Corporation	(7,699,500)

Receivable from Walther USA, LLC	(689,343)

Property, plant and equipment, at Fair Value	(8,608,110)

Intangibles, at Fair Value	(16,500,000)

Adjustment for negative goodwill allocation to Intangibles	11,545,044

	(60,381,803)

Fair values of liabilities assumed (unaudited):

Accounts payables and accrued expenses	21,252,449

Deferred income	1,612,707

Deferred tax liability, at FV	10,547,329

Other non-current liabilities	10,567,486

Note payable, Tomkins	30,000,000

	73,979,971

Net cash and cash equivalents acquired	$28,598,168

See accompanying notes to unaudited consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
(FORMERLY SAF-T-HAMMER CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

(1)	Basis of Presentation:

Organization:

Smith & Wesson Holding Corporation, (the “Company”) was incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was a development stage company primarily engaged in the business of developing mining properties. During 1992, De Oro lost its remaining assets and settled its liabilities, and remained dormant until 1996.

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

On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000. (See Note 2 “Acquisition of Smith & Wesson Corp.”).

Name Change:

At a special meeting held February 14, 2002, and at the recommendation of the Board of Directors, the Company’s shareholders approved a change of the Company’s name to “Smith & Wesson Holding Corporation.”

Principles of Consolidation:

The accompanying condensed consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries (collectively the “Company”) – Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GMBH (Germany), Smith & Wesson Distributing, Inc. (United States) and Smith & Wesson, Inc. (United States). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activity:

The Company (i) manufactures and sells its patented firearm safety devices throughout the world, and (ii) through its subsidiary Smith & Wesson Corp., manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world.

The Company has two manufacturing facilities (in Springfield, MA and Houlton, ME), both of which are used primarily to manufacture its products. However, the Company also uses its manufacturing capabilities at the Springfield facility to manufacture and process component parts for a number of other companies in a variety of industries.

Interim Financial Statements:

The accompanying unaudited interim consolidated financial statements of Smith & Wesson Holding Corporation for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2000. In addition, the Company filed a Form 8-K on May 29, 2001 and a Form 8-K/A on July 30, 2001, disclosing significant material transactions and pro forma financial information relating to a business combination and debt financing arrangement, which are hereby referenced. Operating results for the nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the new full fiscal year ending April 30, 2002.

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

Statement of Comprehensive Income:

Comprehensive income/(loss) is comprised of net income/(loss), and accordingly, no statement of Comprehensive Income/(Loss) is presented.

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

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company’s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement after the effective date.

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

The Acquisition:

Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and the Company, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

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

The Loan:

The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) has been netted against the proceeds of the loan. This debt issue cost is being amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF-00-27. During the nine months ended January 31, 2002, the Company has amortized $4,500,000 as interest expense.

The Note is secured by a pledge of all of the issued and outstanding stock of Smith & Wesson, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Company and this individual (the “Pledge Agreement”).

(3)	Bank Line of Credit:

During August 2001, the Company’s subsidiary, Smith & Wesson (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, Smith & Wesson may borrow up to $10 million, the outstanding balance accrues interest at the prime rate (4.75% on March 18, 2001), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender.

(4)	Inventories (Unaudited):

         A summary is as follows:

Raw materials Finished parts Work in process Finished goods	$1,421,575 5,321,921 1,734,142 11,079,627

$19,557,265

(5)	Stockholders’ Deficit:

In consideration for making a $5 million loan to the Company (the “Melby Loan”), the Company issued to Colton Melby, a current director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allows Mr. Melby to purchase up to 7,094,500 shares of Common Stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant is exercisable immediately and expires six years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Melby Warrant. Also in consideration for the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allow each holder to purchase up to 300,000 shares of Common Stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants are exercisable immediately and expire one year from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Affiliate Warrants. As a portion of a finder’s fee for arranging the Melby Loan, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants expire one year from the date of issuance and allow each holder to purchase up to 354,725 shares of Common Stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Finders Warrants. Warrants issued above were accounted for at fair value as debt issue cost, limited to the face value of the related Melby Loan, and are being amortized over the life of one (1) year using the effective interest method.

(6)	Litigation:

The Company, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company. Management is not aware of any significant judgment being issued to date against any firearms manufacturer based on any strict liability theory.

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

OVERVIEW

Organization:

Smith & Wesson Holding Corporation was incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was a development stage company primarily engaged in the business of developing mining properties. During 1992, De Oro lost its remaining assets and settled its liabilities, and remained dormant until 1996.

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

On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000. Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and the Company, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15 million dollars (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million, which was paid at closing in cash; and

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins.

The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins.

Business Activity:

The Company (i) manufactures and sells its firearm safety devices throughout the world, and (ii) through its subsidiary Smith & Wesson Corp., manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world.

The Company has two manufacturing facilities (in Springfield, MA and Houlton, ME), both of which are used primarily to manufacture its products. However, the Company also uses its manufacturing capabilities at the Springfield facility to manufacture and process component parts for a number of other companies in a variety of industries.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

NET SALES. Net sales for the three months ended January 31, 2002 was $21,606,035 as compared to no sales for the three months ended January 31, 2001. This increase is due primarily to the Company’s acquisition of Smith & Wesson Corp. (“Smith & Wesson”) on May 11, 2001, which acquisition is detailed in the Company’s Form 8-K/A, filed with the Securities and Exchange Commission on July 30, 2001. Net sales improved 8% over the second quarter net sales of $19,918,682. This increase is substantially attributable to sales of firearms and related products.

GROSS PROFIT. Gross profit for the three months ended January 31, 2002 was $6,367,736 compared to no gross profit for the three months ended January 31, 2001. Gross profit increased from $4,074,730 or 20.5% of net sales during the second quarter to $6,367,736 or 29.5% of net sales during the current third quarter, an improvement of 56%. This increase was attributable to significant cost cutting measures implemented by management, in addition to increased sales with better margins due to increased production.

RESEARCH AND DEVELOPMENT AND OTHER EXPENSES. Research and development and other expenses for the three months ended January 31, 2002 were $112,151 compared to $20,609 for the three months ended January 31, 2001. This increase of 444% reflects additional projects, including smart guns, gun safety and technology, which the Company has undertaken. Research and development and other expenses of $112,151 for the current third quarter remained fairly consistent with $140,580 in the second quarter. In addition, the National Institute of Justice (“NIJ”) granted Smith & Wesson approximately $2.1 million for a specific “authorized user only handgun project.” Expenses incurred under this project have to be approved by the NIJ prior to reimbursement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended January 31, 2002 were $3,319,315 as compared to $490,146 for the three months ended January 31, 2001. This increase of 577% is primarily due to the inclusion of the results of operations of the acquired entity, as mentioned above. Selling, general and administrative expenses decreased by 9.6% to $3,319,315 during the current third quarter when compared to $3,673,063 in the second quarter.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the three months ended January 31, 2002 was $2,936,270 compared to a loss from operations of $510,755 for the corresponding period of the previous year, an improvement of 675%. Income from operations improved by 1030% to $2,936,270 during the current third quarter when compared to income from operations of $261,087 in the second quarter.

INTEREST EXPENSE. Interest expense for the three months ended January 31, 2002 was $1,988,833 compared to $97,734 for the corresponding period of the previous year. The increase in net interest expense in the three months ended January 31, 2002, compared to the corresponding period of the previous year, is attributable to the acquisition of Smith & Wesson during May 2001, primarily the $15 million of acquisition funding debt and $30 million of debt assumed. Debt issue cost of approximately $0.9 million (non-cash) has been recognized as interest expense pursuant to EITF-00-27 using the effective interest method during the current third quarter, resulting from the amortization of the value of warrants issued to obtain $5 million of the acquisition debt.

INCOME TAXES. For the three months ended January 31, 2002, there is a tax benefit of $128,333, resulting from the amortization of the deferred tax liability arising out of the Smith & Wesson acquisition pursuant to Statement of Financial Accounting Standards No. 109. There was no tax expense in the three months ended January 31, 2001.

NET INCOME/(LOSS). Net income for the three months ended January 31, 2002 was $1,275,896 or basic and diluted net income per share of $0.07 compared to a net loss of $601,296 or basic and diluted net loss per share of $0.05 for the corresponding period of the previous year. This increase of 312% is primarily due to the inclusion of the results of operations of the acquired entity, as mentioned above. In addition, net income improved by 400% to $1,275,896 during the current third quarter when compared to a net loss of $426,004 in the second quarter. This improvement is primarily attributable to increased marketing efforts resulting in increased sales and efforts by management to consistently monitor and cut costs equating to better margins.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2002 AND 2001

NET SALES. Net sales for the nine months ended January 31, 2002 was $52,670,786 as compared to no sales for the nine months ended January 31, 2001. This increase is primarily due to the Company’s acquisition of Smith & Wesson” on May 11, 2001 as discussed above. Net sales for the nine months ended January 31, 2002 is substantially attributable to sales generated from firearms and related products.

GROSS PROFIT. Gross profit for the nine months ended January 31, 2002 was $10,854,052 compared to none for the nine months ended January 31, 2001. Gross profit increased from $411,586 or 3.7% of net sales during the first quarter and $4,074,730 or 20.5% of net sales during the second quarter to $6,367,736 or 29.5% of net sales during the current third quarter, resulting in a gross profit of 20.6% of net sales for the nine months ended January 31, 2002. This improvement is primarily attributable to increased marketing efforts resulting in increased sales and efforts by management to consistently monitor and cut costs equating to better margins. The Company experienced very low gross profit margins during the first quarter, due to the purchase method (fair value) of accounting on inventory acquired in the acquisition of Smith & Wesson.

RESEARCH AND DEVELOPMENT AND OTHER EXPENSES. Research and development and other expenses for the nine months ended January 31, 2002 were $396,408 compared to $176,070 for the nine months ended January 31, 2001. This increase of 125% reflects additional projects, including smart guns, gun safety and technology, which the Company has undertaken. In addition, the National Institute of Justice (“NIJ”) granted Smith & Wesson approximately $2.1 million for a specific “authorized user only handgun project.” Expenses incurred under this project have to be approved by the NIJ prior to reimbursement. As of January 31, 2002, a net reimbursable balance due from the NIJ is estimated at $211,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended January 31, 2002 was $10,806,668 as compared to $1,486,001 for the nine months ended January 31, 2001. This increase of 627% is primarily due to the inclusion of the results of operations of the acquired entity, as mentioned above.

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the nine months ended January 31, 2002, improved 79% to $349,024 as compared to a loss from operations of $1,662,071 for the corresponding period of the previous year.

INTEREST EXPENSE. Interest expense for the nine months ended January 31, 2002 was $7,559,436 compared to $293,201 for the corresponding period of the previous year. The increase in interest expense during the nine months ended January 31, 2002, compared to the corresponding period of the previous year, is attributable to the acquisition of Smith & Wesson during May 2001, primarily the $15 million of acquisition funding debt and $30 million of debt assumed. Debt issue cost of $4.5 million (non-cash) has been recognized as interest expense pursuant to EITF-00-27 using the effective interest method during the nine months ended January 31, 2002, resulting from the amortization of the value of warrants issued to obtain $5 million of the acquisition debt. In addition, with respect to the nine months ended January 31, 2002, the Company recorded interest expense of approximately $2.6 million and $0.45 million related to the Tomkin’s notes and Melby note, respectively.

INCOME TAXES. For the nine months ended January 31, 2002, there is a tax benefit of $1,965,559, resulting from the amortization of the deferred tax liability arising out of the Smith & Wesson acquisition pursuant to Statement of Financial Accounting Standards No. 109, and recognition of income tax benefit generated from the net operating loss. There was no tax expense in the nine months ended January 31, 2001.

NET LOSS. Net loss for the nine months ended January 31, 2002 was $5,270,418 or basic and diluted net loss per share of $0.28 compared to $1,945,149 or basic and diluted net loss per share of $0.17 for the corresponding period of the previous year. This increase is primarily attributable to the non-cash amortization of debt issue cost of $4.5 million, increased interest expense due to additional debt acquired or assumed, offset by a tax benefit of $1.9 million and the inclusion of the results of operations of the acquired entity, as mentioned above.

USE OF EBITDA

The following comparative discussion of the results of operations and financial condition of the Company includes, among other factors, an analysis of changes in the operating income of the Company before interest, taxes, depreciation and amortization (“EBITDA”) in order to eliminate the effect on the operating performance of significant amounts of amortization of intangible assets and interest expense recognized. Further, the Company has added back non-cash charges consisting of stock issuance expenses to derive an adjusted EBITDA (“Adjusted EBITDA”). Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of the Company and its subsidiaries, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States of America. Also, EBITDA, as calculated by the Company, may not be comparable to similarly titled measures used by other companies.

The following tables set forth the EBITDA calculations for the Company for the nine and three month periods ended January 31, 2002 and 2001, respectively:

	Nine months ended January 31,		Three months ended January 31,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(5,270,418)	$(1,945,149)	$1,275,896	$(601,296)

Add back:

Interest expense, net	6,886,953	283,078	1,788,707	90,541

Income tax expense, net	(1,965,559)	—	(128,333)	—

Depreciation/amortization expense	730,724	42,603	184,175	15,591

EBITDA	$381,700	$(1,619,468)	$3,120,445	$(495,164)

EBITDA	$381,700	$(1,619,468)	$3,120,445	$(495,164)

Add back stock issuance expense	110,900	257,700	—	54,000

Adjusted EBITDA	$492,600	$(1,361,768)	$3,120,445	$(441,164)

During the three months ended January 31, 2002 compared to the corresponding period of the previous year, EBITDA improved by $3,615,609 or 730% to a positive EBITDA of $3,120,445 from a negative EBITDA of $495,164 respectively. EBITDA improved by $2,760,326 or 767% to a positive EBITDA of $3,120,445 in the current quarter, from a positive EBITDA of $360,119 in the second quarter, indicating in the opinion of management, a trend towards profitability. During the three months ended January 31, 2002 compared to the corresponding period of the previous year, Adjusted EBITDA improved by $3,561,609 or 807% to a positive Adjusted EBITDA of $3,120,445 from a negative Adjusted EBITDA of $441,164, respectively. Adjusted EBITDA improved by $2,649,426 or 563% to a positive Adjusted EBITDA of $3,120,445 in the current quarter, from a positive Adjusted EBITDA of $471,019 in the second quarter.

During the nine months ended January 31, 2002 compared to the corresponding period of the previous year, EBITDA improved by $2,001,168 or 124% to a positive EBITDA of $381,700 from a negative EBITDA of $1,619,468 respectively. During the nine months ended January 31, 2002 compared to the corresponding period of the previous year, Adjusted EBITDA increased by $1,854,368 or 136% from a negative Adjusted EBITDA of $1,361,768 to a positive Adjusted EBITDA of $492,600, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $37,485,218 at January 31, 2002. The cash and cash equivalents of the Company are primarily held by the Company’s subsidiary Smith & Wesson. The Company’s use of cash held by Smith & Wesson is subject to certain covenants and restrictions imposed by the terms of the Smith & Wesson acquisition. These restrictions include limitations on dividends paid to the Company by Smith & Wesson and on Smith & Wesson’s ability to incur or guaranty indebtedness.

Net cash provided from operating activities during the nine months ended January 31, 2002 was $2,778,829 compared to net cash used for operating activities of $1,462,919 during the nine months ended January 31, 2001. Cash provided by operating activities during the third quarter amounted to $3,969,766 compared to cash used for operations of $493,778 during the corresponding period of the previous year, an improvement of $4,463,544 or 904%. The increased use of cash during the nine-month period reflects the inclusion of operations of the acquired entity as compared to pre-acquisition operations at January 31, 2001.

Net cash provided by investing activities was $34,537,279 during the nine months ended January 31, 2002 compared to cash used for investing activities of $24,744 during the nine months ended January 31, 2001. Substantially all of the cash provided by investing activities in the current period related to the net cash and cash equivalents acquired in the business combination of $28.6 million, collection of loans receivable of $2.2 million, collection of collateral cash deposit of $5.2 million and payments to acquire patents, property and equipment of $1.3 million. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Net cash provided by financing activities was $100,000 in the nine months ended January 31, 2002, representing proceeds from the exercise of warrants reduced by payments made on loans. For the nine months ended January 31, 2001, cash provided by financing activities was $1,162,000, the majority of which resulted from the sale of securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company’s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement after the effective date.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption did not have a material impact to the Company’s financial position or results of operations.

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

Debt Financing and Restrictive Covenants

The Company incurred substantial indebtedness to finance the acquisition of Smith & Wesson. As a result, the Company is highly leveraged and subject to substantial repayment obligations. In addition, the terms of the debt financing contain restrictions on the transfer of capital and assets from Smith & Wesson to the Company as well as numerous restrictions on, among other things, the ability of the Company and Smith & Wesson to create liens, incur additional indebtedness and sell or otherwise dispose of assets. The Company’s debt and accompanying restrictions could negatively impact the Company’s ability to obtain additional financing for working capital or other purposes. Such limitations may make the Company more vulnerable to adverse economic conditions and could impair the Company’s ability to compete. In light of the Company’s current debt and restrictive covenants, there is no assurance that additional financing may be obtained on terms acceptable to the Company, if at all. The failure of the Company to raise additional capital would likely have a material adverse effect on the Company’s financial condition.

Competition

The firearms market is highly competitive and is dominated by a small number of well-known companies. These companies compete on product image, quality, innovation, price and customer service and support. Negative competitive developments could have a material adverse effect on the Company’s business, financial condition and results of operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed in Note 6 to the consolidated financial statements included in this Report on Form 10-QSB, which is incorporated herein by reference.

The Company has reported all cases instituted against it through October 31, 2001, and the results of those cases, where terminated, on its previous Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission (the “SEC”), to which reference is hereby made.

No new cases were instituted against the Company during the three months ended January 31, 2002. The following describes material updates to or dismissals of cases previously reported by the Company:

On February 13, 2002, in the previously reported case titled City of Atlanta v. Smith & Wesson, et al. case, the Georgia Court of Appeals dismissed the case in its entirety.

On January 8, 2002, in the previously reported case titled Kim Ricchueto, Administratrix of the Estate of Raymond M. Ricchueto, Deceased v. Beretta U.S.A. Corp. et al., the Supreme Court for the State of New York, County of Monroe, approved a stipulation dismissing the case with prejudice.

On January 11, 2002, in the previously reported case titled City of Philadelphia, et al. v. Beretta U.S.A. Corp., et al., the United States Court of Appeals for the Third Circuit affirmed the trial court’s decision dismissing the case on all counts.

In the previously-reported case titled Mayor James Sharpe, and the City of Newark, New Jersey v. Arcadia Machine & Tool, et al., the Superior Court of New Jersey in Essex County, New Jersey on December 10, 2001 granted the defendants’ motion to dismiss the product liability and unjust enrichment claims, and denied the motion to dismiss the negligent marketing and distribution, negligence, public nuisance, and damages claims. On February 28, 2002, the defendants’ motion for interlocutory appeal of the court’s decision was granted. The case has been stayed pending such appeal.

In the previously-reported cases titled (i) Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., (ii) Obrellia Smith, Administratrix of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., and (iii) Stephen

Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., which cases have been consolidated for purposes of appeal, the Illinois Court of Appeals on December 31, 2001 dismissed all claims except for public nuisance as to those defendants who manufactured, distributed or sold the firearms used in the shootings which formed the basis of the cases. Smith & Wesson was identified as the manufacturer of the firearm involved in the Ceriale case only. The defendants have filed a petition for rehearing by the Illinois Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on February 14, 2002. At the meeting the stockholders approved an amendment to the Company’s Articles of Incorporation changing the Company’s name to Smith & Wesson Holding Corporation. In addition, the stockholders approved the 2001 Stock Option Plan and the 2001 Employee Stock Purchase Plan.

The results of the votes for each of these matters were as follows:

1.	Approval of amendment to Company’s Articles of Incorporation to change the Company’s name to Smith & Wesson Holding Corporation:

For: Against: Abstain:	16,810,377 10,075 19,813

2.	Approval of 2001 Stock Option Plan:

For: Against: Abstain: Broker Non-Vote	9,456,897 1,190,207 165,232 6,027,929

3.	Approval of 2001 Employee Stock Purchase Plan:

For: Against: Abstain: Broker Non-Vote	9,852,363 818,059 141,914 6,027,929

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Form 8-K filed with the Commission on April 4, 2000).

3.2	Certificate of Amendment to the Articles of Incorporation of the Company.

(b)	Reports on Form 8-K:

None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2002

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By: /s/ Mitchell A. Saltz Mitchell A. Saltz, CEO, Director

EXHIBIT INDEX

Number	Description

3.2	Certificate of Amendment to the Articles of Incorporation of the Company.