Form 10KSB
period 2002-04-30
SMITH & WESSON HOLDING CORP
filed 2002-07-29
CIK 1092796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No. 0-29015

Smith & Wesson Holding Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

14500 N. Northsight Blvd., Suite 116 Scottsdale, Arizona (Address of Principal Executive Offices)	85260 (Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

      The issuer’s total net sales for the fiscal year ended April 30, 2002 were $76,546,503.

      As of July 19, 2002, there were 29,683,613 outstanding shares of the issuer’s common stock, par value $0.001 per share (“Common Stock”), which is the only class of common stock of the issuer. As of July 19, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the average bid and asked prices of $1.99 per share, was approximately $35,842,011.

Documents Incorporated by Reference

      The information called for by Items 9, 10, 11 and 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2002.

      Transitional Small Business Disclosure Format:     Yes ☐          No ☑

TABLE OF CONTENTS

PART I
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statements and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
EXHIBIT INDEX
EX-3.8
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.31
EX-10.32
EX-10.33
EX-21.1
EX-23.1

PART I

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      This report on Form 10-KSB contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, Risk Factors at the end of the Management Discussion and Analysis.

Item 1.     Business

      Unless the context otherwise requires, “Company”, “we”, “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined, and the terms “holding company” and “parent company” refer to Smith & Wesson Holding Corporation while the references to “S&W” refer to Smith & Wesson Corp.

Overview

      Smith & Wesson Holding Corporation is a Nevada corporation headquartered in Scottsdale, Arizona. The Company was initially formed in June, 1991 as De Oro Mines, Inc. From inception, De Oro was primarily engaged in the business of developing mining properties. During 1992, De Oro transferred its remaining assets and settled its liabilities and after this transfer and settlement no longer conducted any business. Effective October 20, 1998, De Oro Mines acquired the assets of Saf-T-Hammer, Inc., and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. On May 11, 2001, Saf-T-Hammer Corporation acquired Smith & Wesson Corp. and changed its name to Smith & Wesson Holding Corporation on February 15, 2002.

History Prior To Acquisition of S&W

      Prior to our acquisition of S&W, our principal operations centered around development of two childproof gun safety devices known as the “Saf-T-HammerTM” and “Saf-T-TriggerTM”. Both devices are easily removable, external devices that enable safe storage of weapons, including loaded firearms.

      We also developed a proprietary handgun vault and security cable lock system. At the time we acquired S&W, we had completed the research and development of our products and had begun marketing them to various distributors and retailers. After the acquisition, we changed our marketing strategy to rely on the distribution channels of S&W and added our products to the S&W product line.

      Now we have restructured our Company as a holding company for S&W and have refocused the parent company’s mission to explore and expand the licensing and direct sales of various non-gun products, and to develop technology products and solutions that compliment our law enforcement related sales. We have relocated our licensing and branding personnel to our Scottsdale office and are in the process of transferring certain licenses from our subsidiary S&W to the holding company.

Financing the Acquisition of S&W

      On May 11, 2001, we acquired S&W from Tomkins Corporation in exchange for a $5 million down payment and a $10 million note due in full on May 11, 2002. We also entered into a guaranty of a $30 million unsecured note from S&W to Tomkins. Our $5 million down payment was financed through a loan from

Colton Melby, now a director, officer and major shareholder of our Company. The Melby note was due on May 15, 2002.

      On March 28, 2002, we repaid our $10 million note to Tomkins and our $5 million note to Mr. Melby through obtaining a $15 million note from Banknorth, N.A. based in Springfield, Massachusetts. The Banknorth note has a twelve year term with interest only payments until March 28, 2004, when principal and interest is due monthly. The Banknorth note is secured by some of the cash and marketable securities of S&W.

      Repayment of our obligation to Mr. Melby permitted us to terminate an outstanding lien on all of our outstanding S&W common stock. Prepayment of the $10 million note to Tomkins freed us from some of the more restrictive covenants with Tomkins, including a prohibition of: a merger with or into another company; an acquisition of another company and a sale of S&W assets. Although we are still subject to substantial restrictions on the use of S&W cash, we are no longer prohibited from pursuing business strategies such as acquisitions or divestitures to enhance shareholder value.

History of S&W

      S&W was founded in 1852 by Horace Smith and Daniel B. Wesson to manufacture a lever action pistol incorporating a tubular magazine and firing a fully self-contained cartridge. Messrs. Smith and Wesson wanted to replace “hand cannons” used since the 14th century which required muzzle loading with loose powder, balls and primer. Our Model 1, .22 caliber pistol was the first firearm developed which did not require loading gunpowder separately from a lead ball, thereby permitting firing the pistol as rapidly as the lever could be manipulated. By 1871, we had introduced our Model 2, ..32 caliber revolver and our Model 3, .44 caliber revolver. In 1899, we developed our most famous revolver, the ..38 Military & PoliceTM, predecessor to today’s Model 10, our best selling revolver. It is the only handgun model in the world that has been in continuous production since 1899, and to date over 6 million units have been produced.

      We supplied revolvers in the Civil War, World War I, and World War II.

      Even though we started manufacturing pistols in 1913, historically our core business has been the manufacture of revolvers. However, we began to aggressively compete in the burgeoning pistol market with the production of our Model 39, 9mm in 1953. Many of our current 22 models are based on this model.

      In 1965, S&W was sold by the Wesson family (which had owned us at least in part continually until that time) to the Bangor Punta Corp.

      During the 1970’s, management installed by Bangor Punta Corp. embarked on a purchase of other companies to augment our line of handgun and handcuff products for the law enforcement and sporting market. Our product line was increased to include law enforcement products like riot control equipment, police Identi-Kit identification equipment, night vision instruments, breath testing equipment, and leather products.

      Although S&W’s product line expanded in related products, our Springfield plant focused on the development of new handguns. Stainless models continued to evolve and develop through the 1970’s.

      In 1979, we began the modernization of our Springfield facilities. We also introduced the stainless-steel Model 629, .44 Magnum revolver and the Model 547, 9mm revolver, which used a special patented extractor system.

      During the 1980’s, the most important development was our L-Frame line of .357 Magnum revolvers: Models 581, 586, 681, and 686. These had a significant impact on both law enforcement and sporting markets and became the most popular revolvers ever introduced.

      Today, most of the revolvers we manufacture are variations on three styles: the Model 36, .38 caliber Chief’s SpecialTM, first sold in 1950; the Model 27, .357 caliber Magnum, presented to J. Edgar Hoover in 1935; and Model 29, .44 caliber Magnum, first sold in 1955.

      Historically, most of our revolver frames were manufactured in one size, the “K” size (medium) and made out of steel. During the 1950’s we started offering three different sizes of frames for our revolvers. Today, we sell frames in the “J” (small), “K” (medium), and “L” (large) size. During the 1960’s, we were the first arms manufacturer to develop a process whereby stainless steel could be used in the manufacture of our revolvers. Today, we manufacture our various models of revolvers out of stainless steel, aluminum, titanium and scandium.

      In January of 1984, Lear Siegler Corporation of Santa Monica, California, purchased Bangor Punta and acquired S&W in the package. Lear Siegler recognized that S&W’s strength lay in the manufacture and sale of handguns, handcuffs, and police Identi-Kits. Under Lear’s direction, we divested of all unrelated lines to concentrate on our traditional product lines.

      The Lear Siegler Corporation was purchased by Forstmann Little & Co. in a friendly takeover in December of 1986. However, Forstmann Little had no interest in developing the business of S&W. Its primary interest was Lear Siegler holdings in the automotive and aerospace industries, and it sold S&W to help finance the acquisition. For the first time since 1964, S&W was offered for sale on its own merit.

      The successful bidder for S&W was Tomkins PLC of London, England. Tomkins embarked on a program to improve the quality and modernize our manufacturing techniques and invested in excess of $60 million to do so. Generally, we directly purchased all of our new equipment at that time. This modernization included highly productive computer numerically controlled (CNC) machine tools, super accurate CNC gauging equipment, new robotics applications and automated finishing processes, utilization of “state of the art” materials processes, including new metallic forming processes which produce highly accurate internal components very efficiently and with consistently high quality. Substantial investments were also made in environmental and waste management systems. These improvements made us one of the most modern American firearms manufacturing companies. All of these improvements served to make a highly skilled work force even more productive.

      In 1988, to gain market share for its pistols, the factory introduced a new line of autoloading pistols called third generation models. Incorporating many improvements, these pistols were ergonomically designed to improve the handling characteristics as well as the handgun’s mechanical function.

      In 1990, we introduced a new caliber and model to our third generation pistol line; it was an immediate success with law enforcement agencies. This pistol, called the Model 4006, was developed to fire a newly-designed cartridge called the .40 S&W, which we jointly developed with Winchester/ Olin. This new caliber handgun offered law enforcement agencies a high-capacity pistol that was the same size but more powerful than the 9mm. Many law enforcement agencies switched back to S&W handguns during the 1990’s, having previously changed from S&W’s traditional revolvers to competitive pistols, but returning with our third generation pistols.

      Our steel frame pistols have undergone three generations of development: the first beginning in the 1950’s; the second introduced in the 1980’s; and the third (which is still sold today) originally introduced in the 1990’s. Our popular polymer frame pistols called the “Sigma Series” were introduced in 1994 and were followed in 1999 by the introduction of a new polymer frame pistol, the SW99, a model developed in conjunction with Carl Walther GmbH of Germany.

      The passing of the Crime Bill in 1994, restricting the sale of pistol magazines to those having only a 10-round capacity, changed the course of our sales. Our factory saw an increased interest in our extensive line of revolvers. To stimulate these sales, we introduced a new seven shot Model 686 and a 10 shot Model 617 in January of 1996. To meet a growing demand in the .45 caliber pistol market, we introduced the Model 457 — a lightweight compact pistol chambered for the .45 ACP cartridge.

      In the Fall of 2001, we entered into a distribution agreement with Carl Walther GmbH giving us the exclusive distribution rights in North America for the sale of its popular P99 pistol, a polymer frame pistol which is very similar to our SW99, and its P22, a very popular pistol.

Products

     Firearms

      Our primary business, representing approximately 76% of all sales, is the manufacture and sale of handguns. We are the second largest manufacturer of handguns in the United States and the largest U.S. exporter of handguns. All of the S&W produced handguns are sold under the “Smith & Wesson” name.

      We manufacture high quality center fire revolvers and pistols based on forgings. We have never manufactured or sold inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” nor do we produce “assault weapons” as defined in the anti-crime legislation enacted by Congress in 1994.

      We currently offer almost 70 different standard models of handguns in a wide variety of calibers, finish, composition, ammunition capacity, barrel lengths and other features.

      Revolvers. A revolver is a handgun with a cylinder that holds the ammunition in a series of chambers that are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.

      We presently manufacture 46 different models. The basic design of our revolvers has changed little since we first started selling them in the late 1800’s. Our revolvers’ suggested retail prices vary between $500 to $1,000. One of our newest and best selling revolvers is the “J” Frame Scandium AirliteTM model introduced in 2001.

      Revolvers accounted for approximately $33 million or approximately 43% of our total net sales for the year ended April 30, 2002. As of June 22, 2002, we had a backlog of approximately $5.4 million. Our management believes we have the largest share of the revolver market in the United States.

      Pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

      We presently manufacture approximately 22 different models. Our pistols’ suggested retail prices vary between $250 and $1,000. Historically, our best selling model is the Model 910, 9mm. Our Sigma series and SW99 polymer frame models are also popular.

      During the Fall of 2001, we became the exclusive importer of Walther pistols and hold the production rights for the popular Walther PPK model in the United States. As of June 22, 2002, we had a backlog of approximately $2.7 million on Walther orders. We are actively seeking to obtain a significant amount of additional Walther pistols to meet the strong demand but there is no assurance we will be able to obtain them as the German company also must serve its European distributors which also are experiencing strong demand for Walther pistols.

      During the Fall of 2002, we plan to introduce additional models of our SW99 and believe there will be considerable demand for these products. We are also increasing the production rate of the very popular S&W produced PPK product. There is no assurance that demand will remain strong by the time we obtain additional Walther products or introduce our SW99 as consumers’ preferences for those pistol styles may change.

      Our pistol sales (including sales of Walther models) accounted for approximately $19.5 million of net sales or approximately 26% of our total net sales for the fiscal year ended April 30, 2002. As of June 22, 2002, backlog for pistols other than Walther was $5.2 million.

      Premium and Limited Edition Handguns. We have a separate department called the Performance Center which independently designs, modifies and assembles premium and limited edition pistols and revolvers. The 24 employees in this department are all trained gunsmiths who undergo periodic peer review and personally select new employees when needed. Products offered by this department provide high quality features found only in handguns produced by custom gunsmiths. For the fiscal year ended April 2002, we generated approximately $5.9 million in net sales in this department.

      Handcuffs. We are the largest manufacturer of handcuffs and restraints in the United States which accounted for $4.3 million of net sales for the fiscal year ended April 30, 2002.

     Firearms Related Safety Devices

      Saf-T-TriggerTM. The Saf-T-TriggerTM is an easily operated device that enables or disables the trigger without awkward add-on pieces and operational shortcomings associated with standard firearms locking devices. It is a very small, highly engineered device, permanently and unobtrusively installed in the trigger guard, behind the trigger. When activated by use of a special high security key, the Saf-T-TriggerTM extends and prevents the trigger from moving. To reactivate the gun, the same key is used to retract the device into its housing. The Saf-T-TriggerTM requires no batteries and has no codes or numbers to remember. We began marketing the Saf-T-TriggerTM in October 2000, although sales to date have been limited.

      VersaVaultTM. The VersaVaultTM is a handgun vault designed to provide more than 40 percent more capacity than any comparable product on the market. It offers electronic and mechanical security and features an owner-programmable and user-friendly lighted keypad with four keys and more than 10,000 available combinations.

      The vault is designed for both vertical and horizontal installation, includes a steel mounting plate, and has a tamper, low battery alert and easy access for electronic backup and internal lighting. Its small external dimensions provide maximum space utilization and allows the VersaVaultTM to be installed nearly anywhere. It has an internal holster that presents the firearm to the owner for maximum speed and accessibility. This holster is also removable, providing additional storage capacity depending upon the owner’s needs. We anticipate marketing the VersaVaultTM in the Fall of 2002.

     Research and Development; Planned Product Introductions

      Our advanced products engineering department expands existing handgun product lines and creates completely new products. Presently this group is developing an electronically fired “smart gun” capable of firing only if used by an authorized user. We have an agreement with Remington Arms Co., Inc. that gives Remington the right to use our technology in firearms and gives us the right to use Remington’s technology in handguns. The agreement also calls for a 50/50 sharing of royalties generated from sublicensing authorized-user-only and electronic fire intellectual property owned by the two companies. Given that this technology is still in development, no royalties have yet been generated. The agreement was entered into as of December 28, 2000 and expires when the last S&W or Remington patent relating to this technology expires. No royalties have been paid to date as the products under development are still in the prototype stage.

      On March 11, 2001, we announced the entry into an exclusive distribution agreement with AngioLaz, the manufacturer of Tactical Vision®, a high-end inspection and surveillance tool. The agreement permits us to purchase the product and sell it under the name “Smith & Wesson”. We now anticipate beginning to sell this product in the early Fall of 2002. This tool consists of a video camera mounted on a pole which allows users to safely view areas without being physically present in those areas such as underneath cars, up or down staircases or second story locations from the ground.

      For fiscal year 2002, S&W spent approximately $1.9 million on research activities relating to the development of new products, and in fiscal 2001 S&W spent $850,000. Of those amounts, $1.3 million and $820,000, respectively, was reimbursed to us by the National Institute of Justice based on grants received by us for development of an electronic or “smart gun”. As of April 30, 2002, we had 6 employees engaged in research and development as part of their responsibilities.

     SWAT: Smith & Wesson Advanced Technologies

      In May 2002, we began a concerted effort to develop, and ultimately market, sophisticated, advanced technology solutions to assist law enforcement and justice agencies at the city, state and federal level. With

SWAT, we plan to pursue the development of strategic alliances in the private and public sectors that will leverage technology expertise with our international distribution network. Initially, we will focus on the development of new information software and hardware products and services for use by law enforcement in their efforts to increase public safety, security and protection. We will operate SWAT primarily out of our Scottsdale offices.

Services

     Specialty Services

      We have substantial capabilities in metal processing and finishing. Accordingly, we provide many of these services to external customers as well as meeting the needs of our business. Our services include forging, heat treat, finishing, plating, specialized cutting tool manufacturing and regrinding plus CNC contract manufacturing. Our ability to provide quality service coupled with our one-stop vertical integration provides our customers with an attractive alternative to numerous other contract manufacturers. We can take a project from concept to 3-D modeling and design through final assembly. We manufacture parts for such well-known names as Harley Davidson, Schrader-Bridgeport International Inc., HoloKrom-Danaher Company and Cleveland City Forge Inc. We also manufacture products for other firearms manufacturers such as Remington Arms Co., Inc., and Kimber Manufacturing Inc. and provide heat treating and finishing services for several local companies. This division was first established in 1997 and now has grown to account for approximately 10% of our total volume.

      A more detailed description of the specialty services we offer is set forth below.

      Forging. The fundamental strength of our handguns is derived from the forgings used in our products. We strive to produce near net shaped forgings, minimizing excess material. Our skilled die makers review each customer’s special requirements, specifying the most effective die layout and determining the most efficient size and type of forging equipment to be utilized. The die makers oversee the manufacture of the forge, trim and coin die sets from design through first piece acceptance. Once into production, the dies are maintained on a routine basis.

      Our process capabilities run from small  1/4 lb. to larger 20 lb. parts. We can produce components with lengths of up to 15 inches, utilizing drop hammers ranging in size from 1,500 lbs to 5,000 lbs. We also have a variety of mechanical presses for cold and hot trimming. Our forging capabilities give us the ability to forge products from carbon, stainless and alloy steel as well as aluminum, brass and copper.

      Computer Numeric Controlled (“CNC”) Manufacturing. From part concept to CAD design on through to the development of CAM or hard programming, S&W can create solid model graphics, fully dimensioned blueprints and sample parts for customer approval. Utilizing a state of the art Unigraphics workstation and trained engineering staff, we can help customers develop the programming, fixturing and tooling needed to process components in a reliable manner.

      S&W’s manufacturing capabilities include a vast array of both horizontal and vertical CNC machining centers as well as precision CNC turning machines. Although we specialize in medium to large runs in materials such as aluminum, carbon steel and stainless steel, other materials and small production runs can also be evaluated if requested.

      Standard processes include drilling, tapping and surface grinding along with a limited range of outside diameter grinding capabilities. Utilizing coordinate measuring machines for accurate gauging, S&W can ensure part quality in all facets of the process. S&W offers high precision EDM wire cutting as well as jig grinding capabilities for close tolerance requirements.

      Heat Treat. S&W handguns are well known for their durability and dependability. The controlled processes required to improve and enhance the physical properties of components are performed in our “state of the art” heat treat area. Each process is electronically controlled to ensure that customers’ specific requirements are met. The equipment allows a wide variety of processes to be performed while minimizing distortion.

      S&W also offers a variety of controlled quenching atmosphere processes such as: oil; vacuum; water; nitrogen; and salt.

      Our in-process inspection area is able to verify hardness requirements but more critical parameters, such as superficial hardness testing and tensile testing, can be verified by our in-house metallurgical lab.

      Plating & Finishing. We are recognized by many for the deep, rich blue of our handguns. In addition to world class metal plating capabilities, S&W offers a variety of metal finishing processing ranging from polishing, buffing, and sandblasting to isotropic vibratory finishing of a variety of base metals.

      S&W’s processes are adaptable to batch, barrel or tumbling and racking methods of component handling. We can process parts up to 60 inches in length.

      S&W’s plating/finishing capabilities include: black oxide; passivate for stainless steel; anodized aluminum (offering clear, black and various colors); electrolytic nickel for steel, aluminum, brass or copper; barrel nickel; electroless nickel; chemical brightening; stripping; zinc phosphate; chromate conversion coatings; ultrasonic cleaning; vibratory finishing (processes specializing in elimination of manual polishing requirements).

      Cutter Tool Manufacturing & Regrinding. S&W can manufacture and regrind a variety of cutter types and sizes from  1/4 inch in diameter shank type to 6 inch diameter by 12 inch long hole type cutters. We can complete special order manufacturing in any sized lot in high speed steel and carbide.

      S&W is capable of original manufacture and regrinding various carbide tipped type cutters. We can re-sharpen specialty drills by manufacturers such as Guhring, Mitsubishi and Hertel. We are also factory certified to re-sharpen Titex specialty drills.

Marketing, Sales and Distribution

      We market our products primarily through in-store promotions at retail stores, vertical print advertising in magazines such as Guns and Ammo, Shooting Times, American Handgunner, Outdoor Life, and Field and Stream and sponsorship of various shooting events carried on selective cable television channels. We print various catalogs displaying S&W products, which are distributed to our dealers. Other than non-gun products and handguns sold through our retail stores, we have little direct contact with our customers. Our catalog is not distributed to customers directly.

      We also sponsor various trade shows such as the Shot Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show held in Europe, and various buying group shows.

      Our media advertising budget is approximately $1 million per year. We have a cooperative advertising program at our dealer level.

      We have both a direct and indirect commissioned sales force. Distribution is primarily handled by commercial and law enforcement distributors. As of April 30, 2002, we had 27 commercial distributors and approximately 37 law enforcement distributors. Our largest commercial distributor is RSR Wholesale Distributors which distributes approximately 15% of all handgun sales. We also heavily rely on Sports South (8% of handgun sales) and Lew Horton Distributing Company (6% of handgun sales) for our distribution. We employ 16 direct sales people and 3 independent contract agencies who service distributors, dealers and law enforcement agencies. As our ultimate customer is not the distributor, while we may experience a short term downturn in business as a result of the loss of a distributor, we believe it would be eventually replaced by others to meet customer demand.

      We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors who in turn sell to retail stores and government agencies.

      Since 1996, we have used our website, www.smith-wesson.com, to market our products and services and provide a source of information to our customers, consumers, dealers, distributors and law enforcement agencies worldwide. Presently, we are exploring ways to further upgrade our websites to provide additional products and services to our customer base.

Service and Support

      We operate a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Standard Time to answer questions and resolve issues regarding any of our products. In addition, in 1992, we began offering a limited lifetime warranty program whereby we will repair defects in material or workmanship in firearms products without charge for as long as the original purchaser owns the handgun. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charged repair services at our Springfield, Massachusetts facility.

Retail Stores/ Retail Products

      We operate four retail stores (including a commercial shooting range at our Springfield location) in Springfield, Massachusetts; Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; and Branson, Missouri. Our stores sell our licensed accessories, branded products, apparel and handguns. We also take orders for our licensed accessories, branded products and apparel via the internet and telephone.

      We have recently relocated the management which supervises our retail stores and products from our Springfield subsidiary to our headquarters in Scottsdale to combine the management of those activities with a more aggressive approach to branding and licensing activities. We would like to make the distribution of our retail products more successful through a combination of the following: reevaluating the locations of our retail operations, expanding our branded product offerings, further improving our website and internet ordering system, and redesigning our accessories catalog to make it suitable for a direct mail solicitation to our frequent customers.

Manufacturing

      We have two manufacturing facilities: a 530,323 square foot facility located in Springfield, Massachusetts and a 38,115 square foot facility located in Houlton, Maine. Most of our firearms manufacturing and all of our specialty services activities are completed at our Springfield, Massachusetts facility. Our Houlton, Maine, facility is used for the production of .22 caliber pistols, the Walther PPK, handcuffs and other restraint devices. Both of our facilities are ISO 9001 certified. Although we manufacture all major components for our revolvers and pistols, we obtain certain parts, mainly magazines and smaller parts, from third parties. Our major suppliers include Carpenter Steel for raw steel, Pioneer Tool for cutting tools, Tri-Town Precision Plastics for polymer components, and Advanced Forming Technology and Parmatech for metal-injected-molded components. The costs of these materials are at competitive rates and could be obtained from other suppliers if necessary. All assembly, inspection and testing of handguns manufactured by us are performed at the manufacturing facilities and each handgun is test fired before shipment.

      Beginning in the late 1980’s and continuing through the early 1990’s, we automated our Springfield manufacturing facility spending approximately $60 million to modernize the plant. For example, today, all of our major handgun components are cut by computer-assisted machines and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our handguns. Even though the manufacture of revolvers and pistols is much more automated than it was ten years ago, we still must rely on a highly skilled workforce to assemble the components which are required in each of our pistols and revolvers and to oversee and operate our computer-assisted machinery.

      As of July 1, 2002, the Company had a 40 hour work-week capacity of producing approximately 550 revolvers and 270 pistols per day. Our management believes that we are currently near this production capacity for our revolvers and pistols. We seek to maintain a just in time inventory system and rarely have problems selling all of our inventory even when demand is at historical lows. Historically, we have generally filled our orders within 30 days. As of June 22, 2002, we had a combined backlog of revolver and pistol orders totaling approximately $13.3 million.

      We have a strong track record of manufacturing very high quality revolvers with only a limited amount of recalls. From time to time in the past, we have experienced some manufacturing issues with respect to some of our pistols and have had recalls of pistols. Our most recent recalls, both of which were voluntary, occurred in 1992, for pistols, and in 1987, for revolvers.

      Our Performance Center has a separate self-contained facility which it uses to manufacture and design premium pistols and revolvers after receiving a basic forged pistol or revolver stock from our main manufacturing facility. This rapidly growing sector of our business is at maximum capacity and had a backlog of approximately $1.7 million as of June 22, 2002.

      We contract with a company based in Hong Kong for the manufacture of our safety lock products and our gun vaults. We plan to introduce our gun vaults to the market in the late Fall of 2002.

Licenses

      We license our Smith & Wesson trademarks to approximately 25 different companies which manufacture and market products complimenting our core products line. Our licensees are located throughout the world. Of the current licensees as of June 22, 2002, the ones below generate the largest royalties:

•	Taylor Cutlery — Covers cutlery and gift sets

•	Gutmann Cutlery, Inc. — Covers tools, shovels, gunsmithing tools, bookends, compasses, flasks and canteens, binoculars and other optical equipment

•	Olympic Optical Co. — Covers sunglasses, shooting glasses, hearing protection, and safety eyewear

      Effective January 1, 2003, the license agreement with Gutmann will be amended to permit us to market our own proprietary optical products and terminate the license of all optical products with Gutmann.

      We also sell products carrying the Smith & Wesson name in connection with four retail stores selling a wide variety of consumer products located in Springfield, Massachusetts; Branson, Missouri; Pigeon Forge, Tennessee; and Myrtle Beach, South Carolina.

      We intend to expand our licensing to build greater awareness of the 150 year old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer purchases of ancillary products. We have reorganized our licensing activities to be directed out of our Scottsdale headquarters and expanded our licensing personnel and focus to maximize our licensing opportunities. Presently, we are in the midst of ongoing discussions with various consultants to provide us with added distribution channels, products and markets for our licensed goods and branded products.

      We recently terminated our license with International Licensing Corporation, a license for certain security products. We have yet to determine whether we will continue to license security products.

      Our licensing activity offers us both enhanced advertising and goodwill. While our annual royalty revenues are only approximately $1.0 to $1.3 million, and constitute less than 2% of our annual net sales, the profitability is higher than any other sector of our business.

Patents and Trademarks

      We own numerous patents related to our revolvers, pistols and related products which secure protection both in the United States and abroad. Many of our patents have expired as some of our original patents were filed over eighty years ago. Our policy is to apply for patents and trademarks whenever new products or processes deemed commercially viable are developed by us. Historically, we have focused on applying primarily for utility patents but management now is focusing also on applying for design patents when it believes that a particular firearms design has merit worth protecting. Most recently, we have sought patent protection for our new electronic, “smart-gun” which is still under research and joint development with Remington Arms Co., Inc. Over 20 patents have been filed on behalf of S&W related to this technology. We also filed twelve patents to protect our polymer pistol and we have filed patents to protect production of revolvers manufactured out of titanium and scandium. Management believes that none of our patents is so critical to our business that a violation of them would cause material adverse harm to us. It is difficult to enforce some of our patent filings overseas, however, we are increasingly seeking to find better means of enforcing our patents for us.

      Trademarks and copyrights are important to our handgun business and licensing activities as well. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W MONOGRAM registered in 1913-1914, and the derivatives thereof are known and recognized by the public world-wide and are very valuable assets. With the return of our company to American ownership we have a renewed emphasis on strengthening our product branding and realize that the goodwill developed by the use of our name for approximately 150 years is helpful to leverage our reputation and image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

      In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Sometimes, we collaborate with other companies (in particular to develop ammunition suitable for a newly-introduced revolver or pistol) and pursue a co-branding strategy. Some of our better known either pending or registered trademarks and service marks include:

•	“AIRLITE”, “HERITAGE SERIES”, “THE SIGMA SERIES”, “CHIEFS SPECIAL”, “SHORTY”, “LADY SMITH”, “BODYGUARD”, “MOUNTAIN GUN”, and “MOUNTAIN LITE” (each used to denote a particular gun design or series of designs);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products);

•	“IDENTI-KIT” (used to refer to our proprietary software capable of generating facial images for identification by law enforcement agencies);

•	“S&W PERFORMANCE CENTER” (our custom gunsmith service center and used in connection with products produced by it);

•	“SMITH & WESSON ACADEMY” (refers to our training center); and

•	“SAF-T-TRIGGER”, “SAF-T-HAMMER”, “VERSAVAULT”, and “MAXIMUM SECURITY CABLE LOCK” (each used to denote a particular safety device).

      We intend to vigorously enforce all violations of our trademarks, copyrights and service marks as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

      All trademarks and trade names used in this report are the property of their respective owners.

Competition

     Firearms

      The firearms industry, in general, is dominated by a small number of companies that are well known to the public. Competition comes from both domestic and foreign manufacturers and is quite strong. Some competitors manufacture both revolvers and pistols while the majority manufactures only pistols. We believe we are the largest U.S. manufacturer of revolvers, the largest U.S. exporter of revolvers and pistols, and the fourth largest manufacturer of pistols. Our primary competitors in the revolver market are Ruger and Taurus, and in the pistol market are Ruger, Glock, Sig Sauer, and Beretta.

      Because we utilize forgings in all of our pistols and revolvers (except .22 caliber rim-fired pistols), we have a higher cost structure than those of our competitors which use a casting process. We believe that the forged process produces a higher quality, longer lasting product, however, competitors are able to offer lower retail prices on their cast products. Some of our foreign competitors have lower cost structures. But, we believe we can compete effectively based upon our quality, reliability, performance and service. Our customer service organization is pro-active in offering timely responses to customer inquiries.

     Handcuffs

      We are also the largest manufacturer of handcuffs and restraints in the United States. Because the foreign marketplace is extremely competitive and many foreign companies operate with significant labor costs advantages, over 90% of our handcuff business is in the United States. The only other major manufacturer with significant market share in the United States which directly competes with us is Peerless.

     Specialty Services

      Our special products division does not manufacture patented or proprietary products nor does it rely on the brand name of “Smith & Wesson” to compete for customers. It has hundreds of competitors primarily in the Northeast region, many of whom can offer “contract manufacturing” services at prices at or below ours. Management believes that the modern and extensive metal working expertise and long-standing reputation for quality and service are the primary competitive advantages available to us in this lower margin business. Any failure by us to maintain the current standard of performance could have a material adverse effect on this business.

     Licensed Products

      Our licensed products and non-gun products displayed in our catalogs or sold by our distributors compete solely on the goodwill associated with our name. A decline in the perceived quality of our handguns or other event adversely affecting our goodwill could significantly damage our ability to license or sell those products at the margins available to us today.

     Firearms Related Safety Devices

      Many companies offer firearm safety and security options to the market. Some are well known companies like Master Lock, but most are smaller companies. The solutions offered range from products to be added to the firearms to large safes weighing hundreds of pounds. The Saf-T-TriggerTM is a nearly universal product that can be added as an unobtrusive integral feature of the firearm either during the manufacturing process or as an aftermarket addition. The possibility exists that products of this type may become a legislative requirement in some jurisdictions.

Customers

     Firearms

      Our ultimate customers include sportsmen, hunters, collectors, law enforcement and other governmental organizations. Approximately 15% of our handguns are sold to law enforcement agencies, approximately 20% are sold internationally, and the remaining approximately 65% are sold through the highly regulated distribution channel to consumers. We continue to focus on expanding the commercial general public handgun market.

     Specialty Services

      With respect to our Specialty Services division, our customers include other firearm manufacturers, automotive and aerospace companies, all types of manufacturing companies and sporting goods businesses. Sales are made directly to our customers or through manufacturer representatives.

     Firearms Related Safety Devices

      Potential customers for the Saf-T-Trigger™ include: firearms manufacturers who may wish to include an integral security device on their products, consumers who wish to add an additional security device to their firearms, and law enforcement agencies who wish to provide an additional level of security for off-duty weapons. We currently offer this option on several of our models. Consumers may have the product added by a certified installer or by us directly. We anticipate that our handgun vaults will ultimately be purchased by gun owners and other customers interested in small, high quality vaults.

Governmental Regulations

      We are regulated by the Bureau of Alcohol, Tobacco and Firearms (ATF) which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facility. The U.S. State Department oversees the export of firearms and assures proper permitting by overseas governments. We do not sell firearms to those not approved by the State Department, which list is updated on a regular basis and must obtain an export permit for all international shipments.

      There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has the same regulations, but also requires that each weapon be sampled by an independent lab in California before shipping. Warning labels related to operation of the handgun are contained in all boxes in which the weapons are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws and we seek to manufacture weapons complying with those specifications.

      On March 17, 2002, the United Sates Department of the Treasury, the United States Department of Housing and Urban Development (“HUD”), and S&W signed an agreement that was subsequently signed by two states and eleven cities and counties. The agreement imposed various terms and conditions related to the design, manufacture, marketing and distribution of S&W’s handguns. Among other terms, the agreement provided that any city or county that was a party to the agreement and had a lawsuit pending against S&W would dismiss S&W with prejudice from its lawsuit subject to a consent order. The Company believes that the agreement is not legally binding for numerous reasons. The Company has received informal confirmation that HUD will not seek to enforce the agreement. Additionally, as of March 17, 2000, lawsuits had been filed against S&W by nine of the eleven cities and counties that signed the agreement. None of those nine cities and counties has dismissed S&W with prejudice from its lawsuit subject to a consent order under the agreement. No assurance can be given, however, that the Company’s position that this agreement is not legally binding would ultimately prevail in any subsequent litigation on this issue. If ultimately required to comply with the agreement, it could have a deleterious impact on our handgun sales particularly because none of our competitors are bound by similar agreements.

Environmental

      We are subject to numerous federal, state and local laws which regulate or otherwise relate to the protection of the environment, including those governing pollutant discharges into the air and water, managing and disposing of hazardous substances, and cleaning up contaminated sites. Some of S&W’s operations require permits and environmental controls to prevent or reduce air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities.

      Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be greater than management currently estimates. Several of the more significant federal laws applicable to the Company’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”). CERCLA and RCRA, and related state laws, can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of location, fault or the lawfulness of the original disposal activity.

      In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for its operations. We have programs in place that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe that we are in substantial compliance with material environmental laws, regulations, and permits. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at S&W’s main plant in

Springfield, Massachusetts. We expect to spend approximately $600,000 in the fiscal year ended April 30, 2003 on environmental compliance.

      We may become involved in various proceedings relating to environmental matters and we are currently engaged in environmental investigation or remediation at certain sites. S&W’s manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. S&W has identified soil and groundwater contamination at its Springfield plant, which it is currently investigating, monitoring, or remediating.

      The 135 acre Springfield property on which S&W’s manufacturing facilities are located has known environmental liabilities related to past operating practices. S&W has listed the property with the Massachusetts Department of Environmental Protection (DEP) under the voluntary remediation program referred to as the Massachusetts Contingency Plan (MCP), 310 CMR 40.000 (Site Number 1-0202). Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999) and Phase IV Remedy Investigation (February 2000). The MCP Site is divided into five separate release areas which are known as follows: Wildcat, Tank No. 1, the Fire Pond, the South Field, and the West Field. Wetland areas exist in the South Field, West Field, and Fire Pond areas of the Site.

      We have provided reserves for remedial investigation and cleanup activities that we have determined to be both probable and reasonably estimable. As of April 30, 2002, we have reserves of $4.1 million for environmental matters. Management does not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on the Company’s liquidity and financial condition. However, we cannot be sure that we have identified all existing environmental issues on our properties or that our operations will not cause environmental issues in the future. As a result, we could incur additional material costs to address cleanup environmental issues.

Employees; Labor Relations

      As of May 31, 2002, the Company had approximately 682 full–time employees, of which approximately 455 were paid an hourly wage. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. We have approximately 75% of our employees with ten or more years of service with our Company and 46% with greater than twenty-five years of service. The Company believes that its employee relations are good.

Inflation

      We do not anticipate that inflation will have any material adverse effect on our sales and we believe we could increase selling prices to offset any cost increases.

Item 2.     Properties

      The Company leases a 5,000 square foot office facility in Scottsdale, Arizona to house its corporate headquarters. The lease on this facility expires in May 2005. The assets owned by S&W include two manufacturing facilities. The main facility is an approximately 530,323 square foot plant located in Springfield, Massachusetts. The other facility is an approximately 38,115 square foot plant in Houlton, Maine. The Houlton facility primarily manufacturers handcuffs, restraints, ..22 caliber pistols and the Walther PPK, while the Springfield facility primarily manufactures pistols and revolvers. Each of the S&W manufacturing facilities are owned outright by S&W with no liens, mortgages or encumbrances and management believes that each has adequate insurance and is in good condition and capable of producing products at historic rates of production. In addition, S&W owns a 56,869 square foot facility in Springfield that it uses to operate the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.

      S&W also leases a 2,500 square foot retail space in Myrtle Beach, South Carolina, a 3,900 square foot retail space in Pigeon Forge, Tennessee, and a 3,000 square foot retail space in Branson, Missouri. These retail space leases expire in May 2004, October 2002 and February 2003, respectively.

      The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.

Item 3.     Legal Proceedings

      Smith & Wesson Holding Corporation may from time to time be involved in various claims and lawsuits incidental to the operation of its business. Smith & Wesson Holding Corporation is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations. However, Smith & Wesson Holding Corporation’s wholly-owned subsidiary as of May 11, 2001, Smith & Wesson Corp. (“S&W”), is involved in numerous lawsuits that could materially adversely affect S&W and, therefore, materially adversely affect Smith & Wesson Holding Corporation’s results of operations on a consolidated basis.

      In addition to certain other pending litigation to which S&W is a party, S&W is currently a defendant in approximately 19 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims primarily fall into two categories:

(i) those that claim damages from S&W related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories, and

(ii) those brought by cities, municipalities, counties and individuals (including certain putative class actions) against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories.

      Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claims amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against S&W. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including state and federal Constitutions.

      The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with its litigation counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company, as management believes that it has provided adequate reserves and insurance in place.

      The only case against S&W alleging liability for criminal shootings by third parties to ever be permitted to go before a jury, Hamilton, et. al. v. Accu-tek, et. al., resulted in a defense verdict in favor of S&W on February 11, 1999. In that case, numerous firearms manufacturers and distributors had been sued, alleging damages as a result of alleged negligent sales practices and “industry-wide” liability. S&W and its marketing and distribution practices were exonerated from any claims of negligence in each of the seven cases decided by the jury. The Court upheld the verdict of the jury and dismissed each case as to S&W in its later opinion. The three defendants found liable filed a notice of appeal from the Court’s decision. On August 16, 2000, the U.S. 2nd Circuit Court of Appeals certified certain questions involving the appeal to the New York Court of Appeals for resolution. Oral argument on those certified questions was heard in the New York appellate division on February 8, 2001. On April 26, 2001, the New York Court of Appeals responded to the U.S. 2nd Circuit Court of Appeals’ certified questions. The questions involved whether firearms manufacturers have a legal duty to prevent criminal misuses of their lawfully-sold products and whether any liability of the firearms manufacturers should be apportioned by a market share theory. The New York Court of Appeals answered both questions in the negative. On August 30, 2001, the United States Court of Appeals for the 2nd Circuit vacated and remanded the case with instructions for the trial court to enter a final judgment of dismissal. The trial court finally dismissed the case on its merits on September 17, 2001.

      No new cases were instituted against the Company during the three months ended April 30, 2002. The following describes material updates to or resolution of cases previously reported by the Company:

Cases Dismissed Or Resolved

      The following previously reported cases have been finally adjudicated in favor of S&W:

•	Mayor Joseph P. Ganim v. Smith & Wesson Corp., et al. (trial court’s decision granting defendants’ motion to dismiss affirmed by the Connecticut Supreme Court);

•	Alex Penelas, Mayor of Miami-Dade County v. Arms Technology, Inc., et al. (dismissal affirmed by the Florida Court of Appeals, review denied by the Florida Supreme Court);

•	Camden County Board of Freeholders v. Beretta U.S.A. Corp., et al. (dismissal affirmed by the Third Circuit Court of Appeals, petition for rehearing and request for certification to the New Jersey Supreme Court denied);

•	City of Philadelphia, et al. v. Beretta U.S.A. Corp., et al. (dismissal affirmed by the Third Circuit Court of Appeals);

•	City of Atlanta v. Smith & Wesson, et al. (dismissed by the Georgia Court of Appeals on the issue of preemption based on previously passed legislation);

•	Mayor Marc H. Morial and the City of New Orleans v. Smith & Wesson Corp., et al. (the Louisiana Supreme Court found legislation passed to prohibit such suits constitutional and dismissed the case; the United States Supreme Court denied plaintiffs’ petition for a writ of certiorari);

•	City of Boston, the Boston Public Health Commission v. Smith & Wesson Corp., et al. (the parties rescinded their settlement agreement; the Superior Court in Massachusetts entered an order vacating a consent decree previously entered into between plaintiffs and S&W, and dismissed plaintiffs’ claims against S&W with prejudice);

•	Iris Prosper, Guardian Ad Litem of Erica Prosper, Yessenia Prosper and April Prosper, infants, and Iris Prosper, Individually v. Accu-tek et al. (plaintiffs voluntarily dismissed S&W as a defendant in their case before the United States District Court, Eastern District of New York);

•	Patrick M. Mahoney, et al. v. Beretta USA Corp., et al., (case dismissed without prejudice by the Superior Court for the District of Columbia);

•	Kim Ricchueto, Administratrix of the Estate of Raymond M. Ricchueto, Deceased v. Beretta U.S.A. Corp. et al. (the Supreme Court for the State of New York, County of Monroe approved the stipulation dismissing the case);

•	Gladys Gerena, Administratrix of the Estate of Shawn Johnson, Deceased, and Individually; Kenneth McLaughlin, III v. Accu-tek et al. (the United States District Court for the Eastern District of New York approved the stipulation by the McLaughlin plaintiffs dismissing S&W without prejudice; the Court dismissed the remainder of the case and rejected plaintiffs’ motion to join the individual damages claims of Gerena and McLaughlin with the NAACP case described herein);

•	Monalisa Harris, Administratrix and Individually v. American Arms., et al. (dismissed by the United States District Court for the Eastern District of New York);

•	George Jureidini v. Smith & Wesson Corp., et al. (the Civil Court of First Instance Commercial Dispute Division, Beirut, Lebanon found in favor of S&W; plaintiff’s period for appeal expired with no appeal having been filed with the Lebanese High Court).

      The following previously reported cases have been settled:

•	Jeffrey Maxwell v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Franklin County, Ohio;

•	Christopher M. Myers v. Smith & Wesson Corp., et al., in the District Court of Worth County, Iowa;

•	Anya Sobodinska and Simon G. Kublanov v. Smith & Wesson Corp., et al., in the United States District Court for the Southern District of New York;

•	Lisa Gjelaj v. Smith & Wesson Academy, et al., before the Commonwealth of Massachusetts Commission Against Discrimination;

•	Diamond Products Marketing, Inc. v. Walther USA, a joint venture with Smith & Wesson Corp., in the United States District Court for the Middle District of Florida, Orlando Division.

      All settlement amounts were within S&W’s limits of self-insurance coverage.

Cases On Appeal

      The rulings in the following cases are still subject to certain pending appeals:

      In the City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois, the Court dismissed the case on September 15, 2000. The plaintiffs filed an appeal of the dismissal, which was argued on December 12, 2001, and is pending before the Illinois Court of Appeals.

      In the City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana, the Court dismissed all claims against S&W on January 11, 2001. Although the plaintiffs subsequently filed an amended complaint, the Court also dismissed the amended complaint on March 13, 2001. The plaintiffs have filed an appeal, which was argued on May 22, 2002, and is pending before the Indiana Court of Appeals.

      In the Denni W. Archer, Mayor of the City of Detroit, et al. v. Arms Technology, Inc., et al., in the Circuit Court for the County of Wayne in Michigan, the Court granted defendants’ motion to dismiss on the issue of negligence but denied their motion on the issue of public nuisance. Following the Court’s decision, the Michigan legislature passed Act 265 precluding such suits. On July 31, 2000, defendants filed a motion for summary disposition based on Act 265, which was later denied by the Court. On June 6, 2001, the Michigan Court of Appeals granted defendants’ applications to appeal on both the public nuisance and the firearm statute issues. The motion is pending before the Michigan Court of Appeals. This case has been consolidated with the McNamara case described herein for purposes of discovery and appeal only.

      Edward H. McNamara, Wayne County Executive, et al. v. Arms Technology, Inc., et al., in the Circuit Court for the County of Wayne in Michigan. The complaint, which was filed on April 26, 1999, alleges that firearms manufacturers, distributors, and dealers are negligent and have created a public nuisance allegedly by making firearms easily available to juveniles, criminals, and other unauthorized firearms users. Compensatory damages in excess of $200 million and exemplary damages in excess of $200 million allocated against each defendant are demanded as well as equitable relief. The Court granted defendants’ motion to dismiss on the issue of negligence, but denied their motion on the issue of public nuisance. This case has been consolidated with the City of Detroit case described herein for purposes of discovery and appeal only. (See Detroit case above.)

      In the Mayor James Sharpe, and the City of Newark, New Jersey v. Arcadia Machine & Tool, et al., in the Superior Court of New Jersey in Essex County, New Jersey, the Court issued an opinion granting defendants’ motion to dismiss as to plaintiffs’ product liability and unjust enrichment claims and denying the motion as to plaintiffs’ negligent marketing and distribution, negligence, public nuisance and damages claims. On February 4, 2002, defendants filed an application for interlocutory appeal of the court’s decision on their motion to dismiss. On February 28, 2002, the Court of Appeals granted defendants’ motion for interlocutory appeal. The case is stayed pending appeal.

      Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that Chicago Police Officer Michael Ceriale was shot with a handgun by a gang member while conducting narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges that firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. Damages plus other costs and fees are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Ceriale shooting (S&W and Chuck’s Gun Shop). On March 18, 2002, S&W’s petition for rehearing was denied. On April 19, 2002, defendants S&W and Bryco filed petitions for leave to appeal to the Illinois Supreme Court. This case has been consolidated with the Smith and Young cases described herein for purposes of appeal only.

      Obrellia Smith, Administratrix of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that the plaintiff’s decedent was murdered with a handgun by a gang member. The complaint also alleges that firearms manufacturers have created a “public nuisance” by intentionally supplying handguns to the underground market for use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to the defendant who manufactured or sold the firearms used in the Smith shooting (Navegar). This case has been consolidated with the Ceriale and Young cases described herein for purposes of appeal only. (See Ceriale above.)

      Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that a juvenile gang member with a handgun killed the plaintiff’s decedent. The complaint also alleges that firearms manufacturers have created a “public nuisance” by “oversupplying” the handgun market resulting in illegal possession and use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Young shooting (Bryco, and Breit & Johnson). This case has been consolidated with the Ceriale and Smith cases described herein for purposes of appeal only. (See Ceriale above.)

      Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. The complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that a Smith & Wesson revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gun powder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks damages plus other costs and fees. The court has entered an order granting summary judgment in favor of S&W; however, S&W is waiting for the Court’s ruling on certification of the dismissal as a final order.

      Jamaal Anwar K. Wright v. Smith & Wesson Corp., et al., in the Madison County Circuit Court in Indiana. The complaint was filed on May 28, 1999. It alleges that while Wright was at a graduation party on October 30, 1997 he was shot by Shantrelle Leon Patterson using a Smith & Wesson semi-automatic pistol. The plaintiff has alleged that S&W knew or should have known that the pistol would be used by Patterson to injure the plaintiff and that S&W negligently produced and manufactured a product that was capable of being used to kill and injure people. The complaint seeks damages for injuries allegedly suffered by Wright. The Court has entered an order dismissing all claims against S&W with prejudice. This order is not yet final and counsel representing S&W expects a certification petition to be presented.

Pending Cases

      The following describes the status or material updates to pending cases previously reported by the Company:

      The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the City of San Francisco, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated as JCCP 4095 in the Superior Court of San Diego County. Defendants’ demurrers were denied in their entirety. Defendants’ motion to strike was granted in part regarding plaintiffs’ request for restitution and disgorgement, and was denied as to plaintiffs’ claims of public nuisance and violation of the California Business and Professions Code. Preliminary damages to be determined by the Court are demanded, as well as injunctive and declaratory relief. This case is in the discovery stage. Trial is scheduled to begin in this case on April 25, 2003.

      City of Cincinnati v. Beretta U.S.A. Corp., et al., in the Court of Common Pleas in Hamilton County, Ohio. On October 7, 1999, defendants’ motion to dismiss was granted on all counts. On August 11, 2000, the Ohio Court of Appeals for the First Appellate District of Ohio affirmed the trial court’s decision granting defendants’ motion to dismiss. On June 12, 2002, the Ohio Supreme Court reversed the trial court’s dismissal of the plaintiffs’ public nuisance, negligence, and failure to warn counts and remanded the case back to the trial court. The Court affirmed the trial court’s dismissal of the statutory products liability claims. Plaintiffs seek compensatory, exemplary and punitive damages, plus other costs against each defendant, as well as injunctive relief. This case is in the discovery phase. Trial is scheduled to begin in this case on September 22, 2003.

      Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms, and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns. The complaint also alleges unjust enrichment, nuisance abatement, and public nuisance claims. Actual and punitive damages, plus other costs against each defendant are demanded, as is injunctive relief. The Court has denied the defendants’ motion to dismiss. On September 20, 2001, the court granted the parties’ joint motion to stay the case pending a ruling by the Ohio Supreme Court in the Cincinnati case.

      City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the City of New York because of their allegedly negligent marketing and distribution practices. The complaint also alleges that the defendants have failed to design firearms with safety devices, and have allegedly failed to provide adequate warnings. Plaintiffs seek injunctive relief, compensatory, general and punitive damages, plus other costs to be determined by the Court. On May 2, 2002, the Court reaffirmed an earlier order staying the case pending a decision from the New York Appellate Court in the People of the State of New York, by Eliot Spitzer Attorney General of the State of New York v. Sturm, Ruger and Company, Inc., et al., in which S&W is not a party.

      City of Camden v. Beretta U.S.A. Corp., et al., in the Superior Court in Camden County, New Jersey. The complaint alleges that the defendants have created a public nuisance because of negligent marketing and distribution practices that allegedly allow guns to be purchased and used by criminals, juveniles, and other prohibited persons in the commission of crimes. The complaint also alleges a design defect because unauthorized users, including children and adolescents can obtain and misuse guns. Compensatory, punitive, and special damages to be determined by the Court, as well as injunctive relief, are demanded. Defendants’ motion to dismiss is pending before the Court and is scheduled to be heard on July 26, 2002.

      District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint alleges that defendants have manufactured, imported, and sold “assault weapons” that have been criminally brought into the District of Columbia, and have failed to exercise reasonable marketing and distribution of firearms, thereby creating a public nuisance to the District of Columbia. The complaint also alleges that Lawson was shot near his home as he was fleeing three armed men using an unspecified firearm. Compensatory, exemplary, punitive damages, and injunctive relief are demanded. Defendants’ motion for judgment on the pleadings was heard on April 13, 2001 and is pending before the Court.

      City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant are demanded as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case to St. Louis County. Defendants’ motion to dismiss will be filed soon.

      Mayor James H. Sills, Jr., et al. v. Smith & Wesson Corp., et al., in the Superior Court of the State of Delaware in and for New Castle County. Plaintiffs seek compensatory and punitive damages, plus other fees and costs to be determined by the Court are demanded. The Court granted defendants’ motion to dismiss as to plaintiffs’ claims of negligent marketing and distribution, unjust enrichment, and public nuisance, but denied the motion as to plaintiffs’ claims of fraud/fraudulent concealment, negligence, unreasonably dangerous design, inadequate warning, civil conspiracy, and failure to include safety devices. On March 8, 2002, defendants filed a motion for summary judgment based on the insufficiency of plaintiffs’ offer of damages. Defendants’ motion is pending before the Court.

      The National Association for the Advancement of Colored People, et al. v. AccuSport Corporation, et al., in the District Court for the Eastern District of New York. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Only injunctive relief is sought; no monetary damages are claimed, however, plaintiffs seek no less than twenty million dollars for nuisance abatement. This case is in the discovery stage. Trial is scheduled to begin on November 18, 2002.

      James Foster-el, et al. v. Beretta, U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The case was removed to the Federal District Court for the District of Columbia. The complaint alleges that an assailant utilizing a handgun of unknown manufacture fatally injured the plaintiff’s wife during a neighborhood dispute. Plaintiffs seek general, special, compensatory, and punitive damages, injunctive relief, and other costs to be determined by the Court. On September 28, 2001, the Court granted plaintiffs’ motion to stay the case pending a decision in the District of Columbia case described herein.

      Laura Wallace, Individually and as Representative of the Estate of Andre Wallace, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The complaint asserts personal injury claims as to three of the plaintiffs and wrongful death claims on behalf of the other two plaintiffs. The complaint alleges that the defendants negligently marketed and distributed firearms, causing personal injuries and death. On November 5, 2001, the Court stayed the case pending a decision on the issue of joinder in the District of Columbia case described herein.

      Darrell Bowling v. Smith & Wesson, et. al., in the Circuit Court in Perry County, Kentucky. The complaint was filed on June 9, 2000 and seeks damages for personal injuries allegedly sustained by Bowling on June 12, 1999. The plaintiff claims that Kelly Frank Miller, a convicted felon, who was in possession of a S&W revolver, shot him. The complaint originally asserted strict liability and negligence claims. However, the plaintiff amended the complaint on July 6, 2000 to withdraw the traditional tort claims and the plaintiff has elected to proceed on a theory of public nuisance by arguing that the manufacture, distribution, and sale of the firearms has created an unreasonable danger to the public. S&W filed a motion to dismiss on July 24, 2000, and subsequently argued that motion before the Court. Since the filing of the motion, Mr. Miller was convicted of attempted murder stemming from the shooting of Mr. Bowling. On April 25, 2002, S&W filed a supplemental motion to dismiss. The Court has not yet ruled on the motion.

      Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001, and seeks compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s S&W handgun malfunctioned and exploded when he tried to fire it. S&W filed an answer denying all allegations of liability and the parties are proceeding with discovery.

      Royce D. Ryan, a minor, by his parent and natural guardian, Lori Ryan v. Smith & Wesson Corp., et. al., in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint, filed on April 14, 2000, alleges that Ryan was shot in the head with a S&W pistol and seriously injured at the home of Jared McMunn, a fourteen year old neighbor, when McMunn retrieved the pistol from his parents’ dresser drawer and, believing the pistol to be unloaded, pointed it at Ryan and pulled the trigger. The complaint asserts claims for negligence and strict liability and alleges that the pistol was defective because it lacked design features to prevent it from being fired by an unauthorized user. The complaint also seeks compensatory and punitive damages on behalf of Royce Ryan. This case is now in the discovery stage.

      Claudia Levin v. Smith & Wesson Corp., et. al., in the Circuit Court of Cook County, Illinois. The complaint was filed on September 18, 2001, and seeks unspecified damages. The complaint alleges that plaintiff was injured when the S&W revolver she was attempting to fire exploded in her hands. The plaintiff alleges that over-pressurized ammunition and unspecified metallurgical defects led to the explosion. S&W has filed an answer denying all allegations of liability and the parties are proceeding with discovery.

      Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to S&W on January 17, 2000. The plaintiff alleges S&W terminated its distributor agreement without just cause and seeks damages of twenty million Dominican Republic Pesos plus interest for allegedly violating Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. This case is in the discovery stage.

      Smith & Wesson Corp. v. Springfield Conservation Commission, filed January 11, 2001, in Hampden County Superior Court, Massachusetts. A portion of S&W’s property located at 2100 Roosevelt Avenue known as the Fire Pond is contaminated with petroleum and metals. On November 8, 2000, the Springfield Conservation Commission issued an Order of Conditions that denied approval for S&W’s plans to bring the Fire Pond into compliance with environmental laws by capping portions of the sediments in the Fire Pond, as recommended by its environmental consultants. The Commission proposed instead that S&W remediate by means of dredging. S&W filed this suit seeking a judgment that the Commission’s action was unlawful and should be set aside and that the Commission should issue an order approving S&W’s plan to bring the Fire Pond into compliance with environmental laws by capping. If S&W’s appeal of the Commission’s order is unsuccessful, the cost of remediating the Fire Pond could increase substantially from S&W’s current estimates.

New Cases

      The following cases were instituted against S&W since April 30, 2002:

      International Licensing Corporation v. Smith & Wesson Corp., in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The complaint was filed on May 8, 2002, alleging that S&W breached its License Agreement with plaintiff. The complaint seeks compensatory damages, prejudgment interest, costs of suit, declaratory and injunctive relief, and other such and further relief as determined by the Court. S&W removed the case to the United States District Court for the Southern District of Florida, West Palm Beach Division. On June 17, 2002, S&W filed an answer denying all allegations of liability and a counterclaim for breach of contract, breach of the implied covenant of good faith and fair dealing, and indemnification. On July 2, 2002, plaintiff stipulated to the dismissal of his claims for injunctive and declaratory relief. The case will be scheduled for non-binding mediation in August of 2002.

      Tara LaCelle, an Individual, et al. v. Shatana Pole, et al., in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai. The complaint, filed on June 5, 2002, alleges that Shatana Pole became intoxicated and, while engaging in gunplay, pulled back the hammer of a Smith & Wesson .357 magnum revolver and squeezed the trigger, discharging a bullet through the shared wall between their apartments and striking LaCelle, resulting in permanent paralysis from the chest down. The complaint asserts claims against Mr. Pole and his companions, Ms. LaCelle’s landlord, the leasing agent allegedly charged with screening tenants of the building, S&W, and “Smith & Wesson, Inc.” Ms. LaCelle asserts claims against S&W for public nuisance, violation of the Idaho Consumer Protection Act, negligent infliction of emotional distress and emotional distress from fear of developing a future disease. Ms. LaCelle’s mother and fiancé have asserted claims for loss of consortium against all defendants. Plaintiffs seek damages in an amount to be proven at the time of trial, as well as pre-judgment interest, attorneys fees and other such relief as the Court deems just and proper.

Item 4.     Submission of Matters to a Vote of Security Holders

      Incorporated by reference from the information contained in Part II, Item 4 of the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2002.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

      The Company’s common stock is currently traded on the OTC Bulletin Board operated by the NASD under the symbol SMWS. The following table sets forth the high and low market prices for the Company’s common stock based upon it fiscal year beginning May 1st, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

FY2001
First Quarter	$1.69	$0.81
Second Quarter	$1.06	$0.38
Third Quarter	$0.66	$0.09
Fourth Quarter	$1.00	$0.38

FY2002
First Quarter	$1.51	$0.69
Second Quarter	$1.27	$0.67
Third Quarter	$0.91	$0.68
Fourth Quarter	$2.96	$0.80

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on July 24, 2002 was approximately 311. Many of the shares of the Company’s Common Stock are held in a “street name” and consequently reflect numerous additional beneficial owners.

Dividend Policy

      To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Disclosure With Respect To The Company’s Equity Compensation Plans

      The Company maintains the 2001 Stock Option Plan (the “Option Plan”) and the 2001 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into a number of individual arrangements outside of the equity plans with its Chief Executive Officer and its President, as well as with certain consultants and advisors providing for the award of warrants to purchase Common Stock of the Company. The terms of these individual equity awards are described more fully below.

      The following table provides information about equity awards under the Company’s Option Plan, ESPP and the individual equity awards:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
	outstanding options,	price of outstanding options,	issuance under equity
Plan Category	warrants and rights(#)	warrants and rights($)	compensation plans

Equity compensation plans approved by shareholders	1,550,000	$0.81	18,450,000
Equity compensation plans not approved by shareholders	11,009,450	$0.89	-0-
Total	12,559,450	$0.88	18,450,000

Summary Description Of Non-Shareholder Approved Equity Arrangements

      In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson Corp., the Company issued a warrant dated May 11, 2001, to Mr. Saltz, Chairman of the Board and Chief Executive Officer of the Company. The warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.89 per share. The warrant is exercisable immediately and expires May 11, 2006.

      Also in consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson Corp., the Company issued a warrant, dated May 11, 2001, to Mr. Scott, President and a director of the Company. The warrant entitles Mr. Scott to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.89 per share. The warrant is exercisable immediately and expires May 11, 2006.

      In connection with arranging a loan to the Company, the Company issued warrants, each dated May 11, 2001, to two unrelated parties. These warrants entitle each holder to purchase up to 354,725 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The warrants are exercisable immediately and expire May 11, 2003.

      Also in connection with arranging a loan to the Company, the Company issued warrants, each dated March 19, 2001, to two unrelated parties. These warrants entitle each holder to purchase up to 150,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The warrants are immediately exercisable and expire March 19, 2003.

Recent Sales of Unregistered Securities

      In March 2001, the Company issued 574,837 shares of common stock to private investors in lieu of interest in the amount of $287,419 due on convertible debentures. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

      In consideration for services rendered, the Company issued 22,000 shares of common stock in April 2001 and 25,000 shares of common stock in May 2001 to one consultant of the Company, 3,000 shares of common stock to another consultant in April 2001, and 100,000 shares of common stock to another consultant in August 2001. In consideration for services rendered to its wholly-owned subsidiary, the Company issued 6,667 shares of common stock in August 2001 to an employee of that subsidiary. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of the foregoing shares.

      In May 2001, the Company issued an aggregate of 375,000 shares of common stock to an unrelated third party in lieu of a cash finders fee for arranging a $5 million loan necessary for the Company’s acquisition of Smith & Wesson Corp. (the “Loan”). The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

      In May 2001, the Company issued an aggregate of 750,000 shares of common stock to two affiliates of Colton Melby, a director of the Company, upon the exercise of warrants. The warrants had an exercise price of $.80 per share. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933 with respect to the issuance of these shares.

      In March 2001, October 2001, and April 2002, the Company issued 43,500, 87,000, and 87,000 shares of common stock, respectively, to Market Pathways Financial Relations Incorporated, its investor relations consultant, in exchange for various services provided from October 2000 through September 2002. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

      In March 2002, Colton Melby, a director of the Company, purchased 7,094,500 shares of common stock for an aggregate of $2,837,800 by exercising the warrant issued to him in connection with the Loan. In connection with the exercise, the Company sold an additional 1,375,424 shares to Mr. Melby and three unrelated parties at a purchase price of $1.65 per share. The Company relied on Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933 with respect to the issuance of these shares.

      In April 2002, the Company issued 1,250,000 shares of common stock to two unrelated parties upon the exercise of two warrants, which had an exercise price of $.40 per share. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      On May 11, 2001, Smith & Wesson Holding Corporation, formerly Saf-T-Hammer Corporation, (the “Company”) purchased (the “Acquisition”) all of the outstanding stock of Smith & Wesson Corp. (“S&W”) from Tomkins Corporation (“Tomkins”) for $15,000,000 (the “Purchase Price”). As a result of the Acquisition, S&W became a wholly owned subsidiary of the Company. The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins, and was paid as follows:

•	$5 million, which was paid at closing in cash; and

•	$10 million to be paid on or before May 11, 2002 pursuant to the terms of a promissory note issued by the Company to Tomkins.

      The $5.0 million paid at closing was financed through a loan from Colton Melby, now a director, officer and major shareholder of the Company (the “Melby Note”).

      On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation §240.13a-10 (Rule 13a-10) of the 1934 Act, the required unaudited consolidated financial statements for the transition period from January 1, 2001 to April 30, 2001 have previously been filed with the Securities and Exchange Commission on Form 10-QSB. The accompanying audited consolidated financial statements have been prepared to present the results of operations and its cash flows for the twelve month periods ended April 30, 2002 (“FY2002”) and 2001 (“FY2001”).

Results of Operations

      These results of operations compare the Company’s FY2002 performance, which includes S&W information, with the Company’s FY2001 performance which does not include S&W information. The magnitude of the S&W acquisition on the Company’s overall performance therefore limits the comparability of certain information.

      Net sales increased $76,509,768 or 2,082.7% from $36,735 in FY2001 to $76,546,503 in FY2002. Net loss increased $1,287,258 or 30.8% from $4,175,572 in FY2001 to $5,462,830 in FY2002. Basic and diluted net loss per share improved $0.04 or 12.9% from $0.31 in FY2001 to $0.27 in FY2002. The substantial increase in sales is primarily due to the Company’s acquisition of S&W.

      During FY2002, the Company derived almost all of its net sales from S&W products. Although the Company continues to include or offer its Saf-T-Trigger™ device on certain S&W products and offers its devices on a stand-alone basis, the size of the S&W acquisition has not only significantly increased the Company’s annual net sales but also changed the focus of its core business and the products it currently offers and intends to offer.

     Net Sales

	FY2002	% of Total

	(000,000s)
Firearms	$58.4	76.3%
Specialty Services	6.4	8.4
Handcuffs	4.3	5.6
Other Products and Services	7.4	9.7

Total Net Sales	$76.5	100.0%

      The Company realized $58.4 million or 76.3% of net sales from firearms (revolvers, pistols, performance center firearms which includes all special performance and limited edition firearms, and Walther firearms), $6.4 million or 8.4% of net sales from specialty services, $4.3 million or 5.6% of net sales from handcuffs, $7.4 million or 9.7% of net sales from all other products and services including but not limited to retail sales, firearm parts, the S&W Academy and bicycles. Currently, S&W’s specialty services manufactures products for Remington Arms Co., Weatherby, and Harley-Davidson, as well as, automotive, aerospace and other smaller manufacturers. Many of its customers use S&W’s specialty services because of its ability to provide a full line of services including forge, heat treat, CNC machining, and finishing and meet tight delivery requirements.

      For FY2002, approximately 65.0% of net sales of firearms were derived from domestic consumers, 15.0% from law enforcement, and 20.0% from total international sales.

      In FY2003, the Company expects to achieve its growth objectives by improving the earnings and efficiencies of its existing manufacturing operations, introducing advanced technology products to be utilized by law enforcement and by expanding the breadth and distribution of consumer-oriented non-firearm products.

      S&W’s on-going strategy is designed to allow it to increase marketing and sales of core firearm products, further improve product quality, continue to reduce costs, and increase flexibility to meet changes in the marketplace. The Company also intends to expand licensing to build greater awareness of the “Smith & Wesson” name among those who are not gun enthusiasts and to capitalize on the goodwill developed with gun enthusiasts. To achieve net sales and earnings growth in FY2003, S&W will benefit, in part, from its first full year of marketing Walther products, and plans to increase production of its most popular line of pistols such as the SW99, as well as, continue to recapture domestic market share.

      The Company’s ability to reach S&W’s sales growth projections as well as expansion into new product areas will depend upon, among other factors, its ability to (i) successfully introduce new products and services to its target markets, (ii) successfully implement production efficiencies and capacity increases, (iii) continue to develop and restore its distributor and dealer networks, (iv) retain strong demand in spite of adverse political conditions and detrimental regulatory changes within the environment in which the Company operates, if any (v) successfully prevail in lawsuits and avoid large settlement pay-outs relating to certain on-going litigation affecting the Company and the entire handgun industry, and (vi) implement a licensing and branding strategy which results in increased sales of S&W products.

     Gross Profit

      Gross profit in FY2002 of $19,680,803 was $19,658,720 or 890.2% higher than the gross profit of $22,083 in FY2001. The gross profit margin was 25.7% on net sales of $76,546,503 in FY2002 as compared to 60.1% on net sales of $36,735 in FY2001. The significant changes in gross profit and gross profit margin are attributable to the financial impact of the S&W acquisition.

     Research and Development

      The Company incurred $629,189, net of expense reimbursement from the National Institute of Justice (“NIJ”) of approximately $1.3 million, of research and development costs in FY2002 as compared to $367,658 in FY2001, representing an increase of 71.1% in FY2002. In addition to on-going efforts to improve current technology, S&W continued its efforts to develop technology to introduce “authorized user only handguns” or “smart guns”. By comparison, R&D incurred in FY2001, which preceded the S&W acquisition, related primarily to the development and completion of the Saf-T-TriggerTM device and VersaVaultTM.

      The Company expects S&W to continue its development of smart gun technology in FY2003. Approved expenses incurred by this project are reimbursed through a continuing grant from the NIJ.

     Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (“SG&A”) for FY2002 were $17,099,538 or 22.3% of net sales compared to $3,165,276 or 8,616.5% of net sales in FY2001. The significant dollar increase is primarily due to the acquisition of S&W and the inclusion of its operating results.

SG&A Expenses

FY2002	Expense	% Total

S&W SG&A	$15,440,578	90.3%
Corporate SG&A	1,658,960	9.7

Total SG&A	$17,099,538	100.0%

      During FY2002, SG&A incurred by S&W was $15,440,578 or 90.3% of total SG&A and the Company’s corporate SG&A was $1,658,960 or 9.7% of total SG&A. S&W SG&A includes approximate depreciation and amortization expense of $928,000, selling and marketing employee remuneration of $3.1 million, commissions of $1.3 million, advertising expense of $2.1 million, general and administrative employee remuneration of $3.7 million, employee profit sharing contribution of $0.8 million and professional fees of $1.2 million. Corporate SG&A, for FY2002, decreased $1,506,316 or 47.6% from FY2001 which was primarily due to a reduction of non-cash compensation expense of $569,567. Additionally, the Company incurred no loss on impairment in FY2002 as compared with a loss on impairment of $328,120 in FY2001.

      In May 2001, after the acquisition of S&W, the workforce at S&W was reduced by 42 total employees. This reduction included 35 salaried employees and 7 hourly employees and resulted in an approximate savings of $3.4 million for the Company in FY2002.

      The Company’s commitment to continue to improve S&W’s market share, diversification into advanced technology products aimed at law enforcement, other future growth objectives, increases in insurance costs in the aftermath of September 11, 2001, as well as other general expense increases may require the Company to continue to increase SG&A expenses as a percentage of net sales in FY2003. The Company has already been affected by a significant increase in annual insurance costs, which have risen from approximately $1.9 million for FY2002 to approximately $3.2 million for FY2003.

Interest Expense

      Interest expense for FY2002 was $9,404,759 as compared to $674,803 for FY2001. The increase in net interest expense for FY2002 is attributable to the acquisition of S&W. The Company incurred $15.0 million in acquisition related short-term debts, of which, $5.0 million of acquisition debt had an interest rate of 12.0% per annum and the remaining $10.0 million had an interest rate of 9.0% per annum. During FY2002, interest expense related to the $15 million acquisition related debt amounted to approximately $1.4 million. Debt issue costs of approximately $5.1 million (non-cash amortization of debt issue costs) has been recognized as interest expense pursuant to EITF-00-27 using the effective interest method during the FY2002, resulting from the amortization of the value of warrants issued to obtain $5.0 million of the acquisition debt. S&W also has a $30.0 million note payable to Tomkins, which bears interest at 9.0% per annum, and incurred interest expense amounting to approximately $2.6 million. The remaining interest expense arose from other loans, bank charges for letters of credit and related party loan.

     Loss before Income Taxes

      Loss before income taxes increased $1,216,660 or 29.1% from $4,175,572 in FY2001 to $5,392,232 in FY2002. Loss before income taxes included $5,114,000 of non-cash interest expense arising from the value of warrants issued as described above in the Interest Expense section compared to $567,250 in FY2001. In addition, the Company also recognized a non-cash compensation expense for the issuance of shares in exchange for services received of $290,348 in FY2002 compared to $859,915 in FY2001. The Company recognized a loss from impairment of goodwill of $328,120 in FY2001 compared to none in FY2002.

     Income Taxes

      The Company incurred state tax expenses of $70,598 in FY2002. There was no tax expense in FY2001.

      S&W previously accounted for its inventory, valued at the lower of cost or market, using the last-in, first-out (LIFO) method until its acquisition by Smith & Wesson Holding Corporation (formerly Saf-T-Hammer Corporation) on May 11, 2001, when it adopted the accounting policy (FIFO method) of Smith & Wesson Holding Corporation. For financial accounting and reporting purposes, the Company accounted for the inventory acquired on May 11, 2001 using the fair value method, which did not have any allowances or reserves. For tax purposes, the LIFO reserve as of May 11, 2001 approximated $14.8 million, for which, a deferred tax liability of approximately $5.9 million was recorded and offset by deferred tax assets. Under the Internal Revenue Code, the change in accounting method for its inventory, for tax purposes, from LIFO to FIFO requires the Company to reverse its LIFO reserve into taxable income over an equal four-year period (25% per year). The Company plans to utilize its deferred tax assets, consisting primarily of net operating loss carryforwards and accrued liabilities to offset the LIFO to FIFO adjustment taxable income.

Liquidity and Capital Resources

      The Company had cash, cash equivalents and short-term investments of $42.2 million at April 30, 2002. Of this amount, approximately $21.0 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to the Company by S&W and S&W’s ability to incur or guaranty indebtedness.

      The Company generated $3.3 million of net cash from operating activities during FY2002 compared to cash used for operating activities of $1.9 million during FY2001. This improvement in cash flow of $5.2 million is primarily the result of the acquisition of S&W.

      S&W manufactures all major metal components for its revolvers and pistols. However, raw materials and certain parts are purchased from several suppliers. Because raw materials in the marketplace are limited at any given time, S&W purchases appropriate quantities of parts and materials to ensure it has sufficient time to obtain future materials at reasonable cost without interrupting its manufacturing processes. Should market conditions cause any significant prolonged inflation of material prices, the Company’s financial results may be materially affected.

      Net cash provided by investing activities was $4.9 million during FY2002 compared to cash used for investing activities of $27,733 during FY2001. Substantially all of the cash provided by investing activities in the current period related to the acquisition of S&W including the net cash and cash equivalents acquired of $28.6 million, collection of loans receivable of $2.2 million, collection of collateral cash deposit of $5.2 million, payments to acquire marketable securities and cash deposits of $28.6 million and payments to acquire patents, property and equipment of $2.5 million. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      Capital expenditures amounted to $2.4 million and $27,733 during FY2002 and FY2001, respectively. The increase in capital expenditures is primarily due to the acquisition of S&W. During FY2003, the Company expects to spend approximately $2.6 million on capital expenditures to maintain its current manufacturing facilities. The Company intends to finance any capital expenditures in FY2003 with existing cash or funds provided from operations.

      Net cash provided by financing activities was $5.5 million during FY2002 compared to cash provided by investing activities of $1.7 million during FY2001. Substantially all of the cash provided by financing activities in the current period related to either the sale of the Company’s common stock and exercise of warrants raising $2.3 million and $3.9 million, respectively, or the payments to retire a short term loan and a related party loan payable of $500,000 and $240,000, respectively. In addition, the Company paid the Acquisition Note of $10.0 million during March 2002. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not anticipate a need for external financing in FY2003.

      As of April 30, 2002, the Company had total long-term debt of $45.0 million; $15.0 million due from the Company to Banknorth, N.A., and $30.0 million due from S&W to Tomkins Corporation. S&W also has an available line of credit up to $8.0 million with Banknorth used for stand-by and commercial letters of credit and working capital. Terms of the line of credit include interest at the lender’s prime rate (currently 4.75%); and require S&W to repay the outstanding balance at any time upon demand and provide cash collateral to the extent that this credit line is used.

      The Company obtained a $15.0 million long-term loan from Banknorth in April 2002 used to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% per annum and has a 12 year term commencing on March 28, 2002. The note is amortized over a 10 year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments thereafter for the life of the loan. The loan is fully collateralized by S&W marketable securities, and/or cash.

      A portion of the proceeds from the Banknorth note, $5.0 million, were used to repay in full the Melby Note. Mr. Melby used the proceeds to exercise a warrant to acquire 7,094,500 shares of common stock and to purchase an additional 1,310,424 shares of common stock.

      The remaining $30.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% per annum and has a term of 10 years commencing on May 11, 2001. It is unsecured, may be prepaid in part or in whole at any time, and is amortized over a 10 year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments thereafter for the life of the loan. Although the loan is unsecured, it does contain covenants restricting the Company’s use of S&W cash and other assets, limits the amount of dividends that may be paid to the Company to $0.6 million in FY2002 and $1.8 million per year thereafter, and requires immediate repayment if there is a change in ownership of S&W or a change in control of the Company.

      Various legal actions, proceedings and claims have been instituted against the Company’s subsidiary, S&W. For further discussion of litigation and legal proceedings pending against the Company and its subsidiary, see Part I — Item 1 — Description of Business: Governmental Regulations; Part I — Item 3 —

Legal Proceedings; and note 18 to the consolidated financial statements. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against S&W. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including state and federal Constitutions.

      Legislation has been passed in approximately 28 states precluding suits of the type brought by the municipalities mentioned above. On March 28, 2002, the city of Boston’s lawsuit was voluntarily and completely dismissed. This was the first time that a municipality voluntarily dropped its claim against S&W and others in the firearm industry.

      The Company’s management reviews every lawsuit and claim at the outset and is in contact with its special litigation counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim.

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. Occasionally, charges are made for claims made in prior periods because the cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, exceed amounts already provided. Likewise credits may be taken if cumulative actual costs incurred for that claim, or reasonably expected to be incurred in the future, are less than amounts previously provided.

      While it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with its litigation counsel, it is uncertain whether that litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company or a material impact on the Company’s financial results for a particular period.

      The Company is subject to numerous federal, state and local laws which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of April 30, 2002, the Company has reserves of $4.1 million for environmental matters. The amount of the Company’s liabilities for remedial activities are very difficult to estimate due to such factors as currently available facts, remediation technology, presently enacted laws or regulations and the unknown extent of the remedial actions that may be required.

      The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project currently underway as part of the Massachusetts Contingency Plan. The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate. The Company also has a potential environmental issue at its ranges at the training facility in Springfield, Massachusetts. The problem would only arise if the Company were to decide to cease using this facility as a shooting range. Appropriate reserves have been established and the Company believes these reserves to be adequate.

      The Company does not anticipate that inflation will have any material adverse effect on sales and any cost increases caused by such can be passed on in the price of its products.

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

      In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

Risk Factors

      You should consider the following discussion of risks as well as other information in this report. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

     We Are Subject To Sales Cycles

      We are subject to sales cycles beyond our control which are driven many times by national events. The entire industry has experienced a surge in demand in the United States since and as a direct result of the terrorist acts which occurred on September 11, 2001. Americans are now focused on their personal security. Prior to September 11, 2001, we manufactured approximately 10,600 handguns per month. After September 11 and continuing through May 31, 2002, we have manufactured approximately 13,400 handguns per month. The renewed patriotism of the American consumer coupled with the return of our company to American ownership, the change in administrations in Washington, D.C. to one favorably disposed to protecting the rights of the Second Amendment, and the lessening of various dealer and consumer backlashes against purchasing our products are also contributing factors to the growing demand for our handguns. We cannot predict how long the demand for our products will continue to remain strong. For example, according to an Associated Press article, combined production for domestic and overseas handgun sales fell 52% between 1993 and 1999, a period in which national events and legislation was unfavorable to the firearms industry in general. A significant portion of the overall decline was the cessation of production by manufacturers of low cost, small caliber handguns during this time. We believe we have entered into a new sales cycle of strong demand but do not know or have much control over how long it will last.

     S&W Is Currently Involved in Numerous Lawsuits

      S&W is currently defending many lawsuits brought by various cities and counties against it and numerous other manufacturers and distributors arising out of their design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing and distribution of handguns by all manufacturers and distributors that are defendants (See, “Legal Proceedings”). During the past year, several of these lawsuits have been dismissed by trial courts or appellate courts. S&W intends to vigorously defend these lawsuits, believes that they are without merit, and believes that its insurance is adequate in light of judgments entered against the industry in general to date. However, S&W cannot provide any assurance that a judgment may not be entered in excess of its insurance coverage limits.

     Government Settlements May Affect Our Business

      Even though the settlement agreement with the Boston governmental authorities has been vacated, S&W remains technically bound by a Settlement Agreement dated March 17, 2000 with the Department of the Treasury and the Department of Housing and Urban Development (“HUD Settlement”). This HUD Settlement places substantial restrictions and obligations on S&W’s operation of its business. It imposes numerous restrictions on the design, manufacturing, marking and distribution of S&W’s firearms products. It was subsequently signed by two states and eleven cities and counties. Among other terms, the HUD Settlement provided that any city or county that was a party to the HUD Settlement and had a lawsuit pending against S&W would dismiss S&W with prejudice from its lawsuit subject to a consent order.

      As of July 19, 2002, none of the nine cities and counties that signed the HUD Settlement have dismissed S&W with prejudice from their lawsuits subject to a consent order under the HUD Settlement. S&W believes that the HUD Settlement is not legally binding for numerous reasons, including that no consideration for entry into the HUD Settlement was given to S&W. No assurance can be given, however, that S&W’s position that the HUD Settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received informal confirmation that the HUD Settlement will not be enforced but no indication that the HUD Settlement would be revoked and rescinded in writing. If enforced, these restrictions could substantially impair S&W’s ability to compete as its competitors are not subject to such restrictions.

We Incurred Substantial Debt to Acquire Smith & Wesson Corp.

      The Company incurred substantial indebtedness to finance the acquisition of S&W. As a result, the Company is highly leveraged and subject to substantial repayment obligations.

      The Company’s ability to make scheduled payments of principal or interest on or to refinance its debt, will depend on its future operating performance and cash flow which are subject to prevailing economic conditions, prevailing interest rate levels, and financial competitive business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences to the holders of our common stock, including the Company’s ability to obtain additional financing for working capital or other purposes in the future, may be limited. Smith & Wesson Holding Corp. is limited in transferring funds from S&W to finance its purchase of S&W. Smith & Wesson Holding Corp. has not developed a viable sales model to generate sufficient cash flow as yet but hopes licensing and sales from non-gun products and sales of its vault, safety lock and other future products will provide the cash flow needed to make the payments required. A substantial portion of the Company’s cash flow from operations will be dedicated to the payment of principal and interest on its debt, thereby reducing funds available for operations and the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

The Terms of Our Debt Financing Include Restrictive Covenants

      Our two significant notes contain certain restrictive covenants that limit the discretion of the Company’s management with respect to various business matters. These covenants place significant restrictions on, among other things, the ability of the holding company and S&W to incur additional indebtedness, to create liens, to make certain payments, dividends, investments, loans and guarantees and to sell or otherwise dispose of assets. A failure to comply with these covenants will result in an event of default under the notes and permit acceleration of the relevant debt. In addition, any change in control of either Smith & Wesson Holding Corporation or S&W will cause an acceleration of the note with Tomkins Corporation.

Costs of Insurance May Become Prohibitively Expensive

      Costs of insurance for all companies in the firearms industry continue to dramatically escalate. S&W’s costs of insurance increased approximately $1.3 million, or approximately 68%, to $3.2 million for the fiscal year ending April 30, 2003. All firearms’ manufacturers in general and S&W in particular are limited to very few carriers even willing to insure the business. If S&W is unable to insure its business or if ongoing litigation is not favorably resolved resulting in ever increasing premiums, it may be forced to significantly raise its prices to cover self-insurance or higher premiums. At some point higher product prices may result in a loss of customers.

     Competition

      The gun industry, in general, is dominated by a small number of companies that are well known to the public. Some of our competitors in the firearms market are subsidiaries of large companies with substantially greater financial resources than ours. The markets in which S&W operates are highly competitive. Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality and innovation are the dominant competitive factors in the firearms industry. Competitors using castings instead of forgings to manufacture the steel and aluminum portion of a handgun are at a distinct cost advantage over us. However, management believes that forging provides substantial overall performance benefits and superior strength.

      S&W was the sole gun manufacturer to enter into settlement agreements with the City of Boston, the Boston Public Health Commission and the Department of Housing and Urban Development (“HUD”) relating to the manner of selling handguns. Adverse publicity regarding the settlement agreements resulted in a backlash by its dealers and customers and a number of dealers stopped carrying its products altogether. Many long time customers began purchasing products from its competitors. On April 8, 2002, its settlement agreement with the Boston authorities was vacated. The HUD Settlement is presently not being enforced. However, we are still seeking to fully recover from the consumer backlash and encourage customers who switched to our competitors to purchase products from us.

      Our Specialty Services division does not manufacture patented or proprietary products nor does it rely on the brand name of “Smith & Wesson” to compete for customers. It has hundreds of competitors primarily in the Northeast region, many of whom can offer “contract manufacturing” services at prices at or below ours. Management believes that the modern and extensive metal working expertise and long-standing reputation for quality and service are the primary competitive advantages available to us in this lower margin business. Any failure by us to continue to meet current performance standards could have a material adverse effect on this business.

      Our licensed products and non-gun products displayed in our catalogs and sold by us or sold by our licensees compete solely on the goodwill associated with our name. A decline in the perceived quality of our handguns or other event adversely affecting our goodwill could significantly damage our ability to license or sell those products at the margins available to us today.

     Seasonality

      Historically, our fiscal quarter ending July 31 has been our weakest period. Management believes that our significant downturn in sales occurs primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the lack of disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. Generally, we do not experience any significant increase in demand until immediately prior to the opening of hunting season in the Fall. This decline in net sale may result in decreases in our stock price during the summer months.

     Regulation

      Our business, as well as the business of all producers and marketers of firearms and firearms parts, is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We are strongly opposed to laws which would restrict the rights of law-abiding citizens to lawfully acquire firearms. We believe that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. We believe we are in compliance with such laws and hold all necessary licenses and that such laws do not have a material adverse impact on our operations. Such laws, rules, regulations and protocols are subject to change. Therefore, our approach to compliance may require modifications to adjust for future regulatory change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

     Environmental Matters

      S&W is subject to numerous federal, state and local laws which regulate or otherwise relate to the protection of the environment. These laws have required, and are expected to continue to require, S&W to make expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to S&W’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”). CERCLA and RCRA, and related state laws, subject S&W to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at S&W’s manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by S&W may be located.

      In its efforts to satisfy its environmental responsibilities and to comply with environmental laws and regulations, S&W has established, and periodically updates, policies relating to the environmental standards of performance for its operations. S&W has programs in place that monitor compliance with various environmental regulations. However, in the normal course of its manufacturing operations, S&W may be subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. S&W believes that it is generally in compliance with applicable environmental regulations.

      S&W may become involved in various proceedings relating to environmental matters and is currently engaged in environmental investigation or remediation at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The 135 acre Springfield property, on which S&W’s manufacturing facilities are located, has known environmental liabilities related to past operating practices. S&W has listed the property with the Massachusetts Department of Environmental Protection (DEP) under the voluntary remediation program referred to as the Massachusetts Contingency Plan (MCP), 310 CMR 40.000 (Site Number 1-0202). Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999) and Phase IV Remedy Investigation (February 2000). The MCP Site is divided into five separate release areas which are known as follows: Wildcat, Tank No. 1, the Fire Pond, the South Field, and the West Field. Wetland areas exist in the South Field, West Field, and Fire Pond areas of the Site. As of April 30, 2002, the Company had reserves of $4.1 million for environmental matters. The Company may be entitled to indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on the Company’s liquidity and financial condition.

      S&W cannot be sure that it has identified all existing contamination on its properties or that its operations will not cause contamination in the future. As a result, S&W could incur additional material costs to clean up contamination. S&W will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves.

      Furthermore, it is not possible to predict with certainty the impact on S&W of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Environmental regulation may become burdensome in the future and any such development would have a material adverse effect on S&W.

     Reliance On Outside Suppliers and Vendors

      We purchase our die molds, raw materials and supplies from independent sources and depend upon such outside sources for all of our unprocessed natural products. We do not know if these sources will be able to provide adequately for our current and future needs. In the event that any of our suppliers should suffer quality control problems, lack of raw materials or financial difficulties, we would be required to find alternative sources for our product lines. The time lost in seeking and acquiring new sources could hurt our net sales and profitability.

Item 7.	Financial Statements

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Item 13.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.     Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

      Our directors serve one year terms until their successors are elected. Our executive officers are elected annually by the Board of Directors. The names of our directors and executive officers, their ages, and certain other information about them are set forth below:

Name	Age	Position

Mitchell A. Saltz	49	Chairman and Chief Executive Officer
Robert L. Scott	56	President and Director
Colton R. Melby	44	Executive Vice President and Director
Sherry L. Noreen	50	Secretary and Director
James J. Minder	72	Director
Damian A. Larson	38	Chief Financial Officer
John A. Kelly	43	Vice President Finance and CFO of Smith & Wesson Corp. (subsidiary)
Daniel A. Larson	37	General Counsel

      Mitchell A. Saltz (age 49) began developing the products which led to the founding of the Company in 1997. He has served as Chairman of the Board and Chief Executive Officer of the Company since February, 1998. Mr. Saltz was the founder and former president of Business Information Systems, Inc., a data processing firm specializing in computerized accounting and income tax services for more than fifteen years. Clients of that firm included national CPA firms and Fortune 500 companies. Mr. Saltz received his BA degree in accounting from Cleveland State University.

      Robert L. Scott (age 56) has served as a member of the Board of Directors and as President of the Company since December 1999. In addition, Mr. Scott has served as President of the Company’s wholly-owned subsidiary, Smith & Wesson Corp., since May 2001. From December 1989 to December 1999, Mr. Scott served as Vice President of Sales and Marketing and later as Vice President of Business Development of Smith & Wesson Corp. prior to its acquisition by the Company. Mr. Scott received the 2002 Shooting Industry Award. In addition, Mr. Scott has served as Vice Chairman of the Hunting and Shooting Sports Heritage Foundation; as Treasurer and on the Board of Governors of the National Shooting Sports Foundation; on the Executive Committee of the Sporting Arms and Ammunition Institute; and on the Rand Criminal Justice Advisory Board. Mr. Scott received a BA degree in political science from Ohio University.

      Colton R. Melby (age 44), a director of the Company since May 2001, has served as Executive Vice President since May 2002. Prior to joining the Company, Mr. Melby was a strategic investor and independent business consultant. Mr. Melby also served in a number of positions within the aerospace industry, most recently with Metal Form, Inc., a Kent, Washington-based aerospace manufacturing company, where he served as President and Chief Executive Officer from 1987 to September 1999.

      Sherry L. Noreen (age 50) has served as a member of the Board of Directors and Secretary of the Company since February 1998. Ms. Noreen is an independent sales and marketing consultant. Ms. Noreen has managed sales teams selling communications networks for AT&T, Michigan Bell/ Ameritech and US West. Ms. Noreen has a BS degree in management from Michigan State University.

      James J. Minder (age 72), a director of the Company since May 2001, has been President of Amherst Consulting Co., LLC, a Scottsdale, Arizona-based management consulting firm, since July 1997. From 1976 to 1997, Mr. Minder served as president and Chief Executive Officer of Spectrum Human Services, Inc., a Michigan-based provider of counseling and mental health treatment services for neglected, abused and developmentally disabled children and families, which Mr. Minder founded in 1976. Mr. Minder received a BS degree in engineering, a BA degree in sociology and history and an MA degree in social work from the University of Michigan.

      Damian Larson (age 38) has served as the Company’s full-time Chief Financial Officer since April 2002. From November 2001 to April 2002, Mr. Larson served in a part-time capacity. From February 2000 to October 2001, Mr. Larson served as a Vice President with Hunter-Wise Financial Group, an investment bank providing acquisition/divestiture and investment financing services to small and mid-cap companies. From March 1994 to January 2000, Mr. Larson served as President of PH Development and Land Company, an Arizona real estate investment firm. Mr. Larson received an MBA degree from the University of Arizona and a BA degree in economics from Colorado State University.

      John A. Kelly (age 43) has served as Vice President, Finance and Chief Financial Officer of the Company’s wholly-owned subsidiary, Smith & Wesson Corp., since August 1994. In addition, from October 1984 to July 1994, Mr. Kelly served in a variety of finance and accounting positions at Smith & Wesson Corp., including Accounting Manager and Director of Accounting. Mr. Kelly received a BS degree in business administration with a major in accounting and an MS degree in accounting, both from Western New England College.

      Daniel A. Larson (age 37) has served as the Company’s General Counsel since June 2002. From April 1997 to June 2002, Mr. Larson was an attorney with Gammage & Burnham PLC, specializing in corporate and securities law. Mr. Larson received a BS degree in business administration and a JD degree from the University of Arizona.

      Pursuant to the terms of a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and Colton Melby, Mr. Melby has certain observer rights for so long as he owns at least 5% of the Company’s shares; these observer rights do not apply during periods when Mr. Melby or his representative serves on the Board of Directors. There are no family relationships between any of the directors and executive officers except that Sherry Noreen is Mitchell Saltz’ wife and Damian Larson and Daniel Larson are brothers.

      The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held on September 18, 2002 (the “Proxy Statement”).

Item 10.     Executive Compensation

      The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference from the information provided under the heading “Information Regarding Beneficial Ownership Of Principal Stockholders And Management” of the Proxy Statement.

Item 12.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference form the information provided under the heading “Certain Transactions” of the Proxy Statement.

Item 13.	Exhibits, Financial Statements and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Page
Number

1.	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheet at April 30, 2002	F-2
Consolidated Statements of Operations for each of the two years
	in the period ended April 30, 2002	F-3
Consolidated Statements of Cash Flows for each of the two years
	in the period ended April 30, 2002	F-5 - F-6
	Notes to Consolidated Financial Statements	F-7 - F-27
Exhibits included or incorporated herein: See Exhibit Index.

      (b) Reports on Form 8-K:

      On April 12, 2002, the Company filed a Current Report on Form 8-K announcing the exercise of a warrant and the conversion of a promissory note into shares of Common Stock by Colton Melby, a director of the Company.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ MITCHELL A. SALTZ

Mitchell A. Saltz
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell A. Saltz and Daniel A. Larson, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL A. SALTZ Mitchell A. Saltz	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)	July 29, 2002

/s/ ROBERT L. SCOTT Robert L. Scott	President and Director	July 29, 2002

/s/ COLTON MELBY Colton Melby	Executive Vice President and Director	July 29, 2002

/s/ DAMIAN A. LARSON Damian A. Larson	Chief Financial Officer (Principal Financial Officer)	July 29, 2002

/s/ SHERRY NOREEN Sherry Noreen	Secretary and Director	July 29, 2002

/s/ JAMES MINDER James Minder	Director	July 29, 2002

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 30, 2002 and 2001

CONTENTS

Page

Independent Auditors’ Report	F-1
Financial Statements:
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders’ Equity	F-4
Consolidated Statement of Cash Flows	F-5 – F-6
Notes to Consolidated Financial Statements	F-7 – F-27

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Smith & Wesson Holding Corporation
Scottsdale, AZ

      We have audited the accompanying consolidated balance sheet of Smith & Wesson Holding Corporation as of April 30, 2002, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation as of April 30, 2002, and the results of their operations and their cash flows for the years ended April 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

Certified Public Accountants

Santa Monica, California

July 3, 2002

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED BALANCE SHEET — APRIL 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$13,703,401
Marketable securities	7,539,274
Accounts receivable, net of allowance for doubtful accounts of $271,450	11,928,765
Inventories	19,365,075
Other current assets	2,599,254
Income tax receivable	211,803

Total current assets	55,347,572

Property, plant and equipment, net	7,510,865
Intangibles, net	3,375,004
Collateralized cash deposits	21,000,000

$87,233,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,995,025
Deferred income	1,597,674
Note payable, related party	357,425
Due to Walther USA, LLC, net of investment deficit	529,353

Total current liabilities	26,479,477

Notes payable	45,000,000

Other non-current liabilities	10,835,221

Commitments and contingencies (Note 18)	—
Stockholders’ equity:
Common stock, $0.001 par value, 100 million shares authorized 29,683,613 shares issued and outstanding	27,552
Additional paid-in capital	16,514,646
Accumulated deficit	(11,623,455)

Total stockholders’ equity	4,918,743

$87,233,441

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	April 30, 2002	April 30, 2001

Net sales	$76,546,503	$36,735
Cost of goods sold	56,865,700	14,652

Gross Profit	19,680,803	22,083

Operating expenses:
Research and development	629,189	367,658
Selling and marketing	8,075,218	426,962
General and administrative	9,024,320	2,410,194
Impairment of goodwill	—	328,120

Total operating expenses	17,728,727	3,532,934

Income/(loss) from operations	1,952,076	(3,510,851)

Other income/(expense):
License income, net	1,180,528	—
Interest income	879,923	10,082
Interest expense	(9,404,759)	(674,803)

	(7,344,308)	(664,721)

Loss before income taxes	(5,392,232)	(4,175,572)
Income taxes	70,598	—

Net loss	$(5,462,830)	$(4,175,572)

Weighted average number of common equivalent shares outstanding, basic and diluted	20,566,883	13,672,682

Net loss per share, basic and diluted	$(0.27)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended April 30, 2002 and 2001

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at May 1, 2000	10,112,147	$7,981	$2,238,423	$(1,985,053)	$261,351
Issuance of common stock during private placement, net	1,600,000	1,600	198,400		200,000
Convertibility feature of debentures issued			118,281		118,281
Conversion of debt to equity	4,450,687	4,450	995,550		1,000,000
Issuance of warrants for services related to debt financing			380,000		380,000
Issuance of warrants for services			165,000		165,000
Issuance of common stock for services to unrelated parties	1,468,521	1,469	639,446		640,915
Issuance of common stock for services to officer	300,000	300	53,700		54,000
Net loss for the year ended April 30, 2001				(4,175,572)	(4,175,572)

Balance at April 30, 2001	17,931,355	15,800	4,788,800	(6,160,625)	(1,356,025)
Issuance of warrants for services related to debt financing			4,562,500		4,562,500
Issuance of common stock for services related to debt financing	875,000	875	436,625		437,500
Issuance of common stock for services related to acquisition	200,000	200	239,800		240,000
Issuance of common stock during private placement	1,375,424	1,375	2,268,075		2,269,450
Exercise of warrants	9,094,500	9,095	3,928,705		3,937,800
Issuance of common stock for services	207,334	207	290,141		290,348
Net loss for the year ended April 30, 2002				(5,462,830)	(5,462,830)

Balance at April 30, 2002	29,683,613	$27,552	$16,514,646	$(11,623,455)	$4,918,743

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2002	April 30, 2001

Cash flows provided by (used for) operating activities:
Net loss	$(5,462,830)	$(4,175,572)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	927,502	124,669
Income tax benefit	—	—
Stock compensation for services rendered	290,348	859,915
Interest expense, including debt issue costs and beneficial conversion feature	5,114,000	567,250
Loss from impairment of goodwill	—	328,120
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(4,191,344)	(3,904)
Inventories	4,536,759	(21,780)
Other current assets	4,889,991	(189,460)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,791,803)	631,995
Deferred income	(15,032)	—

Net cash provided by (used for) operating activities	3,297,591	(1,878,767)

Cash flows provided by (used for) investing activities:
Net cash and cash equivalents acquired from business combination	28,598,168	—
Payments to acquire marketable securities	(28,539,274)	—
Proceeds from loans receivable and certificate of deposit	7,385,000	—
Payments for patent costs	(133,220)	—
Payments to acquire property and equipment	(2,441,224)	(27,733)

Net cash used for investing activities	4,869,450	(27,733)

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, unrelated parties	(10,500,000)	—
Payments on loans and notes payable, related party	(5,240,000)
Payments for financing costs related to convertible debentures	—	(133,000)
Proceeds from sale of convertible debentures	—	950,000
Proceeds from loans and notes payable, related parties	—	145,000
Proceeds from loans and notes payable, unrelated parties	15,000,000	500,000
Proceeds from sale of securities	2,269,450	200,000
Proceeds from exercise of warrants to acquire common stock	3,937,800	—

Net cash provided by financing activities	5,467,250	1,662,000

Net increase (decrease) in cash and cash equivalents	13,634,291	(244,500)
Cash and cash equivalents, beginning of year	69,110	313,610

Cash and cash equivalents, end of year	$13,703,401	$69,110

Supplemental disclosure of cash flow information:
Cash paid for —
Interest, including related party	$4,065,759	$107,553

Income taxes	$283,450	$800

Supplemental disclosure of non-cash financing and investing activities:
Issuance of stock for services, including acquisition related	$530,348	$859,915

Shares and warrants issued to raise debt to acquire Smith & Wesson Corp.	$5,000,000	$—

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$5,000,000	$—

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$10,000,000	$—

Conversion of debt	$—	$1,000,000

Convertibility feature related to debentures sold and issue costs	$—	$681,250

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

      A summary of net cash and cash equivalents arising from the acquisition of Smith & Wesson Corp. is as follows:

Acquisition cost:
Cash paid on May 11, 2001	$5,000,000
Taxes receivable, Tomkins, collected by April 30, 2002	(464,500)
Acquisition costs (accounted as adjustments to purchase price)	888,000
Note payable, Tomkins, repaid by April 30, 2002	10,000,000

Total consideration given up	15,423,500

As of May 11, 2001:
Fair values of assets acquired:
Accounts receivable	(7,733,517)
Inventory	(23,880,054)
Collateralized cash deposits	(5,150,000)
Other current assets	(1,287,519)
Due from Tomkins Corporation	(7,235,000)
Receivable from Walther USA, LLC	(689,343)
Property, plant and equipment, at fair value and net of negative goodwill allocation of $22,813,565	(5,851,435)
Intangibles, at fair value and net of negative goodwill allocation of $13,144,260	(3,355,740)

(55,182,608)

Fair values of liabilities assumed:
Accounts payable and accrued expenses	23,677,083
Deferred income	1,612,707
Other non-current liabilities	13,067,486
Note payable, Tomkins	30,000,000

68,357,276

Net cash and cash equivalents acquired	$28,598,168

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2002 and 2001

(1)	Organization and Business Activity:

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

      On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation. (See Note 2 — “Acquisition of Smith & Wesson Corp.”). Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occassions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

     Business Activity:

      The Company (i) manufactures and sells its patented firearm safety devices throughout the world, and (ii) through its subsidiary Smith & Wesson Corp., manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world.

      The Company has two manufacturing facilities (in Springfield, Massachusetts and Houlton, Maine), both of which are used primarily to manufacture its products. However, the Company also uses its manufacturing capabilities at the Springfield facility to manufacture and process component parts for a number of other companies in a variety of industries.

     Name Change:

      At a special meeting held February 14, 2002, and at the recommendation of the Board of Directors, the Company’s shareholders approved a change of the Company’s name to “Smith & Wesson Holding Corporation.”

     Change of Fiscal Year End:

      On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the required consolidated financial statements for the transition period from January 1, 2001 to April 30, 2001 have

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously been filed with the Securities and Exchange Commission on Form 10-QSB. The accompanying consolidated financial statements have been prepared to present the results of operations and its cash flows for the years ended April 30, 2002 and 2001.

(2) Acquisition of Smith & Wesson Corp.:

     The Acquisition:

      Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins and Smith & Wesson Holding Corporation (“SMWS”), SMWS acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $14,535,500 (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Melby Loan”) of which was paid at closing in cash;

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year.

•	A receivable of $464,500 due from Tomkins to SMWS.

      The Purchase Price was the result of arm’s length negotiations between the Company and Tomkins. This acquisition has been accounted for under the purchase method pursuant to APB 16, “Business Combinations.”

     Acquisition Note:

      Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note was due on May 11, 2002, was unsecured and bore interest at 9% per annum. During March 2002, the Company obtained a bank loan (See Note 16) and paid off the entire Acquisition Note balance.

     Tomkins Note:

      The Acquisition Agreement requires the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30,000,000 and bears interest at 9% per annum. In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note were amended as follows:

(a) Commencing on May 11, 2001, the due date was extended by ten years to May 11, 2011;

(b) The unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004;

(c) Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and may not exceed $1,800,000 for annual periods thereafter;

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business (this balance was paid in March 2002);

(e) Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets; and

(f) In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately. In addition, any change in control of the Company or Smith & Wesson, will accelerate the Tomkins Note and will become due and payable in full immediately.

     The Melby Loan:

      The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Melby Note”). Interest accrued on the Melby Note at a rate of 12% per annum and matured on May 15, 2002. Pursuant to the terms of the Melby Note, the Company prepaid the annual interest of $600,000 at a rate of 12% on May 14, 2001 and matured on May 15, 2002. Related to this loan, the Company also granted warrants, to purchase in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share.

      Using the Black Scholes Option pricing model, debt issue costs of $5 million (including a fair value of $4,562,500 for 8.7 million warrants for the underlying common shares and 875,000 common shares valued at $437,500) were netted against the proceeds of the loan. The entire debt issue cost was amortized over the life (1 year) of the Melby Note using the effective interest method (effective rate of 140%) into interest expense pursuant to EITF-00-27. During March 2002, the Company obtained a bank loan (See Note 16) and paid off the entire Melby Note. During the year ended April 30, 2002, the Company amortized the debt issue cost of $5,000,000 and related prepaid interest of $600,000 as interest expense.

      As mentioned above, in consideration for making this loan to the Company, the Company issued to Colton Melby, a current director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allowed Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant was exercisable immediately and would have expired six years from the date of issuance (See Note 19). Also in consideration for the Note, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allowed each holder to purchase up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants were exercisable immediately and would have expired one year from the date of issuance. As a portion of a finder’s fee for arranging the Melby Note, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants expire two years from the date of issuance and allow each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of these Warrants.

      A summary of the fair value of assets acquired and liabilities assumed as of May 11, 2001, is presented on the accompanying consolidated statements of cash flows. The unaudited pro forma balance sheet, results of operations and net loss per share information, arising from the acquisition of Smith & Wesson Corp., for each period presented, assuming that the acquisition had occurred as of the beginning of the earliest period

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented and after giving effect to proforma adjustments have previously been presented on Form 8-K/ A filed with the Securities and Exchange Commission on July 30, 2001.

(3) Summary of Significant Accounting Policies:

     Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GMBH (Germany), Smith & Wesson Distributing, Inc. (United States) and Smith & Wesson, Inc. (United States). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates in Preparation of Financial Statements:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. In addition, future facts and circumstances could alter management’s estimates with respect to the adequacy of insurance reserves.

     Fair Value of Financial Instruments:

      Unless otherwise indicated, the fair values of all reported assets (except for certain marketable securities) and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

     Revenue Recognition:

      Revenues from the sale of products are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain payments for products shipped and billed. The Company recognizes tooling, forging and engineering support revenues after acceptance by the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain payments for services performed and billed.

     Segment Information:

      The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. Through April 30, 2002 and 2001, there have been no material foreign operations.

     Cash:

      Equivalents — For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

      Concentration — The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Marketable Securities:

      The Company accounts for investment under the provisions of SFAS No. 115 “Accounting for Certain Investment in Debt and Equity Securities”. Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term. Trading securities are recorded as short-term investments and are carried at market value. Unrealized holding gains and losses on trading securities are included in operating income. Securities not classified as held-to-maturity or as trading are considered available-for-sale. Available for sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive loss in stockholders’ equity.

     Inventories:

      Inventories, consisting primarily of finished firearms components, finished firearms and related products and accessories, are valued at the lower of cost or market using the first-in, first-out (FIFO) method. An allowance for potential non-saleable inventory due to excess stock or obsolescence is provided based upon a detailed review of inventory components, past history and expected future usage.

      Smith & Wesson accounted for its inventory, valued at the lower of cost or market, using the last-in, first-out (LIFO) method until its acquisition by Saf-T-Hammer Corporation on May 11, 2001, when it adopted the accounting policy (FIFO method) of Saf-T-Hammer Corporation. For financial accounting and reporting purposes, the Company accounted for the inventory acquired on May 11, 2001 using the fair value method, which did not have any allowances or reserves. For tax purposes, the LIFO reserve as of May 11, 2001 approximated $14.8 million, for which a deferred tax liability of approximately $5.9 million was recorded. Under the Internal Revenue Code, the change in accounting method for its inventory for tax purposes from LIFO to FIFO requires the Company to reverse its LIFO reserve into income over an equal four-year period (25% per year). The Company plans to utilize its deferred tax assets, consisting primarily of net operating loss carryforwards and accrued liabilities to offset the LIFO to FIFO adjustment taxable income.

     Deferred Revenues:

      Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable as the title has not transferred for products shipped or services have not yet been fully performed. Management expects to have fully earned the deferred revenues within a 12-month period and they will be recognized into revenues at that time.

     Other Comprehensive Income:

      The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events which impact a company’s equity, even if those items do not directly affect net income/(loss). Comprehensive income/(loss) is comprised of net income/(loss), and accordingly, no statement of Comprehensive Income/(Loss) is presented.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

      The provisions of Statement of Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset. During the year ended April 30, 2002, there was no impairment to have a material impact on the Company’s financial position, results of operations or liquidity. During the year ended April 30, 2001, the Company recognized a goodwill impairment loss of $328,120.

     Property, Plant and Equipment:

      Property, plant and equipment consisting of land, building, improvements, machinery, equipment, computers, furniture and fixtures are recorded at cost (fair value at the date of acquisition), and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years

     Goodwill:

      On March 31, 2000, the Company entered into a Stock Exchange Agreement (“Agreement”) with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the closing of this Agreement, the shareholders caused Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for nominal cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company paid $100,000 cash and issued 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. This business combination was accounted using the purchase method of accounting and accordingly, the purchase price ($437,500) in excess of the fair value of the assets acquired and liabilities assumed was recorded as goodwill of $437,500. During the year ended April 30, 2001, management

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that the carrying amount of the net goodwill balance far exceeded the future net undiscounted cash flows expected to be generated, and accordingly, recognized an impairment loss of $328,120.

     Net Loss Per Share:

      Basic net earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options and warrants. Common equivalent shares are not included in the computation of loss per share for the years ended April 30, 2002 and 2001 because the effect would be anti-dilutive.

     Stock-Based Compensation:

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”. Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided.

     Product Liability:

      The Company provides for product liability claims, the provision for which management believes is adequate. Provisions for product liability are evaluated on an ongoing basis and any adjustments are charged to cost of sales.

     Warranty:

      The Company generally provides a life-time warranty to the “original” purchaser of its firearms products. The Company maintains a warranty reserve for warranty expense based on historical experience and expected future trends. Warranty expense for the year ended April 30, 2002 amounted to approximately $1,091,000. Warranty expense is accrued upon the recognition of revenues and determined based upon historical warranty activity.

     Insurance Reserves:

      The Company is “self-insured” (defined as excessive loss re-insurance) through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $2,000,000 per occurrence. The Company’s liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

     Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Marketable Securities:

      A summary of marketable securities as of April 30, 2002 is as follows:

Trading securities (cost of $1,000,291)	$1,003,159
Certificates of deposit and money funds	27,536,115

28,539,274
Less non-current portion	21,000,000

$7,539,274

      Pursuant to the Bank Loan agreement (See Note 16), the Company is obligated to maintain a net balance equal to the face amount of the bank loan plus any open letters of credit ($21,000,000 at April 30, 2002). Accordingly, management has presented $21,000,000 as a non-current asset on the accompanying consolidated balance sheet.

(5) Accounts Receivable and Major Customer:

      One customer accounted for approximately 12% of the Company’s net sales for the year ended April 30, 2002. This customer owed the Company approximately $1,593,000 or 13% as of April 30, 2002.

(6) International Sales:

      The Company sells its products worldwide. A breakdown of international and export sales, which accounted for 16% of net sales for the year ended April 30, 2002, are as follows:

Net Sales by Region

Europe	$3,858,000
Asia	4,055,000
Latin America	4,203,000
All others	564,000

Total	$12,680,000

(7) Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the years ended April 30, 2002 and 2001, advertising expenses amounted to approximately $2,140,000 and $181,000, respectively.

(8)	Inventories:

      A summary is as follows:

Finished goods	$9,145,571
Finished parts	7,484,680
Work in process	1,654,719
Raw materials	1,080,105

$19,365,075

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Property, Plant and Equipment:

      A summary is as follows:

Machinery and equipment	$6,364,894
Building and improvements	1,399,022
Land and improvements	494,572

8,258,488
Less accumulated depreciation and amortization	747,623

$7,510,865

      Depreciation and amortization expense amounted to $760,125 and $15,289 for the years ended April 30, 2002 and 2001, respectively.

(10)	Intangibles:

      Intangible assets are recorded at cost (fair value at date of acquisition) and arose from the Company’s acquisition of Smith & Wesson and purchase of trademarks, trade names, customer lists, and patents. These intangibles are being amortized using the straight-line method over their estimated useful lives ranging from ten to twenty years.

      A summary is as follows:

Trademark, tradename and customer list	$3,343,276
Patents	199,105

3,542,381
Less accumulated depreciation and amortization	167,377

$3,375,004

      Amortization expense amounted to $167,377 and $109,380 for the years ended April 30, 2002 and 2001, respectively.

(11)	Accounts Payable and Accrued Liabilities:

      Included in accounts payable and accrued liabilities as of April 30, 2002 is approximately $1,651,000 of checkbook overdraft.

(12)	Related Party Transactions:

Payable to Walther USA, LLC, net of Investment Deficit

      On April 1, 2000, the Company’s subsidiary, Smith & Wesson, acquired 50% interest in Walther USA, LLC, a joint venture with Carl Walther USA, LLC. Each member contributed $50,000. Walther USA purchases and sells the “Walther” brand handguns worldwide. Neither the Company, Smith & Wesson Corp., nor its management have management control of Walther USA. The Company provides limited procurement and employee support services. Accordingly, this joint venture has been accounted for under the equity method of accounting, whereby, the Company’s share of its net income and losses are adjusted for in the Investment in Walther USA account. The members of Walther USA, LLC had chosen December 31 as its fiscal year end. Effective January 1, 2002, the members agreed to dissolve Walther USA,

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC and Smith & Wesson Corp. acquired all the firearms inventory at cost. A summary of the transactions with Walther USA, LLC is as follows:

Year Ended
April 30, 2002

Due from/(to) Walther USA, LLC:
Beginning balance	$887,047
Plus procurement and fees earned	11,000
Less purchases	(2,200,080)
Plus payments/ collections	981,569

Ending balance	(320,464)

Investment in Walther USA:
Beginning balance	$(260,704)
Capital contribution	—
50% equity in net income of Walther USA	51,815

Net investment deficit in Walther USA	(208,889)

Net balance due, as presented on the consolidated balance sheet	$(529,353)

Carl Walther GMBH

      Carl Walther GMBH sells products to the Company. Neither the Company nor its management have any control over the management of Carl Walther GMBH. A summary of transactions with Carl Walther GMBH is as follows:

Year Ended
April 30, 2002

Due to Carl Walther GMBH (included in accounts payable on the consolidated balance sheet):
Beginning balance — advances	$(589,955)
Plus purchases	1,070,749
Less payments	(200,348)

Ending balance — payable	$280,446

(13)	Benefit Plans:

Contributory Defined Investment Plan

      The Company’s subsidiary, Smith & Wesson offers a contributory defined investment plan covering substantially all employees who have completed at least 6 months of service, as defined. Employees may contribute from 1% to 18% of their annual pay, with Smith & Wesson matching 50% of the first 6% of combined pre and post-tax compensation. The Company contributed approximately $569,000 for the year ended April 30, 2002. Contributions for 2001 are not presented as Smith & Wesson was not acquired until May 11, 2001.

Non-contributory Profit Sharing Plan

      The Company’s subsidiary, Smith & Wesson, also has a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. Smith & Wesson,

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributes 15% of its net operating profit before interest and taxes, as defined, to the plan each year. Smith & Wesson contributed approximately $820,000 for the year ended April 30, 2002. Contributions are funded after year-end. Contributions for 2001 are not presented as Smith & Wesson was not acquired until May 11, 2001.

Retirement Incentive Program

      Prior to 1991, Smith & Wesson, offered a program that provided health care to retirees until age 65. The program was terminated in 1991, but employees who had a combined age and years of service equal to 70 as of December 31, 1996 were grandfathered in the program. The grandfather provision provides varying degrees of coverage based upon years of service as of December 31, 1990. There are currently 15 retirees covered by the program and 21 active employees who are grandfathered under the plan. The post retirement medical liability is based upon actuarial reports as provided by an independent consultant. The post retirement medical liability as of April 30, 2002 amounted to approximately $423,000, all of which is included in accrued liabilities on the accompanying consolidated balance sheet. Annual expense for the year ended April 30, 2002 amounted to $35,000. Contributions for 2001 are not presented as Smith & Wesson was not acquired until May 11, 2001.

      The following table sets forth the Postretirement Medical and Life Plan’s status and amounts recognized in the Company’s Retirement Incentive Program. The financial position at April 30, 2002 is as follows:

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $214,441	$214,441

Projected benefit obligation for service rendered to date	208,924
Plan assets	—

Unpaid pension cost	208,924

$423,365

Beginning balance, April 30, 2001	$505,817
Net periodic postretirement benefit cost/ (income)	(47,452)
Payments during the year ended April 30, 2002	(35,000)

Balance at April 30, 2002	$423,365

      Net periodic postretirement benefit cost/(income) for the year ended April 30, 2002, included the following components:

Service costs — benefits earned during the period	$3,273
Net amortization	(64,900)
Interest costs on projected benefit obligation	14,175

Net periodic postretirement benefit cost/ (income)	$(47,452)

      The weighted-average discount rate and rate of increase in future per capita cost of covered health care benefits for retirees used in determining the actuarial present value of the projected benefit obligation was 7.0%.

(14) Self Insurance Reserves:

      As of April 30, 2002, Smith & Wesson had reserves for workers compensation and product liability totaling approximately $11,768,000, of which, $7,350,000 has been classified as non-current and the remaining amounts are included in accounts payable and accrued expenses on the accompanying consolidated balance

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates.

      Following is a summary of the activity in the workers’ compensation and product liability reserves for the year ended April 30, 2002:

Year Ended
April 30, 2002

Beginning balance, at acquisition of Smith & Wesson	$14,703,000
Provision, net of reserve adjustments	669,000
Payments	(3,604,000)

Ending balance	$11,768,000

(15) Note Payable, Related Party:

      Note payable, related party, bears interest at 10% per annum on the average balance outstanding, is unsecured and was due on September 30, 2002. Pursuant to the terms of this loan agreement, the Company may borrow, through September 30, 2000, up to a limit of $500,000 for use in the Company’s normal course of business. Pursuant to the terms of this agreement dated September 30, 1999, interest payments were due on January 15th and July 15th. In the event that the Company fails to make timely interest payments within 90 days from its due date, the loans would become payable on demand. As of April 30, 2002, the Company owed $357,425 under this loan agreement. Subsequent to April 30, 2002, the Company repaid this note in full.

(16) Notes Payable:

     Bank Letters of Credit Facility

      During August 2001, the Company’s subsidiary, Smith & Wesson (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, Smith & Wesson may borrow up to $8 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.75% on July 3, 2002), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender. As of April 30, 2002, the Company had open letters of credit aggregating $5.8 million.

     Bank Loan

      During March 2002, the Company entered into a specific purpose loan agreement with its bank. Pursuant to the terms of this agreement, the Company borrowed $15 million to pay the Acquisition Note and the Melby Note related to the acquisition of Smith & Wesson Corp. (see Note 2). The outstanding balance accrues interest at a rate of 5.85% per annum, and is collaterized by liquid assets of the Company, up to the face aggregate amount of the obligation. Interest is payable monthly and the principal is payable in monthly payments of $166,060 starting April 28, 2002, and is due in full by March 28, 2012.

     Tomkins Note

      The Acquisition Agreement requires the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. As of April 30, 2002, the outstanding principal balance on the Tomkins Note is $30,000,000. In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note were amended as follows:

(a) Commencing on May 11, 2001, the due date was extended by ten years to May 11, 2011;

(b) The unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004;

(c) Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and may not exceed $1,800,000 for annual periods thereafter;

(d) Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business (this balance was repaid in March 2002);

(e) Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets; and

(g) In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately. In addition, any change in control of the Company or Smith & Wesson, will accelerate the Tomkins Note and will become due and payable in full immediately.

(17) Income Taxes:

      The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that are likely to be realized. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The Company files consolidated Federal and separate or consolidated state income tax returns in states in which it conducts business. Smith & Wesson is obligated to pay the Company its allocable share of the consolidated corporation tax liability, determined as if Smith & Wesson were filing a separate income tax return. A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

	Year Ended	Year Ended
	April 30, 2002	April 30, 2001

Federal income taxes (benefit) expected at 34% statutory rate	$(1,927,000)	$(1,420,000)
State income taxes (benefit), less federal income tax benefit	47,000	(75,000)
Interest expense (warrant issue cost)	1,739,000	160,000
Other, for which no tax benefit is available	23,598	145,000
Change in valuation allowance	188,000	1,190,000

Total provision	$70,598	$—

      The change in valuation allowance does not reflect $8.8 million of deferred tax asset valuation allowance arising from the acquisition of Smith & Wesson and accounted for under the purchase method at acquisition date.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) is comprised of the following:

	Year Ended	Year Ended
	April 30, 2002	April 30, 2001

Current:
Federal	$—	$—
State	70,598	—

Total current	70,598	—
Deferred	—	—

Total provision	$70,598	$—

      Future tax benefits (deferred tax liabilities) relate to temporary differences on the following:

	Year Ended	Year Ended
	April 30, 2002	April 30, 2001

Current tax assets (liabilities):
Environmental reserves	$185,000	$—
Inventory reserves	1,016,000	—
Product liability	1,615,000	—
Accrued expenses, including compensation	2,830,000	—
Other	1,010,000	—
Section 481 LIFO to FIFO adjustment	(1,306,000)	—
Property taxes	(192,000)	—
Less valuation allowance	(5,158,000)	—

Net deferred tax asset (liability) — current	—	—

Non-current tax assets (liabilities):
Net operating loss carryforwards	3,150,000	1,790,000
Environmental reserves	1,330,000	—
Product liability	2,188,000	—
Property, plant and equipment	2,588,000	—
Section 481 LIFO to FIFO adjustment	(2,702,000)	—
Intangibles	(1,145,000)	—
Less valuation allowance	(5,409,000)	(1,790,000)

Net deferred tax asset (liability) — non-current	—	—

Net tax asset (liability) — total	$—	$—

      Federal net operating loss carryforwards amounted to $8.8 million and $4.8 million as of April 30, 2002 and 2001, respectively, which start to expire in 2017. State net operating loss carryforwards amounted to $5.5 million and $4.8 million as of April 30, 2002 and 2001, respectively, most of which expire from 2003 to 2006. In the opinion of management, a valuation allowance has been established for the net deferred tax asset, as its utilization is not reasonably assured.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Commitments and Contingencies:

     Litigation

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

      In addition, the Company is also co-defendant in various legal proceedings brought by certain cities, municipalities and counties, against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories.

      The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with litigation counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company, as management believes that it has provided adequate reserves.

  Environmental Remediation

      The Company is subject to numerous federal, state and local laws which regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, the Company to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to the Company’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

      The Company has in place programs and personnel that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company will fund its environmental costs through cash flows from operating revenue and expects to do so in the future. Smith & Wesson believes that it is in compliance with applicable environmental regulations in all material respects.

      The Company is required to remediate hazardous waste at Company owned facilities. Currently, a site in Springfield, Massachusetts is subject to four remediation projects as part of the Massachusetts Contingency

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan (MCP). The MCP provides a structured environment for the voluntary remediation of regulated releases. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Company. The Company has received notice that it is a potentially responsible party from the Environmental Protection Agency (EPA) and/or individual states under CERCLA or a state equivalent at one site.

      The Company has reserves of $4.1 million ($3.5 million as non-current), at net present value, for remediation of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and costs can be reasonably estimated. The Corporation’s estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

      Based on information known to the Company, management does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial conditions of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

  Contracts

      Employment Agreements — The Company has entered into arms length employment agreements with certain officers and managers to retain their expertise in the ordinary course of business.

      Other Agreements — The Company has various arms length distribution agreements with various third parties in the ordinary course of business.

      Rental Lease — The Company leases its office facility and retail space under operating leases that expire at various times through May 2005 with annual rental commitment of approximately $300,000.

(19) Stockholders’ Equity:

  Common Stock

      The Company had 10,112,147 shares issued and outstanding as of May 1, 2000.

      In March 2000, the Company commenced an offering to issue convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures were convertible into common stock at the discretion of the holder at a 25% discount off of the trading price. Net proceeds received amounted to $950,000. Upon issuance, the Company recorded interest expense of $118,280, based upon a calculated amount of the five preceding days stock prices, in accordance with guidance under Emerging Issues Task Force (“EITF”) 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Pursuant to this EITF, the beneficial conversion feature of $118,280 is calculated at its intrinsic value at the commitment date and charged to expense at the date of issuance inasmuch as the debentures are immediately convertible into equity. The Company also paid debt issue costs of $133,000, all of which has been charged to interest expense using the interest method (effective interest rate of 31%) as of April 30, 2001. As of December 31, 2000, $841,000 of the debentures had been

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted into 2,651,658 shares of common stock at an average price of $0.317 per share. During January 2001, the remaining $159,000 of the debentures were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

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

      In November 2000, the Company conducted a Private Placement of 1,600,000 of its restricted common stock. The Company sold a total of 1,600,000 shares resulting in net proceeds of $200,000.

      In December 2000, the Company authorized the issuance of 300,000 shares of its restricted common stock to an officer as a bonus and payment for services rendered. Compensation expense of $54,000 has been recorded, which was calculated at a 20% discount of the trading price of the underlying stock.

      During January 2001 to March 2001, the Company issued 1,080,521 shares of its restricted common stock to its to key consultants and individuals in exchange for services rendered. Compensation expense of $437,215 has been recorded, which was calculated at an average price of $0.41 per share over the service period of the trading price of the underlying stock.

      During May 2001, the Company issued 200,000 shares, valued at the trading price of $1.20 per share or $240,000, to three unrelated individuals for services rendered in connection with the acquisition of Smith & Wesson Corp. Accordingly, the entire cost of $240,000 has been accounted for as acquisition cost of Smith & Wesson.

      In relation to the capital needed to acquire Smith & Wesson Corp. on May 11, 2001, the Company granted warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (including a fair value of $4,562,500 for 8.7 million warrants for the underlying common shares and 875,000 common shares valued at fair value of $437,500) were netted against the proceeds of the loan. The entire debt issue cost was amortized over the life (1 year) of the note using the effective interest method (effective rate of 140%) into interest expense pursuant to EITF-00-27.

      During the year ended April 30, 2001, no warrants were exercised. However, during the year ended April 30, 2002, warrants were exercised as follows:

(a) During May 2001, 750,000 warrants were exercised by affiliated of a related party at $0.80 per share for net proceeds of $600,000. These warrants were granted in relation to the financing of the Note (see Note 2).

(b) During March 2002, 7,094,500 warrants were exercised by a related party at $0.40 per share for net proceeds of $2,837,800. These warrants were granted in relation to the financing of the Note (see Note 2).

(c) During April 2002, 1,250,000 warrants were exercised by unrelated parties at $0.40 per share for net proceeds of $500,000. These warrants were granted in relation to the short term loan of $500,000.

      During March 2002, the Company sold 1,375,424 shares of the Company’s common stock to a significant shareholder and director for net proceeds of $2,269,450, at a price of $1.65 per share, which equaled the trading price.

      During the year ended April 30, 2002, the Company issued 207,334 shares of the Company’s common shares to various consultants for services rendered and hence, recorded compensation expense of $290,348.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Stock Warrants

      The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants during 2002 and 2001.

      During February 2001, the Company issued 1,250,000 warrants to purchase 1,250,000 shares underlying the Company’s common stock at an exercise price of $0.40 per share. These warrants were issued in consideration for a short term loan ($500,000) obtained from these individuals and accordingly, the fair value using Black Scholes pricing model of $380,000 or $0.31 per share for these warrants were accounted for as debt issue costs. Pursuant to EITF 00-27, debt issue costs should be amortized over the life (six months) of the note using the effective interest method (approximately 160%). During the year ended April 30, 2002 and 2001, the Company amortized $114,000 and $266,000 into interest expense, respectively. The unpaid interest plus the principal balance was paid back in July 2001.

      During March 2001, the Company issued 300,000 warrants to purchase 300,000 shares underlying the Company’s common stock at an exercise price of $0.50 per share to two consultants. These warrants were issued in consideration for services rendered in relation to potential acquisition targets and accordingly, the fair value using Black Scholes pricing model of $165,000 or $0.55 per share for these warrants were accounted for as compensation costs, and charged directly to expense during the year ended April 30, 2001.

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

      The following outlines the activity related to the warrants for the period indicated:

	2002		2001

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	11,550,000	$0.83	—	$—
Outstanding at the end of the year	11,159,450	$0.89	11,550,000	$0.83
Granted during the year	8,703,950	$0.49	11,550,000	$0.83
Exercised during the year	9,094,500	$0.43	—	$—
Exercisable at the end of the year	11,159,450	$0.89	11,550,000	$0.83
Canceled/forfeited during the year	—	$—	—	$—
Weighted average remaining life (years)	3.6		4.4

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Employee Stock Option Plan

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless previously terminated by the board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. During the years ended April 30, 2002 and 2001, the Company granted 1,550,000 and 0 options under the SOP, respectively. Under this grant, none of the options granted will vest before October 2002.

      The number and weighted average exercise prices of options granted under the SOP, for the years ended April 30, 2002 and 2001 are as follows:

	2002		2001

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	—	$—	—	$—
Outstanding at the end of the year	1,550,000	$0.81	—	$—
Granted during the year	1,550,000	$0.81	—	$—
Exercised during the year	—	$—	—	$—
Exercisable at the end of the year	—	—	—	$—
Canceled/forfeited during the year	—	$—	—	$—
Weighted average remaining life (years)	9.0		—

      Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

Expected life (years)	5-10 years
Risk-free interest rate	6.0%
Dividend yield	—
Volatility	150%

      Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the years ended April 30, 2002 and 2001 are as follows:

	2002		2001

	Historical	Proforma	Historical	Proforma

Net loss	$5,462,830	$5,551,196	$4,175,572	$11,911,053

Net loss per share — basic and diluted	$0.27	$0.27	$0.31	$0.87

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Stock Purchase Plan

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP became effective on April 1, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 22, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The first purchase period shall commence on June 22, 2002 and shall end on September 30, 2002. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of a Corporate Transaction, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the year ended April 30, 2002, no transactions were consummated under the ESPP.

EXHIBIT INDEX

Exhibit
No.		Description

2.1	(2)	Stock Purchase Agreement dated as of May 11, 2001 between Tomkins Corporation, a Delaware corporation and Saf-T-Hammer Corporation, a Nevada corporation, pursuant to which Saf-T-Hammer Corporation acquired Smith & Wesson Corporation.
2.2	(2)	Note issued by Saf-T-Hammer Corporation to Tomkins Corporation dated May 11, 2001.
2.3	(2)	Guaranty by and between Saf-T-Hammer Corporation and Tomkins Corporation dated May 11, 2001.
2.4	(2)	Promissory Note dated April 30, 1997 issued by Smith & Wesson Corp. to Tomkins Corporation.
2.5	(2)	First Amendment to Promissory Note dated May 11, 2001 between Tomkins Corporation and Smith & Wesson Corp.
3.1	(1)	Articles of Incorporation.
3.2	(1)	Amendment to the Articles of Incorporation filed on October 16, 1996.
3.3	(1)	Amendment to the Articles of Incorporation filed on May 12, 1998.
3.4	(1)	Amendment to the Articles of Incorporation filed on October 22, 1998.
3.5	(1)	Bylaws.
3.6	(5)	Amendment to the Bylaws dated November 2, 2001.
3.7	(7)	Amendment to the Articles of Incorporation filed on February 15, 2002.
3.8	(8)	Amendment to the Bylaws dated July 24, 2002.
4.1	(2)	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.
4.2	(2)	Form of Common Stock Purchase Warrant issued to Bryan Saxwold and Corey Lambrecht.
4.7	(3)	Form of Common Stock Purchase Warrant dated March 19, 2001 and issued to finders in connection with $500,000 short-term loan.
4.8	(6)	2001 Stock Option Plan dated May 31, 2001.
4.9	(6)	Form of Option to 2001 Stock Option.
4.10	(6)	Employee Stock Purchase Agreement dated as of April 1, 2002.
4.11	(6)	Form of Subscription Agreement to Employee Stock Purchase Agreement.
10.2	(3)	Trademark Agency Agreement with UMAREX dated March 11, 2000.
10.3	(3)	Agreement with Walther/ UMAREX dated August 1, 1999.
10.5	(3)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.
10.6	(3)	Executive Employment Agreement with Robert L. Scott dated May 11, 2001.
10.12	(3)	Agreement with Western Mass Electric dated July 6, 1998.
10.13	(3)	Agreement with Western Mass Electric dated December 18, 2000.
10.14	(3)	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.
10.15	(3)	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.
10.18	(3)	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.
10.19	(3)	Promissory Note & Loan Agreement with Smith & Wesson Corp. dated May 15, 2001.
10.20	(4)	Security Agreement with Smith & Wesson Corp. dated May 15, 2001.
10.22	(4)	Master Supply Agreement with Remington Arms dated August 1, 2001.
10.23	(5)	First Amendment to Promissory Note and Loan Agreement with Smith & Wesson Corp. dated November 2, 2001.
10.24	(8)	Commercial Promissory Note with Banknorth, N.A. dated March 28, 2002.
10.25	(8)	Loan Agreement with Banknorth, N.A. dated March 28, 2002.
10.26	(8)	Guaranty to Banknorth, N.A. dated March 28, 2002.
10.27	(8)	Guaranty from Smith & Wesson Corp. to Banknorth, N.A. dated March 28, 2002.
10.28	(8)	Solvency Certificate to Banknorth, N.A. dated March 28, 2002.

Exhibit
No.		Description

10.29	(8)	First Modification to Loan and Security Agreement and Revolving Line of Credit Note with Banknorth, N.A. dated March 28, 2002.
10.30	(8)	Form of Wholesale Sporting Goods Distributor Agreement.
10.31	(8)	Form of Wholesale Law Enforcement Distributor Agreement.
10.32	(8)	Form of Law Enforcement Dealer Agreement.
21.1	(8)	Subsidiaries of the Company.
23.1	(8)	Consent of Stonefield Josephson, Inc.
24.1		Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

(1)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on May 29, 2001.

(3)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(4)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on March 18, 2002.

(8)	Filed herewith.