Form 10QSB
period 2002-07-31
SMITH & WESSON HOLDING CORP
filed 2002-09-16
CIK 1092796

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002

Commission File No. 029015

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14500 North Northsight Boulevard, Suite 116	85260

Scottsdale, Arizona (Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(480) 949-9700

         The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of September 15, 2002

Common stock, $.001 par value	29,683,613

         The issuer is not using the Transitional Small Business Disclosure format.

SMITH & WESSON HOLDING CORPORATION

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Unaudited Balance Sheet – July 31, 2002	4

	Consolidated Unaudited Statements of Operations for the three months ended July 31, 2002 and 2001	5

	Consolidated Unaudited Statements of Cash Flows for the three months ended July 31, 2002 and 2001	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

CERTIFICATIONS

PART I:   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED BALANCE SHEET — JULY 31, 2002

ASSETS

Current assets:

Cash and cash equivalents	$11,176,617

Marketable securities	4,680,071

Accounts receivable, net of allowance for doubtful accounts of $244,539	9,936,907

Inventories	18,688,304

Other current assets	5,319,633

Income tax receivable	211,803

Total current assets	50,013,335

Property, plant and equipment, net	8,092,653

Intangibles, net	3,372,567

Collaterized cash deposits	21,000,000

$82,478,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$19,969,756

Deferred income	1,626,784

Due to Walther USA, LLC, net of investment deficit	514,291

Total current liabilities	22,110,831

Notes payable	45,000,000

Other non-current liabilities	10,735,221

Commitments and contingencies (Note 5)	—

Stockholders’ equity:

Common stock, $0.001 par value, 100 million shares authorized 29,683,613 shares issued and outstanding	27,552

Additional paid-in capital	16,514,646

Accumulated deficit	(11,909,695)

Total stockholders’ equity	4,632,503

$82,478,555

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months ended

	July 31, 2002	July 31, 2001

Net sales	$20,558,762	$11,236,069

Cost of goods sold	15,199,274	10,824,483

Gross Profit	5,359,488	411,586

Operating expenses:

Research and development	195,369	143,677

Selling and marketing	2,278,284	1,456,171

General and administrative	2,753,841	2,616,936

Total operating expenses	5,227,494	4,216,784

Income/(loss) from operations	131,994	(3,805,198)

Other income/(expense):

License income, net	275,061	258,817

Interest income	210,660	258,008

Interest expense	(896,813)	(2,956,937)

	(411,092)	(2,440,112)

Loss before income taxes	(279,098)	(6,245,310)

Income taxes	7,142	(125,000)

Net loss

	$(286,240)	$(6,120,310)

Weighted average number of common equivalent shares outstanding, basic and diluted	29,683,613	18,308,529

Net loss per share, basic and diluted	$(0.01)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months ended

	July 31, 2002	July 31, 2001

Cash flows provided by (used for) operating activities:

Net loss	$(286,240)	$(6,120,310)

Adjustments to reconcile net loss to cash provided by (used for) operating activities:

Amortization and depreciation	396,840	447,517

Income tax benefit	—	(125,000)

Interest expense, including debt issue costs and beneficial conversion feature	—	2,000,000

Changes in operating assets and liabilities:

(Increase) decrease in assets:

Accounts receivable	1,991,858	2,980,823

Inventories	676,771	1,486,118

Other current assets	(2,735,441)	2,083,770

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(4,125,270)	(2,737,535)

Deferred income	29,111	(1,374,829)

Net cash provided by (used for) operating activities	(4,052,371)	(1,359,446)

Cash flows provided by (used for) investing activities:

Net cash and cash equivalents acquired from business combination	—	28,598,168

Proceeds from marketable securities	2,859,203	—

Payments for patent costs	(39,364)	—

Payments to acquire property and equipment	(936,827)	(350,407)

Net cash provided by (used for) investing activities	1,883,012	28,247,761

Cash flows provided by (used for) financing activities:

Payments on loans and notes payable, related party	(357,425)

Payments on loans and notes payable, unrelated parties	—	(500,000)

Proceeds from exercise of warrants to acquire common stock	—	600,000

Net cash provided by (used for) financing activities	(357,425)	100,000

Net increase (decrease) in cash and cash equivalents	(2,526,784)	26,988,315

Cash and cash equivalents, beginning of period	13,703,401	313,610

Cash and cash equivalents, end of period	$11,176,617	$27,301,925

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS, CONTINUED

	Three Months ended

	July 31, 2002	July 31, 2001

Supplemental disclosure of cash flow information:

Cash paid for - Interest, including related party	$896,813	$1,406,937

Income taxes	$4,392	$800

Supplemental disclosure of non-cash financing and investing activities:

Shares and warrants issued to raise debt to acquire Smith & Wesson Corp.	$—	$5,000,000

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$—	$5,000,000

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$—	$10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

(1)	Basis of Presentation:

Organization:

Smith & Wesson Holding Corporation (the “Company”) was originally incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc.

On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation. Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

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

Business Activity:

The Company, through its subsidiary Smith & Wesson Corp. (“S&W”), manufactures firearms and related products and accessories for sale through its distribution network and to public, safety and military agencies in the United States and throughout the world.

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

Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of Smith & Wesson Holding Corporation for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended April 30, 2002. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2003.

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

S&W accounted for its inventory, valued at the lower of cost or market, using the last-in, first-out (LIFO) method until its acquisition by Saf-T-Hammer Corporation on May 11, 2001, when it adopted the accounting policy (FIFO method) of Saf-T-Hammer Corporation. For financial accounting and reporting purposes, the Company accounted for the inventory acquired on May 11, 2001 using the fair value method, which did not have any allowances or reserves. For tax purposes, the LIFO reserve as of May 11, 2001 approximated $14.8 million, for which a deferred tax liability of approximately $5.9 million was recorded. Under the Internal Revenue Code, the change in accounting method for its inventory for tax purposes from LIFO to FIFO requires the Company to reverse its LIFO reserve into income over an equal four-year period (25% per year). The Company plans to utilize its deferred tax assets, consisting primarily of net operating loss carryforwards and accrued liabilities to offset the LIFO to FIFO adjustment taxable income.

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

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of FASB 141 did not have a material impact to the Company’s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of FASB 142, “Goodwill and Other Intangibles” did not have a material impact to the Company’s financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” did not have a material impact to the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(2)	Bank Line of Credit:

Bank Letters of Credit Facility

During August 2001, the Company’s subsidiary S&W (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, S&W may borrow up to $8 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.75% on July 31, 2002), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender. As of July 31, 2002, the Company had open letters of credit aggregating $5.9 million.

Bank Loan

During March 2002, the Company entered into a specific purpose loan agreement with its bank. The outstanding balance accrues interest at a rate of 5.85% per annum, and is collaterized by liquid assets of the Company, up to the face aggregate amount of the obligation. Interest is payable monthly and the principal is payable in monthly payments of $166,060 starting April 28, 2004, and is due in full by March 28, 2014.

(3)	Inventories (Unaudited):

A summary is as follows:

Raw materials	$1,259,452

Work in process	1,725,883

Finished parts	7,895,471

Finished goods	7,807,498

$18,688,304

(4)	Stockholders’ Equity:

There were no equity related transactions during the three months ended July 31, 2002.

(5)	Litigation:

The Company’s subsidiary S&W, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against S&W.

In addition, S&W is also co-defendant in various legal proceedings brought by certain cities, municipalities and counties, against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Results of Operations for the Three months Ended July 31, 2002 Compared to the Three months Ended July 31, 2001

Revenues: Net sales for the three months ended July 31, 2002 was $20,558,762 representing an increase of approximately 83% over net sales of $11,236,069 for the same period ended July 31, 2001.

Net sales of firearms and related products increased by $7,918,387, or 97.3% for the period ended July 31, 2002 to $16,053,972 from $8,135,585 for the same period ended July 31, 2001. This increase in net sales of firearms is due to increased demand for all handgun product lines, both domestically and internationally. Revolver sales accounted for approximately 50.0% of the sales increase and Walther firearms accounted for another 25.0%.

Gross Profit: For the three months ended July 31, 2002, gross profit was $5,359,488, or 26.1% as a percentage of net sales, representing an improvement of over 1200% of gross profit of $411,586 or 3.7% as a percentage of net sales for the same period ended July 31, 2001. This improvement in gross profit margin of approximately 22.4% is primarily the result of 1) higher sales volume with favorable production volume variances, which accounted for 6.0% of the improved gross margin, and 2) the resulting effect of one-time purchase accounting adjustments to inventory that occurred during the three months ended July 31, 2001 of $1,846,620 which accounted for the other 16.4% of the improved gross margin.

Operating Expenses: Total operating expenses for the three months ended July 31, 2002 were $5,227,494 compared to $4,216,784 for the same period ended July 31, 2001. Increases in operating expenses are primarily due to the $822,113 rise in selling and marketing expenses relating to the Company’s continuing effort to increase domestic and international market share of firearms in both the consumer and law enforcement sectors. The remaining rise of $188,597 in operating expenses relate to continuing research and development of “authorized user only handgun” or “smart gun” technology and advanced law enforcement technology, as well as, general and administrative cost increases relating to this research and development.

Interest Expense: Interest expense, net of interest income, for the three months ended July 31, 2002 was $686,153 as compared to $2,698,929 for the same period ended July 31, 2001. This decrease is primarily due to the refinancing of its $10.0 million and $5.0 million notes, which existed at July 31, 2001, with a $15.0 million long-term loan bearing a lower interest rate from Banknorth, N.A. Additionally, during the three months ended July 31, 2001, the Company incurred non-cash financing cost of $5.0 million from the issuance of warrants, which was amortized over the original life (1 year) of the $5.0 million note, resulting in an interest expense of $2.1 million. Interest expense for the current period arose primarily from the note to

Banknorth and the $30.0 million long-term note from Smith & Wesson (“S&W”) to Tomkins. Both notes are more fully described under Liquidity and Capital Resources.

Income Taxes: For the three months ended July 31, 2002, there is an estimated tax expense of $7,142 as compared to an estimated tax benefit of $125,000 for the same period ended July 31, 2001. This tax expense is attributable to state taxes on profits of S&W, on an unconsolidated basis, for certain states.

Net loss: Net loss for the three months ended July 31, 2002 was $286,240 or basic and diluted net loss per share of $0.01 compared to $6,120,310 or basic and diluted net loss per share of $0.33 for the same period ended July 31, 2001.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $36.9 million at July 31, 2002. Of this amount, approximately $21.0 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to the Company by S&W and S&W’s ability to incur or guaranty indebtedness.

The Company used $4.1 million of net cash for operating activities during the three months ended July 31, 2002 compared to cash used for operating activities of $1.4 million during the same period ended July 31, 2001. This increase in cash used for operations of $2.7 million includes payments for annual insurance premiums and the annual contribution to the S&W profit sharing fund.

Net cash provided by investing activities was $1.9 million for the three months ended July 31, 2002 compared to cash provided by investing activities of $28.2 million for the same period ended July 31, 2002. Substantially all of the cash provided by investing activities in the previous period related to the acquisition of S&W. Net cash provided by investing activities in the current period primarily related to maturing of marketable securities now held as cash. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Net cash used for financing activities was $357,425 during the three months ended July 31, 2002 compared to cash provided by financing activities of $100,000 during the same period ended July 31, 2001. All of the cash used for financing activities in the current period arose from the repayment of the related party note payable. The Company does not anticipate a need for external financing in FY2003.

As of July 31, 2002, the Company had total long-term debt of $45.0 million; $15.0 million due from the Company to Banknorth, N.A., and $30.0 million due from S&W to Tomkins Corporation. S&W also has an available line of credit up to $8.0 million with Banknorth used for stand-by and commercial letters of credit and working capital. Terms of the line of credit include interest at the lender’s prime rate (currently 4.75%); and require S&W to repay the outstanding balance at any time upon demand and provide cash collateral to the extent that this credit line is used. There were no borrowings under the line of credit as of July 31, 2002, however, S&W had open letters of credit approximating $5.9 million.

The Company obtained a $15.0 million long-term loan from Banknorth in April 2002 to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% and has a 12-year term which commenced on March 28, 2002. The note is amortized over a 10-year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments thereafter for the life of the loan. The loan is fully collateralized by S&W marketable securities, and/or cash.

The remaining $30.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% and has a term of 10 years which commenced on May 11, 2001. It is unsecured, may be prepaid in part or in whole at any time, and is amortized over a 10-year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments thereafter for the life of the loan. Although the loan is unsecured, it does contain covenants restricting the Company’s use of S&W cash and other assets, limits the amount of dividends that may be paid to the Company to $1.8 million per year (other than for the year ended April 30, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of the Company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report on Form 10-QSB contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and are generally set forth below and particularly discussed in the Company’s Form 10-KSB for the year ended April 30, 2002.

Risk Factors

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and have no ability to predict or control those cycles.

•	We are subject to seasonal fluctuations in demand and, based on historical trends, believe that the quarter ended July 31 is our weakest quarter.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding but can provide no assurance that a court would not rule otherwise.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp.

•	Our two significant notes contain covenants limiting our discretion with respect to various business matters.

•	Costs of insurance for all firearms manufacturers continue to increase and we in particular have been impacted by those increases.

•	We are still seeking to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures are more advantageous than ours.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future making our reserves of $4.1 million inadequate.

•	Demand for our products is subject to the popularity of new product designs, pistol designs, quality control and availability of Walther PPK pistols.

ITEM 3.    CONTROLS AND PROCEDURES

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed in Note 5 to the consolidated financial statements included in this Report on Form 10-QSB, which is incorporated herein by reference. The Company has previously reported all cases instituted against it through April 30, 2002, and the results of those cases, where terminated, on its previous Form 10-KSB filed on July 29, 2002 with the Securities and Exchange Commission (the “SEC”), to which reference is hereby made.

No new cases were instituted against the Company or its wholly-owned subsidiary Smith & Wesson Corp (“S&W”) during the three months ended July 31, 2002, except as previously reported in the Form 10-KSB.

The following describes material updates to or dismissals of cases previously reported by the Company:

City of Cincinnati v. Beretta U.S.A. Corp., et al., in the Court of Common Pleas in Hamilton County, Ohio. On August 14, 2002, plaintiff filed an amended complaint. On September 3, 2002, S&W answered plaintiff’s amended complaint. Discovery is ongoing. Trial is scheduled to begin in this case on September 22, 2003.

City of Camden v. Beretta U.S.A. Corp., et al., in the Superior Court in Camden County, New Jersey. Defendants’ motion to dismiss is pending before the Court. The rehearing on defendants’ motion to dismiss was postponed. The case is stayed pending a decision by the New Jersey appellate court in the City of Newark case.

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. Defendants’ renewed motion to dismiss was filed on August 2, 2002. A hearing on the renewed motion is scheduled for November 1, 2002.

Tara LaCelle, an Individual, et al. v. Shatana Pole, et al., in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai. On September 4, 2002, S&W filed its answer to plaintiffs’ complaint.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. On August 28, 2002, a hearing was held on defendant’s incidental motion to void plaintiff’s claim for lack of capacity to act due to the late registration of the distribution agreement before the Central Bank, and its final petition for the lack of liability under Law 173 due to the just cause of termination of the distributorship agreement. The motions are pending before the court.

On August 21, 2002, the previously reported International Licensing Corporation case was settled within the limits of the Company’s self insurance coverage.

The following case was instituted against S&W since July 31, 2002:

City of Jersey City v. Smith & Wesson Corp., et al., Superior Court of New Jersey, Law Division, Hudson County. The complaint alleges that handgun manufacturers, distributors and trade associations willfully, deliberately, recklessly and negligently marketed and distributed handguns and have failed to utilize safety devices which would prevent unauthorized users from accessing and firing their guns causing a “public nuisance.” The complaint also alleges civil conspiracy and violation of the New Jersey Constitution. Plaintiff seeks injunctive relief, compensatory, general and punitive damages, counsel fees and costs, plus other relief as the court may deem equitable and just.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: None.

(b)	Reports on Form 8-K: None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2002

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By: /s/ Mitchell A. Saltz

Mitchell A. Saltz, CEO, Director

CERTIFICATIONS

I, Mitchell A. Saltz, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Smith & Wesson Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ Mitchell A. Saltz Mitchell A. Saltz Chief Executive Officer (Principal Executive Officer)

I, Damian A. Larson, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Smith & Wesson Holding Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ Damian A. Larson Damian A. Larson Chief Financial Officer (Principal Financial Officer)