Form 10QSB
period 2002-10-31
SMITH & WESSON HOLDING CORP
filed 2002-12-16
CIK 1092796

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002

Commission File No. 029015

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688

(State or other jurisdiction of incorporation or organization) 14500 North Northsight Boulevard, Suite 116	(I.R.S. Employer Identification No.)
Scottsdale, Arizona	85260

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of December 13, 2002

Common stock, $.001 par value	29,805,430

The issuer is not using the Transitional Small Business Disclosure format.

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED UNAUDITED BALANCE SHEET — OCTOBER 31, 2002
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME (OPERATIONS)
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
10QSB
EX-10.33

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED BALANCE SHEET — OCTOBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,859,651
Marketable securities	4,729,412
Accounts receivable, net of allowance for doubtful accounts of $293,000	12,289,596
Inventories	18,274,431
Other current assets	4,028,959
Income tax receivable	198,334

Total current assets	49,380,383

Property, plant and equipment, net	9,123,848
Intangibles, net	3,350,676
Collaterized cash deposits	21,000,000

$82,854,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,527,886
Deferred income	1,598,894
Due to Walther USA, LLC, net of investment deficit	32,953

Total current liabilities	22,159,733

Notes payable	45,000,000

Other non-current liabilities	10,735,221

Commitments and contingencies (Note 5)	—
Stockholders’ equity:
Common stock, $0.001 par value, 100 million shares authorized 29,750,730 shares issued and outstanding	27,620
Additional paid-in capital	16,590,421
Accumulated deficit	(11,658,088)

Total stockholders’ equity	4,959,953

$82,854,907

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME (OPERATIONS)

	Three Months ended		Six Months ended

	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001

Net sales	$23,470,085	$19,918,682	$44,028,847	$31,154,751
Cost of goods sold	16,668,328	15,843,952	31,867,602	26,668,435

Gross Profit	6,801,757	4,074,730	12,161,245	4,486,316

Operating expenses:
Research and development	106,344	140,580	301,713	284,257
Selling and marketing	2,445,821	2,172,935	4,724,105	3,629,106
General and administrative	3,757,357	1,758,945	6,511,198	4,479,160

Total operating expenses	6,309,522	4,072,460	11,537,016	8,392,523

Income (Loss) from operations	492,235	2,270	624,229	(3,906,207)

Other income/(expense):
License income, net	371,138	258,817	646,199	620,913
Interest income	202,160	214,350	412,820	472,357
Interest expense	(800,193)	(2,613,667)	(1,697,006)	(5,570,603)

	(226,895)	(2,140,500)	(637,987)	(4,477,333)

Income (Loss) before income taxes	265,340	(2,138,230)	(13,758)	(8,383,540)
Income taxes	13,732	(1,712,226)	20,874	(1,837,226)

Net Income (Loss)	$251,608	$(426,004)	$(34,632)	$(6,546,314)

Weighted average common equivalent shares outstanding:
Basic	29,705,499	18,675,942	29,694,556	18,529,192

Diluted	33,676,970	18,675,942	29,694,556	18,529,192

Net Income (Loss) per share:
Basic	$0.01	$(0.02)	$(0.00)	$(0.35)

Diluted	$0.01	$(0.02)	$(0.00)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months ended

	October 31, 2002	October 31, 2001

Cash flows provided by (used for) operating activities:
Net loss	$(34,632)	$(6,546,314)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	544,201	546,549
Income tax benefit	—	(1,819,634)
Stock compensation for services rendered	—	110,900
Interest expense, including debt issue costs and beneficial conversion feature	—	3,600,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(360,831)	(3,105,805)
Inventories	1,090,644	5,134,826
Other current assets	(1,959,321)	2,651,246
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,534,187)	(1,742,480)
Income taxes	13,732	(31,377)
Deferred income	1,221	11,152

Net cash used for operating activities	(4,239,173)	(1,190,937)

Cash flows provided by (used for) investing activities:
Net cash and cash equivalents acquired from business combination	—	28,598,168
Proceeds from marketable securities	2,809,862	7,385,000
Payments for patent costs	(59,272)	—
Payments to acquire property and equipment	(2,073,584)	(817,063)

Net cash provided by investing activities	677,006	35,166,105

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, related party	(357,425)
Payments on loans and notes payable, unrelated parties	—	(500,000)
Proceeds from exercise of warrants to acquire common stock	75,842	600,000

Net cash provided by (used for) financing activities	(281,583)	100,000

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS, CONTINUED

	Six Months ended

	October 31, 2002	October 31, 2001

Net increase (decrease) in cash and cash equivalents	(3,843,750)	34,075,168
Cash and cash equivalents, beginning of period	13,703,401	69,110

Cash and cash equivalents, end of period	$9,859,651	$34,144,278

Supplemental disclosure of cash flow information:
Cash paid for -
Interest, including related party (2001 only)	$1,697,006	$1,501,724

Income taxes	$7,616	$—

Supplemental disclosure of non-cash financing and investing activities:
Issuance of stock for services, including acquisition related	$—	$110,900

Shares and warrants issued to raise debt to acquire Smith & Wesson Corp.	$—	$5,000,000

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$—	$5,000,000

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$—	$10,000,000

SMITH & WESSON HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

(1)	Basis of Presentation:

Organization:

Smith & Wesson Holding Corporation, (the “Company”) was originally incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc.

On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. (“S&W”) for $15,000,000 from Tomkins Corporation. Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of S&W.

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

Business Activity:

The Company, through its subsidiary Smith & Wesson Corp. (“S&W”), manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world. The Company also licenses, under contract, the Smith & Wesson name to qualifying entities for use on various products including but not limited to home security products, knives, golf clubs and bicycles.

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

Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of Smith & Wesson Holding Corporation for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended April 30, 2002. Operating results for the six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2003.

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

Licensing Income:

Royalties from licensing agreements are recognized as earned, only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments. Minimum royalty payments are invoiced and received over the contractual earnings period on a straight-line quarterly basis, which approximates the economic benefit period.

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

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(2)	Bank Line of Credit:

Bank Letters of Credit Facility

During August 2001, the Company’s subsidiary, S&W (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, S&W may borrow up to $8 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.75% on October 31, 2002), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender. As of October 31, 2002, the Company had open letters of credit aggregating approximately $5.9 million.

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

(3)	Inventories:

A summary is as follows:

Raw materials	$1,160,162
Work in process	1,665,378
Finished parts	7,007,944
Finished goods	8,440,947

$18,274,431

(4)	Stockholders’ Equity:

The Company sold 67,117 common stock shares pursuant to its Employee Stock Purchase Plan for $75,842 during the three months ended October 31, 2002.

The Company granted 290,000 options to purchase 290,000 shares of the Company’s common stock to certain key employees and non-employee directors at an exercise price of $1.18 per share. Additionally, the Company granted 300,000 options to purchase 300,000 shares of the Company’s common stock to a key employee at an exercise price of $1.39 per share. The exercise price of all options is determined by the final closing price for the stock as of the day the options are granted. The Company accounts for Stock

Options pursuant to APB 25 and accordingly, since the fair value of the underlying common stock equaled the exercise price at the grant date, no compensation expense has been recognized.

(5)	Litigation:

The Company’s subsidiary, S&W, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against S&W.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three and Six months Ended Oct. 31, 2002 Compared to the Three and Six months Ended Oct. 31, 2001

Revenues: Net sales for the three and six months ended Oct. 31, 2002 were $23,470,085 and $44,028,847, respectively. This represents an increase of 17.8% over net sales of $19,918,682 for the three month period ended Oct. 31, 2001; and an increase of 41.3% over net sales of $31,154,751 for the six month period ended Oct. 31, 2001.

Net sales of firearms and related products increased by $2,177,342, or 13.5% for the three months ended Oct. 31, 2002 to $18,343,481 from $16,166,139 for the same three months ended Oct. 31, 2001. Net sales of firearms and related products increased by $10,251,474, or 42.0% for the six months ended Oct. 31, 2002 to $34,633,967 from $24,382,493 for the same six months ended Oct. 31, 2001. This increase in net sales of firearms is due to increased demand for all handgun product lines, both domestically and internationally. For the current six month period, revolver sales accounted for 35.3% of the sales increase and Walther firearms accounted for another 50.0%.

Gross Profit: For the three and six months ended Oct. 31, 2002, gross profit was $6,801,757 and $12,161,245, respectively, representing increases of $2,727,027 or 66.9% and $7,674,929 or 171.1% over the same periods in 2001.

Gross profit as a percentage of net sales (“gross profit margin”) for the three months ended Oct. 31, 2002 improved to 29.0% representing an improvement of 41.5% on the gross profit margin of 20.5% for the same period ended Oct. 31, 2001. Gross profit margin for the six months ended Oct. 31, 2002 improved to 27.6% representing an improvement of 91.7% on the gross profit margin 14.4% for the same period ended Oct. 31, 2001. For the three and six months ended Oct. 31, 2002, the improvement in gross profit margin is primarily the result of 1) higher sales volume with favorable production volume variance which accounted for 25.8% and 57.4%, respectively, of the improved gross profit margin and 2) the result of one-time purchase accounting adjustments to inventory that occurred. These adjustments totaled $1,030,018 and $2,876,638, and account for 15.7% and 34.4%, respectively, of the gross profit margin improvement, in the three and six months ended Oct. 31, 2002.

Operating Expenses: Total operating expenses for the three and six months ended Oct. 31, 2002 were $6,309,522 and $11,537,016, respectively, compared to $4,072,460 and $8,392,523, respectively, for the same periods ended Oct. 31, 2001. The rise in operating expenses is due to the costs associated with the Company’s increased sales revenues and continuing effort to increase domestic and international market share of firearms, as well as increased general and administrative costs supporting the Company’s efforts to develop “authorized user only handgun” or “smart gun” technology, introduce advanced law enforcement technology, expand its licensing presence and provide for S&W’s profit sharing program. For the three and six months ended Oct. 31, 2002, selling and marketing expenses increased $272,886 and $1,094,999, respectively; and, general and administrative expenses increased $1,998,412 and $2,032,038.

Interest Expense: Interest expense, net of interest income, for the three and six months ended Oct. 31, 2002 was $598,033 and $1,284,186, respectively, as compared to $2,399,317 and $5,098,246, respectively, for the same periods ended Oct. 31, 2001. This decrease is primarily due to the refinancing of its $10.0 million and $5.0 million notes, which existed at Oct. 31, 2001, with a $15.0 million long term loan bearing a lower interest rate from Banknorth, N.A. Additionally, during the six months ended Oct. 31, 2001, the Company incurred non-cash financing costs with the issuance of common shares and warrants of $5.0 million, which was amortized over the original life (1 year) of the $5.0 million note, resulting in an interest expense of $1.5 million and $3.6 million, respectively, for the three and six months ended Oct. 31, 2001. Interest expense for the current period arose primarily from the note to Banknorth, N.A. and S&W’s $30.0 million long term note to Tomkins. Both notes are more fully described under Liquidity and Capital Resources.

Other Income: Licensing income, net of licensing expense, for the three and six months ended Oct. 31, 2002 was $371,138 and $646,199, respectively, as compared to $258,817 and $620,913, respectively, for the same periods ended Oct. 31, 2001. The Company derives licensing income by allowing qualifying entities to place the Smith & Wesson name on various consumer and/or commercial products. Licensed products bearing the Smith & Wesson name must fit the Company’s growth strategy and maintain its quality standards. Currently, licensed products include, but are not limited to, home security products, knives, golf clubs and bicycles. During the current three month period, the Company has signed exclusive licensing agreements for specific home security products, golf clubs, and bicycles; and, continues to focus efforts on the growth of additional licensed products.

Income Taxes: For the three and six months ended Oct. 31, 2002, there is an estimated tax expense of $13,732 and $20,874, respectively, as compared to an estimated tax benefit of $1,712,226 and $1,837,226 for the same period ended Oct. 31, 2001. This tax expense is attributable to state taxes on profits of S&W, on an unconsolidated basis, for certain states.

Net Income/Loss: Net income for the three months ended Oct. 31, 2002 was $251,608 or basic and diluted net income per share of $0.01 compared to a net loss of $426,004 or basic and diluted net loss per share of $0.02 for the same period ended Oct. 31, 2001. Net loss for the six months ended Oct. 31, 2002 was

$34,632 or basic and diluted net loss per share of $0.00 compared to a net loss of $6,546,314 or basic and diluted net loss per share of $0.35 for the same period ended Oct. 31, 2001.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $35.6 million at Oct. 31, 2002. Of this amount, approximately $21.0 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to the Company by S&W and S&W’s ability to incur or guaranty indebtedness.

The Company used $4.3 million of net cash for operating activities during the six months ended Oct. 31, 2002 compared to cash used for operating activities of $1.2 million during the same period ended Oct. 31, 2001. The $1.2 million of cash used for operating activities for the six months ended Oct. 31, 2001 is net of a $5.1 million repayment on secured deposits related to the acquisition of S&W. The Company continues to focus on inventory reduction as evidenced by the $1.1 million decrease in the six months ended Oct. 31, 2002. The increase in accounts payable and accrued expenses reflects higher insurance and legal expenses as well as an increase in the annual contribution to the S&W profit sharing fund.

Net cash provided by investing activities was $0.7 million for the six months ended Oct. 31, 2002 compared to cash provided by investing activities of $35.2 million for the same period ended Oct. 31, 2001. Substantially all of the cash provided by investing activities in the prior year related to the acquisition of S&W. Net cash provided by investing activities in the current period primarily relates to the maturing of marketable securities partially reduced by costs to acquire new equipment and pursue new patents. Net cash provided by investing activities is now held as cash and marketable securities. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Net cash used for financing activities was $281,583 during the six months ended Oct. 31, 2002 compared to cash provided by financing activities of $100,000 during the same period ended Oct. 31, 2001. Cash used for financing activities in the current year arose from the repayment of a $357,425 related party note payable partially offset by $75,842 cash provided by the sale of common stock through the Company’s Employee Stock Purchase Program. The Company does not anticipate a need for external financing in FY2003.

As of Oct. 31, 2002, the Company had total long-term debt of $45.0 million; $15.0 million due from the Company to Banknorth, N.A., and $30.0 million due from S&W to Tomkins Corporation. S&W also has an available line of credit up to $8.0 million with Banknorth used for stand-by and commercial letters of credit and working capital. Terms of the line of credit include interest at the lender’s prime rate (currently 4.75%); and require S&W to repay the outstanding balance at any time upon demand and provide cash collateral to the extent that this credit line is used. There were no borrowings under the line of credit as of Oct. 31, 2002, however, S&W had open letters of credit approximating $5.9 million.

The Company obtained a $15.0 million long-term loan from Banknorth in April 2002 to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% and has a 12 year term which commenced on March 28, 2002. The note is amortized over a 10 year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments thereafter for the life of the loan. The loan is fully collateralized by S&W marketable securities and/or cash.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and various litigations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for operating activities, environmental remediation costs, product liability and related legal fees, and the classification and realization of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

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

Risk Factors

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and have no ability to predict or control those cycles.

•	We are subject to seasonal fluctuations in demand and, based on historical trends, believe that the quarter ended July 31 is our weakest quarter.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding but can provide no assurance that a court would not rule otherwise.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp.

•	Our two significant notes contain covenants limiting our discretion with respect to various business matters.

•	Costs of insurance for all firearms manufacturers continue to increase and we in particular have been impacted by those increases.

•	We are still seeking to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures are more advantageous than ours.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future making our reserves of $4.1 million inadequate.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German trading partner.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the legal proceedings against the Company is discussed in Note 5 to the consolidated financial statements included in this Report on Form 10-QSB, which is incorporated herein by reference. The Company has previously reported all cases instituted against it through September 10, 2002, and the results of those cases where terminated, in its Form 10-KSB and Form 10-QSB reports previously filed with the Securities and Exchange Commission (the “SEC”), to which reference is here made.

No new cases were instituted against the Company or its wholly-owned subsidiary Smith & Wesson Corp. (“S&W”) during the three months ended October 31, 2002.

The following describes (i) one dismissed case, and (ii) material updates to previously reported pending cases since the filing of the most recent Form 10-QSB.

Cases Dismissed or Resolved
The following previously reported case has been dismissed:

Mayor James H. Sills, Jr., et al. v. Smith & Wesson Corp., et al., in the Superior Court of the State of Delaware in and for New Castle County. On December 3, 2002, the court granted defendants’ motion for summary judgment on the issue of damages. Plaintiffs’ notice of appeal is due on January 2, 2003. Plaintiffs have not indicated whether they will appeal.

Pending Cases
The following describes material updates to cases previously reported by the Company.

City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. On November 4, 2002, the Appellate Court of Illinois issued an opinion reversing the trial court’s decision granting defendants’ motion to dismiss plaintiffs’ public nuisance claim and remanding the case back to the trial court. On November 25, 2002, defendants’ petition for leave to appeal was filed with the Illinois Supreme Court. On the same day, however, Defendant Sports Authority filed a petition for rehearing in the appellate court, which divested the supreme court of jurisdiction over the case. As such, the petition for rehearing will have to be resolved before the supreme court may consider the petition for leave to appeal.

Dennis W. Archer, Mayor of the City of Detroit, et al. v. Arms Technology, Inc., et al., in the Circuit Court for the County of Wayne in Michigan. On November 19, 2002, oral argument was held before the Michigan Court of Appeals. No decision has issued to date.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. The court reversed and remanded the decision of the trial court as to certain dealer defendants against whom plaintiff alleged specific violations of firearms laws. On October 21, 2002, plaintiff filed a Petition to Transfer to the Indiana Supreme Court. No decision has issued on the petition to date.

Mayor James Sharpe, and the City of Newark, New Jersey v. Arcadia Machine & Tool, et al., in the Superior Court of New Jersey in Essex County, New Jersey. Oral argument on defendants’ application for interlocutory appeal is scheduled before the Superior Court of New Jersey, Appellate Division on December 9, 2002.

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. Briefing on defendants’ renewed motion to dismiss was completed on November 1, 2002. A hearing on the renewed motion is scheduled for January 24, 2003.

Edward H. McNamara, Wayne County Executive, et al. v. Arms Technology, Inc., et al., in the Circuit Court for the County of Wayne in Michigan. On November 19, 2002, oral argument was held before the Michigan Court of Appeals. No decision has issued to date.

Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. On October 2, 2002, the Illinois Supreme Court granted the Petition for Leave to Appeal filed by Smith & Wesson and Bryco Arms. Their opening brief is due on December 11, 2002. This case remains consolidated with the Smith and Young cases described in Form 10-KSB for purposes of appeal only.

The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York. (This case consolidates National Association for the Advancement of Colored People, et al. v. American Arms, Inc. with National Association for the Advancement of Colored People, et al. v. AccuSport Corporation, et al.). On December 10, 2002, Defendants’ Motion for Summary Judgment for Lack of Standing was denied. On October 9, 2002, defendants filed a Petition for Writ of Mandamus on the issue of standing with the United States Court of Appeals for the Second Circuit. No ruling has been issued on defendants’ petition to date. Trial is scheduled to begin on March 24, 2003.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. Briefing on the merits of the case was completed in the trial court in November. No decision or judgment on the merits of the case has been issued by the judge to date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.33 Executive Employment Agreement of Roy Cuny

(b)	Report on Form 8-K:

The Company filed a Current Report on Form 8-K on September 16, 2002, relating to the CEO’s and CFO’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2002
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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Damian A. Larson

Damian A. Larson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No	Description

10.33	Executive Employment Agreement of Roy Cuny