Form 10QSB
period 2003-01-31
SMITH & WESSON HOLDING CORP
filed 2003-03-17
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2003

Commission File No. 029015

SMITH & WESSON HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 14500 North Northsight Boulevard, Suite 116 Scottsdale, Arizona (Address of principal executive offices)	87-0543688 (I.R.S. Employer Identification No.) 85260 (Zip Code)

Issuer’s telephone number, including area code:	(480) 949-9700

The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class Common stock, $.001 par value	Outstanding as of March 10, 2003 30,270,462

The issuer is not using the Transitional Small Business Disclosure format.

SMITH & WESSON HOLDING CORPORATION

PART I CONDENSED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet - January 31, 2003
Consolidated Statements of Income (Operations) for the three and nine months ended January 31, 2003 and 2002
Consolidated Statements of Cash Flows for the nine months ended January 31, 2003 and 2002
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Internal Controls and Procedures
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I: CONDENSED FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION

CONSOLIDATED UNAUDITED BALANCE SHEET - JANUARY 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$9,184,757
Marketable securities	4,926,107
Accounts receivable, net of allowance for doubtful accounts of $345,000	13,469,754
Inventories	14,918,652
Other current assets	3,015,765
Income tax receivable	198,335

Total current assets	45,713,370

Property, plant and equipment, net	10,080,683
Intangibles, net	3,304,962
Collaterized cash deposits	21,000,000

$80,099,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,104,999
Deferred income	202,130

Total current liabilities	19,307,129

Notes payable	45,000,000

Other non-current liabilities	10,535,221

Commitments and contingencies (Note 7)	—
Stockholders’ equity:
Common stock, $0.001 par value, 100 million shares authorized 29,805,430 shares issued and outstanding	27,675
Additional paid-in capital	16,655,360
Accumulated deficit	(11,426,370)

Total stockholders’ equity	5,256,665

$80,099,015

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME (OPERATIONS)

	Three Months ended		Nine Months ended

	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002

Net sales	$24,939,113	$21,606,035	$68,967,960	$52,760,786
Cost of goods sold	18,526,531	15,238,299	50,394,133	41,906,734

Gross Profit	6,412,582	6,367,736	18,573,827	10,854,052

Operating expenses:
Research and development	66,879	112,151	368,592	396,408
Selling and marketing	2,726,178	2,108,701	7,450,283	5,737,807
General and administrative	3,025,393	1,488,097	9,536,591	5,967,257

Total operating expenses	5,818,450	3,708,949	17,355,466	12,101,472

Income (Loss) from operations	594,132	2,658,787	1,218,361	(1,247,420)

Other income/(expense):
License income, net	391,266	277,483	1,037,465	898,396
Interest income	138,693	200,126	551,513	672,483
Interest expense	(879,590)	(1,988,833)	(2,576,596)	(7,559,436)

	(349,631)	(1,511,224)	(987,618)	(5,988,557)

Income (Loss) before income taxes	244,501	1,147,563	230,743	(7,235,977)
Income taxes	12,784	(128,333)	33,658	(1,965,559)

Net Income (Loss)	$231,717	$1,275,896	$197,085	$(5,270,418)

Weighted average common equivalent shares outstanding:
Basic	29,790,278	19,427,764	29,726,462	18,830,879

Diluted	36,028,044	19,427,764	35,768,825	18,830,879

Net loss per share:
Basic	$0.01	$0.07	$0.01	$(0.28)

Diluted	$0.01	$0.07	$0.01	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months ended
	January 31, 2003	January 31, 2002

Cash flows provided by (used for) operating activities:
Net loss	$197,085	$(5,270,418)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	882,359	730,724
Income tax benefit	—	(1,947,967)
Stock compensation for services rendered	64,875	110,900
Interest expense, including debt issue costs and beneficial conversion feature	—	4,500,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,540,989)	(1,392,537)
Inventories	4,446,423	4,723,373
Other current assets	(932,395)	4,045,692
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(5,190,027)	(2,710,252)
Income taxes	—	(28,548)
Deferred income	(1,395,543)	17,862

Net cash provided by (used for) operating activities	(3,468,212)	2,778,829

Cash flows provided by (used for) investing activities:
Net cash and cash equivalents acquired from business combination	—	28,598,168
Proceeds from marketable securities	2,613,167	7,385,000
Payments for patent costs	(55,357)	(300,000)
Payments to acquire property and equipment	(3,326,778)	(1,145,889)

Net cash provided by (used for) investing activities	(768,968)	34,537,279

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, related party	(357,425)
Payments on loans and notes payable, unrelated parties	—	(500,000)
Proceeds from exercise of warrants to acquire common stock	75,961	600,000

Net cash provided by (used for) financing activities	(281,464)	100,000

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS, CONTINUED

	Nine Months ended
	January 31, 2003	January 31, 2002

Net increase (decrease) in cash and cash equivalents	(4,518,644)	37,416,108
Cash and cash equivalents, beginning of period	13,703,401	69,110

Cash and cash equivalents, end of period	$9,184,757	$37,485,218

Supplemental disclosure of cash flow information:
Cash paid for -
Interest, including related party (2002 only)	$2,350,000	$2,834,000

Income taxes	$7,616	$—

Supplemental disclosure of non-cash financing and investing activities:
Issuance of stock for services, including acquisition related	$—	$110,900

Shares and warrants issued to raise debt to acquire Smith & Wesson Corp.	$—	$5,000,000

Payments on behalf of the Company to acquire Smith & Wesson Corp.	$—	$5,000,000

Note issued to Tomkins as consideration to acquire Smith & Wesson Corp.	$—	$10,000,000

SMITH & WESSON HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

(1)	Basis of Presentation:

Organization:

Smith & Wesson Holding Corporation, (the “Company”) was originally incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc. Effective October 20, 1998, De Oro Mines, Inc. acquired the assets of Saf-T-Hammer, Inc., and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation.

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

On February 14, 2002, the Company changed its name from Saf-T-Hammer, Inc. to Smith & Wesson Holding Corporation.

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

Business Activity:

The Company, through its subsidiary Smith & Wesson Corp., manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world. The Company also licenses, under contract, the Smith & Wesson name to qualifying entities for use on various products including but not limited to home security products, knives, golf clubs and bicycles.

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

Interim Financial Statements:

The accompanying unaudited interim condensed consolidated financial statements of Smith & Wesson Holding Corporation for the respective periods presented reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended April 30, 2002. Operating results for the nine months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2003.

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

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(2)	Bank Line of Credit:

Bank Letters of Credit Facility

During August 2001, the Company’s subsidiary S&W (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, S&W may borrow up to $8 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.25% on January 31, 2003), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender. As of January 31, 2003, the Company had open letters of credit aggregating approximately $5.9 million.

Notes Payable

During March 2002, the Company entered into a specific purpose loan agreement with Banknorth, N.A. The outstanding balance of $15.0M accrues interest at a rate of 5.85% per annum, and is collaterized by liquid assets of the Company’s subsidiary S&W, up to the face aggregate amount of the obligation. Interest is payable monthly and the principal is payable in monthly payments starting April 28, 2004, and is due in full by March 28, 2014. Monthly principal and interest payment beginning on April 28, 2004, will be $165,403.

The Company’s subsidiary S&W has a long-term note due to Tomkins Corporation. The outstanding balance of $30.0M accrues interest at a rate of 9.0% per annum and is completely unsecured. Interest is payable monthly and the principal is payable in monthly payments starting June 11, 2004, and is due in full by May 11, 2011. Monthly principal and interest payment beginning on June 11, 2004, will be $482,672.

(3)	Inventories:

     A summary is as follows:

Raw materials	$1,091,935
Work in process	1,767,437
Finished parts	$6,492,335
Finished goods	5,566,945

$14,918,652

(4)	Property, Plant and Equipment:

Property, plant and equipment consisting of land, building, improvements, machinery, equipment, computers, furniture and fixtures are recorded at cost. Cost, at the date of acquisition, was the result of discounting the fair value by approximately $23.0 million under the purchase method of accounting since the net fair value of assets acquired exceeded the price paid.

(5)	Intangibles:

Intangibles, net are recorded at cost. Cost, at the date of acquisition, was the result of discounting the fair value by approximately $13.0 million under the purchase method of accounting since the fair value of assets acquired exceeded the price paid.

(6)	Stockholders’ Equity:

The Company issued 50,000 shares of the Company’s common stock as pursuant to a previously entered litigation settlement at an effective price of $1.18 per share (based on the final closing price on the date of settlement). Additionally, the Company issued 4,700 shares of the Company’s common stock to an employee in lieu of an expense reimbursement at an effective price of $1.25 per share (based on the final closing price on the date of such agreement).

The Company granted an option to purchase 5,000 shares of the Company’s common stock to an employee at an exercise price of $1.51 per share. Additionally, the Company granted an option to purchase 50,000 shares of the Company’s common stock to another new employee at an exercise price of $1.84 per share. The exercise price of all options is determined by the final closing price for the stock as of the day the options are granted. The Company accounts for Stock Options pursuant to APB 25 and accordingly, since the fair value of the underlying common stock equaled the exercise price at the grant date, no compensation expense has been recognized.

(7)	Litigation:

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

(8)	Subsequent Events:

On February 25, 2003, S&W sold approximately 85 acres of excess land from its Roosevelt Avenue facility in Springfield, Massachusetts to the City of Springfield Redevelopment Authority for $1.75 million. Terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is secured by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum. This land, with a book value of $349,142, was a portion of the land on which S&W carries an environmental clean up reserve. No reduction has been made to the environmental clean up reserve as of the January 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three and Nine Months Ended January 31, 2003 Compared to the Three and Nine Months Ended January 31, 2002

Revenues: Net sales for the three and nine months ended January 31, 2003 were $24,939,113 and $68,967,960, respectively. This represents an increase of 15.4% over net sales of $21,606,035 for the three month period ended January 31, 2002; and an increase of 30.7% over net sales of $52,760,786 for the nine month period ended January 31, 2002.

Net sales of firearms and related products increased by $3,459,936, or 20.1% for the three months ended January 31, 2003 to $20,636,399 from $17,176,463 for the same three months ended January 31, 2002. Net sales of firearms and related products increased by $13,711,410, or 33.0% for the nine months ended January 31, 2003 to $55,270,366 from $41,558,956 for the same nine months ended January 31, 2002. This increase in net sales of firearms is due to increased demand for handgun product lines, both domestically and internationally. For the current nine month period, pistol sales accounted for 33.7% of the sales increase and Walther firearms accounted for another 53.9%.

Gross Profit: For the three and nine months ended January 31, 2003, gross profit was $6,412,582 and $18,573,827, respectively, representing increases of $44,846 or .7% and $7,719,775 or 71.1% over the same periods in 2002.

Gross profit as a percentage of net sales (“gross profit margin”) for the three months ended January 31, 2003 was 25.7%, compared to the gross profit margin of 29.5% for the same period ended January 31, 2002. The 12.9% decline in gross profit margin in the three months ended January 31, 2003 was primarily the result of: 1) the discounted sale of obsolete and slow moving inventory, and 2) promotional efforts targeted at capturing additional shelf space at the retail level. Management believes that increasing the presence of S&W products at the retail level will provide a significant opportunity to strengthen its position within the consumer market, continue revenue growth and allow for improved profit margins on firearm sales.

Gross profit margin for the nine months ended January 31, 2003 was 26.9% compared to the gross profit margin of 20.6% for the same period ended January 31, 2002. The 30.6% improvement in gross profit margin for the nine months ended January 31, 2003 is attributable to 1) the higher sales volume with favorable production volume variance which accounted for 57.2% of the improved gross profit margin and 2) the result of one-time purchase accounting adjustments to inventory that were required under GAAP purchase accounting rules, during the nine months ended January 31, 2002. This increase of $3,057,694 in S&W’s inventory carry cost in the previous nine month period accounts for almost 39.6% of the gross profit margin difference between the two periods.

Operating Expenses: Total operating expenses for the three and nine months ended January 31, 2003 were $5,818,450 and $17,355,466, respectively, compared to $3,708,949 and $12,101,472, respectively, for the same periods ended January 31, 2002. For the three and nine months ended January 31, 2003, selling and marketing expenses increased $617,477 and $1,712,476, respectively; and, general and administrative expenses increased $1,537,296 and $3,569,334, respectively. The increase in operating expenses is due to personnel, marketing and similar costs associated with the Company’s effort to increase S&W’s sales revenues, capture additional market share for its firearm products, increase its licensing revenues and improve operating efficiencies; salary and other general costs associated with the introduction of advance technology products for national and local law enforcement as well as homeland security agencies and; additional expenses to provide for S&W’s profit sharing program and list the Company’s common stock on the American Stock Exchange.

In addition to a strategic focus on rebuilding and increasing the revenue and profitability of S&W’s core product lines, the Company’s management continues its effort to more fully utilize and build the value of the Smith & Wesson name through licensing of the name and introducing advanced technology products to law enforcement and other homeland security agencies. Operating expenses required to establish these two areas increased approximately $485,139 and $1,017,636 compared to the same three and nine month periods last year. Additionally, provision for the S&W profit sharing plan was $441,181 and $694,871, respectively, for the three and nine months ended January 31, 2003 compared to no profit sharing provision, due to the operating loss, in the same periods for the previous year.

Interest Expense: Interest expense, net of interest income, for the three and nine months ended January 31, 2003 was $740,897 and $2,025,083, respectively, as compared to $1,788,707 and $6,886,953, respectively, for the same periods ended January 31, 2002. This decrease is primarily due to the refinancing of its $10.0 million and $5.0 million notes, which existed at January 31, 2002, with a $15.0 million long term loan bearing a lower interest rate from Banknorth, N.A. Additionally, during the nine months ended January 31, 2002, the Company incurred non-cash financing costs with the issuance of common shares and warrants of $5.0 million, which was amortized over the original life (1 year) of the $5.0 million note, resulting in an interest expense of $0.9 million and $4.5 million, respectively for the three and nine months ended January 31, 2002. Interest expense for the current period arose primarily from the note to Banknorth, N.A. and S&W’s $30.0 million long term note to Tomkins. Both notes are more fully described under Liquidity and Capital Resources.

Other Income: Licensing income, net of licensing expense, for the three and nine months ended January 31, 2003 was $391,266 and $1,037,465, respectively, as compared to $277,483 and $898,396, respectively, for the same periods ended January 31, 2002. The Company derives licensing income by allowing qualifying entities to place the Smith & Wesson name on various consumer and/or commercial products. Licensed products bearing the Smith & Wesson name must fit the Company’s growth strategy and maintain its quality standards. Currently, licensed products include, but are not limited to, home security products, knives, golf clubs and bicycles. During the current three month period, the Company has signed new exclusive licensing agreements for firearm safes and vaults, armored vests and apparel for sale in the Japanese market. The Company will continue to focus its efforts on increasing the number of licensed products available to consumers and commercial users in order that it may continue to increase revenues and profitability and more fully utilize the value of the Smith & Wesson name.

Income Taxes: For the three and nine months ended January 31, 2003, there is an estimated tax expense and benefit of $12,784 and $128,333, respectively, as compared to an estimated tax expense and benefit of $33,658 and $1,965,559 for the same period ended January 31, 2002. This tax expense is attributable to state taxes on profits of S&W, on an unconsolidated basis, for certain states.

Net Income/Loss: Net income for the three months ended January 31, 2003 was $231,717 or basic and diluted net income per share of $0.01 compared to net income of $1,275,896 or basic and diluted net income per share of $0.07 for the same period ended January 31, 2002. Net income for the nine months ended January 31, 2003 was $197,085 or basic and diluted net income per share of $0.01 compared to a net loss of $5,270,418 or basic and diluted net loss per share of $0.28 for the same period ended January 31, 2002.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $35.1 million at January 31, 2003. Of this amount, approximately $21.0 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to the Company by S&W and S&W’s ability to incur or guaranty indebtedness.

The Company used $3.5 million of net cash for operating activities during the nine months ended January 31, 2003 compared to cash provided by operating activities of $2.8 million during the same period ended January 31, 2002. The $2.8 million of cash provided by operating activities for the nine months ended January 31, 2002 is net of a $5.1 million repayment on secured deposits related to the acquisition of S&W. The Company is focused on stocking quick selling inventory and turning the inventory it stocks more often. This focus resulted in an inventory reduction of $4.4 million for the nine months ended January 31, 2003. The decrease of approximately $5.2M in accounts payable and accrued expenses reflects a general reduction in the level of accounts payable, payment of legal expenses relative to municipal and product liability litigation, and a reduction in the workers compensation reserve.

Net cash used for investing activities was $0.8 million for the nine months ended January 31, 2003 compared to cash provided by investing activities of $34.5 million for the same period ended January 31, 2002. Substantially all of the cash provided by investing activities in the prior year related to the acquisition of S&W. Net cash used for investing activities in the current period primarily relates to the maturing of marketable securities reduced by costs to acquire new equipment and pursue new patents. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Net cash used for financing activities was $0.3 million during the nine months ended January 31, 2003 compared to cash provided by financing activities of $0.1 million during the same period ended January 31, 2002. Cash used for financing activities in the current year arose from the repayment of a $357,425 related party note payable partially offset by $75,961 cash provided by the sale of common stock through the Company’s Employee Stock Purchase Program. The Company does not anticipate a need for external financing for the remainder of FY2003.

As of January 31, 2003, the Company had total long-term debt of $45.0 million; $15.0 million due from the Company to Banknorth, N.A., and $30.0 million due from S&W to Tomkins Corporation. S&W also has an available line of credit up to $8.0 million with Banknorth used for stand-by and commercial letters of credit and working capital. Terms of the line of credit include interest at the lender’s prime rate (currently 4.75%); and require S&W to repay the outstanding balance at any time upon demand and provide cash collateral to the extent that this credit line is used. There were no borrowings under the line of credit as of January 31, 2003, however, S&W had open letters of credit approximating $5.9 million.

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

The remaining $30.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% and has a term of 10 years which commenced on May 11, 2001. It is unsecured, may be prepaid in part or in whole at any time, and is amortized over a 10 year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments thereafter for the life of the loan. Although the loan is unsecured, it does contain covenants restricting the Company’s use of S&W cash and other assets, limits the amount of dividends that may be paid to the Company to $1.8 million per year (other than for the year ended May 11, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of the Company. As of January 31, 2003, $1.2 million was paid to the Parent.

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

Risk Factors

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and have no ability to predict or control those cycles.

•	We are subject to seasonal fluctuations in demand and, based on historical trends, believe that the quarter ending July 31 is our weakest quarter.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding but can provide no assurance that a court would not rule otherwise.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp.

•	Our two significant notes contain covenants limiting our discretion with respect to various business matters.

•	Cost of insurance for all firearms manufacturers continue to increase and we in particular have been impacted by those increases.

•	We continue our efforts to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures may be more advantageous than ours.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future making our reserves of $4.1 million inadequate.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German trading partner.

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

The Company has reported all cases instituted against it through December 1, 2002, and the results of those cases where terminated, in its Form 10-KSB and Forms 10-QSB filed with the Securities and Exchange Commission, to which reference is here made.

No new cases were instituted against the Company or its wholly-owned subsidiary Smith & Wesson Corp. (“S&W”) during the three months ended January 31, 2003.

The following describes (i) one dismissed case and (ii) material updates to previously reported pending cases since the filing of the most recent Form 10-QSB.

Case Dismissed

The following previously reported case has been dismissed:

Mayor James H. Sills, Jr., et al. v. Smith & Wesson Corp., et al., in the Superior Court of the State of Delaware in and for New Castle County. On December 3, 2002, the court granted defendants’ motion for summary judgment on the issue of damages. Plaintiffs’ notice of appeal was due on December 27, 2002. Plaintiffs have indicated that they will not appeal the trial court’s decision.

Pending Cases

The following describes material updates to cases previously reported by the Company.

The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the City of San Francisco, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated as JCCP 4095 in the Superior Court of San Diego County. On March 7, 2003, the court verbally granted summary judgment as to the manufacturers (including the Company), trade associations, and some distributors. Plaintiffs have not indicated whether they will proceed against the remaining defendants, or whether they will appeal the trial court’s decision.

City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. The appellate court granted Sports Authority’s petition for rehearing, and on March 7, 2003 affirmed its earlier decision. Defendants’ deadline to re-file their petition for leave to appeal to the Illinois Supreme Court is March 28, 2003.

District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On October 21, 2002, plaintiff filed a Petition to Transfer to the Indiana Supreme Court. On November 13, 2002, defendants’ opposition to plaintiffs’ petition to transfer to the Indiana Supreme Court was filed. Oral argument on plaintiffs’ petition to transfer was held on February 27, 2003. No decision has issued to date.

City of Jersey City v. Smith & Wesson Corp., et al., Superior Court of New Jersey, Law Division, Hudson County. Smith & Wesson filed its answer to plaintiff’s complaint on February 20, 2003.

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. A hearing on defendants’ renewed motion to dismiss was held on February 28, 2003. No decision has issued to date.

Mayor James Sharpe, and the City of Newark, New Jersey v. Arcadia Machine & Tool, et al., in the Superior Court of New Jersey in Essex County, New Jersey. Oral argument on defendants’ application for interlocutory appeal was held before the Superior Court of New Jersey, Appellate Division on December 9, 2002. On March 11, 2003, the Appellate Division affirmed the trial court’s decision denying in part the defendant manufacturers’ motion to dismiss. Defendants’ deadline to file their motion for leave to appeal to the Supreme Court of New Jersey is March 31, 2003.

Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. On January 22, 2003, the Illinois Supreme Court granted defendants’ motion to stay the case pending a decision on the petition for leave to appeal in the City of Chicago case. On February 10, 2003, the court, by its own motion, lifted the stay of the case. Smith & Wesson and Bryco’s opening brief is due to the Illinois Supreme Court on March 26, 2003.The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York. (This case consolidates National Association for the Advancement of Colored People, et al. v. American Arms, Inc. with National Association for the Advancement of Colored People, et al. v. AccuSport Corporation, et al.). On January

29, 2003, the court denied defendants’ motion for a jury trial. Expert discovery is ongoing. On February 24, 2003, defendants’ motion for summary judgment was filed. On March 6, 2003, the Second Circuit Court of Appeals denied defendants’ mandamus petition on the issue of standing. A hearing on defendants’ motion for summary judgment is scheduled for March 11, 2003. Trial is scheduled to begin on March 24, 2003.

Claudia Levin v. Smith & Wesson Corp., et. al., in the Circuit Court of Cook County, Illinois. Plaintiff and Smith & Wesson reached a settlement within Smith & Wesson’s limits of self-insurance coverage. On February 26, 2003, the court granted Smith & Wesson’s motion for good faith settlement discharging Smith & Wesson from liability. Co-defendant American Ammo has thirty days to challenge the court’s order.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In November 2002, the Company issued 4,700 shares of common stock to John Steele, an employee, as part of an agreement entered into in October 2002, under which the Company agreed to issue the shares in lieu of $5,875 in payments due to him. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

In November 2002, the Company issued 50,000 shares of common stock to Charles Finklestein, an unrelated third party, as part of a litigation settlement involving the Company’s subsidiary. The final closing price for the Company’s stock on the date of such settlement was $1.18 per share. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on December 16, 2002, relating to the CEO’s and CFO’s Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company filed a Current Report on Form 8-K on March 3, 2003, relating to a change in independent auditors.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2003

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

Date: March 17, 2003

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

Date: March 17, 2003

/s/ Damian A. Larson

Damian A. Larson
Chief Financial Officer
(Principal Financial Officer)