Form 10QSB/A
period 2001-04-30
SMITH & WESSON HOLDING CORP
filed 2003-04-25
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from January 1, 2001 to
April 30, 2001

Commission File No. 1-31552

SMITH & WESSON HOLDING CORPORATION

(Formerly SAF-T-HAMMER CORPORATION)

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)

14500 North Northsight, Suite 116, Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer’s telephone number, including area code: (480) 949-9700

     The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Number of shares outstanding of each of the issuer’s classes of common equity:

Class Common stock, $.001 par value	Outstanding as of April 21, 2003 30,619,633

     The issuer is not using the Transitional Small Business Disclosure format.

EXPLANATORY NOTE –

This amendment on Form 10-QSB/A amends Items 1 and 2 of Part I and Items 2 and 6 of Part II of the Quarterly Report of Smith & Wesson Holding Corporation (the “Company”) on Form 10-QSB previously filed for the quarter ended April 30, 2001. Until February 14, 2002, the Company was named Saf-T-Hammer Corporation. Therefore, in this report the Company is periodically referred to as Saf-T-Hammer Corporation.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Smith & Wesson Holding Corporation
(Formerly Saf-T-Hammer Corporation)

We have audited the accompanying consolidated balance sheet of Smith & Wesson Holding Corporation (formerly Saf-T-Hammer Corporation) as of April 30, 2001, and the consolidated statements of operations, stockholders’ deficiency, and cash flows for the four months then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation as of April 30, 2001, and the results of their operations and their cash flows for the four months then ended, in conformity with accounting principles generally accepted in the United States of America.

\s\Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 3, 2002

SMITH & WESSON HOLDING CORPORATION
(FORMERLY SAF-T-HAMMER CORPORATION)

CONSOLIDATED BALANCE SHEET - APRIL 30, 2001

ASSETS
Current assets:
Cash	$69,110
Accounts receivable	3,904
Inventory	21,780

Total current assets	94,794

Property and equipment, net of accumulated depreciation	31,752

Other assets:
Deposits	5,372
Prepaid Acquisition Costs	189,460

Total other assets	194,832

$321,378

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities -
accounts payable and accrued expenses	$693,980

Loan payable, due July 1, 2002, bears interest at 1.75% over LIBOR and unsecured net of unamortized discount of $114,000	386,000

10% notes payable, related party, due September 30, 2002 and unsecured	597,425

Stockholders’ deficiency:
Common stock; $0.001 par value, 100,000,000 shares authorized, 17,931,355 shares issued and outstanding	15,800
Additional paid-in capital	4,788,798
Accumulated deficit	(6,160,625)

Total stockholders’ deficiency	(1,356,027)

$321,378

The accompanying notes form an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
(FORMERLY SAF-T-HAMMER CORPORATION)

CONSOLIDATED STATEMENT OF OPERATION

FOR THE TRANSITION PERIOD FROM
JANUARY 1, 2001 TO APRIL 30, 2001

Revenue	$23,368
Cost of revenue	9,305

Gross profit	14,063
General and administrative	2,194,660

Net loss	$(2,180,597)

Weighted average number of shares outstanding -
basic and diluted	16,443,054

Net loss per share -
basic and diluted	$(0.13)

The accompanying notes form an integral part of these consolidated financial statements

SMITH & WESSON HOLDING CORPORATION

(FORMERLY SAF-T-HAMMER CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2001 TO APRIL 30, 2001

	Common Stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficiency	deficiency

Balance at January 1, 2001	15,051,805	$12,921	$3,650,463	$(3,980,028)	$(316,644)
Conversion of debt to equity	1,799,029	1,799	157,201		159,000
Issuance of common stock for services to unrelated parties	1,080,521	1,080	436,134		437,214
Issuance of warrants for services related to debt financing			380,000		380,000
Issuance of warrants for services			165,000		165,000
Net loss for the four months ended April 30, 2001				(2,180,597)	(2,180,597)

Balance at April 30, 2001	17,931,355	$15,800	$4,788,798	$(6,160,625)	$(1,356,027)

The accompanying notes form an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION

(FORMERLY SAF-T-HAMMER CORPORATION)

FOR THE TRANSITION PERIOD FROM
JANUARY 1, 2001 TO APRIL 30, 2001

CONSOLIDATED STATEMENT OF CASH FLOW

Cash flows used for operating activities:
Net loss	$(2,180,597)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	82,066
Stock and warrant compensation for services rendered	602,214
Interest expense, including debt issue costs and beneficial conversion feature	284,300
Loss from impairment of goodwill	328,120
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	11,280
Inventories	(21,780)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	572,866

Net cash used for operating activities	(321,531)

Cash flows used for investing activities:
Payments for prepaid acquistion costs	(189,460)
Payments to acquire property and equipment	(3,020)

Net cash used for investing activities	(192,480)

Cash flows provided by financing activities -
proceeds from loans and notes payable, unrelated parties	500,000

Net decrease in cash and cash equivalents	(14,011)
Cash and cash equivalents, beginning of year	83,121

Cash and cash equivalents, end of year	$69,110

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, including related party	$60,000

Income taxes	$800

Supplemental disclosure of non-cash financing and investing activities:
Conversion of debt to equity	$159,000

Issuance of warrants for services related to debt financing	$380,000

Issuance of warrants for services	$165,000

Issuance of common stock for services to unrelated parties	$437,214

The accompanying notes form an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION
(FORMERLY SAF-T-HAMMER CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change of Fiscal Year End:

On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the accompanying financial statements include the transition period from January 1, 2001 to April 30, 2001. In addition, the three months ended March 31, 2001 and 2000 have previously been filed with the Securities and Exchange Commission on Form 10 QSB, as required for any quarterly period of the old fiscal year of December 31 that ended before June 29, 2001, the date on which the Company determined to change its fiscal year end.

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

Segment Information:

The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. Through April 30, 2001, there have been no material foreign operations.

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

Inventory:

Inventory, consisting primarily of firearms safety devices are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

The provisions of Statement of Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset. During the four months ended April 30, 2001, the Company recognized an impairment loss of $328,120.

Property and Equipment:

Property and equipment consisting of equipment, computers, furniture and fixtures are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Equipment	5 years
Furniture and fixtures	3 years
Computers and software	3 years

Goodwill:

On March 31, 2000, the Company entered into a Stock Exchange Agreement (“Agreement”) with MRC Legal Services LLC to acquire 800,000 shares (approximately 80%) of Lost Coast Ventures, Inc., a Delaware Corporation, in exchange for 200,000 shares of its restricted common stock. Pursuant to this Stock Exchange Agreement, immediately following the closing of this Agreement, the shareholders caused Lost Coast Ventures, Inc. to complete a reverse stock split and acquire the remaining 20% of outstanding shares of Lost Coast Ventures, Inc. for nominal cash. In relation to the Stock Exchange Agreement with MRC Legal Services LLC, the Company also entered into a consulting agreement to negotiate and close the Agreement with certain individuals. Pursuant to this Agreement, the Company paid $100,000 cash and issued 250,000 shares of its common stock immediately upon the execution of the stock exchange with the Lost Coast shareholders. This business combination was accounted using the purchase method of accounting and accordingly, the purchase price ($437,500) in excess of the fair value of the assets acquired and liabilities assumed was recorded as goodwill of $437,500. During the four months ended April 30, 2001, management determined that the carrying amount of the net goodwill balance far exceeded the future net undiscounted cash flows expected to be generated, and accordingly, recognized an impairment loss of $328,120.

Net Loss Per Share:

Basic net earnings (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding during the period. Diluted net earnings or (loss) per share are determined by dividing the net earnings or (loss) by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. Common equivalent shares, consisting of 11,550,000 warrants, are not included in the computation of loss per share for the four months ended April 30, 2001 because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements:

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations.” SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption did not have a material impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have any impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have any impact to the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections,” to update, clarify, and simplify existing accounting pronouncements. SFAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS Statement No. 64, which amended SFAS Statement No. 4, was rescinded because it was no longer necessary. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. FASB No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

(3)	Advertising Costs:

Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the four months ended April 30, 2001, advertising expenses amounted to approximately $68,000.

(4)	Property, Plant and Equipment:

A summary is as follows:

Furniture and Equipment	$39,329
Office Furniture	18,936

58,265
Less accumulated depreciation and amortization	26,513

$31,752

Depreciation and amortization expense (including goodwill) amounted to $82,066 for the four months ended April 30, 2001.

(5)	Note Payable, Related Party:

Note payable, related party, bears interest at 10% per annum on the average balance outstanding, is unsecured and was due on September 30, 2002. Pursuant to the terms of this loan agreement, the Company may borrow, through September 30, 2000, up to a limit of $500,000 for use in the Company’s normal course of business. Pursuant to the terms of this agreement dated September 30, 1999, interest payments were due on January 15th and July 15th. In the event that the Company fails to make timely interest payments within 90 days from its due date, the loans would become payable on demand. As of April 30, 2001, the Company owed $597,425 under this loan agreement. Subsequent to April 30, 2001, the Company paid back $596,000 of this outstanding balance.

(6)	Income Taxes:

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

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

Four months ended
April 30, 2001

Federal income taxes (benefit) at 34% statutory rate	$(741,000)
State income taxes (benefit), less federal income tax benefit	(131,000)
Interest expense	284,000
Other, for which no tax benefit is available	258,000
Change in valuation allowance	330,000

Total provision	$—

Future tax benefits (deferred tax liabilities) relate to temporary differences on the following:

April 30, 2001

Non-current tax assets:
Net operating loss carryforwards	$1,790,000
Less valuation allowance	(1,790,000)

Net deferred tax asset	$—

(7)	Commitments and Contingencies:

Litigation

Prior to the Company’s acquisition of its wholly owned subsidiary, Smith & Wesson Corporation (“S&W”), the Company did not have any litigation claims.

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

The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special counsel, it is not probable and is unlikely that the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company, as management believes that it has provided adequate reserves.

Employment Contracts

Employment Agreements - The Company has entered into arms length employment agreements with certain officers and managers to retain their expertise in the ordinary course of business.

(8)	Stockholders’ Equity:

Common Stock

The Company had 15,051,805 shares issued and outstanding as of January 1, 2001.

In March 2000, the Company commenced an offering to issue convertible debentures with a face value of $1,000,000 under Rule 504 of Regulation D. The debentures were convertible into common stock at the discretion of the holder at a 25% discount off of the trading price. Net proceeds received amounted to $950,000. Upon issuance, the Company recorded interest expense of $118,280, based upon a calculated amount of the five preceding days stock prices, in accordance with guidance under Emerging Issues Task Force (“EITF”) 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Pursuant to this EITF, the beneficial conversion feature of $118,280 is calculated at its intrinsic value at the commitment date and charged to expense at the date of issuance inasmuch as the debentures are immediately convertible into equity. The Company also paid debt issue costs of $133,000, all of which has been charged to interest expense using the interest method (effective interest rate of 31%) as of April 30, 2001. As of December 31, 2000, $841,000 of the Debentures had been converted into 2,651,658 shares of common stock at an average price of $0.317 per share. During January 2001, the remaining $159,000 of the Debentures were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

During January 2001 to March 2001, the Company issued 1,080,521 shares of its restricted common stock to key consultants and individuals in exchange for services rendered. Compensation expense of $437,215 has been recorded, which was calculated at an average price of $0.41 per share over the service period of the trading price of the underlying stock.

During the four months ended April 30, 2001, no warrants were exercised.

Stock Warrants

The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants during and 2001.

During February 2001, the Company issued 1,250,000 warrants to two individuals to purchase 1,250,000 shares underlying the Company’s common stock at an exercise price of $0.40 per share. These warrants were issued in consideration for a short term loan ($500,000) obtained from these individuals and accordingly, the fair value using Black Scholes pricing model of $380,000 or $0.31 per share for these warrants were accounted for as debt issue costs. Pursuant to EITF 00-27, debt issue costs should be amortized over the life (six months) of the note using the effective interest method (approximately 160%). During the four months ended April 30, 2001, the Company amortized $266,000 into interest expense. The unpaid interest plus the principal balance was paid back in June 2001.

During March 2001, the Company issued 300,000 warrants to purchase 300,000 shares underlying the Company’s common stock at an exercise price of $0.50 per share to two consultants. These warrants were issued in consideration for services rendered in relation to potential acquisition targets and accordingly, the fair value using Black Scholes pricing model of $165,000 or $0.55 per share for these warrants were accounted for as compensation costs, and charged directly to expense during the four months ended April 30, 2001.

In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formally approved by the Board of Directors on April 24, 2001), to Mitchell Saltz, Chief Executive Officer and a director of the Company and a director of Smith & Wesson (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein. The Saltz Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant.

In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formally approved by the Board of Directors on April 24, 2001), to Robert L. Scott, President and a director of the Company and a director of Smith & Wesson (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of Common Stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein. The Scott Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant.

The following outlines the activity related to the Warrants for the period indicated:

	2001

		Average
		Exercise
	Number	Price

Outstanding at the beginning of the year	—	$—
Outstanding at the end of the year	11,550,000	$0.83
Granted during the year	11,550,000	$0.83
Exercised during the year	—	$—
Exercisable at the end of the year	11,550,000	$0.83
Canceled/forfeited during the year	—	$—
Weighted average remaining life (years)	4.4

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

Proforma information regarding net loss and loss per share, pursuant to the requirements of FASB 123 for the four months ended April 30, 2001 are as follows:

	2001

	Historical	Proforma

Net loss	$2,180,597	$9,916,078

Net loss per share - basic and diluted	$0.13	$0.61

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

The Loan

The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Company prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. Related to this loan, the Company also issued warrants to purchase, in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share. Using the Black Scholes Option pricing model, debt issue costs of $5 million (value of 8.7 million shares up to the loan value) will be netted against the proceeds of the loan. These debt issue costs will be amortized over the life (1 year) of the note using the effective interest method into interest expense pursuant to EITF-00-27.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Transition Period from January 1, 2001 to April 30, 2001:

Change of Fiscal Year End — On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. Accordingly, pursuant to Regulation § 240.13a-10 (Rule 13a-10) “Transition reports” of the 1934 Act, the required consolidated financial statements for the transition period from January 1, 2001 to April 30, 2001 have previously been filed with the Securities and Exchange Commission on Form 10-QSB. The accompanying audited consolidated financial statements have been prepared to present the results of its operations and cash flows for the four months ended April 30, 2001. In addition, the three months ended March 31, 2001 and 2000 have previously been filed with the Securities and Exchange Commission on Form 10-QSB, as required for any quarterly period of the old fiscal year of December 31 that ended before June 29, 2001, the date on which the Company determined to change its fiscal year end.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES — Selling, general and administrative (“SG&A”) expenses totaled $2,194,660 during the transition period from January 1, 2001 to April 30, 2001. During the transition period from January 1, 2001 to April 30, 2001, SG&A expenses included payroll and related expenses of approximately $313,000, marketing and advertising expenses of $92,000, regulatory filings and investor relations of $80,000, professional fees of $119,000, interest of $359,000, an impairment loss on goodwill of $328,000, stock compensation expense of $602,000 and general operating costs including amortization and depreciation of $302,000.

NET LOSS — Net loss amounted to $2,180,597 during the transition period from January 1, 2001 to April 30, 2001.

NET LOSS PER SHARE — Net loss per share, basic and diluted, amounted to $0.13 per share during the transition period from January 1, 2001 to April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the transition period from January 1, 2001 to April 30, 2001, the Company had $23,368 in revenues and $321,378 in total assets as of April 30, 2001. The Company incurred a net loss of $2,180,597 during the transition period from January 1, 2001 to April 30, 2001. As of April 30, 2001, the total current liabilities exceeded total current assets by $599,186.

During the transition period from January 1, 2001 to April 30, 2001, the remaining $159,000 of the 3% Convertible Debentures sold during 2000 were converted into 1,799,029 shares of common stock at an average price of $0.09 per share.

During March 2001, the Company obtained a short term loan from an unrelated party for $500,000. This loan is due on June 20, 2002, is unsecured and bears interest at LIBOR plus 1.75% per annum.

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

Tomkins Note

The Acquisition Agreement required the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million. In satisfaction of this condition, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note was amended as follows:

•	Commencing on May 11, 2001, the new due date was extended by ten years to May 11, 2011.

•	Unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004.

•	Until paid in full, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and not exceed $1,800,000 for annual periods thereafter.

•	Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business.

•	Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets.

•	In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report on Form 10-QSB contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and are generally set forth below and particularly discussed in the Company’s Form 10-QSB for the quarter ended July 31, 2001 previously filed by the Company and the Form 10-KSB for the year ended April 30, 2002.

PART II – OTHER INFORMATION

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

From January 2001 through March 2001, the Company issued 1,080,521 shares of its restricted common stock to certain key consultants and other third parties in exchange for services rendered to the Company, which services were valued in the aggregate at $437,215. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

In February 2001, the Company entered into agreements to obtain a short-term loan from two unrelated parties for $500,000. In consideration for the making of this loan, the Company issued warrants to purchase 1,250,000 shares of common stock, par value of $.001 per share, at the exercise price of $.40 per share subject to adjustment as set forth in the warrants. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

In March, 2001, the Company issued warrants to two unrelated parties to purchase an aggregate of 300,000 shares of common stock, par value of $.001 per share, at the exercise price of $.50 per share subject to adjustment as set forth in the warrants. These warrants were issued as payment of a finder’s fee for arranging the $500,000 short-term loan described above. The form of the warrant issued is attached to this report as Exhibit 4.9. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

The initial payment of $5 million for the acquisition of Smith & Wesson was obtained as a loan (the “Loan”) from Colton Melby, who is currently a director of the Company. In consideration for the making of the Loan, the Company issued to Mr. Melby a Common Stock Purchase Warrant dated May 6, 2001 (the “Warrant”). The Warrant is exercisable immediately, expires six years after the date of issuance, and entitles Mr. Melby to purchase 7,094,500 shares of common stock, par value of $.001 per share, at the exercise price of $.40 per share subject to adjustment as set forth in the Warrant. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of the Warrant.

Warrants were also issued to three affiliates of Mr. Melby in connection with the Loan. Each such warrant expires one year from the date of issuance and entitles the holder to purchase 300,000 shares of common stock, par value $.001 per share at the exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share anytime after June 30, 2001 through the expiration date. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

The Company paid a finder’s fee to two unrelated third parties for arranging the Loan from Mr. Melby. The finder’s fee consisted of a cash payment of $250,000 to each finder and a warrant to purchase 354,725 shares of common stock at the exercise price of $1.00 per share in favor of each of the two individuals. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of these warrants.

On May 11, 2001, the Company issued a warrant to Mitchell Saltz, who is a director and the CEO. The warrant is exercisable immediately, expires five years after the date of issuance, and entitles Mr. Saltz to purchase 5,000,000 shares of common stock, par value of $.001 per share, at the exercise price of $.89 per share subject to adjustment as set forth in the warrant. The warrant was issued as a bonus to Mr. Saltz in consideration of past services to the Company, including his role in the acquisition of Smith & Wesson. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of this warrant.

On May 11, 2001, the Company issued a warrant to Robert L. Scott, who is a director of the Company and the President of Smith & Wesson. The warrant is exercisable immediately, expires five years after the date of issuance, and entitles Mr. Scott to purchase 5,000,000 shares of common stock, par value of $.001 per share, at the exercise price of $.89 per share subject to adjustment as set forth in the warrant. The warrant was issued as a bonus to Mr. Scott in consideration of past services to the Company, including his role in the acquisition of Smith & Wesson. The Company relied upon Section 4(2) of the Securities Act of 1933 with respect to the issuance of this warrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	4.7*	Form of Common Stock Purchase Warrant dated March 19, 2001 and issued to binders in connection with $500,000 short-term loan.

	10.2*	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated March 11, 2000.

	10.3*	Agreement between Smith & Wesson, Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999.

	10.4*	Operating Agreement of Walther USA, LLC between Carl Walther USA, LLC and Smith & Wesson dated as of January 21, 2000.

	10.5*	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000.

	10.6*	Executive Employment Agreement between Smith & Wesson and Robert L. Scott dated as of May 11, 2001.

	10.7*	Smith & Wesson Sales Representative Agreement between Smith & Wesson and Bonanza International, Inc. dated as of October 23, 1999.

	10.8*	Trademark License Agreement between Smith & Wesson and Olympic Optical Company dated as of November 1, 1995.

	10.9*	Trademark License Agreement between Smith & Wesson and Taylor Cutlery dated as of December 1, 1995.

	10.10*	Employment Agreement between Smith & Wesson and George C. Colclough dated February 1, 2001.

	10.11*	Letter Agreement between Smith & Wesson and George C. Colclough dated May 14, 2001.

	10.12*	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated July 6, 1998.

	10.13*	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated December 18, 2000.

	10.15*	Letter Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000.

	10.16*	Settlement Agreement between Smith & Wesson, the City of Boston, and the Boston Public Health Commission.

	10.17*	Trademark License Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated August 1, 1996.

	10.18*	Trademark License Agreement between Smith & Wesson and Canadian Security Agency, Inc. dated May 31, 1996.

	23.1**	Consent of Independent Auditor

99.1**	CEO and CFO Certifications

* Incorporated by reference, filed with the Company’s Form 10-QSB on August 13, 2001

** Filed herewith

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

Dated this 24th day of April, 2003.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By:	/s/ Mitchell A. Saltz Mitchell A. Saltz, CEO, Director

CERTIFICATION

I, Mitchell Saltz, Chief Executive Officer, certify that:

          I have reviewed this quarterly report on Form 10-QSB/A of Smith & Wesson Holding Corporation;

          1.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          2.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:  April 24, 2003

By:	/s/ Mitchell A. Saltz
Mitchell A. Saltz Chief Executive Officer

CERTIFICATION

I, Damian Larson, Chief Financial Officer, certify that:

          1.     I have reviewed this quarterly report on Form 10-QSB/A of Smith & Wesson Holding Corporation;

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

Date: April 24, 2003

By:	/s/ Damian A. Larson
Damian A. Larson Chief Financial Officer

INDEX TO EXHIBITS

4.7*	Form of Common Stock Purchase Warrant dated March 19, 2001 and issued to finders in connection with $500,000 short-term loan.

10.2*	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated March 11, 2000.

10.3*	Agreement between Smith & Wesson, Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999.

10.4*	Operating Agreement of Walther USA, LLC between Carl Walther USA, LLC and Smith & Wesson dated as of January 21, 2000.

10.5*	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000.

10.6*	Executive Employment Agreement between Smith & Wesson and Robert L. Scott dated as of May 11, 2001.

10.7*	Smith & Wesson Sales Representative Agreement between Smith & Wesson and Bonanza International, Inc. dated as of October 23, 1999.

10.8*	Trademark License Agreement between Smith & Wesson and Olympic Optical Company dated as of November 1, 1995.

10.9*	Trademark License Agreement between Smith & Wesson and Taylor Cutlery dated as of December 1, 1995.

10.10*	Employment Agreement between Smith & Wesson and George C. Colclough dated February 1, 2001.

10.11*	Letter Agreement between Smith & Wesson and George C. Colclough dated May 14, 2001.

10.12*	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated July 6, 1998.

10.13*	Agreement between Smith & Wesson and Western Massachusetts Electric Company dated December 18, 2000.

10.15*	Letter Agreement between Smith & Wesson, the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000.

10.16*	Settlement Agreement between Smith & Wesson, the City of Boston, and the Boston Public Health Commission.

10.17*	Trademark License Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson dated August 1, 1996.

10.18*	Trademark License Agreement between Smith & Wesson and Canadian Security Agency, Inc. dated May 31, 1996.

23.1**	Consent of Independent Auditor

99.1**	CEO and CFO Certifications

*	Incorporated by reference, filed with the Company’s Form 10-QSB on August 13, 2001.

**	Filed herewith