Form 10KSB
period 2003-04-30
SMITH & WESSON HOLDING CORP
filed 2003-12-18
CIK 1092796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-31552

Smith & Wesson Holding Corporation

(Name of Small Business Issuer in Its Charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

14500 N. Northsight Blvd., Suite 116 Scottsdale, Arizona	85260 (Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:

(480) 949-9700
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

      The issuer’s total net product sales for the fiscal year ended April 30, 2003 were $98,468,766.

      As of December 8, 2003, there were 30,761,380 outstanding shares of the issuer’s common stock, par value $0.001 per share (“Common Stock”), which is the only class of common stock of the issuer. As of December 8, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer, computed based on the closing price of $1.89 per share, was approximately $35,810,272.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:     Yes ☐          No ☑

PART I

      Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined, and the terms “holding company” and “parent company” refer to Smith & Wesson Holding Corporation while the references to “S&W” refer to Smith & Wesson Corp.

Cautionary Note Regarding Forward-looking Statements and Risk Factors

      This report on Form 10-KSB contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, Risk Factors at the end of the Management’s Discussion and Analysis or Plan of Operations.

The Restatement

Overview

      On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. In this Form 10-KSB, we are restating our previously filed fiscal year 2002 financial statements to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to Smith & Wesson’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to Smith and Wesson’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments are described below:

Net Sales and Cost of Sales

      We are restating our fiscal year 2002 financial statements to increase net sales by $2.8 million and increase cost of sales by $3.8 million. Included in the $2.8 million net sales increase is $1.2 million to reverse a sales return recorded in error. The sales return relates to a pre-acquisition sale by Smith & Wesson Corp., for which no reserve for returns had been established. Accordingly, upon return of the product, we now believe the returned goods should have been recorded as an increase in inventory of $1.2 million and as a reduction to acquired receivables of $1.2 million. As such, we are restating our 2002 financial statements to increase net sales by $1.2 million and increase cost of sales by $1.2 million. We are also restating our fiscal year 2002 financial statements to increase net sales by $1.6 million, increase marketing and selling expense by

$0.7 million for cooperative advertising and distributor incentives, increase cost of goods sold by $0.8 million for the cost of freight and $0.1 million used to fund industry programs. These three costs had incorrectly been reported as reductions of sales. We are also restating to increase cost of sales by $.4 million for inventory and equipment write-offs, decrease cost of goods sold by $0.3 million for depreciation expense which was overstated as a result of errors in the S&W purchase accounting and to increase cost of goods sold by $1.6 million for adjustments to product liability reserves as discussed below.

Product Liability and Environmental Expenses

      In the fourth quarter of fiscal year 2002, we recorded additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements are being restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

Melby Financing; Interest Expense and Compensation Expense Adjustments

      We determined that there were errors in the accounting for a $5 million debt financing, known as the Melby financing, provided to us by Colton R. Melby to finance part of the acquisition of Smith & Wesson Corp. As a result of this loan and the related stock warrants issued, we originally recorded approximately $5,008,500 in expense consisting of $5,000,000 in interest expense, $6,000 in depreciation expense and $2,500 in office supplies expense in fiscal year 2002. We have now determined that under GAAP we should have recorded aggregate expense of $4,541,500 consisting of $2,567,166 in interest expense for amortization of debt discount related to the warrants; $827,414 in interest expense for amortization of debt issue costs arising from the consideration paid to the parties who assisted in arranging the financing (the finders); a loss on early extinguishment of the note payable of $294,420 charged to interest expense; interest expense of $185,000 resulting from settlement of the finders’ liability and compensation expense of $667,500 to a finder related to his employment by us. The net result of these transactions is that the previously reported pre-tax loss for the fiscal year ended April 30, 2002 was overstated by $467,000. Our fiscal year 2002 financial statements are being restated accordingly, to decrease interest expense by $1,126,000, decrease depreciation expense by $6,000, decrease supplies expense by $2,500 and increase general and administrative expense by $667,500 for compensation expense.

      The following discussion provides additional background on the Melby financing. On May 6, 2001, we sold to Mr. Melby a $5 million nonconvertible note due May 12, 2002 and warrants, known as the Melby warrants, to acquire shares of our common stock. At the time of this financing transaction, Mr. Melby had no relationship with us. He became a director of the Company in May 2001, served as our Executive Vice President from May 2002 to September 2002 and served as our President and Chief Operating Officer from September 2002 to December 2003. Under the terms of the Melby financing, we also issued additional warrants, known as the Melby affiliate warrants, to Mr. Melby’s two brothers and one of his associates. Shortly after the issue date, Mr. Melby’s brothers exercised their Melby affiliate warrants. The Melby affiliate warrants issued to Mr. Melby’s associate expired unexercised.

      We initially valued the Melby warrants and the Melby affiliate warrants and recorded a debt discount of $5,000,000 completely offsetting the Melby Note of the same amount. We now believe that under GAAP the $5.0 million financing proceeds should have been allocated among the debt and the Melby warrants and Melby affiliate warrants on a relative fair value basis. Based on their relative values, we have determined that, of the $5.0 million financing proceeds, $2,245,000 should have been allocated to the debt and $2,755,000 should have been allocated to equity for the warrants. As a result of the warrant discount, interest expense for the fiscal year ended April 30, 2002 should have been $2,755,000, comprising $2,567,166 amortized to interest expense over the period from the May 2001 debt issue date through the debt extinguishment date and an early extinguishment loss of $187,834 on the debt extinguishment date. The $5.0 million of debt was redeemed in an early extinguishment on March 28, 2002 for $5 million of consideration consisting of $2,837,000 in cash and $2,162,200 in common stock valued at the March 28, 2002 extinguishment date. Mr. Melby used the $2,837,800 of cash from the extinguishment to exercise his warrants. On the debt extinguishment date, an extinguishment loss of $294,420, including the remaining unamortized debt issue costs of $106,586 and the unamortized debt discount of $187,834, should have been recognized.

      In connection with the Melby financing, on May 11, 2001 we also issued warrants, known as the finders’ warrants, to the two finders retained to locate the Melby financing. These warrants had a fair value of $434,000. In addition to the finders’ warrants, each finder was also entitled to receive a $250,000 cash fee. On May 6, 2001, we advised the finders that they would be paid this fee in approximately 90 days. We now believe that, under GAAP, we should have recorded debt issue costs of $934,000 together with a corresponding liability of $500,000 and $434,000 of paid in capital for the finders’ warrants. In addition, we should have recorded amortization expense of $827,414 in fiscal year 2002 related to the debt issue costs and we should have written off the remaining unamortized debt issue costs of $106,586 on the debt extinguishment date.

      On September 24, 2001, we issued 500,000 shares of common stock to one of the finders to settle the $250,000 liability to him. In addition, on August 9, 2001, we paid $62,500 cash to the other finder, Mr. Corey Lambrecht, which reduced our liability to him from $250,000 to $187,500. On April 1, 2002, Mr. Lambrecht became our Vice President of Licensing. On April 30, 2002, we issued 375,000 shares to him. He has served as our Executive Vice President since September 2002. We had previously recorded the issuance of 875,000 shares of common stock as of May 6, 2001 as a credit to paid in capital for $437,500 or $0.50 per share, although these shares were unissued as of May 6, 2001. We now believe that under GAAP we should have recorded an extinguishment loss of $185,000 in September 2001 based upon the 500,000 shares issued to the first finder on September 24, 2001 (500,000 shares valued at $0.87 as of the date of issuance less the $250,000 restated liability as of May 6, 2001). Based upon the 375,000 shares issued to Mr. Lambrecht on April 30, 2002, our restatement includes a compensation expense of $667,500 in April 2002 (375,000 shares valued at $2.28 on the date of issuance less the $187,500 remaining restated liability as of April 2002).

Adjustments for Income Tax Accounting Error Corrections

      Our acquisition of Smith & Wesson Corp. was a stock transaction for which no election was made under Internal Revenue Code Section 338 to treat the transaction as an asset purchase for income tax purposes. Therefore, while a new basis of accounting was established for financial reporting purposes, all historical tax bases carried over, resulting in substantial deferred tax temporary differences at the time of the acquisition.

      On the opening balance sheet at the May 11, 2001 acquisition date of Smith & Wesson Corp., we reported a $10.5 million deferred tax liability. In the fourth quarter of fiscal year 2002, we subsequently determined that this $10.5 million deferred tax liability was an error on the opening balance sheet requiring correction under GAAP. The net deferred tax balance on the opening balance sheet as of May 11, 2001 should have reflected deferred tax liabilities and assets as set forth in the following table.

Deferred Tax Liabilities and Assets Reflected in the

Net Deferred Tax Balance on the Restated Opening Balance Sheet as of May 11, 2001

	Previously Reported
	as of	Restated as of	Change
	May 11, 2001	May 11, 2001	DR/(CR)

Deferred Tax Liabilities	(10,547,329)	(7,412,513)	3,134,816
Deferred Tax Assets	8,000,000	17,648,372	9,648,372
Net Deferred Tax Asset/(Liability) before Valuation Allowance	(2,547,329)	10,235,859	12,783,188
Less: Valuation Allowance	(8,000,000)	(10,235,859)	(2,235,859)
Net Deferred Tax Asset/(Liability) at Opening Balance Sheet date	(10,547,329)	0	10,547,329

      In our previously filed annual report on Form 10-KSB for the fiscal year ended April 30, 2002, we recorded adjustments in the fourth quarter of fiscal year 2002 to correct these errors in the opening balance sheet for deferred tax balances by decreasing net deferred tax liabilities by $10.5 million and decreasing fixed assets and intangible assets by $10.5 million. Although these fourth quarter corrections had no impact on our previously reported tax provision for fiscal year 2002, depreciation and amortization expense for 2002 are overstated as a result of recording the correction in the fourth quarter rather than as of May 11, 2001. We now believe we should have had a net deferred tax asset of $10.2 million with a corresponding valuation allowance of $10.2 million at May 11, 2001 to total to a net zero balance for deferred taxes on the opening balance sheet. This finding has a direct impact on each of the first three quarters of fiscal year 2002 as deferred tax benefits were recorded in each of these quarters. We also intend to restate the financial statements contained in our previously filed quarterly reports on Form 10-QSB.

Other Items

      In the fourth quarter of fiscal year 2002, we made the following adjustments that resulted in the changes set forth in the table above:

•	Property, Plant and Equipment. — We acquired Smith & Wesson Corp. in a bargain purchase that resulted in writing down long-lived assets below fair value, resulting in decreasing fixed assets to a financial statement basis that is less than the net tax basis, which creates a deferred tax asset. This temporary difference should have resulted in a deferred tax asset of approximately $4.8 million. However, we incorrectly recorded a $2.0 million deferred tax liability related to fixed assets which was included in the $10.5 million deferred tax liability. This error was discovered and corrected in the fourth quarter of fiscal year 2002 but should have been corrected effective May 11, 2001. The adjustment in the fourth quarter of fiscal year 2002 reduced deferred tax liabilities by $2.0 million, increased deferred tax assets by $4.8 million and reduced fixed assets and intangible assets by $6.8 million.

•	Trademark. — The trademark is being amortized over a 20-year period for financial statement purposes, and the historical tax basis of the trademark is zero, which results in a deferred tax liability. A deferred tax liability of $2,640,000 relating to the trademark was previously recorded at the opening balance sheet as part of the $10.5 million deferred tax liability. However, Smith & Wesson Corp. had sufficient deferred tax assets to offset this liability, which reverses over a foreseeable time frame (20 years). A full valuation allowance of $8.0 million against deferred tax assets was previously recorded in the opening balance sheet, thus resulting in recognition of only deferred tax liabilities on the balance sheet. In the fourth quarter of fiscal year 2002, we determined that this deferred tax liability must, under GAAP, be considered as a source of future taxable income available to offset deferred tax assets at May 11, 2001. Therefore, at May 11, 2001, no valuation allowance should have been recognized to the extent deferred tax assets will be utilized by this reversing deferred tax liability, meaning that the valuation allowance at opening balance sheet was overstated. This overstatement was corrected in the fourth quarter of 2002.

•	LIFO Reserve. — The last in, first out (LIFO) reserve book versus tax difference was created primarily as the result of purchase accounting adjustments made to inventory. Smith & Wesson Corp. had historically valued its financial statement and tax inventory under the LIFO accounting method. The inventory acquired in the May 11, 2001 acquisition was recorded at fair value. Therefore, for book purposes the LIFO reserve was zero at May 11, 2001. However, the inventory basis and related LIFO reserve was unchanged for tax purposes. Therefore, there was a LIFO reserve for tax purposes only of approximately $14.7 million, creating a temporary difference. We now believe that the use of tax planning strategies available with respect to the LIFO reserve were not appropriately considered for purposes of determining the valuation allowance for the opening balance sheet. This error at opening balance sheet was discovered and corrected in the fourth quarter of the fiscal year 2002 based on tax planning strategies which would allow us to recognize the LIFO temporary difference as a source of future taxable income for purposes of determining the deferred tax asset valuation allowance.

•	Deferred Taxes. — Our Form 10-KSB for the fiscal year ended April 30, 2002 as originally filed also reflects adjustments made in the fourth quarter of fiscal year 2002 to adjust deferred taxes to reverse approximately $2 million of tax benefits recorded over the prior three fiscal quarters.

We are also filing an amended income tax return with the Internal Revenue Service for the fiscal year ended April 30, 2002. The amended return increases our net operating loss carryforward. As a result, our deferred tax asset relating to net operating losses was also understated in the April 30, 2002 tax provision. Since there is a full valuation allowance against this asset, there is no net balance sheet effect at April 30, 2002 or income statement impact on the financial statements for fiscal year 2002 other than a change to the footnote disclosures.

                       Adjustments to General and Administrative Expenses

      We are also restating our fiscal year 2002 financial statements to record $1,232,634 of additional costs and expenses related to reserves for self-insured medical costs, unemployment insurance, workers’ compensation reserves, and legal services that were previously accounted for as purchase adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. and which we now believe under GAAP should have been expensed in fiscal year 2002. These adjustments will increase our previously reported pre-tax loss for fiscal year 2002. A summary of the items comprising the $1,232,634 is presented below:

Adjustments to Expense in Fiscal Year 2002 for Items Previously Capitalized

Increase in medical self insurance reserves and unemployment reserves after the acquisition date	$374,634
Increase in workers’ compensation reserve and cost of Directors and Officers insurance required under Massachusetts law as a result of the acquisition of Smith & Wesson Corp.	175,000
Accounting and legal costs	683,000

Total	$1,232,634

                       Research and Development

      We are restating our fiscal year 2002 financial statements to increase research and development expense by $51,000 for research and development costs that were previously capitalized and should have been expensed.

                       Other Income/ Expense

      We are restating our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of the Melby financing of $187,834.

Summary of Restatement Adjustments

      The aggregate impact to our statement of operations of the adjustments described above is to increase our previously reported 2002 pre-tax net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our pre-tax net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002

	As Previously	Net
	Reported	Change	Restated

	(In millions, except per share data)
Net Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	(3.8)	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	(5.6)	23.3
Interest Expense, net	8.5	1.3	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share
Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

Change from LIFO to FIFO Method

      Our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 incorrectly disclosed that we adopted the first in, first out (FIFO) method of inventory valuation for Smith & Wesson Corp. following our acquisition of Smith & Wesson Corp. on May 11, 2002. We did not adopt the FIFO method of inventory valuation for S&W until the fourth quarter of fiscal year 2002. Our disclosure in our quarterly reports filed on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2002 correctly disclosed that for these quarters, inventory was valued using the last in, first out (LIFO) method. However, following the acquisition of S&W on May 11, 2001, we failed to record adjustments during each of the first three quarters of fiscal year 2002 to reflect S&W’s inventory in accordance with the LIFO method of inventory accounting. The result was that the cost of sales amounts reported in our previously filed 2002 quarterly financial statements were equivalent to a FIFO basis. S&W changed to the FIFO method of accounting during the fourth quarter of fiscal year 2002.

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for 2002 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for 2002 for this matter.

Amendments to Prior Filings

      This annual report on Form 10-KSB includes our restated consolidated financial statements for the year ended April 30, 2002. We have not amended our previously-filed annual report on Form 10-KSB for the year ended April 30, 2002. We expect to amend our 2002 and 2003 quarterly reports previously filed on Form 10-QSB by filing amendments with the SEC early in calendar year 2004. The consolidated financial statements and related consolidated financial information contained in such previously-filed annual and quarterly reports for 2002 should no longer be relied upon.

Recent Developments

American Stock Exchange Listing Status

      On September 11, 2003, we received notice from the American Stock Exchange staff indicating that we are not in compliance with the American Stock Exchange’s continued listing standards due to our inability to file with the SEC in a timely manner this Form 10-KSB for the fiscal year ended April 30, 2003, as required under the rules of the American Stock Exchange. On September 25, 2003, we submitted a plan of compliance to the American Stock Exchange. The staff of the American Stock Exchange accepted our plan on October 17, 2003, and it granted us an extension of time to regain compliance with the continued listing standards.

      Because we were not able to file this Form 10-KSB by October 24, 2003, the date specified in our original plan to the Exchange, we requested the opportunity to submit a revised plan to the staff of the American Stock Exchange. Under this revised plan submitted to and accepted by the Exchange on November 25, 2003 and as further amended on December 12, 2003, we anticipate returning to compliance with the continued listing standards by December 31, 2003. During the extension period, we will continue to be subject to periodic review by the staff of the American Stock Exchange. If we fail to make progress consistent with the revised plan or fail to regain compliance with the continued listing standards by the end of the extension period, we may be delisted from the American Stock Exchange.

      Consistent with the timeline proposed in our revised plan, we are filing this annual report on Form 10-KSB for the fiscal year ended April 30, 2003. In the revised plan, we noted that we expect before the end of calendar year 2003 to file our quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2003 and our quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2003.

SEC Investigation

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

Management Changes

      Effective December 5, 2003, our management and the composition of our Board of Directors changed. The Board of Directors named Roy Cuny as Chairman, CEO and President of Smith & Wesson Holding Corporation and as Chairman of Smith & Wesson Corp., and Mr. Cuny is continuing in his capacity as President and Chief Executive Officer of Smith & Wesson Corp. Mitchell A. Saltz resigned as Chairman and Chief Executive Officer of the Company, Colton R. Melby resigned as President and Chief Operating Officer of the Company and Sherry L. Noreen resigned as Secretary and as a member of the Board of Directors of the Company. Messrs. Saltz and Melby are continuing as members of the Board of Directors of the Company. Also effective December 5, 2003, Robert L. Scott resigned as Chairman of Smith & Wesson Corp. Mr. Scott is continuing as a member of the Board of Directors of Smith & Wesson Corp. In connection with our management changes, the Board of Directors agreed to provide severance packages for Messrs. Saltz and Melby and Ms. Noreen of one year’s salary and benefits, including health insurance.

Corporate Governance Plan

      Also on December 5, 2003, our Board of Directors adopted a corporate governance plan which is intended to enhance transparency between business operations and the financial accounting functions of the Company and its subsidiaries. In addition to enhancing the Company’s disclosure controls and procedures, the corporate governance plan is intended to promote compliance with the provisions of the Sarbanes-Oxley Act of 2002, particularly Section 404, which pertain to internal controls over financial reporting. The corporate governance plan also provides, consistent with the prior decision of our Board of Directors, that the Board of Directors will be increased from eight to nine members, the majority of whom will be independent within the meaning of applicable regulations of the American Stock Exchange and the SEC.

      As part of the corporate governance plan, the severance agreements between the Company and each of Messrs. Saltz and Melby and Ms. Noreen require each of Messrs. Saltz and Melby and Ms. Noreen to vote all shares beneficially owned by them for the nominees recommended by the Nominating Committee and nominated by the Board of Directors in the Company’s proxy statements until December 31, 2005. This voting requirement will not apply if Messrs. Saltz and Melby are not recommended for nomination by the Nominating Committee.

Item 1.	Business

Overview

      Smith & Wesson Holding Corporation is a Nevada corporation headquartered in Scottsdale, Arizona. The Company was initially formed in June, 1991 as De Oro Mines, Inc. From inception, De Oro was primarily engaged in the business of developing mining properties. During 1992, De Oro transferred its remaining assets, settled its liabilities, and no longer conducted business. Effective October 20, 1998, De Oro Mines acquired the assets of Saf-T-Hammer, Inc., and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. On May 11, 2001, Saf-T-Hammer Corporation acquired Smith & Wesson Corp. and changed its name to Smith & Wesson Holding Corporation on February 15, 2002. The Company’s operating structure has been organized as a holding company with a mission to (1) foster the growth and profitability of S&W; (2) expand the licensing and direct sales of various non-firearm products; and (3) commercialize technology products and solutions that compliment our law enforcement-related and security-related sales. Licensing, technology and administrative personnel are located in our Scottsdale, Arizona office while the manufacture of firearms and handcuffs continues in the Springfield, Massachusetts and Houlton, Maine facilities.

History of S&W

      S&W was founded in 1852 by Horace Smith and Daniel B. Wesson in order to manufacture a lever action revolver incorporating a tubular magazine and firing a fully self-contained cartridge. Messrs. Smith and Wesson wanted to replace “hand cannons” used since the 14th century, which required muzzle loading with loose powder, balls and primer. Our Model 1, .22 caliber revolver was the first firearm developed which did not require loading gunpowder separately from a lead ball, thereby permitting firing the pistol as rapidly as the lever could be manipulated. By 1871, we had introduced our Model 2, .32 caliber revolver and our Model 3, .44 caliber revolver. In 1873, Daniel B. Wesson purchased Horace Smith’s interest in S&W. In 1899, S&W developed its most famous revolver, the ..38 Military & Police™, predecessor to today’s Model 10, our best selling revolver. It is the only handgun model in the world that has been in continuous production since 1899, and to date, over 6 million units have been produced.

      S&W supplied revolvers in the Civil War, World War I, and World War II.

      Even though S&W started manufacturing pistols in 1913, historically its core business has been the manufacture of revolvers. However, S&W began to aggressively compete in the burgeoning pistol market with the production of our Model 39, 9mm in 1953. Many of our current 26 models are based on this model.

      The Wesson family remained in control of S&W until 1965, when S&W was sold by the Wesson family to the Bangor Punta Corp.

      During the 1970’s, management installed by Bangor Punta Corp. embarked on a purchase of other companies to augment the line of handgun and handcuff products for the law enforcement and sporting market. The product line was increased to include law enforcement products like riot control equipment, police Identi-Kit® composite sketch equipment, night vision instruments, breath testing equipment, and leather products.

      Although S&W’s product line expanded in related products, the Springfield plant focused on the development of new handguns. Stainless models continued to evolve and develop through the 1970’s.

      In 1979, S&W began the modernization of its Springfield facilities. S&W also introduced the stainless-steel Model 629, .44 Magnum revolver and the Model 547, 9mm revolver, which used a special, patented, extractor system.

      During the 1980’s, S&W’s most important product development was the L-Frame line of .357 Magnum revolvers: Models 581, 586, 681, and 686. These had a significant impact on both law enforcement and sporting markets and became one of the most popular revolvers ever introduced.

      Today, most of the revolvers we manufacture are variations on three styles: the Model 36, .38 caliber Chief’s Special™, first sold in 1950; the Model 27, ..357 caliber Magnum, presented to J. Edgar Hoover in 1935; and Model 29, .44 caliber Magnum, first sold in 1955.

      Historically, most of S&W’s revolver frames were manufactured in one size, the “K” size (medium) and made out of steel. During the 1950’s S&W started offering three different sizes of frames for our revolvers. Today, we sell frames in the “J” (small), “K” and “L” (medium), “N” (large) size and “X” (extra large) size. During the 1960’s, S&W was the first arms manufacturer to develop a process whereby stainless steel could be used in the manufacture of revolvers. Today, we manufacture our various models of revolvers out of stainless steel, aluminum, titanium and scandium. In February 2003, we introduced a .50 caliber revolver, the Model 500, our new large frame revolver based on an entirely new “X” frame.

      In January of 1984, Lear Siegler Corporation of Santa Monica, California, purchased Bangor Punta and acquired S&W as a result. Lear Siegler recognized that S&W’s strength lay in the manufacture and sale of handguns, handcuffs and the Identi-Kit composite sketch tool. Under Lear’s direction, S&W divested of all unrelated lines to concentrate on its traditional product lines.

      The Lear Siegler Corporation was purchased by Forstmann Little & Co. in a friendly takeover in December of 1986. Forstmann Little had no interest in developing the business of S&W. Its primary interest was Lear Siegler’s holdings in the automotive and aerospace industries, and it sold S&W to help finance the acquisition.

      The successful bidder for S&W was Tomkins PLC of London, England. Tomkins embarked on a program to improve the quality and modernize manufacturing techniques and invested in excess of $60 million in equipment modernization to do so. This modernization included highly productive computer numerically controlled (CNC) machine tools, super accurate CNC gauging equipment, new robotics applications and automated finishing processes, utilization of “state of the art” materials processes, including new metallic forming processes which produce highly accurate internal components very efficiently and with consistently high quality. Substantial investments were also made in environmental and waste management systems. These improvements made us one of the most modern American firearms manufacturing companies. All of these improvements served to make a highly skilled work force even more productive.

      In 1988, to gain market share for its pistols, S&W introduced a new line of auto loading pistols called third generation models. Incorporating many improvements, these pistols were ergonomically designed to improve the handling characteristics as well as the handgun’s mechanical function.

      In 1990, S&W introduced a new caliber and model to its third generation pistol line; it was an immediate success with law enforcement agencies. This pistol, called the Model 4006, was developed to fire a newly designed cartridge called the ..40 S&W, which S&W jointly developed with Winchester/ Olin. This new caliber handgun offered law enforcement agencies a high-capacity pistol that was the same size but more powerful than the 9mm. Many law enforcement agencies switched back to S&W handguns during the 1990’s, having previously changed from S&W’s traditional revolvers to competitive pistols, but returning with the third generation pistols.

      S&W’s metal frame pistols have undergone three generations of development: the first beginning in the 1950’s; the second introduced in the 1980’s; and the third (which is still sold today) originally introduced in the 1990’s. Our popular polymer frame pistols called the “Sigma Series” were introduced in 1994 and were followed in 1999 by the introduction of a new polymer frame pistol, the SW99, a model developed in conjunction with Carl Walther GmbH of Germany.

      The passing of the Violent Crime Control and Law Enforcement Act of 1994, restricting the sale of pistol magazines to those having a maximum 10-round capacity, changed the course of S&W’s sales. S&W saw an increased interest in our extensive line of revolvers. To stimulate these sales, S&W introduced a new seven shot Model 686 and a ten shot Model 617 in January of 1996.

      In the fall of 2001, S&W entered into a distribution agreement with Carl Walther GmbH giving us the exclusive distribution rights in North America for the sale of its popular P99 pistol, a polymer frame pistol, which is very similar to S&W’s SW99, and its P22, a very popular pistol.

      In February of 2003, S&W introduced nine new products at the annual Shooting, Hunting and Outdoor Trade (SHOT) Show. It was the largest number of new products ever launched at a single time by the Company. The reception received by our customers was extremely enthusiastic. Among the products introduced was the Model 500 revolver, utilizing the newly developed .50 caliber S&W cartridge, which was selected as Handgun of the Year by the Shooting Industry Academy of Excellence. Also receiving a strong reception was a S&W variation of the famous 1911 .45 caliber pistol. In addition, S&W introduced three new pistols in our SW99 series, a full size .45 caliber and compact pistols in ..40 caliber and 9mm. This year’s product introduction demonstrated the Company’s renewed commitment to innovation and expansion of its product line into categories previously not served. The total backlog as of April 30, 2003 for the new products was approximately 27,000 units or approximately $13.3 million.

      Effective May 2003, Smith & Wesson Holding Corporation completed the structuring of its newly emerging operations into separate subsidiaries. In addition to S&W, Smith & Wesson Holding Corporation wholly-owns the following entities: Smith & Wesson Licensing, LLC, which conducts the Company’s trademark licensing business (see Part I — Item 1 — Business — Trademark Licenses below); Smith & Wesson Technology, LLC, which holds the technology business including the Company’s controlled joint venture ownership of Smith & Wesson Advanced Technologies, LLC (see Part I — Item I — Business — Advanced Technologies below); and Smith & Wesson Interactive Management, LLC, (see Part I — Item I — Business — Catalog/ Retail Stores/ Retail Products below). In October 2003, the Company began distribution of its first issue of its new catalog, Crossings. The Board of Directors continues to review the viability of this catalog to determine whether additional issues will be published and there is no assurance that publication of this catalog will continue. Smith & Wesson Holding Corporation has established each business unit as a separate subsidiary to enable management to appropriately segregate each unit’s assets and liabilities, as well as, evaluate the financial results of each unit on a stand-alone basis.

Business Activity

      The Company, through its subsidiary Smith & Wesson Corp., primarily manufactures firearms and related products and accessories for sale through its distribution network and to public safety and military agencies in the United States and throughout the world. The Company has two manufacturing facilities (in Springfield, Massachusetts and Houlton, Maine), both of which are used primarily to manufacture its products. The Company also uses its manufacturing capabilities at the Springfield facility to manufacture and process component parts for a select group of companies in different industries.

      In addition, the Company has pursued licensing of products and services. Several of the Company’s registered trademarks, including the “S&W®” logo and script “Smith & Wesson®,” are well known throughout the world and have a reputation for quality, value and trustworthiness. As a result, licensing our trademarks for third parties to use in products and services outside of our core products provides us with an opportunity that is not available to many other companies.

      Recently, the Company has focused on the development and marketing of sophisticated, advanced technology solutions to assist law enforcement and justice agencies at the city, state and federal level through our Advanced Technologies subsidiary. In fiscal year 2003, we created and beta-tested an improved web-based version of our Identi-Kit composite sketch technology, as well as began initial development of our LEX mobile device. Management continues to evaluate costs associated with the new products to determine whether they will meet the Company’s growth objectives.

Products

Firearms

      Our primary business, representing approximately 82% of all sales in the current fiscal year, is the manufacture and sale of handguns. We are the second largest manufacturer of handguns in the United States and the largest U.S. exporter of handguns. All of the S&W produced handguns, with the exception of the PPK, are sold under the “Smith & Wesson” name.

      We manufacture high quality center fire revolvers and pistols with forged components. We have never manufactured or sold inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” nor do we produce “assault weapons” as defined in the Violent Crime Control and Law Enforcement Act of 1994.

      We offer almost 52 different standard models of handguns in a wide variety of calibers, finish, composition, ammunition capacity, barrel lengths, and other features.

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

      We manufacture 32 different models. Our revolvers’ suggested retail prices vary between $500 and $1,000. One of our newest is the Model 500, .50 caliber revolver, introduced in February 2003. As of April 30, 2003, we had not yet shipped any units and our backlog was approximately 10,500 units, or approximately $6.1 million.

      Revolvers accounted for approximately $38.2 million or approximately 38.8% of our total net sales for the year ended April 30, 2003. As of April 30, 2003, we had a backlog of approximately $14.6 million or 31,600 units. Our management believes we have the largest share of the revolver market in the United States.

      Pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

      We manufacture approximately 20 different models. Our pistols’ suggested retail prices vary between $250 and $1,000. Historically, our best selling model is the Model 910, 9mm. Our Sigma series and SW99 polymer frame models are also popular. In February of 2003 we introduced the SW1911, a .45 caliber pistol based upon the famous 1911 pistol that was the standard issue for the U.S. military for decades.

      In February of 2003, we also introduced three new variations of our SW99, which have met with positive feedback in the marketplace. These new products expand the SW99 to include a ..45 caliber pistol as well as compact versions of 9mm and ..40 caliber pistols.

      During the fall of 2001, we became the exclusive importer of Walther pistols and hold the production rights for the popular Walther PPK model in the United States. As of April 30, 2003, we had a backlog of approximately $4.4 million on Walther orders, or approximately 32% of the total pistol backlog. We are actively seeking to obtain a significant amount of additional Walther pistols to meet the strong demand but there is no assurance we will be able to obtain them as the German company also must serve its international customers which also are experiencing strong demand for Walther pistols.

      Our pistol sales accounted for approximately $34.0 million of net sales or approximately 34.5% of our total net sales for the fiscal year ended April 30, 2003. Included in our pistol sales are approximately $12.7 million of net sales of Walther products.

      As of April 30, 2003, backlog for pistols was approximately $13.5 million, including $4.4 million for Walther pistols.

      Premium and Limited Edition Handguns (S&W Performance Center®). We have a separate department called the S&W Performance Center®, which independently designs, modifies and assembles premium and limited edition pistols and revolvers. The 23 employees in this department are all trained gunsmiths who undergo periodic peer review and personally select new employees when needed. Products offered by this department provide high quality features found only in handguns produced by custom gunsmiths. For the fiscal year ended April 2003, we generated approximately $6.1 million in net sales in this department, which represented approximately 6.2% of total net sales. The Company is focused on growing this area of the business. We offer five catalog Performance Center model variations in order to expand product availability. The addition of the Model 500 and the SW1911 make platforms available to the Performance Center that enable us to expand our product offerings into larger calibers and competition level products.

      Used gun and part sales accounted for approximately $2.0 million of net sales or approximately 2.0% of our net sales for the fiscal year ended April 30, 2003.

Handcuffs

      We are one of the largest manufacturers of handcuffs and restraints in the United States which accounted for $5.4 million of net sales for the fiscal year ended April 30, 2003, which represented approximately 5.5% of total net sales.

Advanced Technologies

      In May 2002, we began a concerted effort to develop, and ultimately market advanced technology solutions to assist law enforcement agencies at all levels. This business is being conducted through Smith & Wesson Advanced TechnologiesTM, LLC (SWATTM), a joint venture formed May 22, 2003 with APPSware Holdings, Inc. SWAT intends to provide integrated security services and products that will allow increased communication and information sharing between local, state, federal and corporate security agencies. The strategic intent of the venture is to leverage wireless middleware technology developed by APPSware and the market knowledge and brand recognition of Smith & Wesson.

      SWAT is focused on developing hosted applications and mobile information that deliver critical information in real time to public safety professionals. SWAT’s first product is Identi-Kit.NETTM, a web based, hosted application for the generation of facial composite sketches derived from Identi-Kit®, a composite sketch tool first marketed by S&W in 1968. The new iteration of the product adds significant new features to the previous product. We launched the development effort for Identi-Kit.NETtm in 2003, and the formal market launch began in June 2003. The second product in development is the LEX MDCTM. It gives public safety officers the ability to query state and national crime information databases using a handheld wireless device. LEX MDCTM completed prototype development and testing in May 2003 and initial beta testing on November 2003 with the Arizona Department of Public Safety. The final product in development provides a method to send and receive secure wireless email that is compliant with government security regulations set to take effect in the first quarter of 2004. Management is reassessing the costs involved in finalizing the development, marketing and distribution of the LEX MDCTM product and ultimately may decide not to pursue final development in light of these costs and increasing competition from other companies with similar products.

      The Company continues to license use of the previous versions of Identi-Kit to existing subscribers, providing approximately $540,000 in revenue in fiscal year 2003 as compared to $563,000 in fiscal year 2002. The Company will continue to investigate the market acceptance and competitive positioning of its Advanced Technologies products and there can be no assurance as to their likelihood of success or future viability.

Firearms Related Safety Devices and Other Products

      VersaVaultTM. The VersaVaultTM is a handgun vault designed to provide more than 40 percent more capacity than any comparable product on the market. It offers electronic and mechanical security and features an owner-programmable and user-friendly lighted keypad with four keys and more than 10,000 available combinations. We began marketing the VersaVault in the fall of 2002 and sales for the fiscal year ended April 30, 2003, have been less than $100,000.

      Tactical Vision®. We are the exclusive distributor of Tactical Vision®, a high-end inspection and surveillance tool manufactured by AngioLaz that consists of a video camera mounted on a pole which allows users to safely view areas without being physically present in those areas. Sales of this product, which began in the fall of 2002, were approximately $200,000 for the fiscal year ended April 30, 2003.

      Optics. The Company distributes a limited line of binoculars, rifle/pistol scopes and spotting scopes under the Smith & Wesson name. Shipments began in January 2003 and sales during fiscal year 2003 have been less than $100,000. Management is reassessing its commitment to the sale of optics products and may discontinue their sale in the future.

Research and Development; New Product Introductions

      Our advanced products engineering department expands existing handgun product lines and creates completely new products. This group is developing an electronically fired “smart gun” capable of firing only if used by an authorized user. We have an agreement with Remington Arms Co., Inc. that gives Remington the right to use our technology in firearms and gives us the right to use Remington’s technology in handguns. The agreement also calls for a 50/50 sharing of royalties generated from sublicensing authorized-user-only and electronic fire intellectual property owned by the two companies. The agreement was entered into as of December 28, 2000 and expires when the last S&W or Remington patent relating to this technology expires. As the prototypes are still in the testing phase, no royalties have been paid or received to date.

      For fiscal year 2003, the Company’s gross (before grant reimbursements) spending was approximately $1.8 million on research activities relating to the development of new products, of which S&W spent approximately $1.3 million and the balance of approximately $500,000 was spent in connection with our Advanced Technologies Products. In fiscal year 2002, the Company’s gross spending amounted to approximately $2.0 million, nearly all of which was spent by S&W. Of those annual amounts, approximately $900,000 and $1.3 million, for fiscal years 2003 and 2002 respectively, were reimbursed to us by the National Institute of Justice based on grants received by us for development of an authorized-user-only firearm. Research and development expense is shown net of such reimbursement in the financial statements. As of April 30, 2003, S&W had four employees engaged in research and development as part of their responsibilities.

      In 2003, research and development of our Advanced Technologies Products included creating and beta testing an improved web-based version of our Identi-Kit® composite sketch technology, as well as initial development of our LEX mobile device.

Trademark Licenses

      Several of the Company’s registered trademarks, including the “S&W®” logo and script “Smith & Wesson®”, are well known throughout the world and have a reputation for quality, value and trustworthiness. As a result, licensing our trademarks for third parties to use in products and services outside of our core products provides us with an opportunity that is not available to many other companies.

      While S&W maintained a licensing program prior to its acquisition by Smith & Wesson Holding Corporation, since the beginning of fiscal year 2003, we have increased, and will continue to increase through the expansion of our licensing personnel, our investment in our efforts to identify and sign licensees. As of May 1, 2003, our licensing efforts are conducted through our subsidiary Smith & Wesson Licensing, LLC directed out of our Scottsdale headquarters. Our future plans include the expansion of our licensing program to build greater awareness of the 150 plus year-old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of ancillary products. We are in the midst of ongoing internal research focused on likely consumer product extensions.

      We expect this further extension will provide us with added retail and distribution channels, products and markets for our licensed goods and branded products. Management believes that the use and exploitation of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

      In February 2003, we conducted market research to better identify target opportunities that exist within the consumer product market for the Smith & Wesson name. This research, conducted through an independent research firm located in New York City, focused on the potential extension of the Smith & Wesson name into certain product categories including power tools, locksets, and personal safes, and was conducted among current owners and likely shoppers in each category. The results indicated that Smith & Wesson had 85% brand recognition in the United States market, with no meaningful differentiation by region or income levels. (See table below)

Aided Brand Recognition

Smith & Wesson v. Well-Known Category Brands

Brand Name (Product Category)	% Recognition

SMITH & WESSON (Firearms)	85.4
Sentry (Locks)	53.8
Makita (Power Tools)	50.3
Ruger (Firearms)	50.1
Kryptonite (Lock Sets)	29.9
Baldwin Hardware (Home Hardware Fixtures)	20.9

      As of April 30, 2003, we licensed our Smith & Wesson trademarks to 28 different companies that market products complimenting our products. In fiscal year 2003, Smith & Wesson signed agreements with nine new licensees and made its debut on the License! magazine top 100 list as the 49th ranked licensing program in the world, based upon 2002 retail sales figures. To assist in our growth of this area of business, we have retained the services of Leveraged Marketing Corporation of America, one of the leading strategic corporate branding agents, which also represents six of the top 60 licensing programs in the world.

      While our licensing program appears promising, each new license agreement has its own inherent risks, such as the market reception of the underlying products and the licensee’s creditworthiness. In each case, it is possible that the license will not be as successful as anticipated upon its execution. Historically, we have learned that the degree of success of any license can be determined only over the course of its term.

      Our licensees are located throughout the world. Net licensing income for the fiscal year ended April 30, 2003 was approximately $1.2 million. Net licensing income for the fiscal year ended April 30, 2002, was $1.2 million also. Of the licensees as of April 30, 2003, the companies below generate the most royalty revenue:

•	Taylor Cutlery — Covers cutlery and gift sets; and

•	Olympic Optical Co. — Covers sunglasses, shooting glasses, hearing protection, and safety eyewear.

      Historically, the Company has focused on safety, security, and protection products as the centerpiece of our brand strategy. We are actively pursuing opportunities within the following categories:

•	Dealer installed home security systems and monitoring;

•	Industrial Safety equipment;

•	Ammunition;

•	Financial Services; and

•	Automotive Locks and Security.

      In addition, we will continue our effort to capitalize on selected licensing opportunities that increase our brand exposure and consumer product offerings in traditional retail channels. One of Smith & Wesson’s most significant new licensees is Safe-T-Line Corporation, which uses the Smith & Wesson name and logo on do-it-yourself home security products as well as the recently introduced “Kid-Safe Kit.”

Services

Specialty Services

      We have substantial capabilities in metal processing and finishing. Historically, we have provided many of these services to external customers in addition to meeting the needs of our own business. Our services include forging, heat treating, finishing, and plating. We manufacture parts for such well-known names as Harley Davidson, HoloKrom-Danaher Company and Cleveland City Forge Inc. We also provide heat-treating and finishing services for various other companies. This division was first established in 1997 and accounted for approximately $7.9 million, or 8% of our total volume, for the fiscal year ended April 30, 2003.

      Although the Company expects to continue to provide heat treating, forging and plating and finishing services to third parties, in the fall of 2002, the Company decided to redirect usage of its CNC machining and cutter grinding operations away from external customers to more productively and profitably meet our growing handgun manufacturing requirements. As a result, management expects the sales contribution of our specialty services division, both in sales and sales percentages relative to other business operations, to diminish in future periods.

      A more detailed description of the specialty services we use internally and offer to other companies is set forth below.

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

      Heat Treating. S&W handguns are well known for their durability and dependability. The controlled processes required to improve and enhance the physical properties of components are performed in our “state of the art” heat treating area. Each process is electronically controlled to ensure that customers’ specific requirements are met. The equipment allows a wide variety of processes to be performed while minimizing distortion. S&W also offers a variety of controlled quenching atmosphere processes such as: oil, vacuum, water, nitrogen and salt. Our in-process inspection area is able to verify hardness requirements but more critical parameters, such as superficial hardness testing and tensile testing, can be verified by our in-house metallurgical lab.

      Plating & Finishing. We are recognized by many for the deep, rich blue of our handguns. In addition to world-class metal plating capabilities, S&W offers a variety of metal finishing processing ranging from polishing, buffing, and sandblasting to isotropic vibratory finishing of a variety of base metals. S&W’s processes are adaptable to batch, barrel or tumbling and racking methods of component handling. We can process parts up to 60 inches in length. S&W’s plating/ finishing capabilities include: black oxide; passivate for stainless steel; anodized aluminum (offering clear, black and various colors); electrolytic nickel for steel, aluminum, brass or copper; barrel nickel; electroless nickel; chemical brightening; stripping; zinc phosphate;

chromate conversion coatings; ultrasonic cleaning; and vibratory finishing (processes specializing in elimination of manual polishing requirements).

Marketing, Sales and Distribution

                  Firearms

      We market our products primarily through in-store promotions at retail stores, vertical print advertising in magazines such as Guns and Ammo, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream and sponsorship of various shooting events carried on selective cable television channels. We print various catalogs displaying S&W products, which are distributed to our dealers and mailed directly, on a limited basis, to end consumers.

      We also sponsor various trade shows such as the SHOT Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show held in Europe, and various buying group shows.

      For the fiscal year ended April 30, 2003, advertising and promotion expenses amounted to approximately $4.2 million including approximately $482,000 related to cooperative advertising programs.

      We have both a direct and indirect commissioned sales force. Distribution of handguns and restraints is primarily handled by commercial and law enforcement distributors. As of April 30, 2003, we had 27 commercial distributors and 35 law enforcement distributors. Our largest commercial distributor is RSR Wholesale Distributors, which distributes approximately 13% of all handgun sales. We also heavily rely on Sports South (7% of handgun sales) and Acusport (5% of handgun sales) for our distribution. We employ 15 direct sales people and two independent contract agencies that service distributors, dealers and law enforcement agencies. As the ultimate user of our products is not the distributor, we may experience a short-term downturn in business in the event that we lose a distributor, but we believe others would eventually be able to offset the lost distribution capacity to meet market demand. The remaining sales are generated through a limited number of direct retail accounts.

      We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors who in turn sell to retail stores and government agencies.

      Since 1996, S&W has used the website, www.smith-wesson.com, to market products and services and provide a source of information to customers, consumers, dealers, distributors and law enforcement agencies worldwide. During the current year, the Company developed the website, www.smithandwesson.com to further provide shareholders, customers, consumers, and law enforcement agencies with information about the Company and its products. We recently upgraded our website to a global site and are exploring ways to further enhance our ability to provide additional products and services to our customer base.

Advanced Technologies

      By virtue of being a leader in the composite sketch market, SWAT has a valuable database of satisfied customers that we are contacting directly to introduce the Identi-Kit.NET product. A detailed marketing communications plan has been developed which is placing advertisements in several trade journals. SWAT attends industry trade shows such as the International Association of Police Chiefs, Cops West and Fraternal Order of Police. SWAT also works closely with the marketing professionals in the firearms division to find areas where cooperation can be mutually beneficial. As of December 2003, the LEX MDC distribution plan is in development. Management believes that the primary distribution of the secure wireless email solution will be through indirect sales channel partners who are well established in the Department of Defense and federal markets. As a result of significant costs and concerns related to market acceptance of these products, the Company will closely monitor their viability and further development and marketing may be discontinued.

Service and Support

      We operate a toll free customer service number, (800) 331-0852, from 8:00 a.m. to 8:00 p.m. Eastern Time to answer questions and resolve issues regarding any of our handgun products. In addition, in 1992, we began offering a limited lifetime warranty program whereby we will repair defects in material or workmanship in firearms products without charge for as long as the original purchaser owns the handgun. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our Springfield, Massachusetts facility.

Catalog/ Retail Accessory Sales

Catalog

      Historically, S&W has internally created and distributed an apparel and ancillary products catalog offering a wide array of Smith & Wesson branded products, which generated in fiscal year 2003 approximately $927,000 in net sales. The Company expects to continue to offer its best selling branded ancillary products, such as hats and shirts, through S&W’s product catalog. However, management determined to pursue an additional, broader catalog market through its recently formed subsidiary Smith & Wesson Interactive Management, LLC.

      Beginning in October 2003, Smith & Wesson Interactive Management, LLC, launched a stand-alone catalog business offering non-branded apparel and other products to consumers reflecting the core attributes built on Smith & Wesson’s 150 plus years of heritage, confidence, and trust. This business effort seeks to create an additional revenue stream for the Company through increased exposure to non-traditional firearms consumers. Several of the product categories that we intend to offer in the catalog are new. As a result, there is no assurance that this catalog and products will be successful or that the catalog will be continued, particularly if new product sales are weak.

Retail Stores/ Accessory Sales

      We operate a retail store, including a commercial shooting range in Springfield, Massachusetts. Our store sells our licensed accessories, branded products, apparel and handguns. We also take orders for our licensed accessories, branded products and apparel via the internet and telephone.

      In 2002, we closed three retail locations in Myrtle Beach, South Carolina; Pigeon Forge, Tennessee; and Branson, Missouri due to substandard profitability in connection with free standing retail operations. Costs associated with these closings was approximately $66,000. The Company intends to keep open the Springfield, Massachusetts retail store and shooting range. We would like to make the distribution of our retail products more successful through a combination of the following: expanding our branded product offerings, further improving our website and internet ordering system and redesigning our accessories catalog to make it suitable for a direct mail solicitation to our frequent customers. There is no assurance that this strategy will succeed, but we believe it will be less costly than operating retail stores.

Manufacturing

General

      We have two manufacturing facilities: a 530,323 square foot facility located in Springfield, Massachusetts and a 38,115 square foot facility located in Houlton, Maine. Most of our firearms manufacturing and all of our specialty services activities are completed at our Springfield, Massachusetts facility. Our Houlton, Maine, facility is used for the production of .22 caliber pistols, the Walther PPK, handcuffs and other restraint devices. Both of our facilities are ISO 9001 certified. Although we manufacture all major components for our revolvers and pistols, we obtain certain parts, mainly magazines and smaller parts, from third parties. All of our major suppliers are U.S. based and include Carpenter Steel for raw steel, Pioneer Tool for cutting tools, Tri-Town Precision Plastics for polymer components, and Advanced Forming Technology and Parmatech for metal-injected-molded components. The costs of these materials are at competitive rates and could be obtained from other suppliers if necessary. All assembly, inspection and testing of handguns manufactured by us are performed at the manufacturing facilities and each handgun is test fired before shipment. Our major handgun components are cut by computer-assisted machines and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our handguns.

      As of July 2003, the Company had a 40-hour workweek capacity of producing approximately 900 handguns per day. We seek to minimize inventory costs through an integrated planning and production system. Historically, we have generally filled our orders within 30 days.

      We have a strong track record of manufacturing very high quality products with only a limited amount of recalls. From time to time, we have experienced some manufacturing issues with respect to some of our pistols and have had recalls of pistols. Our most recent recall occurred in August 2003 on the SW1911 pistol and is still ongoing. As of December 8, 2003, approximately $91,000 of expense has been incurred due to this recall, and we anticipate the total cost not to exceed $125,000.

Performance Center

      Our Performance Center has a separate self-contained facility in Springfield, Massachusetts, which it uses to manufacture and design custom and semi-custom pistols and revolvers after receiving a basic forged pistol or revolver stock from our main manufacturing facility. The addition of the Model 500 and SW1911 provide new platforms to develop premium products for hunting and competition shooting. This area of our business had a backlog of approximately $3.3 million as of April 30, 2003.

Patents and Trademarks

      We own numerous patents related to our revolvers, pistols and related products which secure protection. Many of our patents have expired as some of our original patents were filed over one hundred years ago. Our policy is to apply for patents and trademarks whenever new products or processes deemed commercially viable are developed by us. Historically, we have focused on applying primarily for utility patents but management now is focusing also on applying for design patents when it believes that a particular firearms design has merit worth protecting. Most recently, we have sought patent protection for our new electronic, “smart-gun” which is still under research and joint development with Remington Arms Co., Inc. We have filed for over 25 patents related to this technology. We also filed for 12 patents to protect our polymer pistol and we have filed for patents to protect production of revolvers manufactured out of titanium and scandium. Management believes that none of our patents is so critical to our business that a violation of them would cause material adverse harm to us.

      Trademarks and copyrights are important to our handgun business and licensing activities as well. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W MONOGRAM registered in 1913-1914, and the derivatives thereof are known and recognized by the public world-wide and are very valuable assets. With the return of our company to American ownership we have a renewed emphasis on strengthening our product branding and realize that the reputation developed by the use of our name for over 150 years is helpful to leverage our reputation and image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

      In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Sometimes, we collaborate with other companies (in particular to develop ammunition suitable for a newly-introduced revolver or pistol). Some of our better-known trademarks and service marks include:

•	“AIRLITE,” “HERITAGE SERIES,” “THE SIGMA SERIES,” “CHIEFS SPECIAL,” “SHORTY,” “LADY SMITH,” “BODYGUARD,” “MOUNTAIN GUN,” and “MOUNTAIN LITE” (each used to denote a particular gun design or series of designs);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products); “S.W.A.T.” and “LEX MDC” (used in connection with our advanced technologies operations);

•	“IDENTI-KIT” and “IDENTI-KIT.NET” (used to refer to our proprietary software capable of generating facial images for identification by law enforcement agencies);

•	“S&W PERFORMANCE CENTER” (our custom gunsmith service center and used in connection with products produced by it);

•	“SMITH & WESSON ACADEMY” (refers to our training center) and

•	“VERSAVAULT,” and “MAXIMUM SECURITY CABLE LOCK” (each used to denote a particular safety device).

      We intend to vigorously pursue and challenge all violations of our trademarks, copyrights and service marks as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

Firearms

      The firearms industry, in general, is dominated by a small number of companies that are well known to the public. Competition comes from both domestic and foreign manufacturers and is quite strong. Some competitors manufacture both revolvers and pistols while the majority manufactures only pistols. Based upon the most recently available Bureau of Alcohol, Tobacco and Firearms (ATF) reports, we are the largest U.S. manufacturer of revolvers, the third largest U.S. manufacturer of pistols, and the largest U.S. exporter of handguns. Our primary competitors in the revolver market are Ruger and Taurus, and in the pistol market are Ruger, Glock, Sig Sauer, and Beretta.

      Due primarily to cheaper labor costs, some of our foreign competitors have lower cost structures. We believe we can compete effectively based upon our quality, reliability, performance and service. Our customer service organization is pro-active in offering timely responses to customer inquiries.

Handcuffs

      We are also one of the largest manufacturers of handcuffs and restraints in the United States. Because the foreign marketplace is extremely competitive and many foreign companies operate with significant labor costs advantages, over 90% of our handcuff business is in the United States. The only other major manufacturer with significant market share in the United States which directly competes with us is Peerless Handcuff Company.

Specialty Services

      Our specialty services division does not manufacture patented or proprietary products nor does it rely on the brand name of “Smith & Wesson” to compete for customers. It has hundreds of competitors primarily in the Northeast region, many of whom can offer “contract manufacturing” services at prices at or below ours. Management believes that the modern and extensive metal working expertise and long-standing reputation for quality and service are our primary competitive advantages.

Licensed Products

      Our licensed products and non-gun products displayed in our catalogs or sold by our distributors compete solely on the goodwill associated with our name and the quality of the underlying products. A decline in the perceived quality of our handguns or other event adversely affecting our goodwill could significantly damage our ability to license or sell those products at the margins available to us today.

Advanced Technologies

      Identi-Kit.NET faces competition primarily from FACES 4.0, a product of IQ Biometrix. While the initial acquisition cost of FACES 4.0 is less than Identi-Kit.NET, other fees associated with the product increase the total cost of ownership. C.R.I.M.E.S.® by ImageWare and E-FITTM are two other competing products that offer differing feature sets and functionality in the composite sketch tool market. Identi-Kit.NET also competes to some extent with its earlier iteration, the software based Identi-Kit 2000. The increased functionality and the features related to being internet based are key discriminators for Identi-

Kit.NET. The market for wireless data connectivity and applications has numerous competitors. Companies including Aether Systems, Symbol, Motorola, Datamaxx and Voyager Systems compete in the public safety wireless arena. In the secure wireless email market, we expect Research in Motion to be a significant competitor.

Customers

      The Company sells its products and services through a variety of distribution channels. Depending upon the product or service, our customers are either distributors, governmental agencies, limited retail accounts or the end user.

Firearms

      The ultimate users of our products include sportsmen, hunters, collectors, law enforcement and other governmental organizations. Approximately 10% of our handguns are sold to law enforcement agencies, approximately 15% are sold internationally, and the remaining approximately 75% are sold through the highly regulated distribution channel to domestic consumers. Generally, our domestic sales are made to distributors who sell to licensed dealers, who in turn sell to the end user. However, in some cases, we sell directly to large dealers. We continue to focus on expanding the consumer handgun market.

Specialty Services

      With respect to our Specialty Services division, our customers include other firearm manufacturers and non-firearm OEM manufacturers. Sales are made directly to our customers or through manufacturer representatives.

Advanced Technologies

      The Identi-Kit.NET tool is next generation of a product in use by law enforcement agencies in all 50 states and Canada. Growth in the market for this product lies in sales to private and corporate security enterprises, universities, and to international customers. The target market for the LEX MDC is also the public safety/law enforcement community, specifically for mobile officers that need access to critical information. The market for the wireless secure email will be federal agencies that send and receive sensitive information over wireless data devices. Potential customers include Departments of Defense, Homeland Security, Justice and other law enforcement agencies and private businesses. Sales may be made directly or through approved distributors.

Firearms Related Safety Devices

      We anticipate that our handgun vaults will ultimately be purchased by gun owners and other customers interested in small, high quality vaults. We expect sales will be made through distributors, but to date have been unsuccessful in locating any distributors interested in this product.

Governmental Regulations

      We are regulated by the Bureau of Alcohol, Tobacco and Firearms (ATF), which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facility. The U.S. State Department oversees the export of firearms and the Company must obtain an export permit for all international shipments.

      There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has the same regulations, but also requires that each weapon be sampled by an independent lab before shipping. Warning labels related to operation of the handgun are contained in all boxes in which the weapons are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws and we seek to manufacture weapons complying with those specifications.

      On March 17, 2000, the United States Department of the Treasury, the United States Department of Housing and Urban Development (HUD), and S&W signed an agreement that was subsequently signed by two states and eleven cities and counties. The agreement imposed various terms and conditions related to the design, manufacture, marketing and distribution of S&W’s handguns. Although the agreement has not been formally rescinded, the Company believes that the agreement is not legally binding for numerous reasons. The Company has received confirmation that HUD will not seek to enforce the agreement. Additionally, among other terms, the agreement provided that any city or county that was a party to the agreement and had a lawsuit pending against S&W would dismiss S&W with prejudice from its lawsuit subject to a consent order. As of March 17, 2000, lawsuits had been filed against S&W by nine of the eleven cities and counties that signed the agreement. None of those nine cities and counties has dismissed S&W with prejudice from its lawsuit subject to a consent order under the agreement. No assurance can be given, however, that the Company’s position that this agreement is not legally binding would ultimately prevail in any subsequent litigation on this issue. If ultimately required to comply with the agreement, it could have a harmful impact on our handgun sales particularly because none of our competitors are bound by similar agreements.

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

      Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be greater than management estimates. Several of the more significant federal laws applicable to the Company’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA). CERCLA and RCRA, and related state laws, can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners or operators or parties who sent waste to these sites, regardless of location, fault or the lawfulness of the original disposal activity.

      In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have programs in place that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from S&W operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at S&W’s main plant in Springfield, Massachusetts. We spent approximately $264,000 in the fiscal year ended April 30, 2003 on environmental compliance, comprising approximately $181,000 for disposal fees and containers, $23,000 for DEP analysis and fees and $60,000 for equipment. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

      We may become involved in various proceedings relating to environmental matters and we are engaged in environmental investigation or remediation at one site. S&W’s manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. S&W has identified soil and groundwater contamination at its Springfield plant, which it is investigating, monitoring, or remediating.

      The Company has provided reserves for potential environmental obligations that management considers probable and for which reasonable estimates of such obligations can be made. In the fiscal year ended April 30, 2002, the Company recorded a charge of $2.5 million (restated) to increase its provision for remediation of contaminated sites at our Springfield, Massachusetts facility. As of April 30, 2003, we had a reserve of $4.0 million for environmental matters, which is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances including, but not limited to, currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, the Company’s status as a potentially responsible party (PRP) and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. Management believes that the Company has adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these may occur due to the specific facts and circumstances previously noted.

      Management does not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on the Company’s liquidity and financial condition. However, we cannot be sure that we have identified all existing environmental issues related to our properties or that our operations will not cause environmental conditions in the future. As a result, we could incur additional material costs to address cleanup of the environmental conditions.

      In February 2003, the Company sold approximately 85 acres of the 135-acre Springfield property for $1.75 million. The 85 acres have known environmental liabilities related to past operating practices and the sales price reflects those issues. The buyer, the Springfield Redevelopment Authority (the SRA), is an agency of the City of Springfield. The SRA has obtained governmental grants to help defray costs related to the property. The Company intends to closely monitor the SRA’s development and remediation of the sites, which is expected to commence in the first half of 2004. Notwithstanding the sale, we have not decreased our reserves for remediation. Any such adjustment must await remediation by the SRA. S&W has listed the property with the Massachusetts Department of Environmental Protection (DEP) under the voluntary remediation program referred to as the Massachusetts Contingency Plan (MCP), 310 CMR 40.000 et seq. (Site Numbers RTN# 1-0202, 1-3987 and 1-13297). Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999) and Phase IV Remedy Investigation (February 2000). The MCP Site is divided into five separate release areas which are known as follows: Wildcat, Tank No. 1, the Fire Pond, the South Field, and the West Field. Wetland areas exist in the South Field, West Field, and Fire Pond areas of the Site. See Part II — Item 6 — Management’s Discussion and Analysis or Plan of Operations, Liquidity and Risk Factors.

Employees; Labor Relations

      As of May 31, 2003, the Company had 670 full-time employees, of which 452 were paid an hourly wage. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. Approximately 75% of our employees have 10 or more years of service with our Company and approximately 47% have greater than 25 years of service. The Company believes that its employee relations are good.

Inflation

      We do not anticipate that inflation will have any material adverse effect on our sales and we believe we could increase selling prices to offset any cost increases.

Item 2.	Properties

      We lease a 7,100 square foot office facility in Scottsdale, Arizona to house our corporate headquarters. The lease on this facility expires in May 2005. The assets owned by S&W include two manufacturing facilities. The main facility is an approximately 530,323 square foot plant located in Springfield, Massachusetts. The other facility is an approximately 38,115 square foot plant in Houlton, Maine. The Houlton facility primarily manufacturers handcuffs, restraints, ..22 caliber pistols and the Walther PPK, while the Springfield facility primarily manufactures pistols and revolvers. Each of the S&W manufacturing facilities are owned outright by S&W with no liens, mortgages or encumbrances and management believes that each has adequate insurance and is in good condition and capable of producing products at historic rates of production. In addition, S&W owns a 56,869 square foot facility in Springfield that it uses to operate the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.

      In February of 2003, we sold approximately 85 acres of land to the Springfield Redevelopment Authority. We had not developed that property and it did not fit in our future plans. The parcel is adjacent to the manufacturing facility in Springfield, Massachusetts. The sales price was $1.75 million, which included a down payment of $750,000 in cash at signing and a 20 year note for $1.0 million bearing an interest rate of 6% due March 1, 2022.

      Our management believes that all facilities we occupy are adequate for present requirements, and that our current equipment is in good condition and is suitable for the operations involved.

Item 3.	Legal Proceedings

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial results for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

      Smith & Wesson Holding Corporation is from time to time involved in various claims and lawsuits incidental to the operation of its business. Except as described above, Smith & Wesson Holding Corporation is not involved in any such litigation that it believes could have a material adverse effect on its financial condition or results of operations. However, Smith & Wesson Holding Corporation’s wholly-owned subsidiary as of May 11, 2001, Smith & Wesson Corp. (S&W), is involved in numerous lawsuits that could materially adversely affect S&W and, therefore, materially adversely affect Smith & Wesson Holding Corporation’s results of operations on a consolidated basis.

      In addition to certain other pending litigation to which S&W is a party, S&W is a defendant in approximately 18 lawsuits involving its products and is aware of certain other such claims. These lawsuits and claims primarily fall into two categories:

•	lawsuits claiming damages from S&W related to allegedly defective product design which stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories, and

•	lawsuits brought by cities, municipalities, counties and individuals (including certain putative class actions) against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes and conspiracy or concert of action theories.

      The Company’s management monitors, on a regular on-going basis, the status of known claims and amount of its product liability accrual, which includes the estimated defense costs of asserted and unasserted claims but does not include any amounts for awards or settlements by S&W. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with special counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company. However, the Company does not anticipate a material adverse judgment and intends to defend itself vigorously. In light of its view of the merits of the underlying claims, management believes that it has provided adequate reserves and insurance with respect to such claims.

      Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. Aggregate claims amounts exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations are unfounded, and that the shootings and any results there from were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against S&W. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including state constitutions and the federal Constitution.

      In the year ended April 30, 2003, the Company paid $2.2 million in defense and administrative costs relative to product liability and municipal litigation. In addition, the Company spent $207,500 in total for settlement fees relative to product liability cases.

New Cases

      The following new case was instituted against S&W since the date of our last filing.

•	Thomas Johnson, Sr. v. Beemiller Inc., et al., in the U.S. District Court for the Eastern District of New York. The action for wrongful death alleges public nuisance and seeks damages. On July 21, 2003, the court granted a motion to dismiss filed by some defendants including S&W. On August 19, 2003, plaintiff filed a notice of appeal to the Second Circuit Court of Appeals. That court has indicated that the appeal was premature because the claims against defendant Bryco Arms were automatically stayed in the trial court due to Bryco Arms’ pending bankruptcy proceeding.

      As of December 8, 2003, no other cases were instituted against the Company that could have a material adverse effect on the Company’s financial condition or results of operations. The following describes material updates to or resolution of cases previously reported by the Company:

Cases Dismissed Or Resolved

      The following previously reported cases have been finally adjudicated in favor of S&W:

•	Dennis W. Archer, Mayor of the City of Detroit, et al. v. Arms Technology, Inc., et al. (appeals court reversed trial court’s ruling that 2000 PA 265 is unconstitutional and dismissed the case in its entirety; plaintiffs did not appeal);

•	Edward H. McNamara, Wayne County Executive, et al. v. Arms Technology, Inc., et al. (appeals court reversed trial court’s ruling that 2000 PA 265 is unconstitutional and dismissed the case in its entirety; plaintiffs did not appeal);

•	James Foster-el, et al. v. Beretta, U.S.A. Corp., et al. (trial court entered a Consent Order of Dismissal submitted by plaintiffs and defendants that voluntarily dismissed all of plaintiffs’ claims);

•	Laura Wallace, Individually and as Representative of the Estate of Andre Wallace, et al. v. Beretta U.S.A. Corp., et al. (trial court entered a Consent Order of Dismissal submitted by plaintiffs and defendants that dismissed all of plaintiffs’ claims);

•	Jamaal Anwar K. Wright v. Smith & Wesson Corp., et al. (the trial court entered an order dismissing all claims against S&W with prejudice; plaintiff did not appeal); and

•	Smith & Wesson Corp. v. Springfield Conservation Commission (voluntarily dismissed without prejudice).

      The following cases have been dismissed or voluntarily withdrawn without prejudice:

•	City of Cincinnati v. Beretta U.S.A. Corp., et al. (trial court granted plaintiff’s motion to dismiss without prejudice);

•	City of Camden v. Beretta U.S.A. corp., et al., (the trial court, having been advised that one of the parties to the case filed a Bankruptcy Petition in the United States Bankruptcy Court, dismissed this matter without prejudice, subject to reinstatement by formal motion if the bankruptcy proceedings do not fully dispose of the issues between parties);

•	City of Jersey City v. Smith & Wesson Corp., et al., (trial court granted plaintiff’s motion for a voluntary dismissal without prejudice, with conditions for re-instituting suit against defendants); and

•	City of Newark v. Arcadia Machine & Tool, et al. (trial court dismissed plaintiffs’ complaint without prejudice; plaintiffs have until March 1, 2004 to re-file, but only if they complete all outstanding discovery by that date).

      The following previously reported case has been settled:

•	Claudia Levin v. Smith & Wesson Corp., et. al., in the Circuit Court of Cook County, Illinois.

      All settlement amounts were within S&W’s limits of self-insurance coverage.

Cases On Appeal

      The rulings in the following cases are still subject to certain pending appeals:

      The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the City of San Francisco, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated for purposes of appeal. On May 7, 2003, the court granted the manufacturer defendants’ motion for summary judgment in its entirety. On June 9, 2003, plaintiffs filed their notice of appeal to the Court of Appeal of the State of California, First Appellate District. Plaintiffs’ opening brief is due on December 30, 2003.

      The City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. The Appellate Court of Illinois issued an opinion reversing the trial court’s decision granting Defendants’ Motion to Dismiss plaintiffs’ public nuisance claim and remanding the case back to the trial court on November 4, 2002. Defendants’ petition for leave to appeal to the Illinois Supreme Court was granted on April 8, 2003. Briefing on the appeal was completed on August 13, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. No decision has issued to date.

      District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. Briefing was completed in the court of appeals in October 2003. Oral argument is not yet scheduled.

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

      City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant are demanded as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case to St. Louis County. A hearing on defendants’ renewed motion to dismiss was held on February 28, 2003. On September 12, 2003, the Missouri General Assembly enacted legislation that would prohibit cities and other municipalities from suing firearms manufacturers and sellers for injuries inflicted by firearms under abnormally dangerous activity, public nuisance, or private nuisance causes of action. On November 18, 2003, the court issued an order dismissing all defendants except two, which filed Bankruptcy Petitions in the United States Bankruptcy Court. The order did not consider or rely on preemption legislation in dismissing the case. On November 24, 2003, plaintiff filed a notice of appeal to the Missouri Court of Appeals, Eastern District.

      Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that Chicago Police Officer Michael Ceriale was shot with a handgun by a gang member while conducting narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges that firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. Damages plus other costs and fees are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Ceriale shooting (S&W and Chuck’s Gun Shop). On October 2, 2002, the Illinois Supreme Court granted the Petition for Leave to Appeal filed by Smith & Wesson and Bryco Arms. Briefing was completed in the Illinois Supreme Court on August 19, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. No decision has issued to date. This case has been consolidated with the Smith and Young cases described herein for purposes of appeal only. (See Smith and Young cases below).

      Obrellia Smith, Administratrix of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that the plaintiff’s decedent was murdered with a handgun by a gang member. The complaint also alleges that firearms manufacturers have created a “public nuisance” by intentionally supplying handguns to the underground market for use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to the defendant who manufactured or sold the firearms used in the Smith shooting (Navegar). This case has been consolidated with the Ceriale and Young cases described herein for purposes of appeal only. (See Ceriale above).

      Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that a juvenile gang member with a handgun killed the plaintiff’s decedent. The complaint also alleges that firearms manufacturers have created a “public nuisance” by “oversupplying” the handgun market resulting in illegal possession and use by gang members and juveniles. Damages plus fees and costs to be determined by the Court are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Young shooting (Bryco, and Breit & Johnson). This case has been consolidated with the Ceriale and Smith cases described herein for purposes of appeal only. (See Ceriale above).

      The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Only injunctive relief is sought; no monetary damages are claimed, however, plaintiffs seek no less than twenty million dollars for nuisance abatement. Trial began on March 24, 2003 and concluded on May 8, 2003. On May 14, 2003, the advisory jury rendered a non-binding verdict of “no liability” for 45 defendants and “no verdict” for the remaining 23 defendants (including S&W). On July 21, 2003 the court issued its decision, which held that plaintiff had failed to prove all of the elements of its case and dismissed the case as to those defendants. Plaintiff filed a notice of appeal, and defendants cross-appealed. Because of the bankruptcy of two defendants, the court indicated that the appeal was premature. On November 25, 2003 both parties withdrew their appeals without prejudice. Defendants filed a motion seeking to obtain final judgment for less than all defendants. On December 5, 2003, the Court signed a final judgment and order.

Pending Cases

      The following describes the status of pending cases previously reported by the Company:

      Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms, and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns. The complaint also alleges unjust enrichment, nuisance abatement, and public nuisance claims. Actual and punitive damages, plus other costs against each defendant are demanded, as is injunctive relief. The Court has denied the defendants’ motion to dismiss. On September 20, 2001, the court granted the parties’ joint motion to stay the case pending a ruling by the Ohio Supreme Court in the Cincinnati case. The case remains stayed.

      City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the City of New York because of their allegedly negligent marketing and distribution practices. The complaint also alleges that the defendants have failed to design firearms with safety devices, and have allegedly failed to provide adequate warnings. Plaintiffs seek injunctive relief, compensatory, general and punitive damages, plus other costs to be determined by the Court. On May 2, 2002, the Court reaffirmed an earlier order staying the case pending a decision from the New York Appellate Court in the People of the State of New York, by Eliot Spitzer Attorney General of the State of New York v. Sturm, Ruger and Company, Inc., et al., in which S&W is not a party. On June 24, 2003, the New York Appellate Division issued its decision in the New York State case affirming the trial court’s dismissal of plaintiff’s complaint. On October 21, 2003 the New York Court of Appeals denied plaintiff’s motion for leave to appeal. The New York City case remains stayed. Plaintiff has indicated that it will file a motion to lift the stay, and to amend the complaint by December 11, 2003.

      Tara LaCelle, an Individual, et al. v. Shatana Pole, et al., in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai. The complaint, filed on June 5, 2002, alleges that Shatana Pole became intoxicated and, while engaging in gunplay, pulled back the hammer of a Smith & Wesson ..357 magnum revolver and squeezed the trigger, discharging a bullet through the shared wall between their apartments and striking LaCelle, resulting in permanent paralysis from the chest down. The complaint asserts claims against Mr. Pole and his companions, Ms. LaCelle’s landlord, the leasing agent allegedly charged with screening tenants of the building, S&W, and “Smith & Wesson, Inc.” Ms. LaCelle asserts claims against S&W for public nuisance, violation of the Idaho Consumer Protection Act, negligent infliction of emotional distress and emotional distress from fear of developing a future disease. Ms. LaCelle’s mother and fiancé have asserted claims for loss of consortium against all defendants. Plaintiffs seek damages in an amount to be proven at the time of trial, as well as pre-judgment interest, attorneys fees and other such relief as the Court deems just and proper. Two of the individual defendants, Shatana Pole and Joshua Dolan, filed for bankruptcy. Discovery is ongoing. The case has been set for trial on June 7, 2004. Plaintiff has filed a motion to vacate the trial date.

      Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to S&W on January 17, 2000. The plaintiff alleges S&W terminated its distributor agreement without just cause and seeks damages for allegedly violating Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November, 2002. No decision or judgment on the merits of the case has issued to date.

      Darrell Bowling v. Smith & Wesson, et. al., in the Circuit Court in Perry County, Kentucky. The complaint was filed on June 9, 2000 and seeks damages for personal injuries allegedly sustained by Bowling on June 12, 1999. The plaintiff claims that Kelly Frank Miller, a convicted felon, who was in possession of a S&W revolver, shot him. The complaint originally asserted strict liability and negligence claims. However, the plaintiff amended the complaint on July 6, 2000 to withdraw the traditional tort claims and the plaintiff has elected to proceed on a theory of public nuisance by arguing that the manufacture, distribution, and sale of the firearms has created an unreasonable danger to the public. S&W filed a motion to dismiss on July 24, 2000, and subsequently argued that motion before the Court. Since the filing of the motion, Mr. Miller was convicted of attempted murder stemming from the shooting of Mr. Bowling. On April 25, 2002, S&W filed a supplemental motion to dismiss. No decision has issued to date.

      Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001, and seeks compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s S&W handgun malfunctioned and exploded when he tried to fire it. S&W filed an answer denying all allegations of liability and the parties are proceeding with discovery. Jury selection and trial are set to commence for the trial period beginning July 1, 2004.

      Royce D. Ryan, a minor, by his parent and natural guardian, Lori Ryan v. Smith & Wesson Corp., et. al., in the Court of Common Pleas of Philadelphia County, Pennsylvania. The complaint, filed on April 14, 2000, alleges that Ryan was shot in the head with a S&W pistol and seriously injured at the home of Jared McMunn, a fourteen year old neighbor, when McMunn retrieved the pistol from his parents’ dresser drawer and, believing the pistol to be unloaded, pointed it at Ryan and pulled the trigger. The complaint asserts claims for negligence and strict liability and alleges that the pistol was defective because it lacked design features to prevent it from being fired by an unauthorized user. The complaint also seeks compensatory and punitive damages on behalf of Royce Ryan. The case has been set for jury selection on April 23, 2004, and for trial on April 26, 2004.

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

      The Company’s Common Stock is traded on the American Stock Exchange under the symbol SWB. On September 11, 2003, we received notice from the American Stock Exchange staff indicating that we are not in compliance with the American Stock Exchange’s continued listing standards due to our inability to file with the SEC in a timely manner this Form 10-KSB for the fiscal year ended April 30, 2003, as required under the rules of the American Stock Exchange. On September 25, 2003, we submitted a plan of compliance to the American Stock Exchange, which the staff of the American Stock Exchange accepted on October 17, 2003, when it granted to us an extension of time to regain compliance with the continued listing standards. Because we were not able to file this Form 10-KSB by October 24, 2003, the date specified in our original plan, we requested the opportunity to submit a revised plan to the staff of the American Stock Exchange. Under this revised plan, we anticipate returning to compliance with the continued listing standards by December 31, 2003. During the extension period, we will continue to be subject to periodic review by the staff of the American Stock Exchange. If we fail to make progress consistent with the revised plan or fail to regain compliance with the continued listing standards by the end of the extension period, we may be delisted from the American Stock Exchange.

      Consistent with the timeline proposed in our revised plan and accepted by the staff of the American Stock Exchange, we are filing this annual report on Form 10-KSB for the fiscal year ended April 30, 2003, which includes financial statements for fiscal year 2003 as well as restated financial statements for fiscal year 2002 audited by our independent public accountants, PricewaterhouseCoopers LLP. In addition, before the end of calendar year 2003, we expect to file our quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2003 and our quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2003.

      The following table sets forth the high and low market prices for the Company’s common stock based upon it fiscal year beginning May 1st. Until November 2002, the Common Stock was traded on the OTC Bulletin Board operated by the NASD. Prices reported prior to the listing on the American Stock Exchange are as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year 2002
First Quarter	$1.51	$0.69
Second Quarter	$1.27	$0.67
Third Quarter	$0.91	$0.68
Fourth Quarter	$2.96	$0.80
Fiscal Year 2003
First Quarter	$2.74	$1.55
Second Quarter	$1.70	$1.01
Third Quarter	$2.48	$1.51
Fourth Quarter	$1.94	$1.35

Number of Shareholders

      The number of beneficial shareholders of record of the Common Stock of the Company as of the close of business on December 8, 2003 was approximately 358. Many of the shares of the Company’s Common Stock are held in a “street name” and consequently reflect numerous additional beneficial owners.

Dividend Policy

      To date, the Company has no cash dividends on its Common Stock, and does not expect to pay cash dividends in fiscal year 2004. The Company intends to retain future earnings, if any, to provide funds for operation and growth of its business.

Disclosure With Respect to the Company’s Equity Compensation Plans

      The Company maintains the 2001 Stock Option Plan (Option Plan) and acts as its own custodian for the 2001 Employee Stock Purchase Plan (ESPP), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into individual arrangements outside of the equity plans with Mitchell A. Saltz, a director of the Company and its former Chief Executive Officer, and Robert L. Scott, a director of the Company and a former executive officer, providing for the award of warrants to purchase Common Stock of the Company. The terms of these individual equity awards are described more fully below.

      The following table provides information about equity awards under the Company’s Option Plan, ESPP and the individual equity awards:

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted-Average Exercise	Remaining Available for Future
	Outstanding Options	Price of Outstanding Options,	Issuance Under Equity
Plan Category	and Warrants	and Warrants	Compensation Plans

Equity compensation plans approved by shareholders	2,542,500	$1.10	17,190,898
Equity compensation plans not approved by shareholders	10,000,000	$0.89	–0–

Total	12,542,500	$0.93	17,190,898

Summary Description Of Non-Shareholder Approved Equity Arrangements

      In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson Corp., the Company issued a warrant dated May 11, 2001, to each of Mr. Saltz, and Mr. Scott, each a director and then an officer of the Company. Each warrant entitles the holder to purchase up to 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.89 per share. Each warrant is exercisable immediately and expires May 11, 2006.

Recent Sales of Unregistered Securities

      In February 2003, the Company issued 165,032 shares of common stock to one individual upon the exercise of a warrant. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

      In March 2003, the Company issued an aggregate of 300,000 shares of common stock to two unrelated parties, upon the exercise of warrants. The warrants had an exercise price of $.50 per share. Proceeds from the sale were used as working capital. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

      In March 2003, the Company issued 149,681 shares of common stock to Corey Lambrecht, an executive officer of the Company, upon the exercise of a warrant. The Company relied on Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.

Item 6.	Management’s Discussion and Analysis or Plan of Operations

      On May 11, 2001, Smith & Wesson Holding Corporation, formerly Saf-T-Hammer Corporation, purchased (the Acquisition) all of the outstanding capital stock of Smith & Wesson Corp. from Tomkins Corporation (Tomkins) for $15,000,000. As a result of the Acquisition, S&W became a wholly owned subsidiary of the Company.

Results of Operations

      Net sales increased $19,184,057 or 24.2% to $98,468,766 in fiscal year 2003 from $79,284,709 (restated) in fiscal year 2002. Net income of $15,663,479 was $26,441,694 higher than the net loss of $10,778,215 (restated) in fiscal year 2002. Basic net income per share improved by $1.04 in fiscal year 2003, to $0.52 from $0.52 loss per share (restated) in fiscal year 2002. The substantial increase in sales is primarily due to increased sales of handguns. During the restatement of our financial statements for the fiscal year ended April 30, 2002, we determined net sales increased by approximately $2.8 million. The increase was due to reclassification of $1.6 million in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly recorded for returned product in the amount of $1.2 million. Finally, there was approximately

$110,000 in merchandise returned for which credits had not been recorded until fiscal year 2003 that should have been recorded in fiscal year 2002.

Net Sales

			Restated		As Previously Reported
	Fiscal Year 2003		Fiscal Year 2002		Fiscal Year 2002

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

	(millions)		(millions)		(millions)
Firearms	$80.4	81.6%	$63.8	80.5%	$58.4	76.3%
Specialty Services	7.9	8.0	6.4	8.1	6.4	8.4
Handcuffs	5.4	5.5	4.4	5.5	4.3	5.6
Other Products and Services	4.8	4.9	4.7	5.9	7.4	9.7

Total Net Sales	$98.5	100.0%	$79.3	100.0%	$76.5	100.0%

      Firearms sales increased by $16.6 million as domestic sales continued to recover from the effects of the boycott that had taken place in the year prior to acquisition. The Company also saw a substantial increase in the line of Walther firearms that we distribute exclusively in the United States. Sales of Walther products increased by $9.1 million to $12.7 million with the continued success of the P99 and P22 pistols as well as the re-introduction of the popular PPK pistol. The sales increase was also fueled by aggressive promotional efforts at the dealer level aimed at re-establishing Smith & Wesson shelf space with many of the dealers that had discontinued carrying S&W product during the boycott period. The sales growth was further fueled by the introduction of several new products in the fourth quarter. Sales of these new products accounted for over $2.4 million of the sales increase and is responsible for the substantial increase in the order backlog at year-end. Total units sold in fiscal year 2003 increased approximately 36.5% over fiscal year 2002, or approximately 239,000 units as compared to 175,000, respectively. For fiscal year 2003, approximately 75.0% of net sales of firearms were derived from domestic consumers, 10.0% from law enforcement, and 15.0% from international sales.

      S&W’s specialty services have manufactured products for such companies as Remington Arms Co., Weatherby, and Harley-Davidson, as well as automotive and other manufacturers. S&W discontinued certain portions of its specialty services, CNC machining and cutter grinding, in October 2002 which had been offered to outside companies, in order to better utilize equipment from these areas in its own manufacturing operations. While the CNC machining and outside cutter grinding accounted for approximately 45.0% of the specialty services sales for the year ended April 30, 2003, management believes the use of this equipment for the manufacture of its core products will allow S&W to more productively and profitably meet the growing demand for its handguns.

Gross Profit

      Gross profit in fiscal year 2003 of $29,806,990 was $10,008,918 or 50.6% higher than the gross profit of $19,798,072 (restated) in fiscal year 2002. The gross profit margin was 30.3% on net sales of $98,468,766 in fiscal year 2003 as compared to 25.0% on net sales of $79,284,709 (restated) in fiscal year 2002. The significant changes in gross profit and gross profit margin are primarily attributable to the increased sales of handguns. In response to the increased demand for S&W handguns, production was increased accordingly. During the fiscal year ended April 30, 2003, approximately 190,000 firearms were produced, a 20% increase over the prior year. This increase in production was accomplished primarily through increased efficiency. In addition, certain fixed costs such as depreciation, insurance and manufacturing support did not increase or increased at a substantially lower rate than the production increase. As a result, the cost per unit produced decreased significantly contributing to the improved gross profit.

Research and Development

      The Company incurred $905,542, net of expense reimbursement from the National Institute of Justice of approximately $900,000, of research and development costs in fiscal year 2003 as compared to net expenses of $680,189 (restated) in fiscal year 2002, representing an increase of 33.1% in fiscal year 2003. These costs relate to an on-going effort by S&W to develop technology to introduce “authorized user only handguns” as well as an on-going effort by the Company to develop advanced technology products for law enforcement. In fiscal year 2003, research and development of advanced technologies included creation and beta-testing of an improved web-based version of our Identi-Kit composite sketch technology, as well as initial development of our LEX mobile device.

Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (SG&A) for fiscal year 2003 were $25,098,316 or 25.5% of net product sales compared to $20,137,664 (restated) or 25.4% of net product sales in fiscal year 2002.

      During fiscal year 2003, SG&A incurred by S&W was $22,249,813, or 88.7% of total SG&A and the Company’s corporate SG&A was $2,848,503 or 11.3% of total SG&A. S&W SG&A includes, but is not limited to, approximate depreciation and amortization expense of $263,000, selling and marketing employee remuneration of $3.3 million, commissions of $1.3 million, advertising expense of $4.8 million, general and administrative employee remuneration of $4.4 million, employee profit sharing contribution of $1.6 million, non-recurring and other expense of $823,000, relocation expense of $200,000 and professional fees of $2.1 million. Corporate SG&A, for fiscal year 2003, increased $808,009 or 39.6% from fiscal year 2002 which was primarily due to hiring additional personnel to build revenue for both the licensing and technology units of the Company.

      The Company’s commitment to continue to improve S&W’s market share, expansion of its licensing capabilities, diversification into advanced technology products aimed at law enforcement, an increase in professional fees related to the restatement and SEC investigation and increases in insurance costs in the aftermath of September 11, 2001, as well as other general expense increases may require the Company to increase SG&A expenses in fiscal year 2004.

Other Income/ Expense

      Other income for fiscal year 2003 was $2,362,841 as compared to expense of $47,200 (restated) in fiscal year 2002. On February 25, 2003, S&W sold approximately 85 acres of excess land at its Springfield site to the Springfield Redevelopment Authority for $1,750,000 resulting in a gain of $1,666,132, which is included in other income. On April 15, 2003 we entered into an agreement with one of our insurance carriers regarding reimbursement of certain defense costs related to municipal litigation and certain other product liability cases, which, in addition to agreeing to pay a portion of future costs, agreed to reimburse the Company $1,688,393 for previously non-reimbursed expenses. This reimbursement is included in other income. In April 2003, we wrote down the cost of certain non-handgun product line assets to what we believe to be their net realizable value. The amount of this write-down was $1,114,666.

Interest Expense

      Interest expense for fiscal year 2003 was $3,587,519 as compared to $8,020,559 (restated) for fiscal year 2002. The decrease in net interest expense for fiscal year 2003 is attributable to amortization of debt discounts in fiscal year 2002 including the amortization of the value of warrants and other costs related to obtain $5.0 million of the acquisition financing. In March of 2002, we refinanced $15.0 million in acquisition related short-term debt through a commercial bank loan at a rate of 5.85%. The short-term debt had been comprised of two notes: 1) a $5.0 million acquisition loan with an interest rate of 12.0% per annum, and 2) a $10.0 million one-year note payable to the seller with an interest rate of 9.0% per annum. S&W also has a $30.0 million note payable to Tomkins, which also bears an interest rate of 9.0% per annum, and incurred interest expense amounting to approximately $2.7 million. We prepaid $2.0 million of principal on this note in April 2003 reducing the principal balance to $28.0 million. The remaining interest expense arose from the commercial bank loan, bank charges for letters of credit and a related party loan. Please see further discussion of related party loan in Footnote 15 to the Financial Statements.

Income Before Income Taxes

      Income before income taxes increased $13,966,776 from a loss of $10,707,617 (restated) in fiscal year 2002 to a profit of $3,259,159 in fiscal year 2003. Significant items not related to operations that affected fiscal year 2003 income before income taxes reflected in other income/ expense were (i) an increase of $ 1.7 million due to the gain on the sale of land to the Springfield Redevelopment Authority, (ii) an increase of $1.7 million due to the reimbursement of certain legal expenses from our insurance carriers, and (iii) a decrease of $1.1 million due to the establishment of reserves for inventory and commitments to purchase inventory.

Income Taxes

      Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets, liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $13.8 million, before valuation allowance, at April 30, 2003. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

      As of April 30, 2002, we had a federal and state valuation allowance established against our deferred tax assets of $13.4 million (restated) and $1.4 million (restated) respectively. Based on the operational changes discussed below, no valuation allowance has been provided on our deferred federal income tax assets as of April 30, 2003, as we believe it is more likely than not that all such assets will be realized. We do, however, maintain a valuation allowance of $0.6 million provided against our state deferred tax assets as of April 30, 2003. This valuation allowance specifically relates to state net operating loss carryforwards. There is uncertainty related to the recognition of the benefit attributable to these state net operating losses. We reached these conclusions after considering both changes in our business as well as the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of generating future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred tax assets. We reached these conclusions despite the existence of cumulative losses in recent years. Cumulative losses are weighted heavily in the overall assessment of the need for a valuation allowance. However, we believe our current year pre-tax income and the additional positive evidence discussed below outweigh the negative evidence of the cumulative losses. In making this assessment, we took into consideration the existence of significant expenses in fiscal year ended April 30, 2002 relating to the acquisition of Smith & Wesson Corp., that are not recurring in this or future fiscal years.

      During the fourth quarter of fiscal year ended April 30, 2003, we determined that a valuation allowance against our deferred tax assets was no longer needed, with the exception for certain state deferred tax assets. In prior years, we have had losses before income taxes for financial reporting purposes. However, for fiscal year ended April 30, 2003, we are reporting pre-tax income of $3.3 million. We believe that existing levels of income from changes in our operations that have taken place or will take place are sufficient to generate the minimum amounts of taxable income set forth below to utilize our deferred tax assets and net operating losses before they expire. Such changes include, but are not limited to: (i) a significant increase in order backlog, as of the end of the current fiscal year versus the previous fiscal year; (ii) higher than anticipated trade show sales this year versus the prior year; (iii) an aggressive, as well as successful, launch of new firearm products, which have been enthusiastically received by the marketplace; (iv) new licensing strategies, which are projected to generate royalty income and (v) other changes in an effort to increase the efficiency of our business operations.

      To utilize all of our federal net operating loss carryforwards before expiration, we would need to generate minimum taxable income of $13.9 million (the amount of net operating loss carryforwards) before 2024. As of April 30, 2003 we have total gross book as compared to tax temporary differences of $23.2 million which may result in future tax deductions. Therefore, future income of $37.1 million would need to be generated to realize all of our deferred tax assets. We believe our current level of pre-tax earnings are sufficient to realize all of these deferred tax assets.

      The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:

			As Previously
		As Restated	Reported
	Year Ended	Year Ended	Year Ended
	April 30, 2003	April 30, 2002	April 30, 2002

	(Dollars in millions)
Income (loss) before income taxes	$3.3	$(10.7)	$(5.4)
Adjustments to determine taxable income:
Depreciation	(3.3)	(3.1)	(2.8)
Gain/ loss on sale of land (installment sale)	(1.3)	0.0	0.0
Product liability	(2.7)	(0.9)	(0.8)
Section 263A unicap adjust	(0.6)	1.4	(0.1)
LIFO to FIFO accounting change adjustment	3.8	3.8	3.6
Various reserves &
accruals	0.5	(4.4)	(4.6)
Inventory obsolescence	0.0	(2.2)	(2.1)
Environmental reserve	(0.1)	2.3	(0.2)
Inventory step-up-acquisition	0.0	3.1	3.1
Financing costs	0.0	1.8	5.1
Other book vs. tax differences	(0.2)	(1.0)	0.3

Taxable Income	$(0.6)	$(9.9)	$(3.9)

      Tax planning strategies are available to accelerate income or defer deductions in order to utilize net operating loss carryforwards. For fiscal year ended April 30, 2003, the tax loss of $0.6 million could become $1.2 million of income upon the election by management, with the filing of the April 30, 2003 income tax return, to elect out of bonus depreciation and installment sale treatment of the sale of the land.

      At April 30, 2003, Smith & Wesson Holding Corp. had federal income tax loss carryforwards of $13,926,398 available (subject to various statutory restrictions) for use on future federal income tax returns. These carryforwards will expire as follows:

$ 113,963	Expires 2018
$1,239,702	Expires 2019
$2,290,046	Expires 2020
$1,177,071	Expires 2021
$8,528,339	Expires 2022
$ 577,277	Expires 2023

      Based on our projections of future taxable income, we expect to utilize the largest portion of our net operating loss carryforward over the next five to six years. Finally, since our net operating loss carryforwards do not begin to expire until 2018, and based on our projections of future financial reporting income, we expect to utilize all of our net deferred income tax assets of $13.2 million (after $0.6 million state tax valuation allowance) over the next seven to eight years.

Liquidity and Capital Resources

      The Company’s principal on-going cash requirements are to finance the production of its manufactured products and to fund the following: develop advanced technology products, grow its trademark licensing program, develop its new catalog sales program and meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding corporation level which had approximately $4.5 million of investment capital available to it as of April 30, 2003, for these initiatives as well as for its working capital requirements. Other areas of growth, including the catalog program and manufactured products, are financed by the operations and working capital of S&W.

      The Company is focused on growth both within its core manufacturing business and in areas external to its manufacturing business. In fiscal year 2004, the Company expects to achieve its net sales and earnings growth objectives by improving the earnings and efficiencies of its existing manufacturing operations, expanding its trademark licensing business and introducing advanced technology products to be utilized by law enforcement.

      The Company’s on-going strategy is designed to allow S&W to increase sales of core firearm products, further improve product quality, provide new product innovation, continue to reduce costs, and increase flexibility to meet changes in the marketplace. S&W will benefit, in part, from its first full year of marketing and producing its Model 500 revolver, the SW1911 pistol and the full line of SW99 pistols as well as the planned introduction of two to four new products during the year.

      The Company’s ability to reach S&W’s sales growth projections as well as expansion into new product areas will depend upon, among other factors, its ability to (i) successfully introduce new products and services to its target markets, (ii) successfully implement production efficiencies and capacity increases, (iii) continue to develop and restore its distributor and dealer networks, (iv) retain strong demand despite adverse political conditions and detrimental regulatory changes within the environment in which the Company operates, if any, and (v) successfully prevail in lawsuits and avoid large settlement payouts relating to certain on-going litigation affecting S&W and the entire handgun industry.

      The Company has also developed growth strategies, for areas other than S&W’s manufacturing operations, which it believes will allow it to capitalize on greater awareness of the “Smith & Wesson” name among those who are not necessarily gun enthusiasts and on the goodwill already associated with the Smith & Wesson name among gun enthusiasts. In the United States alone, awareness of the Smith & Wesson name approximates 89% and 83% among men and women, respectively. Management believes this strong brand awareness and the positive attributes associated with it provide several opportunities for growth.

      The Company is incurring significant legal and accounting costs relating to the restatement of the financial statements for the fiscal year ended April 30, 2002 and the SEC investigation. On December 5, 2003, the Board of the Directors approved severance agreements with our Chairman and Chief Executive Officer, Mitchell Saltz, and our President and Chief Operating Officer, Colton Melby. As a result of the costs related to the restatement of the financial statements for fiscal 2002, the SEC investigation and the severance agreements, we expect to record significant expenses in the third fiscal quarter of 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

      During fiscal year 2004, the Company plans to increase capital and personnel resources to more fully expand its trademark licensing program and the types of non-firearm products available under the S&W name. During fiscal year 2003, the Company contracted with new licensees to provide such products as home security products, child safety products, safes, police and retail bicycles, and golf clubs. While licensees may be required to make minimum royalty payments to the Company, the success of its licensing program is largely determined by the success of a licensee’s products with in their respective target markets. Numerous factors affect if and when a licensee’s product(s) are successful including the nature of the licensee’s product(s), the size of the product target market(s) and the distribution channels for such product(s), among others. As a result, there can be no guarantee that future royalty payments will be realized.

      The Company expects its continuing efforts to introduce advanced technology products aimed at law enforcement and homeland security agencies to provide another area of growth and diversification in fiscal year 2004. Through its subsidiary SWAT, Identi-Kit.NETTM and other integrated services and products that will allow rapid and accurate dissemination of information to assist police officers and other security personnel are being developed and introduced. Continuing research and product introduction, more fully detailed in Item 1 — Advanced Technologies, are planned for fiscal year 2004.

      The Company, through S&W, provides on a very limited basis a catalog of branded (logo) accessory products to consumers. Because of the strong name recognition of Smith & Wesson, the Company has introduced and widely distributed a “lifestyles” catalog of consumer-oriented products extending beyond the limited number of logo products available. The initial mailing of the catalog occurred in October 2003. This effort is more fully detailed in Item 1 — Catalog/ Retail Product Sales.

      The Company’s Board of Directors approved the expenditure of approximately $2.0 million during fiscal year 2004 for the Company’s efforts to build its licensed products and catalog programs. Management believes the name recognition and positive attributes of Smith & Wesson provide it with opportunities not commonly available to many companies and that this level of investment is necessary to successfully position itself within these areas. Additionally, the Company is committed to continuing its investment in its advanced technology business at a level at or above that experienced in fiscal year 2003.

      The Company had cash, cash equivalents and short-term investments of $35.3 million at April 30, 2003. Of this amount, approximately $21.5 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

      The Company utilized $1.5 million of net cash in operating activities during fiscal year 2003 compared to cash provided by operating activities of $6.1 million during fiscal year 2002.

      Net cash utilized by investing activities was $4.4 million during fiscal year 2003 compared to cash provided by investing activities of $28.3 million during fiscal year 2002. Substantially all of the cash for investing activities in the current period related to the acquisition of various machinery and equipment.

      Capital expenditures amounted to $4.2 million and $3.0 million during fiscal year 2003 and fiscal year 2002, respectively. During fiscal year 2004, the Company expects to spend approximately $3.5 million on capital expenditures to maintain its current manufacturing facilities. The Company intends to fund any capital expenditures in fiscal year 2004 with existing cash or funds provided from operations.

      Net cash used for financing activities was $1.9 million during fiscal year 2003 compared to $14.4 million during fiscal year 2002. Substantially all of the cash used for financing activities in the current period relates to a $2.0 million payment on the Tomkins loan. The Company does not anticipate a need for increased external financing in fiscal year 2004.

      In May 2001, the Company borrowed $5 million from Colton Melby in order to acquire S&W. The loan accrued interest at the rate of 12%. Mr. Melby received warrants to purchase 7,094,500 shares of common stock at $.40 per share and his brothers received warrants to purchase 375,000 shares each at $.80 per share. In March 2002, the loan was repaid and Mr. Melby fully exercised his warrants by using $2,837,800 of the proceeds to fully exercise his warrants and using $2,162,200 of the proceeds to purchase an additional 1,310,424 shares. Mr. Melby’s brothers exercised their warrants in May 2001. Pursuant to the loan agreement with the Company, Mr. Melby received pre-emptive rights with respect to the issuance of new shares of Company stock for a period of six years after repayment of the loan, except with respect to stock issued to employees, directors and consultants.

      The Company obtained a $15.0 million long-term loan from Banknorth in April 2002, which was used to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% per annum and has a 12-year term commencing on March 28, 2002. The note is amortized over a 10-year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments of $165,403 thereafter for the life of the loan. The loan is fully collateralized by S&W’s marketable securities, and/or cash. A portion of the proceeds from the Banknorth note $5.0 million, was used to repay in full the Melby Note.

      The Company is required under the financial covenants of its loan agreement with Banknorth to provide the bank with audited fiscal year financial statements within 120 days of the fiscal year end. On October 21, 2003, the Company received a written compliance waiver for this covenant for the fiscal year ending April 30, 2003.

      The remaining $28.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% per annum and has a term of 10 years commencing on May 11, 2001. It is uncollateralized, may be prepaid in part or in whole at any time, and is amortized over a 10-year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments of $482,672 thereafter for the life of the loan. Although the loan is uncollateralized, it does contain covenants restricting Smith & Wesson Holding Corporation use of S&W cash and other assets, limits the amount of dividends that may be paid to Smith & Wesson Holding Corporation by S&W to $1.8 million per year (other than for the year ended April 30, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of Smith & Wesson Holding Corporation. In April 2003, Smith & Wesson Holding Corporation made an early repayment of $2 million to Tomkins to bring the principal balance down from $30.0 million to $28.0 million.

      As of April 30, 2003 the Company had open letters of credit aggregating $5.2 million.

      We believe that our existing sources of liquidity combined with cash generated from our current licensing operation and dividends received from S&W will be sufficient to meet our anticipated cash requirements needed to manage our advanced technology products operations and manage our licensing program, as well as satisfy operating expense requirements for at least the next 12 months. Beyond this time period, growth plans and related operating expenses at the holding corporation level may require revenue generation from advanced technology products or other sources or revenue growth from the licensing subsidiary to meet its anticipated future expenses and debt service requirements. In order to meet these potential future needs, the Company may be required to seek additional equity or debt financing and/or debt refinancing. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, new product acceptance and competitive factors. There can be no assurance that such financing will be available on acceptable terms if required, and any additional equity financing would result in incremental ownership dilution to our existing shareholders. Based upon its cash position at fiscal year end and its financial projections for the upcoming year, S&W believes that it has adequate sources of liquidity to meet debt obligations, pay the annual dividend to the parent, and finance operational and capital requirements for at least the next 12 months.

      Various legal actions, proceedings and claims have been instituted against the Company’s subsidiary, S&W. (For further discussion of litigation and legal proceedings pending against the Company and its subsidiary, see Part I — Item 1—Description of Business: Governmental Regulations; Part I — Item 3 — Legal Proceedings; and Footnote 18 to the Financial Statements.) Management believes that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant, and that there should be no recovery against S&W. Defenses further exist to the suits brought by cities, municipalities and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority which may be exerted by a city, municipality, county or state under state and federal law, including state and federal Constitutions.

      Legislation has been passed in approximately 30 states precluding suits of the type brought by the municipalities mentioned above. Some of these laws are effective retroactively while others are not.

      The Company’s management reviews every lawsuit and claim at the outset and is in contact with its special litigation counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim. If at such time management determines that a claim is reasonably possible and the amount of such claim estimable, an accrual is made. Although reserves have been established for estimable legal defense costs, management believes that the cases are without merit and as such has not provided reserves for settlements or judgments.

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. In fiscal year 2003, the Company incurred product liability expense of $242,208.

      Since it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with its litigation counsel, it is uncertain whether any on-going litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company or a material impact on the Company’s financial results for a particular period.

      The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of April 30, 2003, the Company has reserves of $4.0 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

      The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project underway as part of the Massachusetts Contingency Plan. The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate.

      On February 25, 2003, S&W sold approximately 85 acres of company-owned property in the City of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). SRA is a public body politic and corporate created pursuant to Massachusetts General Laws c. 121B. This property is excess land adjacent to the Company’s manufacturing and office facility. The 85 acres has identified soil and groundwater contamination which previously was part of three of S&W’s voluntary remediation projects, specifically the South Field, West Field, and Fire Pond release areas, under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) § 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. Although S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale, S&W has not revised the environmental reserve. S&W will monitor the progress of the SRA in the remediation and development of the property. Based on SRA’s progress and success in the Brownfield redevelopment of the property, as well as specific approval of remediation by governing authorities, the Company may revise the environmental reserve. This revision would have a significant impact on the Company’s earnings for the period in which such revision is made.

      The Company also has a potential environmental issue at its ranges at the training facility in Springfield, Massachusetts. This site may require remediation if the Company were to decide to cease using this facility as a shooting range. The Company has no plans to discontinue use of its training facility. The following table indicates the aforementioned sites and the estimated reserve that has been established for each as of April 30, 2003:

Estimated
Site	Reserve

Southfield	$1,545,000
Westfield	305,000
Fire Pond	1,243,000
Tank #15	27,000
Wildcat	108,000
Chlorinated Release	298,000
Academy	444,000

Total	$3,970,000

Critical Accounting Policies

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Center GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States) and Lost Coast Ventures, Inc. (Inactive). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. In addition, future facts and circumstances could alter management’s estimates with respect to the adequacy of insurance reserves. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities, including, but not limited to, product, environmental and warranty liabilities and workers compensation.

Revenue Recognition:

      Revenues from the sale of products are recognized when title to the products are transferred to the customer (product shipment), when no further contingencies or material performance obligations exist, when collectibility is reasonably assured and the company has earned the right to receive and retain payments for products shipped and billed.

      The Company recognizes tooling, forging, heat treating, finishing, plating, and engineering support revenues after acceptance by the customer and only when no further contingencies or material performance obligations exist, when collectibility is reasonably assured and the company has earned the right to receive and retain payments for services performed and billed.

      The Company recognizes revenue from use of its registered trademarks and from licenses to use its Identi-Kit software. Software revenue is recognized over the subscription period.

      Trademark revenues are comprised of (i) initial fees that are collected upon the signing of, or upon meeting certain conditions in, the licensing agreement and (ii) minimum royalties and/or a percentage of a licensee’s sales of licensed products that are collectible over a multi-year period.

      The Company recognizes licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues are comprised of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under the Company’s current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Due to a combination of uncertain factors regarding existing licensees and insufficient historical experience, the Company believes that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, the Company does not initially recognize minimum royalty payments, but instead, records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for “uncollectible minimum royalties” cannot be reasonably estimated.

Product Liability:

      The Company provides reserves for potential product liability defense costs based on estimates determined in consultation with counsel. Adjustments to the provision for product liability are evaluated on an on-going basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero.

Stock Options:

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

Risk Factors

      You should consider the following discussion of risks as well as other information in this report. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not known to us or that we deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. The Company assumes no obligation to publicly update or revise its forward-looking statements to reflect events or circumstances that may arise after the date of this Form 10-KSB.

The Ongoing SEC Investigation Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face sanctions including, but not limited to, significant monetary penalties and injunctive relief.

The Diversion of Our Management’s Time and Effort to Deal with Internal and External Investigations May Adversely Affect Our Business and Our Results of Operations

      In addition to the challenges of the SEC investigation and the lawsuits described in this report, our management has spent considerable time and effort dealing with the internal investigation recently conducted by our Audit Committee involving our corporate governance policies and financial reporting. We cannot assure you that the significant time and effort spent will not adversely affect our business, results of operations and financial condition.

Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business

      Over time, we have made significant changes in, and in connection with our restatement we have made and are making additional changes to, our internal controls, our disclosure controls and procedures, and our corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

Failure to Satisfy Our Plan for Compliance with the Continued Listing Standards of the American Stock Exchange Will Likely Result in the Delisting of Our Stock

      We have adopted a plan, which the staff of the American Stock Exchange has approved, for the Company to return to compliance with the American Stock Exchange’s continued listing standards. Under this plan, as it has been revised with the concurrence of the American Stock Exchange staff, we anticipate returning to compliance with the continued listing standards by December 31, 2003. During the extension period, we will continue to be subject to periodic review by the staff of the American Stock Exchange. If we fail to make progress consistent with the revised plan or fail to regain compliance with the continued listing standards by the end of the extension period, we may be delisted from the American Stock Exchange.

      The delisting of our common stock from AMEX could make our common stock more difficult to trade, reduce the trading volume of our common stock and harm our general business reputation. In addition, the delisting may impair our ability to raise funds in the capital markets, which could have a material adverse effect on our business, results of operations and financial condition.

We are Incurring Significant Legal and Accounting Costs Relating to the Restatement of Our Financial Statements for the Fiscal Year Ended April 30, 2002, the SEC Investigation and Recently Approved Severance Arrangements

      We have worked with our outside accountants and counsel in our effort to restate our financial statements and to respond to the SEC Investigation and we have incurred significant accounting and legal fees. In addition, our Board of Directors has recently approved severance agreements with our former Chairman and Chief Executive Officer, Mitchell Saltz, and our former President and Chief Operating Officer, Colton Melby. As a result of our legal and accounting expenses and the severance arrangements for Messrs. Saltz and Melby, the Company expects to record significant expenses in the third fiscal quarter of 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

We Are Subject To Sales Cycles

      We are subject to sales cycles beyond our control, which are driven many times by national events. The entire industry has experienced a surge in demand in the United States since and as a direct result of the terrorist acts which occurred on September 11, 2001. Americans are now focused on their personal security.

Prior to September 11, 2001, we manufactured approximately 10,200 handguns per month. After September 11 and continuing through November 30, 2003, we have manufactured approximately 16,200 handguns per month. The renewed patriotism of the American consumer coupled with the return of our company to American ownership, the change in administrations in Washington, D.C. to one favorably disposed to protecting the rights of the Second Amendment, and the lessening of various dealer and consumer boycotts against purchasing our products are also contributing factors to the growing demand for our handguns. We cannot predict how long the demand for our products will continue to remain strong.

S&W Is Currently Involved in Numerous Lawsuits

      S&W is currently defending many lawsuits brought by various cities and counties against it and numerous other manufacturers and distributors arising out of their design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing and distribution of handguns by all manufacturers and distributors that are defendants (See Part I — Item 3 — Legal Proceedings). During the past year, several of these lawsuits have been dismissed by trial courts or appellate courts. S&W intends to vigorously defend these lawsuits, believes that they are without merit, and believes that its insurance is adequate in light of judgments entered against the industry in general to date. However, S&W cannot provide any assurance that a judgment may not be entered in excess of its insurance coverage limits.

Government Settlements May Affect Our Business

      The Settlement Agreement dated March 17, 2000 between S&W and the Department of the Treasury and the Department of Housing and Urban Development (HUD Settlement) has not been formally rescinded. The HUD Settlement placed substantial restrictions and obligations on S&W’s operation of its business. It imposed numerous restrictions on the design, manufacture, marketing and distribution of S&W’s firearms products. It was subsequently signed by two states and eleven cities and counties. As of the signing of the HUD Settlement on March 17, 2000, lawsuits had been filed against S&W by nine of the eleven cities and counties that signed the HUD Settlement. Among other terms, the HUD Settlement provided that any city or county that was a party to the HUD Settlement and had a lawsuit pending against S&W would dismiss S&W with prejudice from its lawsuit subject to a consent order.

      As of December 8, 2003, none of the nine cities and counties that signed the HUD Settlement has dismissed S&W with prejudice from its lawsuit subject to a consent order under the HUD Settlement. S&W believes that the HUD Settlement is not legally binding for numerous reasons, including that no consideration for entry into the HUD Settlement was given to S&W. No assurance can be given, however, that S&W’s position that the HUD Settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received confirmation that the HUD Settlement will not be enforced but have no indication that the HUD Settlement will be formally rescinded in writing. If enforced, these restrictions could substantially impair S&W’s ability to compete as its competitors are not subject to such restrictions.

We Incurred Substantial Debt to Acquire Smith & Wesson Corp.

      The Company incurred substantial indebtedness to finance the acquisition of S&W. As a result, the Company is highly leveraged and subject to substantial repayment obligations.

      The Company’s ability to make scheduled payments of principal or interest on or to refinance its debt, will depend on its future operating performance and cash flow which are subject to prevailing economic conditions, prevailing interest rate levels, and financial competitive business and other factors beyond its control. The degree to which the Company is leveraged could have important consequences to the holders of our common stock, including the Company’s ability to obtain additional financing for working capital or other purposes in the future, may be limited. Smith & Wesson Holding Corporation is limited in transferring funds from S&W to finance its purchase of S&W. Smith & Wesson Holding Corporation has not developed a viable sales model to generate sufficient cash flow as yet but hopes licensing and sales from non-gun products and sales of its vault, and other future products will provide the cash flow needed to make the payments required. A substantial portion of the Company’s cash flow from operations will be dedicated to the payment of principal and interest on its debt, thereby reducing funds available for operations and the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures. The Company must begin to repay the principal on its loan from Banknorth in April 2004.

      During the past year, S&W repaid indebtedness of $2 million of principal over and above the interest payments owed to Tomkins.

We Are Making Significant Investments in New Business Pursuits

      Smith & Wesson Holding Corporation has rapidly expanded its technology, licensing, and catalog operations, having created three new operating subsidiaries at the beginning of fiscal year 2004, and expanded its employees from four to 18 people. While we believe we have accurately identified strategic and viable business opportunities to pursue through our new advanced technologies and catalog businesses, there is no assurance that these will become profitable operations. Technology is a rapidly developing industry and our success is dependent on, among other things, developing commercially acceptable products and pursuing the correct distribution channels. The catalog market is highly competitive and is served by a significant number of retailers including direct marketers, traditional department stores, and specialty chains. Anti-gun sentiments and a weak economy are potential risk factors as well as direct mail consumer acceptance of a “lifestyle” catalog bearing the Smith & Wesson brand. Success is highly dependent upon the ability to solicit new customers; identification of distinct merchandise trends and addressing the lifestyle needs and style preferences of its targeted consumers. To repay its obligations and fund its new pursuits, Smith & Wesson Holding Corporation must continue to have significant increases in revenue from its new subsidiaries; otherwise, it will not have sufficient cash flow to cover the salaries of its employees and repay its indebtedness.

The Terms of Our Debt Financing Include Restrictive Covenants

      Our two significant notes contain certain restrictive covenants that limit the discretion of the Company’s management with respect to various business matters. These covenants place significant restrictions on, among other things, the ability of the holding company and S&W to incur additional indebtedness, to create liens, to make certain payments, dividends, investments, loans and guarantees and to sell or otherwise dispose of assets. A failure to comply with these covenants will result in an event of default under the notes and permit acceleration of the relevant debt. In addition, any change in control of either Smith & Wesson Holding Corporation or S&W will cause acceleration of the repayment of the note to Tomkins Corporation.

Costs of Insurance May Become Prohibitively Expensive

      Costs of insurance for all companies in the firearms industry continue to dramatically escalate. S&W’s costs of insurance increased approximately $1.1 million, or approximately 58.0% to $2.9 million for the fiscal year ending April 30, 2003. All firearms’ manufacturers in general and S&W in particular are limited to very few carriers even willing to insure the business. If S&W is unable to insure its business or if ongoing litigation is not favorably resolved resulting in ever increasing premiums, it may be forced to significantly raise its prices to cover self-insurance or higher premiums. At some point higher product prices may result in a loss of customers.

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

      S&W was the sole gun manufacturer to enter into settlement agreements with the City of Boston, the Boston Public Health Commission and the Department of Housing and Urban Development (HUD) relating to the manner of selling handguns. Adverse publicity regarding the settlement agreements resulted in a boycott by its dealers and customers and a number of dealers stopped carrying its products altogether. Many long time customers began purchasing products from its competitors. On April 8, 2002, its settlement agreement with the Boston authorities was vacated. The HUD Settlement is not being enforced. However, we are still seeking to fully recover from the consumer boycott and encourage customers who switched to our competitors to purchase products from us.

      Our licensed products and non-gun products displayed in our catalogs and sold by us or sold by our licensees compete solely on the goodwill associated with our name. A decline in the perceived quality of our handguns, a failure to design our products to meet consumer preferences, or other event adversely affecting our goodwill could significantly damage our ability to license or sell those products at the margins available to us today. Our licensed products compete with numerous other companies outside the firearms market. As we have closed most of our retail stores, this market is heavily dependent on the success of our independent licensees in distributing non-gun products, or, in the case of our software/ technology products, our joint venture partner. It is uncertain whether the licensees we have selected will ultimately succeed in their respective highly competitive markets.

Seasonality

      Historically, our fiscal quarter ending July 31 has been our weakest period. Management believes that our significant downturn in sales occurs primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the lack of disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. Generally, we do not experience any significant increase in demand until immediately prior to the opening of hunting season in the fall. This decline in net sales may result in decreases in our stock price during the summer months.

Regulation

      Our business, as well as the business of all producers and marketers of firearms and firearms parts, is subject to thousands of federal, state and local laws and governmental regulations and protocols. The basic federal laws are the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Company does not manufacture fully automatic weapons, other than for the law enforcement market, and holds all necessary licenses under these federal laws. From time to time, congressional committees review proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We are strongly opposed to laws that would restrict the rights of law-abiding citizens to lawfully acquire firearms. We believe that the lawful private ownership of firearms is guaranteed by the Second Amendment to the United States Constitution and that the widespread private ownership of firearms in the United States will continue. We believe we are in compliance with such laws and hold all necessary licenses and that such laws do not have a material adverse impact on our operations. Such laws, rules, regulations and protocols are subject to change. Therefore, our approach to compliance may require modifications to adjust for future regulatory change. There can be no assurance that the regulation of firearms will not become more restrictive in the future and that any such restriction would not have a material adverse effect on the business of the Company.

Environmental Matters

      S&W is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. These laws have required, and are expected to continue to require, S&W to make expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to S&W’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (RCRA). CERCLA and RCRA, and related state laws, subject S&W to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at S&W’s manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by S&W may be located.

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

      S&W may become involved in various proceedings relating to environmental matters and is engaged in environmental investigation or remediation at certain sites. The Company has provided reserves for remedial investigation and cleanup activities that the Company has determined to be both probable and reasonably estimable. The Springfield property, on which S&W’s manufacturing facilities are located, has known environmental liabilities related to past operating practices. S&W has listed the property with the Massachusetts Department of Environmental Protection (DEP) under the voluntary remediation program referred to as the Massachusetts Contingency Plan (MCP), 310 CMR 40.000 et seq. (Site Numbers #1-0202, 1-3987, and 1-13297). Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999) and Phase IV Remedy Investigation (February 2000). The MCP Site is divided into five separate release areas which are known as follows: Wildcat, Tank No. 1, the Fire Pond, the South Field, and the West Field. Wetland areas exist in the South Field, West Field, and Fire Pond areas of the Site. As of April 30, 2003, the Company had reserves of $4.0 million for environmental matters. The Company may be entitled to contractual commitments or indemnification with respect to certain expenditures incurred in connection with such environmental matters and does not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on the Company’s liquidity and financial condition.

      S&W cannot be sure that it has identified all existing contamination on its properties or that its operations will not cause contamination in the future. As a result, S&W could incur additional material costs to clean up contamination. S&W will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Although S&W recently sold 85 acres to a governmental redevelopment authority, it still may incur liability if that authority does not fully, or fails to, remediate the property or if that authority fails to meet its obligations under the related note receivable.

      Furthermore, it is not possible to predict with certainty the impact on S&W of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future and any such development could have a material adverse effect on S&W.

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

      The information required by this Item is submitted as a separate section of this Form 10-KSB. See Part III — Item 13 — Financial Statements.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      As reported in the Company’s Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on March 3, 2003 as amended March 24, 2003, effective March 17, 2003, the Company dismissed Stonefield Josephson, Inc. as its principal accountant and engaged PricewaterhouseCoopers LLP.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures.” As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational and legal personnel charged with assisting our Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of our periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

      Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by our Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Changes in Internal Controls

      In addition to carrying out the evaluation of our disclosure controls and procedures as discussed above, in response to the restatement of our previously issued consolidated financial statements, we have undertaken a review of the components of our controls and procedures with particular emphasis on: internal controls, including confirmation of proper corporate governance procedures, reasonable assurance of reliable financial reporting, confirmation of adherence to key policies and procedures and oversight of appropriate personnel responsibilities; earnings release process, including policies regarding compliance with Regulation FD and Regulation G, validation of news release information and conferences with the street, reconciliation of pro forma information, if any, to GAAP and similar financial reporting issues; financial statement preparation, including consistent and timely process of preparation, appropriate division of responsibility, coordination with external auditors and legal counsel and review with our Audit Committee; risk assessment, including disclosures regarding risks applicable to our business, comparison to business developments and recently prepared financial information; ongoing evaluation of our disclosure controls and procedures; and Audit Committee discussions with our CEO and CFO.

      We also considered the deficiencies relating to our internal control processes and procedures that caused or contributed to certain of the matters addressed in the restatement of our fiscal year 2002 consolidated financial statements.

      Due to such past deficiencies, the design or operation of certain of our internal control components during the applicable period failed to reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to our financial statements would occur and not be detected within a timely period by our employees in the normal course of performing their assigned functions. In particular, in the past there had been significant deficiencies in the design or operation of internal controls that adversely affected our ability to record, process, summarize, and report financial data consistent with the assertions of our management in the financial statements. We have identified the following material weaknesses in connection with the restatement of our fiscal year 2002 consolidated financial statements, which have also been communicated to us by our independent auditors, PricewaterhouseCoopers LLP: (i) inadequate design and functioning of internal controls over certain expenses and certain tax accounting matters; (ii) lack of appropriate analysis and support for the business acquisition accounting matters and (iii) lack of appropriate analysis and support for accrued liability accounts.

      Prior to our discovering these material weaknesses, we began to evaluate and improve our control processes and procedures. Specifically, our Board of Directors was expanded to add three additional independent directors in September 2002. The Board then created an Audit Committee consisting solely of independent directors. In September 2003, the Board also formed a Nominating and Governance Committee to assist in identifying and pursuing qualified director candidates and adopted specific Corporate Governance Guidelines to delineate and promote the Company’s commitment to maintaining a strong governance tone from the top. Our disclosure committee was expanded in size during the first quarter of fiscal year 2004 to assure that it maintained adequate representation from all business units and functions. In addition, from the fourth quarter of fiscal year 2003 through the second quarter of fiscal year 2004, we have hired two additional persons in the Company’s accounting department and one additional person in the Company’s legal department whose responsibilities include in material part assisting management to maintain effective control processes and procedures.

      Recently, we have implemented a remedial plan incorporating our management’s additional recommendations for enhancements to our control processes and procedures. Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementations and products; expansion of our corporate governance to include enhanced training with respect to financial policies and procedures for our administrative personnel and personnel in our subsidiaries; enhancement of our post-transaction monitoring; enhanced analysis and support in connection with our accounting procedures; and enhanced analysis and support for our accrued liability accounts. With the assistance of our advisors we continue to consider further actions, including without limitation, actions to address any deficiencies we may identify, and to further improve the effectiveness of our control processes and procedures.

      In addition, our Board of Directors adopted a Corporate Governance Plan intended, among other things, to further enhance our disclosure controls and procedures. See “Recent Developments — Corporate Governance Plan.”

PART III

Item 9.	Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

      Our directors serve one-year terms until their successors are elected. Our executive officers are elected annually by the Board of Directors. As of December 5, 2003, our management has undergone changes, and the information set forth below has changed since April 30, 2003. See “Recent Developments — Management

Changes.” The names of our directors and executive officers as of April 30, 2003 and as of December 5, 2003, and their ages and certain other information about them are set forth below:

Name	Age	Position

Mitchell A. Saltz(1)	51	Chairman and Chief Executive Officer(1)
Colton R. Melby(2)	46	President, Chief Operating Officer and Director(2)
Sherry L. Noreen(3)	53	Secretary and Director(3)
Roy C. Cuny(4)	51	Chairman, Chief Executive Officer and President (parent), Chairman and Chief Executive Officer of Smith & Wesson Corp. (subsidiary)(4)
Robert L. Scott(5)	57	Director and Chairman of Smith & Wesson Corp. (subsidiary)(5)
G. Dennis Bingham	57	Director
James J. Minder	74	Director
James D. Staudohar	67	Director
I. Marie Wadecki	54	Director
Damian A. Larson	40	Chief Financial Officer
Corey A. Lambrecht	35	Executive Vice President
Daniel A. Larson(6)	39	General Counsel, Secretary(6)
John A. Kelly	45	VP Finance and CFO of Smith & Wesson Corp. (subsidiary)

(1)	Mr. Saltz has resigned as Chairman and Chief Executive Officer as of December 5, 2003 and is continuing as a Director. See “Recent Developments — Management Changes.”

(2)	Mr. Melby has resigned as President and Chief Operating Officer as of December 5, 2003 and is continuing as a Director. See “Recent Developments — Management Changes.”

(3)	Ms. Noreen has resigned as Secretary and Director as of December 5, 2003. See “Recent Developments — Management Changes.”

(4)	Mr. Cuny served as CEO of Smith & Wesson Corp. until December 5, 2003, when he became Chairman, Chief Executive Officer and President of the Company. See “Recent Developments — Management Changes.”

(5)	Mr. Scott has resigned as chairman of Smith & Wesson Corp. as of December 5, 2003 and is continuing as a Director of Smith & Wesson Corp. See “Recent Developments — Management Changes.”

(6)	Mr. Larson was appointed Secretary as of December 5, 2003.

      Mitchell A. Saltz (age 51) began developing the products which led to the founding of the Company in 1997. He served as Chairman of the Board and Chief Executive Officer of the Company from February 1998 through December 5, 2003. See “Recent Developments — Management Changes.” Mr. Saltz was the founder and former president of Business Information Systems, Inc., a data processing firm specializing in computerized accounting and income tax services. Mr. Saltz received his BA degree in accounting from Cleveland State University.

      Colton R. Melby (age 46), a director of the Company since May 2001, served as President and Chief Operating Officer from September 2002 through December 5, 2003. See “Recent Developments — Management Changes.” In addition, Mr. Melby served as Executive Vice President of Company from May 2002 until September 2002. Prior to joining the Company, Mr. Melby was a strategic investor and independent business consultant. Mr. Melby also served in a number of positions within the aerospace industry, most recently with Metal Form, Inc., a privately held Kent, Washington-based aerospace manufacturing company, where he served as President and Chief Executive Officer from 1987 to September 1999.

      Sherry L. Noreen (age 53) served as a member of the Board of Directors and Secretary of the Company from February 1998 through December 5, 2003. See “Recent Developments — Management Changes.” Ms. Noreen has managed sales teams selling communications networks for AT&T, Michigan Bell/ Ameritech and US West. Ms. Noreen has a BS degree in management from Michigan State University.

      Roy C. Cuny (age 51) has served as President and CEO of the Company’s wholly owned subsidiary, Smith & Wesson Corp., since January 2003 and on December 5, 2003, the Board of Directors named Mr. Cuny as the Chairman, Chief Executive Officer and President of the Company. See “Recent Developments — Management Changes.” Mr. Cuny joined the Company in October 2002 as Vice President of Operations. Prior to joining the Company, he was with Peerless Manufacturing Co., an equipment manufacturer in Dallas, Texas, where he served as President from April 2001 through June 2002 and as Chief Operating Officer from April 2000 through June 2002. Mr. Cuny was with Foster Wheeler Corporation and its wholly owned subsidiaries, a large engineering and construction company from 1980 to April 2000, where he served in positions of increasing responsibility, including Vice President from 1993 until his departure to join Peerless Manufacturing. Mr. Cuny earned a BS in Mechanical Engineering and a BA in Business Administration from Rutgers University in 1975.

      Robert L. Scott (age 57) has served as a member of the Board of Directors of the Company since December 1999. In addition, Mr. Scott served as President of Company from December 1999 until September 2002 and the President of the Company’s wholly-owned subsidiary, Smith & Wesson Corp., from May 2001 until December 2002. From December 1989 to December 1999, Mr. Scott served as Vice President of Sales and Marketing and later as Vice President of Business Development of Smith & Wesson Corp. prior to its acquisition by the Company. Mr. Scott received the 2002 Shooting Industry Award. In addition, Mr. Scott has served as Vice Chairman of the Hunting and Shooting Sports Heritage Foundation; as Treasurer and on the Board of Governors of the National Shooting Sports Foundation; on the Executive Committee of the Sporting Arms and Ammunition Institute; and on the Rand Criminal Justice Advisory Board. Mr. Scott received a BA degree in political science from Ohio University.

      G. Dennis Bingham (age 57) has been a director and member of the Audit Committee since September 2002. Since May 2000, he has served as a Vice President on business valuation to Shenehon Company, a business valuation and real estate appraisal firm in Minneapolis, MN. From 1988 through April 2000, Mr. Bingham was an independent business consultant specializing in financial consulting to closely held businesses in Minneapolis, Minnesota. In 1990, he founded a computer networking equipment company in Minneapolis, Minnesota, which was acquired by Ascend Communications, Inc. in 1996. Prior to 1988, Mr. Bingham was a financial executive for Munsingwear, Inc. and Minnesota Laser Corporation, a medical equipment company. Mr. Bingham received a BS degree in Business from the Minnesota State University. Mr. Bingham is a Certified Business Appraiser, Certified in Financial Management, and a Certified Management Accountant.

      James J. Minder (age 74), a director of the Company since May 2001 and member of the Audit Committee since September 2002, has been President of Amherst Consulting Co., LLC, a Scottsdale, Arizona-based management consulting firm, since July 1997. From 1976 to 1997, Mr. Minder served as president and Chief Executive Officer of Spectrum Human Services, Inc., a Michigan-based provider of counseling and mental health treatment services for neglected, abused and developmentally disabled children and families, which Mr. Minder founded in 1976. Mr. Minder received a BS degree in engineering, a BA degree in sociology and history and an MA degree in social work from the University of Michigan.

      James D. Staudohar (age 67), a director and Chairman of the Audit Committee since September 2002, has been President of Lakeview Enterprises, LLC, a business consulting company, since December 2002. He served from 1992 to December 2002 as the Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc. RSI is a privately held national receivables management company which specializes in the collection of child support and large medical receivables. He previously served as Senior Vice President and Chief Financial Officer of Best Products, Inc. and Vice President and Controller for B. Dalton Bookseller. Mr. Staudohar is a member of, and has held officer positions in, the National Association of Accountants and the Financial Executives Institute. Mr. Staudohar received a BS degree in Accounting and Finance from the University of Minnesota.

      I. Marie Wadecki (age 54) has served as a director and member of the Audit Committee since September 2002. She has been the Corporate Budget Director of the McLaren Health Care Corporation, a Michigan-based four hospital health care system (McLaren), since January 2001. She has been with McLaren for more than 30 years, holding positions of increasing responsibility. From January 1996 through December 2000, she served as McLaren Regional Medical Center Budget Manager. Ms. Wadecki is a member of both the American College of Healthcare Executives and Hospital Financial Management Association. She received her degree in Business Administration from Michigan State University.

      Damian Larson (age 40) has served as the Company’s full-time Chief Financial Officer since April 2002. From November 2001 to April 2002, Mr. Larson served in a part-time capacity. From February 2000 to October 2001, Mr. Larson served as a Vice President with Hunter-Wise Financial Group, an investment bank providing acquisition/ divestiture and investment financing services to small and mid-cap companies. From March 1994 to January 2000, Mr. Larson served as President of PH Development and Land Company, an Arizona real estate investment firm. Mr. Larson received an MBA degree from the University of Arizona and a BA degree in economics from Colorado State University.

      Corey A. Lambrecht (age 35) has served as the Company’s Executive Vice President since September 2002, and as the VP Licensing from April 2002 to September 2002. From September 2000 to April 2002, he served as President of A-For-Effort, an interactive marketing company, which specialized in creating online content (advergaming) for clients such as the National Hockey League. Mr. Lambrecht was the Vice President of Sales and Marketing, for ProductExpress.com, engaged in the business of conducting fulfillment, high speed internet order processing, and ebusiness services from December 1999 to September 2000. From July 1999 to December 1999, he served as the National Sales Director of Product Express.com. One of the pre-IPO founders of Premium Cigars International, a national and international distributor of premium cigars, he served as PCI’s Sales Director of certain segments from June 1998 to July 1999 during which time he pioneered the company’s introductory rollout of PrimeTime. He attended the University of Washington from September 1987 to December 1992 while pursuing a Bachelor of Arts in Political Science.

      Daniel A. Larson (age 39) has served as the Company’s General Counsel since June 2002. As of December 5, 2003, the Board of Directors named Mr. Larson Secretary of the Company. From April 1997 to June 2002, Mr. Larson was an attorney with Gammage & Burnham PLC, specializing in corporate and securities law. Mr. Larson received a BS degree in business administration from Colorado State University and a JD degree from the University of Arizona.

      John A. Kelly (age 45) has served as Vice President, Finance and Chief Financial Officer of the Company’s wholly owned subsidiary, Smith & Wesson Corp., since August 1994. In addition, from October 1984 to July 1994, Mr. Kelly served in a variety of finance and accounting positions at Smith & Wesson Corp., including Accounting Manager and Director of Accounting. Mr. Kelly received a BS degree in business administration with a major in accounting and an MS degree in accounting, both from Western New England College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended April 30, 2003, all Reporting Persons complied with all applicable filing requirements except as follows: Each of the following Reporting Persons failed to timely file Form 4:

Messrs. Mitchell Saltz, Colton Melby, James Minder, Damian Larson, Corey Lambrecht and Daniel Larson. Each of these delinquent forms has now been filed.

Item 10.	Executive Compensation

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by the Company’s Chief Executive Officer and each of the Company’s four other most highly compensated executive officers, for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2000, April 30, 2001, April 30, 2002 and April 30, 2003. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The listed individuals shall be hereinafter referred to as the “Named Officers.” As of December 5, 2003, our management has undergone changes, and the information set forth below where appropriate indicates positions and titles as of April 30, 2003 (Former) and the date of this report (Current). See “Recent Developments — Management Changes.”

SUMMARY COMPENSATION TABLE(1)

						Long-Term
						Compensation
	Annual Compensation					Awards Securities
						Underlying	All Other
Name and Principal Position	Year(1)		Salary($)	Bonus($)		Options/SARs(#)	Compensation($)

Roy C. Cuny	04/30/03	(2)	102,356	—		300,000	30,945	(3)
Current Chairman,	04/30/02		—	—		—	—
Chief Executive Officer and	04/30/01		—	—		—	—
President	12/31/00		—	—		—	—
Mitchell A. Saltz	04/30/03		300,000	—		95,000	44,155	(4)
Former Chairman and	04/30/02		240,000	—		5,000,000	—
Chief Executive Officer	04/30/01		60,000	—		—	—
	12/31/00		240,000	—		—	—
Colton R. Melby	04/30/03		240,000	—		95,000	—
Former President and	04/30/02		—	—		—	—
Chief Operating Officer	04/30/01		—	—		—	—
	12/31/00		—	—		—	—
Corey A. Lambrecht	04/30/03		173,750	—		95,000	—
Executive Vice President	04/30/02		12,500	—		—	667,500	(5)
	04/30/01		—	—		—	—
	12/31/00		—	—		—	—
Robert L. Scott	04/30/03		240,032	87,852		—	29,366	(6)
Former Chairman of Smith &	04/30/02		240,032	300,000	(7)	5,000,000	—
Wesson Corp. (subsidiary)	04/30/01		60,000	—		—	—
	12/31/00		240,000	54,000		—	—
John A. Kelly	04/30/03		180,972	64,062		100,000	10,800	(8)
Executive V.P. Finance of	04/30/02		170,966	97,930		400,000	10,550	(8)
Smith & Wesson Corp.	04/30/01		—	—		—	—
(subsidiary)	12/31/00		—	—		—	—

(1)	On June 29, 2001, the Company changed its fiscal year end from December 31 to April 30. The information disclosed above for the April 30, 2001 fiscal year sets forth compensation paid during the four-month period beginning January 1, 2001 and ending April 30, 2001. The information for each other fiscal year sets forth compensation paid for the twelve-month period ending on the date listed.

(2)	Does not include payment of bonus subsequent to April 30, 2003 in the amount of $100,000.

(3)	Represents $25,544 for reimbursement of relocation and temporary living expenses and $5,401 for automobile allowance.

(4)	Represents $15,600 for reimbursement of certain medical expenses, $13,236 for automobile allowance, $8,479 for life and long-term disability insurance and $6,840 for membership dues.

(5)	Represents 375,000 shares of common stock issued to Mr. Lambrecht in April 2002 as settlement for the balance owed to him for his role as a finder in connection with the $5 million loan obtained by the Company in May 2001. Although the finder’s fee was earned prior to Mr. Lambrecht’s employ by the Company, the shares were not issued until after he became Vice President of Licensing. See “The Restatement — Discussion — Melby Financing; Interest Expense and Compensation Expense Adjustments.”

(6)	Represents $25,500 for membership dues and $3,866 for automobile allowance.

(7)	Mr. Scott received 300,000 shares of common stock in June 2000 in connection with his employment by the Company. The fair market value of such shares on the date of grant was $54,000.

(8)	Represents automobile allowance.

Option Grants in Last Fiscal Year

      The following table provides certain information with respect to stock options and warrants granted to the Named Officers during the fiscal year ended April 30, 2003.

	Individual Grants

			Percent of Total
	Number of Securities		Options Granted	Exercise
	Underlying Options		to Employees in	Price Per	Expiration
Name	Granted(#)		Fiscal Year(%)(1)	Share($/sh)	Date

Roy C. Cuny	300,000	(2)	24.9%	$1.39	10/22/13
Mitchell A. Saltz	95,000	(3)	7.9%	$1.54	4/01/13
Colton R. Melby	95,000	(3)	7.9%	$1.54	4/01/13
Corey A. Lambrecht	95,000	(3)	7.9%	$1.54	4/01/13
Robert L. Scott	—		—	—	—
John A. Kelly	100,000	(4)	8.3%	$1.18	9/18/12

(1)	The Company granted stock options representing 1,202,500 shares of Common Stock to employees in the fiscal year ended April 30, 2003.

(2)	Option vests in three equal annual installments beginning October 22, 2003. The option has a ten year term but is subject to termination in connection with termination of employment for cause.

(3)	Exercisable immediately. The option has a ten year term but is subject to termination in connection with termination of employment.

(4)	Option vests in three equal annual installments beginning September 18, 2003. The option has a ten year term but is subject to termination in connection with termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table sets forth certain information with respect to options and warrants exercised by the Named Officers during the fiscal year ended April 30, 2003. In addition, the table sets forth the number of shares covered by unexercised stock options and warrants held by the Named Officers as of April 30, 2003, and the value of “in-the-money” stock options, which represents the positive spread between the exercise price of a stock option or warrant and the market price of the shares subject to such option or warrant as of April 30, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money Options at
	Number of		Year-End(#)		Fiscal Year-End($)(1)
	Shares Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Roy C. Cuny	—	—	—	300,000	—	—
Mitchell A. Saltz	—	—	5,095,000	—	2,300,000	—
Colton R. Melby	—	—	95,000	—	—	—
Corey A. Lambrecht	149,681	109,267	95,000	—	—	—
Robert L. Scott	—	—	5,000,000	—	2,300,000	—
John A. Kelly	—	—	133,333	366,667	72,000	161,000

(1)	Value is based on the $1.35 per share closing price on the American Stock Exchange on April 30, 2003, less the exercise price.

Employment Contracts, Termination of Employment and Change in Control Arrangements

      Employment Agreements. Effective May 2001, Robert L. Scott, Chairman of the Company’s wholly-owned subsidiary, Smith & Wesson Corp., entered into an employment agreement which provides an employment term to May 2004. Under the agreement, Mr. Scott is entitled to the following: annual salary of $240,000, participation in S&W’s employee benefit plans (including medical and other welfare plans) and profit sharing plan. In addition, as consideration for Mr. Scott’s role in the Company’s acquisition of S&W, certain non-compete and confidentiality covenants in the agreement and a hiring bonus, Mr. Scott received $300,000 in cash and a warrant to purchase 5,000,000 shares of Company common stock at a price of $.89 per share. In the event the agreement is terminated by S&W without “cause” before any then-applicable term, Mr. Scott is entitled to continued compensation for the balance of the term or six months, whichever is longer. “Cause” is defined in the agreement to mean personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty resulting in personal profit, uncured breaches of the agreement, and willful violation of material laws.

      Roy Cuny, Chairman, CEO and President of the Company, entered into an Employment Agreement, dated October 22, 2002, with the Company, to initially serve as its Vice President of Operations, or in any future position as designated by the Company’s Board of Directors. The agreement provides for an initial term of one year, with an automatic two year renewal unless the Company or Mr. Cuny elects otherwise with at least ninety days’ prior notice before the expiration date of any then-applicable term. Under the agreement, Mr. Cuny is entitled to an annual salary of $200,000, and may receive fringe benefits and performance bonuses from time to time as agreed to in writing by the Company and Mr. Cuny. In addition, as consideration for certain non-compete and confidentiality covenants in the agreement, Mr. Cuny became entitled to receive stock options to purchase 300,000 shares of Common Stock of the Company, pursuant to the Company’s Stock Option Plan, which options have an exercise price equal to the market price as of October 22, 2002 and vest in three annual installments. In the event the agreement is terminated by the Company without “cause” before the expiration of any then-applicable term, Mr. Cuny is entitled to continued compensation for the twelve months following such termination, consisting solely of Mr. Cuny’s base salary as of the date of termination multiplied by 1.5, and any fringe benefits in place as of the date of termination. “Cause” is defined in the agreement to mean personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty resulting in personal profit, uncured material breaches of the agreement and willful violation of material laws.

      The Company does not have any existing employment agreements with any other Named Officers.

      Severance Agreements. On December 5, 2003, Messrs. Saltz and Melby resigned respectively as Chairman and CEO and as President and COO of the Company and entered into severance agreements with the Company. Both of them will continue to serve as members of the Board of Directors. The severance agreements provide them with the salary plus certain benefits they were receiving at the time of resignation through December 31, 2004. Also, the Company has agreed to provide them with an office and secretary at comparable rent as being paid by the Company in December 2003 for its corporate headquarters office at a location which is not in the same building as the corporate headquarters. Messrs. Saltz and Melby also agreed that at all votes of shareholders of the Company on or before December 31, 2005, they would not directly or indirectly cause or permit any shares beneficially owned by either of them to be voted for any person other than the nominees recommended by the Nominating Committee of the Board of Directors of the Company and nominated by the Board of Directors in the Company’s proxy statements. These voting obligations shall not apply if either Mr. Saltz or Mr. Melby is not recommended by the Nominating Committee to be nominated to stand for election to the Board of Directors by the shareholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s Common Stock as of December 8, 2003 for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table of this report on Form 10-KSB (the “Named Officers”) and (iv) all directors and executive officers of the Company as a group:

				Percentage of
		Shares		Shares
		Beneficially		Beneficially
Title of Class	Name and Address of Beneficial Owner(1)	Owned		Owned(2)

Common Stock	Roy C. Cuny, Current Chairman of the Board, Chief Executive Officer and President	101,425	(3)	*
Common Stock	Mitchell A. Saltz, Director, former Chairman of the Board and Chief Executive Officer	8,342,900	(4)	23.3%
Common Stock	Colton R. Melby, Director, former President, Chief Operating Officer	7,566,552	(5)	24.5%
Common Stock	Sherry L. Noreen, former Secretary and Director	275,000	(6)	*
Common Stock	G. Dennis Bingham, Director	13,800	(7)	*
Common Stock	James J. Minder, Director	60,000		*
Common Stock	James D. Staudohar, Director	10,000	(7)	*
Common Stock	Robert L. Scott, Director	5,250,000	(8)	14.7%
Common Stock	I. Marie Wadecki, Director	10,000	(7)	*
Common Stock	Corey A. Lambrecht, Executive Vice President	556,421	(5)	1.8%
Common Stock	John A. Kelly, Vice President and CFO of Smith & Wesson Corp., a subsidiary of the Company	305,976	(9)	1.0%
Common Stock	All current directors and executive officers as a group (13 persons)	22,952,480	(10)	38.4%

*	Less than one percent of the outstanding Common Stock.

(1)	The address for each of these individuals is c/o Smith & Wesson Holding Corporation, 14500 N. Northsight Boulevard, Suite 116, Scottsdale, Arizona 85260.

(2)	Percentage ownership is based on 30,761,380 shares of Common Stock outstanding on December 8, 2003. Shares of Common Stock subject to stock options and warrants which are currently exercisable or will become exercisable within 60 days after December 8, 2003 are deemed outstanding for computing the percentage ownership of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or group.

(3)	Includes 100,000 shares issuable upon exercise of a stock option exercisable within 60 days of December 8, 2003.

(4)	Includes 5,000,000 shares issuable upon exercise of a warrant exercisable within 60 days of December 8, 2003. Does not include 275,000 shares owned by Mr. Saltz’ spouse, Sherry L. Noreen, a director and Secretary of the Company until December 5, 2003.

(5)	Includes 95,000 shares issuable upon exercise of a stock option exercisable within 60 days of December 8, 2003.

(6)	Does not include 8,342,900 shares beneficially owned by Ms. Noreen’s spouse, Mitchell A. Saltz, Chairman of the Board and Chief Executive Officer of the Company until December 5, 2003.

(7)	Includes 10,000 shares issuable upon exercise of a stock option exercisable within 60 days of December 8, 2003

(8)	Includes 5,000,000 shares issuable upon exercise of a warrant exercisable within 60 days of December 8, 2003

(9)	Includes 300,001 shares issuable upon exercise of a stock option exercisable within 60 days of December 8, 2003

(10)	Includes 10,000,000 shares issuable upon exercise, by certain directors and former executive officers, of warrants and 1,138,335 shares issuable upon exercise, by certain directors and executive officers, of options exercisable within 60 days of December 8, 2003. Also includes 37,072 shares held by executive officers of the Company not listed above.

Securities Authorized for Issuance Under Equity Compensation Plans

      See Part II — Item 5 — Market for Comment Equity and Related Stockholder Matters — Disclosure With Respect to the Company’s Equity Compensation Plans.

Item 12.	Certain Relationships and Related Transactions

      In 1999, the Company borrowed $357,425 from Hedy Rennert, the sister of Mitchell Saltz, pursuant to an unsecured note which accrued interest at the rate of 10% per annum. In June 2002, the entire balance was repaid by the Company.

      In May 2001, the Company borrowed $5 million from Colton Melby in order to acquire Smith & Wesson Corp. The loan accrued interest at the rate of 12%. Mr. Melby received warrants to purchase 7,094,500 shares of common stock at $.40 per share and his brothers received warrants to purchase 375,000 shares each at $.80 per share. In March 2002, Mr. Melby fully exercised his warrants by applying $2,837,800 of the loan balance to fully exercise his warrant and applying the $2,162,200 loan balance to purchase an additional 1,310,424 shares. Mr. Melby’s brothers exercised their warrants in May 2001. Pursuant to the loan agreement with the Company, Mr. Melby received pre-emptive rights with respect to the issuance of new shares of Company stock for a period of six years after repayment of the loan, except with respect to stock issued to employees, directors and consultants.

      From January 2001 through March 2002, the Company obtained consulting services from A For Effort, Inc., a corporation in which Mitchell Saltz was an investor and Mitchell Saltz, Sherry Noreen and Corey Lambrecht were officers or directors. A For Effort, Inc. assisted the Company in a number of ways, including overseeing the design of the Company’s website, reviewing implementation of web based marketing and sales, and developing a strategy to license a greater variety of products to leverage the Smith & Wesson brand name. These consulting services culminated in the establishment of the Company’s licensing and technology subsidiaries, relocation of the licensing division of Smith & Wesson Corp. to the Company’s Scottsdale headquarters and hiring of Corey Lambrecht as the Company’s Vice President of Licensing. Of the approximately $289,000 paid by the Company for fees and expenses during the 15-month period consulting services were rendered, Mr. Saltz and Ms. Noreen received no dividends, payments or compensation from A

For Effort. All payments received by A For Effort, Inc. for its consulting work were paid to Mr. Lambrecht and other A For Effort employees as compensation.

      In addition, the Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Nevada law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

Item 13.	Exhibits, Financial Statements and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Page
Number

1.	Financial Statements:
	Report of Independent Auditors	F-2
	Consolidated Balance Sheets at April 30, 2003 and 2002	F-3
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for each of the two years in the period ended April 30, 2003	F-4
	Consolidated Statements of Stockholders’ Equity (Deficit) for each of the two years in the period ended April 30, 2003	F-5
	Consolidated Statements of Cash Flows for each of the two years in the period ended April 30, 2003	F-6
	Notes to Consolidated Financial Statements	F-7
Exhibits included or incorporated herein: See Exhibit Index.

      (b) Reports on Form 8-K:

      On March 3, 2003, as amended on March 24, 2003, the Company filed a Current Report on Form 8-K announcing the change in independent auditors to PricewaterhouseCoopers LLP.

      On March 17, 2003, the Company filed a Current Report on Form 8-K relating to the CEO’s and the CFO’s Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By: /s/ ROY C. CUNY

Roy C. Cuny
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy C. Cuny and Daniel A. Larson, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROY C. CUNY Roy C. Cuny	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	December 17, 2003

/s/ DAMIAN A. LARSON Damian A. Larson	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2003

/s/ G. DENNIS BINGHAM G. Dennis Bingham	Director	December 17, 2003

/s/ COLTON R. MELBY Colton R. Melby	Director	December 17, 2003

/s/ JAMES J. MINDER James J. Minder	Director	December 17, 2003

/s/ MITCHELL A. SALTZ Mitchell A. Saltz	Director	December 17, 2003

/s/ ROBERT L. SCOTT Robert L. Scott	Director	December 17, 2003

/s/ JAMES D. STAUDOHAR James D. Staudohar	Director	December 17, 2003

/s/ I. MARIE WADECKI I. Marie Wadecki	Director	December 17, 2003

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 30, 2003 and 2002

Report of Independent Auditors

To the Board of Directors and Stockholders of

Smith & Wesson Holding Corporation:

      In our opinion, the financial statements listed in the index appearing under Item 13(a)(1) on page 58, present fairly, in all material respects, the consolidated financial position of Smith & Wesson Holding Corporation and its subsidiaries at April 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 21, the Company has restated its financial statements as of April 30, 2002 and for the year then ended, previously audited by other auditors.

PricewaterhouseCoopers LLP

Hartford, Connecticut
November 19, 2003

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS as of:

		Restated (Note 21)
	April 30, 2003	April 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$12,182,010	$20,012,491
Marketable securities	1,580,440	1,003,159
Accounts receivable, net of allowance for doubtful accounts of $107,552 in 2003 and $100,566 in 2002	14,908,839	12,099,436
Inventories	15,599,305	19,354,781
Other current assets	8,097,862	1,447,143
Income tax receivable	175,331	211,803
Deferred income taxes	3,932,081	—

Total current assets	56,475,868	54,128,813

Property, plant and equipment, net	7,135,073	4,199,207
Intangibles, net	310,333	986,408
Notes receivable	1,000,000	—
Collateralized cash deposits	21,513,000	21,227,025
Deferred income taxes	9,308,893	—
Other assets	10,789,522	15,903,400

	$106,532,689	$96,444,853

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,009,513	$6,955,136
Accrued expenses	12,127,323	7,999,450
Accrued payroll	2,996,890	3,135,117
Accrued taxes other than income	1,616,607	1,755,859
Accrued profit sharing	1,620,928	819,838
Deferred revenue	212,787	1,597,674
Note payable, related party	—	357,425
Current portion of notes payable	92,278	—
Due to Walther USA, LLC, net	—	529,353

Total current liabilities	26,676,326	23,149,852

Notes payable	42,907,722	45,000,000

Other non-current liabilities	21,918,798	29,449,775

Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 30,619,628 shares in 2003 and 29,683,613 shares in 2002 issued and outstanding	30,620	29,683
Additional paid-in capital	16,247,108	15,751,515
Accumulated (deficit)	(1,275,361)	(16,938,840)
Accumulated other comprehensive income	27,476	2,868

Total stockholders’ equity (deficit)	15,029,843	(1,154,774)

	$106,532,689	$96,444,853

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Years Ended:

		Restated (Note 21)
	April 30, 2003	April 30, 2002

Net product sales	$98,468,766	$79,284,709
License revenue	1,502,448	1,270,319
Cost of goods sold	69,867,735	60,667,165
Cost of services	296,489	89,791

Gross profit	29,806,990	19,798,072

Operating expenses:
Research and development, net	905,542	680,189
Selling and marketing	11,339,709	8,777,473
General and administrative	13,758,607	11,360,191
Environmental expense	—	2,500,000

Total operating expenses	26,003,858	23,317,853

Income/(loss) from operations	3,803,132	(3,519,781)

Other income/(expense):
Other income/expense	2,362,841	(47,200)
Interest income	680,705	879,923
Interest expense	(3,587,519)	(8,020,559)

	(543,973)	(7,187,836)

Income/(loss) before income taxes	3,259,159	(10,707,617)
Income tax (benefit) expense	(12,404,320)	70,598

Net income/(loss)	$15,663,479	$(10,778,215)
Other comprehensive income:
Unrealized gain on marketable securities, net of $11,935 and $0, income tax effects, respectively	24,608	2,868

Comprehensive income/(loss)	$15,688,087	$(10,775,347)

Weighted average number of common equivalent shares outstanding, basic	29,860,228	20,878,937

Net income/(loss) per share, basic	$0.52	$(0.52)

Weighted average number of common equivalent shares outstanding, diluted	35,694,989	20,878,937

Net income/(loss) per share, diluted	$0.44	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended April 30, 2003 and 2002

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity (Deficit)

Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)		$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000			3,189,000
Common stock issued to settle liabilities	875,000	875	1,289,125			1,290,000
Issuance of common stock in a private placement	1,375,424	1,375	2,268,075			2,269,450
Exercise of warrants	9,094,500	9,095	3,928,705			3,937,800
Issuance of common stock for services	207,334	207	290,141			290,348
Net loss for the year ended April 30, 2002 (restated)				(10,778,215)		(10,778,215)
Other comprehensive income					2,868	2,868

Balance at April 30, 2002 (restated)	29,683,613	29,683	15,751,515	(16,938,840)	2,868	(1,154,774)
Exercise of warrants	614,713	615	149,385			150,000
Exercise of employee options	76,666	77	65,723			65,800
Shares issued under ESPP
October 1, 2002	67,117	67	75,945			76,012
April 1, 2003	122,819	123	139,770			139,893
Common stock issued to settle liabilities	54,700	55	64,770			64,825
Net income for the year ended April 30, 2003				15,663,479		15,663,479
Other comprehensive income					24,608	24,608

Balance at April 30, 2003	30,619,628	$30,620	$16,247,108	$(1,275,361)	$27,476	$15,029,843

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended:

		Restated (Note 21)
	April 30, 2003	April 30, 2002

Cash flows provided by (used for) operating activities:
Net Income/(loss)	$15,663,479	$(10,778,215)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	987,674	435,572
Loss on disposal of assets	179,605	—
Gain on sale of land	(1,666,132)	—
Deferred taxes	(12,453,671)	—
Provision for losses on accounts receivable	10,000	28,850
Provision for excess and obsolete inventory	628,248	1,762,908
Provision for loss on purchase commitments	1,114,666	—
Stock compensation for services rendered	64,825	290,348
Debt discount amortized to interest expense	—	2,567,166
Loss on extinguishment of notes payable	—	294,420
Amortization of debt issue costs to interest expense	—	827,414
Loss on Finders’ liability settled in stock	—	185,000
Compensation expense settled in stock	—	667,500
Changes in operating assets and liabilities (Increase) decrease in assets:
Accounts receivable	(2,819,403)	(4,390,865)
Inventories	2,776,363	3,162,949
Due from Tomkins	—	7,699,500
Other current assets	(6,650,719)	529,719
Income tax receivable	36,472	(211,803)
Other assets	5,113,878	(1,716,868)
Increase (decrease) in liabilities:
Accounts payable	1,054,377	3,128,841
Accrued payroll	(138,227)	(686,732)
Accrued profit sharing	801,090	819,838
Accrued taxes other than income	(139,252)	383,909
Other accrued expenses	3,364,072	(4,926,883)
Other non-current liabilities	(7,530,977)	5,494,589
Deferred revenue	(1,384,887)	(15,033)
Due to Walther USA, LLC, net	(529,353)	529,353

Net cash (used for) provided by operating activities	(1,517,872)	6,081,477

Cash flows (used for) provided by investing activities:
Net cash and cash equivalents acquired from business combination	—	48,598,168
Payments to acquire marketable securities	(552,673)	(1,000,291)
Additions to collateralized cash deposits	(285,975)	(16,077,025)
Payments to secure financing	—	(62,500)
Payments to acquire patents	(129,123)	(199,105)
Proceeds from sale of property and equipment	754,300	—
Payments to acquire property and equipment	(4,173,418)	(2,978,593)

Net cash (used for) provided by investing activities	(4,386,889)	28,280,654

Cash flows used for financing activities:
Payments on loans and notes payable, unrelated parties	—	(10,626,000)
Payment on notes payable, Tomkins	(2,000,000)	(20,000,000)
Payments on loans and notes payable, related parties	(357,425)	(5,000,000)
Proceeds from loans and notes payable, unrelated parties	—	15,000,000
Proceeds from sale of common stock	281,705	2,269,450
Proceeds from exercise of warrants to acquire common stock	150,000	3,937,800

Net cash used for financing activities	(1,925,720)	(14,418,750)

Net (decrease) increase in cash and cash equivalents	(7,830,481)	19,943,381
Cash and cash equivalents, beginning of year	20,012,491	69,110

Cash and cash equivalents, end of year	$12,182,010	$20,012,491

Supplemental disclosure of cash flow information:
Cash paid for —
Interest, including related parties	$3,577,500	$3,932,677
Income taxes	20,061	11,690
Non-cash transaction
Note receivable from sale of land	$1,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended April 30, 2003 and 2002

Notes to Consolidated Financial Statements

(1) Organization:

Organization:

      Smith & Wesson Holding Corporation, (the “Company”) was incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was a development stage company primarily engaged in the business of developing mining properties. During 1992, De Oro transferred its remaining assets, settled its liabilities and remained dormant until 1996.

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

      On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation and accordingly the operations of Smith Wesson Corp. are included in these financial statements for the period from May 11, 2001 to April 30, 2002. (See Note 2 — “Acquisition of Smith & Wesson Corp.”). Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

Name Change:

      At a special meeting held February 14, 2002, and at the recommendation of the Board of Directors, the Company’s shareholders approved a change of the Company’s name to “Smith & Wesson Holding Corporation.”

(2) Acquisition of Smith & Wesson Corp.:

The Acquisition:

      Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins and Smith & Wesson Holding Corporation, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid

$15,000,000 (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

$5 million (See the “Melby Loan”) of which was paid at closing in cash;

$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year, and;

A receivable of $464,500 due from Tomkins to the Company.

      The Purchase Price was the result of negotiations between the Company and Tomkins. This acquisition has been accounted for under the purchase method pursuant to APB 16, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:
Cash paid on May 11, 2001	$5,000,000
Note payable, Tomkins, repaid by April 30, 2002	10,000,000

Total consideration given up	15,000,000

As of May 11, 2001:
Cash and cash equivalents acquired	$48,598,168
Accounts receivable	7,733,517
Inventory	24,258,858
Collateralized cash deposits	5,150,000
Other current assets	1,976,862
Due from Tomkins Corporation	7,699,500
Property, plant & equipment	1,582,773
Intangibles	828,964
Other long-term assets	13,991,700

$111,820,342

Liabilities assumed:
Accounts payable and accrued expenses	$21,252,449
Deferred revenue	1,612,707
Other non-current liabilities	23,955,186
Note payable, Tomkins	50,000,000

96,820,342

Net assets acquired	$15,000,000

Acquisition Note:

      Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note was due on May 11, 2002, was uncollateralized and bore interest at 9% per annum. During March 2002, the Company obtained a bank loan (See Note 16) and paid off the entire balance.

Tomkins Note:

      The Acquisition Agreement requires the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson,

$23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. In April 2003, Smith & Wesson repaid $2,000,000 of the outstanding principal balance. The outstanding principal balance on the Tomkins Note is $28,000,000 and bears interest at 9% per annum. The Company executed a guaranty in favor of Tomkins dated May 11, 2001 and amended the Tomkins Note as follows:

(a) Commencing on May 11, 2001, the due date was extended by ten years to May 11, 2011;

(b) The unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004;

(c) Until May 11, 2006, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and may not exceed $1,800,000 for annual periods thereafter;

(d) Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business (this note was repaid in full in March 2002);

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

The Melby Loan:

      The Company obtained financing in the amount of $5 million from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Melby Note”). Interest accrued on the Melby Note at a rate of 12% per annum and until maturity on May 15, 2002. Pursuant to the terms of the Melby Note, the Company prepaid the annual interest of $600,000 at a rate of 12% on May 14, 2001. Related to this loan, the Company also granted warrants, to purchase in aggregate, approximately 8.7 million shares at exercise prices ranging from $0.40 per share to $2.00 per share.

      As mentioned above, in consideration for making this loan to the Company, the Company issued to Colton Melby, formerly the President, Chief Operating Officer and currently a Director of the Company; a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allowed Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant was exercisable immediately and would have expired six years from the date of issuance (See Note 20). Also in consideration for the Note, the Company issued Common Stock Purchase Warrants; each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allowed each holder to purchase up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants were exercisable immediately and would have expired one year from the date of issuance. As a portion of a finder’s fee for arranging the Melby Note, the Company issued Common Stock Purchase Warrants; each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants expire two years from the date of issuance and allow each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of these Warrants.

(3) Summary of Significant Accounting Policies:

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States) and Lost Coast Ventures, Inc. (inactive). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. In addition, future facts and circumstances could alter management’s estimates with respect to the adequacy of reserves. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, excess and obsolete inventory and certain accrued liabilities, including, but not limited to, product, environmental and warranty liabilities and workers compensation.

Fair Value of Financial Instruments:

      Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Revenue Recognition:

      The Company recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

      The Company recognizes tooling, forging, heat treating, finishing, plating, and engineering support revenues after acceptance by the customer and only when no further contingencies or material performance obligations exist, when collectibility is reasonably assured and thereby the company has earned the right to receive and retain payments for services performed and billed.

      The Company recognizes licensing revenue from the use of its Identi-Kit software over the subscription period.

      The Company recognizes licensing revenue on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues are comprised of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Any amounts in excess of costs are deferred and amortized over the life of the agreement. Due to a combination of uncertain factors regarding existing licensees and past payment performance of licensees in general, the Company believes that reasonable assurance of collectibility does not currently exist. Therefore, the Company does not initially recognize minimum royalty payments, but instead, records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for

“uncollectible minimum royalties” cannot reasonably be estimated. As of April 30, 2003, future minimum royalties amount to approximately $5 million over the next 5 years as follows:

Minimum
Year	Royalty

2004	$708,000
2005	$974,000
2006	$1,236,000
2007	$1,062,000
2008	$1,049,000

$5,029,000

Segment Information:

      The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. At the present time, the Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. Through April 30, 2003 and 2002, there have been no material foreign operations.

      The following is a breakdown of our product sales:

			Restated
	Fiscal Year 2003		Fiscal Year 2002

	Net Sales		Net Sales
	(millions)	% of Total	(millions)	% of Total

Firearms	$80.4	81.6%	$63.8	80.5%
Specialty Services	7.9	8.0	6.4	8.1
Handcuffs	5.4	5.5	4.4	5.5
Other Products and Services	4.8	4.9	4.7	5.9

Total Net Sales	$98.5	100.0%	$79.3	100.0%

Concentration of Credit Risk:

      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.

Cash:

      Equivalents — Cash and cash equivalents include highly liquid debt instruments with original maturities of three months or less which are not collateralizing any corporate obligations. Under the terms of a bank loan, the Company is required to maintain a portion of its investments as collateral for its bank debt under a formula specified in the loan agreement. Accordingly, the Company has allocated a portion of its money market funds to satisfy such collateral requirements and has presented such amount in the accompanying balance sheet as non-current collateralized cash deposits.

      Concentration — The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.

      The Company has not experienced any losses in such accounts.

Marketable Securities:

      Marketable securities consist of mutual funds. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, management determines the appropriate classification of debt and equity securities presented as marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company currently classifies all marketable securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

Trade Receivables:

      The Company extends credit to its domestic customers and some of their foreign distributors based on their financial condition. Discounts are offered for early payment. Where extension of credit is not advisable, the Company relies on either a prepayment or letter-of-credit.

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

Deferred Revenues:

      Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable, as the risks and rewards of ownership have not yet transferred to the customer. Management expects to have fully earned such revenues within a 12-month period and they will be recognized into revenues at that time.

Other Comprehensive Income:

      The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events which impact a company’s equity, even if those items do not directly affect net income/ (loss). Comprehensive income/ (loss) is comprised of net income/ (loss) and unrealized gains (losses) on available for sale securities, and accordingly, consolidated statements of operations and other comprehensive income (loss) are presented.

Derivative Instruments:

      The Company accounts for derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.

      The Company purchases finished goods and component parts from a European supplier and pays for them in euros. The Company has purchased foreign exchange contracts to minimize the impact of fluctuations in the foreign exchange rate. The Company has not elected to designate its derivative instruments as qualifying for hedge accounting treatment under Statement 133 and accordingly gains and losses from these derivative contracts are expensed currently as an element of other income/expense. The fair values of the derivative financial instruments are estimated based on the exchange rates of the underlying currency/euros.

Property, Plant and Equipment:

      Property, plant and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture and fixtures, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years

      The Company capitalizes as machinery and equipment tooling, dies and fixtures and depreciates them over a period not to exceed five years.

Valuation of long-lived assets:

      The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Net Earnings (Loss) Per Share:

      Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income Taxes:

      The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

Stock Options:

      As described in Note 20, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements.

      The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the years ended April 30,

			As Previously
		Restated	Reported
	2003	2002	2002

Net Income (loss) — as reported	$15,663,479	$(10,778,215)	$(5,462,830)
Common stock issued in exchange for services	64,825	957,848	—
Compensation expense, as determined under the Black-Scholes option pricing model, net of tax	(1,016,758)	(1,151,296)	$(88,366)
Net Income (loss) — proforma	$14,711,546	$(10,971,663)	$(5,551,196)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$0.52	$(0.52)	$(0.27)
Net income (loss) — proforma	$0.49	$(0.53)	$(0.27)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$0.44	$(0.52)	$(0.27)
Net income (loss) — proforma	$0.41	$(0.53)	$(0.27)

Product Liability:

      The Company provides reserves for potential product liability defense costs based on estimates determined in consultation with counsel. Adjustments to the provision for product liability are evaluated on an on-going basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable.

Environmental Liability:

      The Company has provided reserves, on an undiscounted basis for potential environmental obligations that management considers probable and for which reasonable estimates of such obligations can be made. Environmental liabilities are considered probable based upon specific facts and circumstances including, but not limited to, currently available environmental studies, existing technology, presently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts, direction or approval from regulatory agencies, the Company’s status as a potentially responsible party (PRP) and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. Management believes that the Company has adequately reserved for the reasonable estimable costs of known environmental obligations. Currently, reserves are reviewed and additional reserves or deletions to the reserves may occur due to the specific facts and circumstances previously noted.

	Estimated Reserve

Site	April 30, 2003	April 30, 2002

Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,243,000	1,359,000
Tank #15	27,000	27,000
Wildcat	108,000	108,000
Chlorinated Release	298,000	298,000
Academy	444,000	444,000

Total	$3,970,000	$4,086,000

Warranty:

      The Company generally provides a lifetime warranty to the “original” purchaser of its firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical claims experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should the Company experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. Warranty expense for the years ended April 30, 2003 and 2002 amounted to approximately $1,194,328 and $1,021,410 respectively.

      The changes in accrued warranties for the years ended April 30, 2003 and 2002 are as follows:

	April 30, 2003	April 30, 2002

Beginning balance	$1,354,226	$1,499,253
Warranties issued and adjustments to provision	1,194,328	1,021,410
Warranty claims	(1,184,334)	(1,166,437)

Ending balance	$1,364,220	$1,354,226

Research and Development:

      The Company engages in both internal and external research and development in order to remain competitive in the current environment and to exploit possible untapped market opportunities. Prospective R&D projects are approved by executive management after careful analysis of the cost and benefits associated with the potential product. Costs included in R&D expense could be, but are not limited to, salaries, materials, utilities and administrative costs.

      For fiscal year 2003, the Company spent approximately $1.8 million on research activities relating to the development of new products, of which S&W spent approximately $1.3 million and the balance was spent in connection with our Advanced Technologies. In fiscal 2002, the Company spent $2.0 million, nearly all of which was spent by S&W. Of those annual amounts, $.9 million and $1.3 million, respectively, were reimbursed to S&W by the National Institute of Justice based on grants received by us for development of an authorized user firearm. Research and Development expense is shown net of such reimbursement in the financial statements.

Sales and Promotional Related Expenses:

      Net sales are presented in the financial statements net of vendor promotional program costs that are dependent on the volume of sales, amounting to approximately $410,000 and $146,000 for the years ended April 30, 2003 and 2002, respectively. The Company has other vendor promotional programs, the costs of which are not dependent on the volume of sales. These costs amounted to $845,000 and $336,000 for the fiscal years ended April 30, 2003 and 2002, respectively, and are included in selling and marketing expenses.

Co-Op Advertising:

      The Company has a co-op advertising program at the retail level, and costs amounting to $482,000 and $375,000 are included in selling and marketing expenses.

Shipping and Handling:

      In the accompanying financial statements, amounts billed to customers for shipping and handling are included in net sales. The Company’s costs relating to shipping and handling charges are included in cost of goods sold.

Insurance Reserves:

      The Company is “self-insured” through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $2,000,000 per occurrence. The Company’s liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recent Accounting Pronouncements:

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation 45 provides guidance on guarantors accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees on the balance sheet. The disclosure requirements are applicable for financial statements issued after December 15, 2002. The Company adopted the disclosure requirements for guarantees for the year ended April 30, 2003. The adoption of this standard did not affect the Company’s consolidated financial position, results of operations or cash flows.

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

      In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The standard amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under Statement 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” The standard establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. Adoption of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(4) Investments:

Marketable Securities:

      Marketable securities consist entirely of mutual funds and are considered “available for sale”. The total gross unrealized gain on marketable securities (mutual funds) was $36,543 and $2,868 for the years ended April 30, 2003 and 2002.

	April 30, 2003		April 30, 2002

	Cost	Fair Value	Cost	Fair Value

Mutual funds	$1,543,897	$1,580,440	$1,000,291	$1,003,159

Collateralized Cash Deposit:

      Collateralized cash deposits consist entirely of money market funds. A summary of money market funds as of April 30 is as follows:

	2003	2002

Money market funds	$28,390,602	$30,038,919
Amount classified as cash equivalents	6,877,602	8,811,894

Amount classified as collateralized cash deposits	$21,513,000	$21,227,025

      Pursuant to the bank loan agreement (See Note 16), the Company is obligated to maintain a collateral balance equal to the face amount of the bank loan ($15.0 million at April 30, 2003 and 2002) plus any open letters of credit ($5.2 million and $5.8 million at April 30, 2003 and 2002) and any automated clearing house “ACH” exposure ($420,000 at April 30, 2003 and 2002) plus foreign exchange exposure ($870,000 and $0 at April 30, 2003 and 2002). Accordingly, the Company has presented collateralized cash deposits of $21,513,000 and $21,227,025 at April 30, 2003 and 2002 as a non-current asset on the accompanying consolidated balance sheet.

(5) Accounts Receivable and Major Customer:

      One customer accounted for approximately 11% and 13% of the Company’s net sales for the years ended April 30, 2003 and 2002, respectively. This customer owed the Company approximately $1,163,000 or 8% of total accounts receivable as of April 30, 2003 and $1,593,000 or 13% of total accounts receivable as of April 30, 2002.

(6)	International Sales:

      The Company sells its products worldwide. A breakdown of international and export sales, which accounted for approximately 15% and 16% of net sales for the years ended April 30, 2003 and 2002, respectively, is as follows:

Net Sales by Region	2003	2002

Europe	$3,893,000	$3,807,000
Asia	6,741,000	4,474,000
Latin America	2,982,000	2,914,000
All others	694,000	1,374,000

Total	$14,310,000	$12,569,000

(7)	Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the years ended April 30, 2003 and 2002, advertising expenses amounted to approximately $4,171,000 and $2,555,000 (restated), respectively.

(8)	Inventories:

      A summary, stated at lower of cost or market, is as follows:

			As Previously
		Restated	Reported
	April 30, 2003	April 30, 2002	April 30, 2002

Finished goods	$4,626,363	$8,312,477	$9,145,571
Finished parts	8,162,006	8,355,411	7,484,680
Work in process	1,897,668	1,654,719	1,654,719
Raw material	913,268	1,032,174	1,080,105

	$15,599,305	$19,354,781	$19,365,075

      The changes in the reserve for obsolete and excess inventory for the years ended April 30, 2003 and 2002 are as follows:

	April 30, 2003	April 30, 2002

Beginning balance	$1,326,081	$—
Additions/adjustments	628,248	1,762,908
Write-offs	(193,551)	(436,827)

Ending Balance	$1,760,778	$1,326,081

(9)	Property, Plant and Equipment:

      A summary is as follows:

			As Previously
		Restated	Reported
	April 30, 2003	April 30, 2002	April 30, 2002

Machinery and equipment	$6,946,482	$3,487,123	$6,364,894
Building and improvements	604,198	328,462	1,399,022
Land and improvements	258,263	116,820	494,572

	7,808,943	3,932,405	8,258,488
Less accumulated depreciation	1,267,439	366,473	747,623

	6,541,504	3,565,932	7,510,865
Construction in Progress	593,569	633,275	—

	$7,135,073	$4,199,207	$7,510,865

      Depreciation expense amounted to $969,779 and $393,911 for the years ended April 30, 2003 and 2002, respectively.

(10)	Intangibles:

      Intangible assets are recorded at cost and arose from the Company’s acquisition of Smith & Wesson and its tradename and patents. The patents are being amortized using the straight-line method over their estimated useful lives ranging from ten to twenty years.

      A summary is as follows:

			As Previously
		Restated	Reported
	April 30, 2003	April 30, 2002	April 30, 2002

Tradename	$—	$828,964	$3,343,276
Patents	328,228	199,105	199,105
Less accumulated amortization	17,895	41,661	167,377

	$310,333	$986,408	$3,375,004

      Amortization expense amounted to $17,895 and $41,661 (restated) for the years ended April 30, 2003 and 2002, respectively. In fiscal year 2003 the remaining unamortized balance of tradenames of $.8 million was eliminated as a result of the reversal of the tax valuation allowance. Amortization expense on the patents will approximate $20,000 annually over each of the next five years.

(11)	Derivative Financial Instruments and Hedging Activities:

      Effective May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. It also requires that changes in the derivative instrument’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      The Company uses forward contracts to reduce the risk of unfavorable price movements relating to their payment in euros for purchases of inventory from Carl Walther, GmbH, Germany.

      In order to apply hedge accounting under Statement 133, a company is required to establish and document at the inception of the hedge, the nature of the hedge and the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge. The Company has not elected to designate its derivative instruments as qualifying for hedge accounting treatment under Statement 133. As a result, beginning May 1, 2002 changes in fair value of the derivatives are recognized immediately in earnings. The fair values of the derivative financial instruments are estimated based on quoted market prices for the underlying commodities.

      There was no cumulative effect adjustment relating to the adoption of Statement 133, as there were no outstanding derivatives as of April 30, 2002. The fair value of all outstanding derivatives as of April 30, 2003 was approximately $187,000.

(12)	Related Party Transactions:

Due to Walther USA, LLC

      On April 1, 2000, the Company’s subsidiary, Smith & Wesson, acquired 50% interest in Walther USA, LLC, a joint venture with Carl Walther USA, LLC. Each member contributed $50,000. Walther USA purchases and sells the “Walther” brand handguns worldwide. Neither the Company, Smith & Wesson Corp., nor its management has management control of Walther USA. The Company provides limited procurement and employee support services. Accordingly, this joint venture has been accounted for under the equity method of accounting, whereby, the Company records its share of net income and loss. The members of Walther USA, LLC had chosen December 31 as its fiscal year end, however, Smith & Wesson recorded its share of net income or loss consistent with its April 30 year end. Effective January 1, 2002, the members agreed to dissolve Walther USA, LLC and operations of the joint venture ceased and Smith & Wesson Corp. acquired all of the firearms inventory at cost. The affairs of the joint venture were wound up and all final settlements between the parties were reached in January 2003. A summary of the transactions with Walther USA, LLC is as follows:

	Year Ended	Year Ended
	April 30, 2003	April 30, 2002

Due from/(to) Walther USA, LLC:
Beginning balance	$(320,464)	$929,688
Forgiveness of debt	(172,763)	—
Purchases/billings	—	(1,825,134)
Net payments	493,227	574,983

Ending Balance	$—	$(320,464)
Investment in Walther USA, LLC:
Beginning balance	$(208,889)	$(280,704)
50% equity in net income of Walther USA	—	71,815
Dissolution of joint venture settlement	208,889	—

Net investment in Walther USA	$—	$(208,889)

Net balance due	$—	$(529,353)

Carl Walther GmbH

      Carl Walther GmbH sells products to the Company. Neither the Company nor its management has any control over the management of Carl Walther GmbH. A summary of transactions with Carl Walther GmbH is as follows:

	Year Ended	Year Ended
	April 30, 2003	April 30, 2002

Due to Carl Walther, GmbH (included in accounts payable on consolidated balance sheet):
Beginning balance (advances)	$280,446	$(589,955)
Purchases/billings	7,675,853	1,048,977
Net payments	(7,477,694)	(178,576)

Balance at end of year	$478,605	$280,446

      For discussion of other related party transactions, see notes 2, 15 and 20.

(13)	Benefit Plans:

Contributory Defined Investment Plan

      The Company’s subsidiary, Smith & Wesson offers a contributory defined investment plan covering substantially all employees who have completed at least 6 months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with Smith & Wesson matching 50% of the first 6% of combined pre and post-tax compensation. The Company contributed approximately $557,000 for the year ended April 30, 2003 and $573,000 for the year ended April 30, 2002.

Non-contributory Profit Sharing Plan

      The Company’s subsidiary, Smith & Wesson, also has a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. Smith & Wesson contributes 15% of its net operating profit before interest and taxes, as defined, to the plan each year. Smith & Wesson planned contributions of approximately $1,621,000 for the year ended April 30, 2003 and approximately $820,000 for the year ended April 30, 2002. Contributions are funded after fiscal year-end.

Post-Retirement Medical Program

      Prior to 1991, Smith & Wesson offered a program that provided health care to retirees until age 65. The program was terminated in 1991, but employees who had a combined age and years of service equal to 70 as of December 31, 1996 were grandfathered in the program. The grandfather provision provides varying degrees of coverage based upon years of service as of December 31, 1990. There are currently 9 retirees covered by the program and 14 active employees who are grandfathered under the plan. The post retirement medical liability is based upon reports as provided by an independent actuary. The post retirement medical liability was approximately $366,000 as of April 30, 2003 and approximately $423,000 at April 30, 2002.

      The following tables sets forth the Postretirement Medical and Life Plan’s status and amounts recognized in the Company’s Retirement Incentive Program:

	2003	2002

Change in benefit obligation:
Net benefit obligation at beginning of year	$214,441	$172,231
Service cost	3,273	1,128
Interest cost	14,175	11,565
Actuarial loss	22,712	64,517
Benefits paid	(26,000)	(35,000)

Net benefit obligation at end of year	$228,601	$214,441

Reconciliation of funded status:
Funded status at end of year	$(228,601)	$(214,441)
Unrecognized actuarial gain	(137,262)	(208,924)

Net amount recognized at end of year	$(365,863)	$(423,365)

      Net periodic postretirement benefit expense/(income) includes the following components:

	2003	2002

Service cost	$3,273	$1,128
Interest cost	14,175	11,565
Recognized actuarial gain	(48,950)	(60,145)

Net periodic benefit expense/(income)	$(31,502)	$(47,452)

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 4.68% and 7% in 2003 and 2002, respectively.

      For measurement purposes, an 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, and grades down to an ultimate rate of 4%. In 2002, an 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed, the rate was assumed to decrease gradually to 5.75 percent until 2008.

      For the years ended April 30, 2003 and 2002, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial affect on the aggregate of the service and interest cost components of the net periodic post retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits.

(14)	Self-Insurance Reserves:

      As of April 30, 2003 and 2002, Smith & Wesson had reserves for workers compensation and product liability totaling approximately $7,852,119 and $11,090,125, respectively, of which, $5,752,119 and $7,875,157, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,100,000 and $3,214,968, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $(262,065) and $1,876,336 (restated) for the years ended April 30, 2003 and 2002, respectively.

      Following is a summary of the activity in the workers’ compensation and product liability reserves for the years ended April 30, 2003 and 2002:

			As Previously
		Restated	Reported
	April 30, 2003	April 30, 2002	April 30, 2002

Beginning balance	$11,090,125	$12,248,197	$14,703,000
Provision, net of reserve adjustments	(262,065)	1,876,336	669,000
Payments	(2,975,941)	(3,034,408)	(3,604,000)

Ending balance	$7,852,119	$11,090,125	$11,768,000

      It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At April 30, 2003 and 2002, the Company has product liabilities of approximately $7.2 million and $9.9 million, respectively comprised entirely of expected legal defense costs.

(15)	Note Payable, Related Party:

      Note payable, related party, bore interest at 10% per annum on the average balance outstanding, is uncollateralized and was originally due on September 30, 2002. Pursuant to the terms of this loan agreement, the Company could have borrowed, through September 30, 2000, up to a limit of $500,000 for use in the Company’s normal course of business. Pursuant to the terms of this agreement dated September 30, 1999, interest payments were due on January 15th and July 15th. In the event that the Company failed to make timely interest payments within 90 days from its due date, the loans would have become payable on demand. The Company repaid this note in full in July 2002.

(16)	Notes Payable:

Bank Letters of Credit Facility

      During August 2001, the Company’s subsidiary, Smith & Wesson (“Borrower”) entered into an agreement for a general business purpose line of credit facility. Pursuant to the terms of this agreement, Smith & Wesson may borrow up to $8.0 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.25% as of April 30, 2003), and is due on demand. If the Company borrows or issues any letters of credit against this line, the Borrower will automatically pledge, assign, transfer and grant to the lender, a continuing lien and security interest in all of the Borrower’s liquid assets maintained with the lender. As of April 30, 2003, the Company had open letters of credit aggregating $5.2 million.

Bank Loan

      During March 2002, the Company entered into a specific purpose loan agreement with its bank. Pursuant to the terms of this agreement, the Company borrowed $15.0 million to pay the Acquisition Note and the Melby Note related to the acquisition of Smith & Wesson Corp. (see Note 2). The outstanding balance of $15.0 million accrues interest at a rate of 5.85% per annum and is collateralized by liquid assets of S&W up to the face aggregate amount of the obligation. Interest is payable monthly and the principal is payable in monthly installments starting April 28, 2004 and is due in full by March 28, 2014. Beginning in April 2004, monthly combined principal and interest payments will be $165,403.

Tomkins Note

      The Acquisition Agreement requires the Company to guaranty Smith & Wesson’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of Smith & Wesson, $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, Smith & Wesson paid $20,000,000 of the Tomkins Note. In April 2003, the Company made an early repayment of $2 million to Tomkins to bring the principal balance down from $30.0 million to $28.0 million.

      In satisfaction of the agreement conditions, the Company executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note were amended as follows:

(a)	Commencing on May 11, 2001, the due date was extended by ten years to May 11, 2011;

(b)	The unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004;

(c)	Until paid in full or May 2006, whichever occurs later, dividends declared and paid to the Company shall not exceed $600,000 for the twelve month period ended May 11, 2002, and may not exceed $1,800,000 for annual periods thereafter;

(d)	Until the payment of $10 million under the Acquisition Note owed by the Company to Tomkins, Smith & Wesson shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business (this note was paid in full in March 2002);

(e)	Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets; and

(f)	In the event of default by the Company on the Acquisition Note, or default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately. In addition, any change in control of the Company or Smith & Wesson, will accelerate the Tomkins Note and will become due and payable in full immediately.

      Total long-term debt maturing in 2004, 2005, 2006, 2007 and 2008 is $0.1 million, $4.2 million, $4.5 million, $4.9 million and $5.3 million, respectively.

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

      During the fourth quarter of fiscal year ended 2003, the Company released federal and state valuation allowance in the amounts of $12.7 and $0.8 million respectively. A portion of the tax benefit resulting from the release of the valuation allowance was recorded against intangible assets in accordance with Statement of Financial Accounting Standards No. 109 paragraph 30. Although realization of these deferred tax assets is not assured, the Company assessed positive evidence including forecasts of future taxable income to support realization of the net deferred tax assets, and negative evidence including the Company’s tax losses in recent years, and concluded that it was more likely than not, with the exception of state net operating loss carryforwards, that all deferred tax assets will be realized. Realization is dependent on generating sufficient future taxable income during the periods in which temporary differences become deductible and prior to the expiration of net operating loss carryforwards. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Differences between forecasted and actual future operating results could adversely impact the Company’s ability to realize the deferred tax assets.

      A reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statement is as follows:

			As Previously
		Restated	Reported
	Year Ended	Year Ended	Year Ended
	April 30, 2003	April 30, 2002	April 30, 2002

Federal income taxes (benefit) expected at 34% statutory rate	$1,121,000	$(3,640,000)	$(1,927,000)
State income taxes (benefit), less federal income tax benefit	(564,000)	47,000	47,000
Interest expense	—		1,739,000
Debt Financing Costs — Warrants	—	607,000	—
Other	(20,000)	62,598	23,598
Permanent Differences	—	(74,000)	—
Tax Reserves	—	468,000	—
Deferred Tax Liability Reduction	(268,000)	—	—
R&D Credit	(4,000)	—	—
Change in federal valuation allowance	(12,657,000)	2,600,000	188,000

Total provision	$(12,392,000)	$70,598	$70,598

      Income taxes of $11,935 in fiscal year 2003 and $0 in fiscal year 2002 have been allocated to other comprehensive income.

      The income tax provision (benefit) is comprised of the following:

			As Previously
		Restated	Reported
	Year Ended	Year Ended	Year Ended
	April 30, 2003	April 30, 2002	April 30, 2002

Current:
Federal	$—	$—	$—
State	61,000	70,598	70,598

Total current	61,000	70,598	70,598
Deferred:
Deferred Federal & State	1,018,000	(2,831,000)	(105,000)
Valuation Allowance	(13,471,000)	2,831,000	105,000

Total Deferred	(12,453,000)	—	—

Total provision	$(12,392,000)	$70,598	$70,598

      Future tax benefits (deferred tax liabilities) related to temporary differences on the following:

			As Previously
		Restated	Reported
	Year Ended	Year Ended	Year Ended
	April 30, 2002	April 30, 2002	April 30, 2002

Current tax assets (liabilities):
Environmental reserves	$37,000	$203,000	$185,000
Inventory reserves	994,000	1,016,000	1,016,000
Product liability	703,000	1,113,000	1,615,000
Accrued expenses, including compensation	1,981,000	1,795,000	2,830,000
Warranty Reserve	417,000	430,000	0
Other	1,302,000	1,260,000	1,010,000
Section 481 LIFO to FIFO adjustment	(1,399,000)	(1,417,000)	(1,306,000)
Property taxes	(103,000)	(175,000)	(192,000)
Less valuation allowance	—	(4,225,000)	(5,158,000)

Net deferred tax asset (liability) — current	$3,932,000	$—	$—

Non-current tax assets (liabilities):
Net operating loss carryforwards	$5,331,000	$5,140,000	$3,150,000
Environmental reserves	1,416,000	1,330,000	1,330,000
Product liability	1,935,000	2,573,000	2,188,000
Accrued expenses, including compensation	478,000	—	—
Warranty Reserve	82,000	73,000	—
Property, plant and equipment	1,901,000	3,592,000	2,588,000
Section 481 LIFO to FIFO adjustment	(1,399,000)	(2,835,000)	(2,702,000)
Intangibles	—	(292,000)	(1,145,000)
Other	162,000	1,049,000	0
Less valuation allowance	(597,000)	(10,630,000)	(5,409,000)

Net deferred tax asset (liability) — non-current	9,309,000	—	—

Net tax asset (liability) — total	$13,241,000	$—	—

      Smith & Wesson Holding Corporation had federal net operating loss carryforwards amounting to $13.9 million and $13.3 million as of April 30, 2003 and 2002, respectively. Utilization of these losses may be limited by certain federal statutory provisions. These provisions are not expected to impair the Company’s ability to realize these assets prior to expiration. The net operating loss carryforwards are scheduled to expire in the following years:

$113,963	Expires 2018
$1,239,702	Expires 2019
$2,290,046	Expires 2020
$1,177,071	Expires 2021
$8,528,339	Expires 2022
$577,277	Expires 2023

      State net operating loss carryforwards amounted to $15.1 million as of April 30, 2003 and 2002, most of which expire from 2003 to 2006. Certain state provisions may limit the Company’s ability to utilize state net operating losses in any given year when certain events occur, including cumulative changes in ownership interests over a three-year period. In the opinion of management, due to the uncertainty of the realization of the benefit from state net operating losses, a valuation allowance will be maintained against these assets.

      SFAS 109 requires that if a valuation allowance is recognized for the deferred tax asset for an acquired entity’s deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized in the financial statements shall be applied to first reduce goodwill, if any, related to the acquisition, second to reduce other non-current intangible assets related to the acquisition, and third to reduce income tax expense. Non-current intangible assets were reduced by $0.8 million, in the year ended April 30, 2003, in accordance with this standard. The remaining $13.5 million April 30, 2003 change to valuation allowance was recorded as a reduction to income tax expense.

(18) Commitments and Contingencies:

Litigation

      The Company, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results there from were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

      The Company’s management monitors the status of known claims and the product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, in the opinion of management, after consultation with litigation counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company. Management believes that it has provided adequate reserves for defense costs. The Company does not anticipate a material adverse judgment and intends to vigorously defend itself.

      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $903 million at April 30, 2003, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the year ended April 30, 2003, the Company paid $2.2 million in defense and administrative costs relative to product liability and municipal litigation. In addition, the Company spent $207,500 in aggregate in settlement fees relative to product liability cases.

      The company has recorded the liability for defense costs at a level before reimbursement from insurance carriers. The Company has also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

SEC Investigation

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

Environmental Remediation

      The Company is subject to numerous federal, state and local laws, which regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, the Company to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to the Company’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

      The Company has in place programs and personnel that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company will fund its environmental costs through cash flows from operating revenue and expects to do so in the future. S&W believes that it is in compliance with applicable environmental regulations in all material respects.

      The Company is required to remediate hazardous waste at Company owned facilities. Currently, it owns designated sites in Springfield, Massachusetts and is subject to five release areas which are the focus of remediation projects as part of the Massachusetts Contingency Plan (MCP). The MCP provides a structured environment for the voluntary remediation of regulated releases. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Company. The Company has received notice that it is a potentially responsible party from the Environmental Protection Agency (EPA) and/or individual states under CERCLA or a state equivalent at one site.

      The Company has reserves of $4.0 million ($4.0 million as non-current) for remediation of the sites referred to above and believes that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable thus making any net present value calculation irrelevant. The Company’s estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The Company does not have insurance coverage for its environmental remediation costs. The Company has not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

      On February 25, 2003, the S&W sold approximately 85 acres of company-owned property in the City of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum.

      SRA is a public body politic and corporate created pursuant to Massachusetts General Laws c. 121B. This property is excess land adjacent to the Company’s manufacturing and office facility. The 85 acres includes three of S&W’s five previously disclosed release areas which have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond . This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) § 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. Although S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale, S&W has not revised its environmental reserve to determine if a revision is necessary. The Company, along with S&W, will monitor the progress of the SRA in the remediation and development of the property. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow the Company to review its environmental reserve to determine if a revision is necessary. Based upon the previously identified specific facts and circumstances, the Company may revise the environmental reserve in the future. This revision could have a significant impact on the Company’s earnings for the period in which such revision is made.

      Based on information known to the Company, management does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial conditions of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

Contracts

      Employment Agreements — The Company has entered into employment agreements with certain officers and managers to retain their expertise in the ordinary course of business.

      Other Agreements — The Company has various distribution agreements with various third parties in the ordinary course of business.

(19) Rental Leases:

      The Company leases its office facility in Scottsdale under an operating (non-renewing) lease, which expires in May 2005 and leases photocopiers at its Springfield location with various expiration dates, as of April 30, 2003 the lease commitment over the next five years is as follows:

Year	Amount

2004	$181,496
2005	165,496
2006	31,864
2007	31,048
2008	30,116

$440,020

      Lease expense for the years ended April 30, 2003 and 2002 was approximately $147,110 and $102,243, respectively.

(20) Stockholders’ Equity:

Common Stock

      In connection with a portion of the financing used to acquire Smith & Wesson Corp on May 11, 2001, the Melby note, the Company granted 8.7 million warrants, comprising of 7,094,500 to the lender, 900,000 to affiliates of the lender and 709,450 to the finders.

      During the year ended April 30, 2002, warrants were exercised as follows:

(a) During May 2001, 750,000 warrants were exercised by an affiliate of a related party at $0.80 per share for net proceeds of $600,000. These warrants were granted in relation to the financing of the Note (see Note 2).

(b) During March 2002, 7,094,500 warrants were exercised by a related party at $0.40 per share for net proceeds of $2,837,800. These warrants were granted in relation to the financing of the Note (see Note 2).

(c) During April 2002, 1,250,000 warrants were exercised by unrelated parties at $0.40 per share for net proceeds of $500,000. These warrants were granted in relation to the short-term loan of $500,000.

      During March 2002, the Company sold 1,310,424 shares of the Company’s common stock to a significant shareholder and director and 65,000 additional shares to three other parties for net proceeds of $2,269,450, at a price of $1.65 per share, which equaled the trading price.

      During the year ended April 30, 2002, the Company issued 207,334 shares of the Company’s common shares to various consultants for services rendered and hence, recorded compensation expense of $290,348.

      In November 2002, the Company issued 4,700 shares of common stock having a market value of $8,037 to an employee to settle $5,875 in compensation due him. These shares were valued at $1.25 per share.

      In November 2002, the Company issued 50,000 shares of common stock to an unrelated third party as part of a litigation settlement involving the Company’s subsidiary.

      In February 2003, the Company issued 165,032 shares of common stock to one individual upon the exercise of a warrant, which had an exercise price of $1.00 per share.

      In March 2003, the Company issued an aggregate of 300,000 shares of common stock to two unrelated parties, upon the exercise of warrants. The warrants had an exercise price of $.50 per share

      In March 2003, the Company issued 149,681 shares of common stock to Corey Lambrecht, an executive officer of the Company, upon the exercise of a warrant, which had an exercise price of $1.00 per share.

      The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Year Ended 2003			For the Year Ended 2002

	Net		Per Shr	Net		Per Shr
	Income	Shares	Amount	Loss	Shares	Amount

Basic income (loss) earnings per share	15,663,479	29,860,228	0.52	(10,778,215)	20,878,937	(0.52)
Effect of dilutive stock options	—	5,834,761	(0.08)	—	—	—

Diluted income (loss) earnings per share	15,663,479	35,694,989	0.44	(10,778,215)	20,878,937	(0.52)

Options to purchase 50,000 shares of the Company’s Common Stock were excluded from the 2003 computation of diluted earnings per shares because the average exercise price was greater than the average market price of the common shares at the end of the year. Options and warrants to purchase 12,709,450 shares of the Company’s Common Stock were excluded from the 2002 computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants

      The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants during 2002.

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

      The following outlines the activity related to the warrants for the period indicated:

	2003		2002

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the year	11,159,450	$0.89	11,550,000	$0.83
Outstanding at the end of the year	10,000,000	$0.89	11,159,450	$0.89
Granted during the year	0	$0.0	8,703,950	$0.49
Exercised during the year	1,009,450	$0.85	9,094,500	$0.43
Exercisable at the end of the year	10,000,000	$0.89	11,159,450	$0.89
Canceled/forfeited during the year	150,000	$5.00	—	$—
Weighted average remaining life (years)	3.1		3.6

Employee Stock Option and Employee Stock Purchase Plans

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted there under. The Board of Directors administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless previously terminated by the board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the years ended April 30, 2003 and 2002, the Company granted 1,202,500 and 1,550,000 options under the SOP, respectively.

      The number and weighted average exercise prices of options granted under the SOP, for the years ended April 30, 2003 and 2002 are as follows:

	2003		2002

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding, beginning of year	1,550,000	$0.81	—	—
Granted during the year	1,202,500	$1.43	1,550,000	$0.81
Exercised during the year	(76,666)	$0.86	—	—
Canceled/forfeited during the year	(133,334)	$0.81	—	—

Options outstanding, end of year	2,542,500	$1.10	1,550,000	$0.81

Shares exercisable, end of year	1,112,507	$1.20	—	—

      A summary of stock options outstanding and exercisable at April 30, 2003 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at April 30	Contractual Life	Exercise Price	April 30	Exercise Price

Range of Exercise Prices
$0.81 - $0.81	1,350,000	8.55 years	$0.81	450,007	$0.81
$1.18 - $1.54	1,142,500	9.69 years	$1.41	662,500	$1.47
$1.84 - $1.84	50,000	9.64 years	$1.84	—	$0.00
$0.81 - $1.84	2,542,500	9.08 years	$1.10	1,112,507	$1.20

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During fiscal 2003 and 2002, 189,936 and 0 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

      The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in footnote 3 under “Stock Options.”

      For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during 2003 and 2002 was $1.10 and $0.71, respectively. The weighted-average fair value of ESPP shares granted during 2003 and 2002 was $.54 and $0, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Year Ended April 30

		As Previously
		Reported	Restated
	2003	2002	2002

Stock option grants:
Risk-free interest rate	3.95%	6.00%	4.36%
Expected life	8.3 years	7.5 years	9.3 years
Expected volatility	76.5%	150.0%	92.6%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.75%	not applicable	not applicable
Expected life	5.3 months	not applicable	not applicable
Expected volatility	76.50%	not applicable	not applicable
Dividend yield	0%	not applicable	not applicable

(21) The Restatement:

Overview

      In this Form 10-KSB, we are restating our previously filed fiscal year 2002 financial statements to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to Smith & Wesson’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to Smith and Wesson’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments are described below:

Net Sales and Cost of Sales

      We are restating our fiscal year 2002 financial statements to increase net sales for various items discussed below aggregating $2.8 million and increase cost of sales by $3.8 million. Included in the $2.8 million net sales increase is $1.2 million to reverse a sales return recorded in error. The sales return relates to a pre-acquisition sale by Smith & Wesson Corp., for which no reserve for returns had been established. Accordingly, upon return of the product, we now believe the returned goods should have been recorded as an increase in inventory of $1.2 million and as a reduction to acquired receivables of $1.2 million. As such, we are restating our 2002 financial statements to increase net sales by $1.2 million and increase cost of sales by $1.2 million. We are also restating our fiscal year 2002 financial statements to increase net sales by $1.6 million, increase marketing and selling expense by $0.7 million for cooperative advertising and distributor incentives, increase cost of goods sold by $0.8 million for the cost of freight and $0.1 million used to fund industry programs. These three costs had incorrectly been reported as reductions of sales. We are also restating to increase cost of sales by $.4 million for inventory and equipment write-offs, decrease cost of goods sold by $0.3 million for depreciation expense which was overstated as a result of errors in the S&W purchase accounting and to increase cost of goods sold by $1.6 million for adjustments to product liability reserves as discussed below.

Product Liability and Environmental Expenses

      In the fourth quarter of fiscal year 2002, we recorded additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements are being restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

Melby Financing; Interest Expense and Compensation Expense Adjustments

      We determined that there were errors in the accounting for a $5 million debt financing, known as the Melby financing, provided to us by Colton R. Melby to finance part of the acquisition of Smith & Wesson Corp. As a result of this loan and the related stock warrants issued, we originally recorded approximately $5,008,500 in expense consisting of $5,000,000 in interest expense, $6,000 in depreciation expense and $2,500 in office supplies expense in fiscal year 2002. We have now determined that under GAAP we should have recorded aggregate expense of $4,541,500 consisting of $2,567,166 in interest expense for amortization of debt discount related to the warrants; $827,414 in interest expense for amortization of debt issue costs arising from the consideration paid to the parties who assisted in arranging the financing (the finders); a loss on early extinguishment of the note payable of $294,420 charged to interest expense; interest expense of $185,000 resulting from settlement of the finders’ liability and compensation expense of $667,500 to a finder related to his employment by us. The net result of these transactions is that the previously reported pre-tax loss for the fiscal year ended April 30, 2002 was overstated by $467,000. Our fiscal year 2002 financial statements are being restated accordingly, to decrease primarily interest expense by $1,126,000 and increase general and administrative expense by $667,500 for compensation expense.

      The following discussion provides additional background on the Melby financing. On May 6, 2001, we sold to Mr. Melby a $5 million nonconvertible note due May 12, 2002 and warrants, known as the Melby warrants, to acquire shares of our common stock. At the time of this financing transaction, Mr. Melby had no relationship with us. He became a director of the Company in May 2001, served as our Executive Vice President from May 2002 to September 2002 and served as our President and Chief Operating Officer from September 2002 to December 2003. Under the terms of the Melby financing, we also issued additional warrants, known as the Melby affiliate warrants, to Mr. Melby’s two brothers and one of his associates. Shortly after the issue date, Mr. Melby’s brothers exercised their Melby affiliate warrants. The Melby affiliate warrants issued to Mr. Melby’s associate expired unexercised.

      We initially valued the Melby warrants and the Melby affiliate warrants and recorded a debt discount of $5,000,000 completely offsetting the Melby Note of the same amount. We now believe that under GAAP the

$5.0 million financing proceeds should have been allocated among the debt and the Melby warrants and Melby affiliate warrants on a relative fair value basis. Based on their relative values, we have determined that, of the $5.0 million financing proceeds, $2,245,000 should have been allocated to the debt and $2,755,000 should have been allocated to equity for the warrants. As a result of the warrant discount, interest expense for the fiscal year ended April 30, 2002 should have been $2,755,000, comprising $2,567,166 amortized to interest expense over the period from the May 2001 debt issue date through the debt extinguishment date and an early extinguishment loss of $187,834 on the debt extinguishment date. The $5.0 million of debt was redeemed in an early extinguishment on March 28, 2002 for $5 million of consideration consisting of $2,837,000 in cash and $2,162,200 in common stock valued at the March 28, 2002 extinguishment date. Mr. Melby used the $2,837,800 of cash from the extinguishment to exercise his warrants. On the debt extinguishment date, an extinguishment loss of $294,420, including the remaining unamortized debt issue costs of $106,586 and the unamortized debt discount of $187,834, should have been recognized.

      In connection with the Melby financing, on May 11, 2001 we also issued warrants, known as the finders’ warrants, to the two finders retained to locate the Melby financing. These warrants had a fair value of $434,000. In addition to the finders’ warrants, each finder was also entitled to receive a $250,000 cash fee. On May 6, 2001, we advised the finders that they would be paid this fee in approximately 90 days. We now believe that, under GAAP, we should have recorded debt issue costs of $934,000 together with a corresponding liability of $500,000 and $434,000 of paid in capital for the finders’ warrants. In addition, we should have recorded amortization expense of $827,414 in fiscal year 2002 related to the debt issue costs and we should have written off the remaining unamortized debt issue costs of $106,586 on the debt extinguishment date.

      On September 24, 2001, we issued 500,000 shares of common stock to one of the finders to settle the $250,000 liability to him. In addition, on August 9, 2001, we paid $62,500 cash to the other finder, Mr. Corey Lambrecht, which reduced our liability to him from $250,000 to $187,500. On April 1, 2002, Mr. Lambrecht became our Vice President of Licensing. On April 30, 2002, we issued 375,000 shares to him. He has served as our Executive Vice President since September 2002. We had previously recorded the issuance of 875,000 shares of common stock as of May 6, 2001 as a credit to paid in capital for $437,500 or $0.50 per share, although these shares were unissued as of May 6, 2001. We now believe that under GAAP we should have recorded an extinguishment loss of $185,000 in September 2001 based upon the 500,000 shares issued to the first finder on September 24, 2001 (500,000 shares valued at $0.87 as of the date of issuance less the $250,000 restated liability as of May 6, 2001). Based upon the 375,000 shares issued to Mr. Lambrecht on April 30, 2002, our restatement includes a compensation expense of $667,500 in April 2002 (375,000 shares valued at $2.28 on the date of issuance less the $187,500 remaining restated liability as of April 2002).

Adjustments for Income Tax Accounting Error Corrections

      Our acquisition of Smith & Wesson Corp. was a stock transaction for which no election was made under Internal Revenue Code Section 338 to treat the transaction as an asset purchase for income tax purposes. Therefore, while a new basis of accounting was established for financial reporting purposes, all historical tax bases carried over, resulting in substantial deferred tax temporary differences at the time of the acquisition.

      On the opening balance sheet at the May 11, 2001 acquisition date of Smith & Wesson Corp., we reported a $10.5 million deferred tax liability. In the fourth quarter of fiscal year 2002, we subsequently determined that this $10.5 million deferred tax liability was an error on the opening balance sheet requiring correction under GAAP. The net deferred tax balance on the opening balance sheet as of May 11, 2001 should have reflected deferred tax liabilities and assets as set forth in the following table.

Deferred Tax Liabilities and Assets Reflected in the

Net Deferred Tax Balance on the Restated Opening Balance Sheet as of May 11, 2001

	Previously Reported
	as of	Restated as of	Change
	May 11, 2001	May 11, 2001	DR/(CR)

Deferred Tax Liabilities	(10,547,329)	(7,412,513)	3,134,816
Deferred Tax Assets	8,000,000	17,648,372	9,648,372
Net Deferred Tax Asset/(Liability) before Valuation Allowance	(2,547,329)	10,235,859	12,783,188
Less: Valuation Allowance	(8,000,000)	(10,235,859)	(2,235,859)
Net Deferred Tax Asset/(Liability) at Opening Balance Sheet date	(10,547,329)	0	10,547,329

      In our previously filed annual report on Form 10-KSB for the fiscal year ended April 30, 2002, we recorded adjustments in the fourth quarter of fiscal year 2002 to correct these errors in the opening balance sheet for deferred tax balances by decreasing net deferred tax liabilities by $10.5 million and decreasing fixed assets and intangible assets by $10.5 million. Although these fourth quarter corrections had no impact on our previously reported tax provision for fiscal year 2002, depreciation and amortization expense for 2002 are overstated as a result of recording the correction in the fourth quarter rather than as of May 11, 2001. We now believe we should have had a net deferred tax asset of $10.2 million with a corresponding valuation allowance of $10.2 million at May 11, 2001 to total to a net zero balance for deferred taxes on the opening balance sheet. This finding has a direct impact on each of the first three quarters of fiscal year 2002 as deferred tax benefits were recorded in each of these quarters. We also intend to restate the financial statements contained in our previously filed quarterly reports on Form 10-QSB.

Other Items

      In the fourth quarter of fiscal year 2002, we made the following adjustments that resulted in the changes set forth in the table above:

•	Property, Plant and Equipment. — We acquired Smith & Wesson Corp. in a bargain purchase that resulted in writing down long-lived assets below fair value, resulting in decreasing fixed assets to a financial statement basis that is less than the net tax basis, which creates a deferred tax asset. This temporary difference should have resulted in a deferred tax asset of approximately $4.8 million. However, we incorrectly recorded a $2.0 million deferred tax liability related to fixed assets which was included in the $10.5 million deferred tax liability. This error was discovered and corrected in the fourth quarter of fiscal year 2002 but should have been corrected effective May 11, 2001. The adjustment in the fourth quarter of fiscal year 2002 reduced deferred tax liabilities by $2.0 million, increased deferred tax assets by $4.8 million and reduced fixed assets and intangible assets by $6.8 million.

•	Trademark. — The trademark is being amortized over a 20-year period for financial statement purposes, and the historical tax basis of the trademark is zero, which results in a deferred tax liability. A deferred tax liability of $2,640,000 relating to the trademark was previously recorded at the opening balance sheet as part of the $10.5 million deferred tax liability. However, Smith & Wesson Corp. had sufficient deferred tax assets to offset this liability, which reverses over a foreseeable time frame (20 years). A full valuation allowance of $8.0 million against deferred tax assets was previously recorded in the opening balance sheet, thus resulting in recognition of only deferred tax liabilities on the balance sheet. In the fourth quarter of fiscal year 2002, we determined that this deferred tax liability must, under GAAP, be considered as a source of future taxable income available to offset deferred tax assets at May 11, 2001. Therefore, at May 11, 2001, no valuation allowance should have been recognized to the extent deferred tax assets will be utilized by this reversing deferred tax liability, meaning that the valuation allowance at opening balance sheet was overstated. This overstatement was corrected in the fourth quarter of 2002.

•	LIFO Reserve. — The last in, first out (LIFO) reserve book versus tax difference was created primarily as the result of purchase accounting adjustments made to inventory. Smith & Wesson Corp. had historically valued its financial statement and tax inventory under the LIFO accounting method. The inventory acquired in the May 11, 2001 acquisition was recorded at fair value. Therefore, for book purposes the LIFO reserve was zero at May 11, 2001. However, the inventory basis and related LIFO reserve was unchanged for tax purposes. Therefore, there was a LIFO reserve for tax purposes only of approximately $14.7 million, creating a temporary difference. We now believe that the use of tax planning strategies available with respect to the LIFO reserve were not appropriately considered for purposes of determining the valuation allowance for the opening balance sheet. This error at opening balance sheet was discovered and corrected in the fourth quarter of the fiscal year 2002 based on tax planning strategies which would allow us to recognize the LIFO temporary difference as a source of future taxable income for purposes of determining the deferred tax asset valuation allowance.

•	Deferred Taxes. — Our Form 10-KSB for the fiscal year ended April 30, 2002 as originally filed also reflects adjustments made in the fourth quarter of fiscal year 2002 to adjust deferred taxes to reverse approximately $2 million of tax benefits recorded over the prior three fiscal quarters.

We are also filing an amended income tax return with the Internal Revenue Service for the fiscal year ended April 30, 2002. The amended return increases our net operating loss carryforward. As a result, our deferred tax asset relating to net operating losses was also understated in the April 30, 2002 tax provision. Since there is a full valuation allowance against this asset, there is no net balance sheet effect at April 30, 2002 or income statement impact on the financial statements for fiscal year 2002 other than a change to the footnote disclosures.

                       Adjustments to General and Administrative Expenses

      We are also restating our fiscal year 2002 financial statements to record $1,232,634 of additional costs and expenses related to reserves for self-insured medical costs, unemployment insurance, workers’ compensation reserves, and legal services that were previously accounted for as purchase adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. and which we now believe under GAAP should have been expensed in fiscal year 2002. These adjustments will increase our previously reported pre-tax loss for fiscal year 2002. A summary of the items comprising the $1,232,634 is presented below:

Adjustments to Expense in Fiscal Year 2002 for Items Previously Capitalized

Increase in medical self insurance reserves and unemployment reserves after the acquisition date	$374,634
Increase in workers’ compensation reserve and cost of Directors and Officers insurance required under Massachusetts law as a result of the acquisition of Smith & Wesson Corp.	175,000
Accounting and legal costs	683,000

Total	$1,232,634

                       Research and Development

      We are restating our fiscal year 2002 financial statements to increase research and development expense by $51,000 for research and development costs that were previously capitalized and should have been expensed.

                       Other Income/ Expense

      We are restating our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of the Melby financing of $187,834.

Summary of Restatement Adjustments

      The aggregate impact to our statement of operations of the adjustments described above is to increase our previously reported 2002 pre-tax net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our pre-tax net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002

	As Previously	Net
	Reported	Change	Restated

	(In millions, except per share data)
Net Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	(3.8)	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	(5.6)	23.3
Interest Expense, net	8.5	1.3	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share
Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

Change from LIFO to FIFO Method

      Our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 incorrectly disclosed that we adopted the first in, first out (FIFO) method of inventory valuation for Smith & Wesson Corp. following our acquisition of Smith & Wesson Corp. on May 11, 2002. We did not adopt the FIFO method of inventory valuation for S&W until the fourth quarter of fiscal year 2002. Our disclosure in our quarterly reports filed on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2002 correctly disclosed that for these quarters, inventory was valued using the last in, first out (LIFO) method. However, following the acquisition of S&W on May 11, 2001, we failed to record adjustments during each of the first three quarters of fiscal year 2002 to reflect S&W’s inventory in accordance with the LIFO method of inventory accounting. The result was that the cost of sales amounts reported in our previously filed 2002 quarterly financial statements were equivalent to a FIFO basis. S&W changed to the FIFO method of accounting during the fourth quarter of fiscal year 2002.

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for 2002 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for 2002 for this matter.

Effect of Restatement on Balance Sheet Items

      The restatement matters described above have the principal effect of reducing property, plant and equipment by approximately $3.3 million, intangible assets by approximately $2.4 million, liabilities by approximately $0.4 million and equity of the Company by approximately $6.1 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED AUDITED BALANCE SHEET — APRIL 30, 2002

	As Previously
	Reported	Net Change	Restated

ASSETS:
Current Assets:
Cash and cash equivalents	$13,703,401	$6,309,090	$20,012,491
Marketable securities	7,539,274	(6,536,115)	1,003,159
Accounts receivable, net of allowance for doubtful accounts of $100,566	11,928,765	170,671	12,099,436
Inventories	19,365,075	(10,294)	19,354,781
Other current assets	2,599,254	(1,152,111)	1,447,143
Income tax receivable	211,803	—	211,803

Total current assets	55,347,572	(1,218,759)	54,128,813

Property, plant and equipment, net	7,510,865	(3,311,658)	4,199,207
Intangibles, net	3,375,004	(2,388,596)	986,408
Collateralized cash deposits	21,000,000	227,025	21,227,025
Other assets	—	15,903,400	15,903,400

	$87,233,441	$9,211,412	$96,444,853

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,995,025	$(17,039,889)	$6,955,136
Accrued expenses	—	7,999,450	7,999,450
Accrued payroll	—	3,135,117	3,135,117
Accrued taxes other than income	—	1,755,859	1,755,859
Accrued profit sharing	—	819,838	819,838
Deferred income	1,597,674	—	1,597,674
Note payable, related party	357,425	—	357,425
Due to Walther USA, LLC, net of investment deficit	529,353	—	529,353

Total current liabilities	26,479,477	(3,329,625)	23,149,852

Notes payable	45,000,000	—	45,000,000

Other non-current liabilities	10,835,221	18,614,554	29,449,775

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized 29,683,613 shares issued and outstanding	27,552	2,131	29,683
Additional paid-in capital	16,514,646	(763,131)	15,751,515
Accumulated deficit	(11,623,455)	(5,315,385)	(16,938,840)
Accumulated other comprehensive income	—	2,868	2,868

Total stockholders’ equity (deficit)	4,918,743	(6,073,517)	(1,154,774)

	$87,233,441	$9,211,412	$96,444,853

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED AUDITED STATEMENTS OF OPERATIONS
For the Year Ended:

	As Previously
	Reported		Restated
	April 30, 2002	Net Change	April 30, 2002

Revenues:
Net product sales	$76,546,503	$2,738,206	$79,284,709
License revenue	1,270,319	—	1,270,319
Cost of goods sold	56,865,700	3,801,465	60,667,165
Cost of services	89,791	—	89,791

Gross profit	20,861,331	(1,063,259)	19,798,072

Operating expenses:
Research and development, net	629,189	51,000	680,189
Selling and marketing	8,075,218	702,255	8,777,473
General and administrative	9,024,320	2,335,871	11,360,191
Environmental expense	—	2,500,000	2,500,000

Total operating expenses	17,728,727	5,589,126	23,317,853

Income/(loss) from operations	3,132,604	(6,652,385)	(3,519,781)

Other income/(expense):
Other income/expense	—	(47,200)	(47,200)
Interest income	879,923	—	879,923
Interest expense	(9,404,759)	1,384,200	(8,020,559)

	(8,524,836)	1,337,000	(7,187,836)

Loss before income taxes	(5,392,232)	(5,315,385)	(10,707,617)
Income taxes	70,598	—	70,598

Net income/(loss)	$(5,462,830)	$(5,315,385)	$(10,778,215)
Other comprehensive income:
Unrealized gain on marketable securities	—	2,868	2,868

Comprehensive income/(loss)	$(5,462,830)	$(5,312,517)	$(10,775,347)
Weighted average number of common equivalent shares outstanding, basic and diluted	20,566,883	20,878,937	20,878,937

Net income/(loss) per share, basic and diluted	$(0.27)	$(0.25)	$(0.52)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED AUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended April 30, 2002

	As Previously Reported					Restated

					Total					Accumulated
	Common Stock		Additional		Stockholder’s	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Equity			Paid-in	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	(Deficit)	(Deficit)	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at April 30, 2001	17,931,355	$15,800	$4,788,800	$(6,160,625)	$(1,356,025)	18,131,355	$18,131	$4,786,469	$(6,160,625)	$—	$(1,356,025)
Issuance of warrants for services related to debt financing			4,562,500		4,562,500			3,189,000			3,189,000
Issuance of common stock for services related to debt financing	875,000	875	436,625		437,500	875,000	875	1,289,125			1,290,000
Issuance of common stock for services related to acquisition	200,000	200	239,800		240,000	—	—	—			—
Issuance of common stock during private placement	1,375,424	1,375	2,268,075		2,269,450	1,375,424	1,375	2,268,075			2,269,450
Exercise of warrants	9,094,500	9,095	3,928,705		3,937,800	9,094,500	9,095	3,928,705			3,937,800
Issuance of common stock for services	207,334	207	290,141		290,348	207,334	207	290,141			290,348
Net income/(loss) for the year ended April 30, 2002				(5,462,830)	(5,462,830)				(10,778,215)		(10,778,215)
Other comprehensive income				—	—					2,868	2,868

Balance at April 30, 2002	29,683,613	$27,552	$16,514,646	$(11,623,455)	$4,918,743	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED AUDITED STATEMENTS OF CASH FLOWS
For the Year Ended:

	As Previously
	Reported		Restated
	April 30, 2002	Net Change	April 30, 2002

Cash flows provided by operating activities:
Net loss	$(5,462,830)	$(5,315,385)	$(10,778,215)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	927,502	(491,930)	435,572
Provision for losses on accounts receivable	—	28,850	28,850
Provision for excess and obsolete inventory	—	1,762,908	1,762,908
Stock compensation for services rendered	290,348	—	290,348
Debt discount amortized to interest expense	—	2,567,166	2,567,166
Loss on extinguishment of notes payable	—	294,420	294,420
Amortization of debt issue costs to interest expense	—	827,414	827,414
Loss on Finders’ liability settled in stock	—	185,000	185,000
Compensation expense settled in stock	—	667,500	667,500
Interest expense, including debt issue costs and beneficial conversion feature	5,114,000	(5,114,000)	—
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(4,191,344)	(199,521)	(4,390,865)
Inventories	4,536,759	(1,373,810)	3,162,949
Due from Tomkins	—	7,699,500	7,699,500
Other current assets	—	529,719	529,719
Income tax receivable	—	(211,803)	(211,803)
Other assets	4,889,991	(6,606,859)	(1,716,868)
Increase (decrease) in liabilities:
Accounts payable	(2,791,803)	5,920,644	3,128,841
Accrued payroll	—	(686,732)	(686,732)
Accrued profit sharing	—	819,838	819,838
Accrued taxes other than income	—	383,909	383,909
Other accrued expenses	—	(4,926,883)	(4,926,883)
Other non-current liabilities	—	5,494,589	5,494,589
Deferred revenue	(15,032)	(1)	(15,033)
Due to Walther USA, LLC, net	—	529,353	529,353

Net cash provided by operating activities	3,297,591	2,783,886	6,081,477

	As Previously
	Reported		Restated
	April 30, 2002	Net Change	April 30, 2002

Cash flows provided by investing activities:
Net cash and cash equivalents acquired in business combination	28,598,168	20,000,000	48,598,168
Payments to acquire marketable securities	(28,539,274)	27,538,983	(1,000,291)
Additions to collateralized cash deposits	—	(16,077,025)	(16,077,025)
Payments to secure financing	—	(62,500)	(62,500)
Payments to acquire patents	(133,220)	(65,885)	(199,105)
Proceeds from loans receivable and certificate of deposit	7,385,000	(7,385,000)	—
Payments to acquire property and equipment, net	(2,441,224)	(537,369)	(2,978,593)

Net cash provided by investing activities	4,869,450	23,411,204	28,280,654

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, unrelated parties	(10,500,000)	(126,000)	(10,626,000)
Payments on notes payable, Tomkins	—	(20,000,000)	(20,000,000)
Payments on loans and notes payable, related parties	(5,240,000)	240,000	(5,000,000)
Proceeds from notes payable, unrelated parties	15,000,000	—	15,000,000
Proceeds from sale of common stock	2,269,450	—	2,269,450
Proceeds from exercise of warrants to acquire common stock	3,937,800	—	3,937,800

Net cash provided by (used for) financing activities	5,467,250	(19,886,000)	(14,418,750)

Net increase in cash and cash equivalents	13,634,291	6,309,090	19,943,381
Cash and cash equivalents, beginning of year	69,110	—	69,110

Cash and cash equivalents, end of year	$13,703,401	$6,309,090	$20,012,491

Supplemental disclosure of cash flow information:
Cash paid for —
Interest, including related parties	$4,065,759	(133,082)	$3,932,677
Income taxes	283,450	(271,760)	11,690

(22) Subsequent Events:

On December 5, 2003, Messrs. Saltz and Melby resigned respectively as CEO/ Chairman and as President of the Company and entered into Severance Agreements with the Company. Each of them will continue to serve as members of the Board of Directors. The Severance Agreements provide them with the salary plus certain benefits they were receiving at the time of resignation through December 31, 2004. Also, the Company has agreed to provide them with a secretary and an office at comparable square footage to their existing personal offices and rent per square foot as being paid by the Company in December 2003 for its corporate headquarters office at a location which is not in the same building as the corporate headquarters. Messrs. Saltz and Melby also agreed that at all votes of shareholders of S&W on or before December 31, 2005, they would not directly or indirectly cause or permit any shares beneficially owned by either of them to be voted for any person other than the nominees recommended by the Nominating Committee of the Board of Directors of S&W and nominated by the Board of Directors in S&W’s proxy statements. The foregoing voting obligations shall not apply if either Mr. Saltz or Mr. Melby are not recommended by the Nominating Committee to be nominated to stand for election to the Board of Directors by the shareholders.

(23) Predecessor Financial Statements (Unaudited):

      The unaudited financial statements of Smith & Wesson Corp are presented as of May 11, 2001 and for the thirteen day period then ended. They are presented for Smith & Wesson Corp (SW) as predecessor to Smith & Wesson Holding Corporation. The Company has previously filed, on Form 8K/ A dated July 30, 2001 financial statements of the predecessor SW as of April 28, 2001 and for the year then ended. SW was acquired by the Company on May 11, 2001 and the financial statements presented below have not been filed previously.

SMITH & WESSON CORP AND SUBSIDIARY

CONSOLIDATED UNAUDITED BALANCE SHEET — MAY 11, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$48,598,168
Marketable securities	—
Accounts receivable, net of allowance for doubtful accounts of $141,600	7,733,517
Inventories	9,489,931
Due from Tomkins	7,699,500
Other current assets	7,126,862

Total current assets	80,647,978

Property, plant and equipment, net	21,790,649
Intangibles, net	15,619,115

$118,057,742

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$3,132,317
Accrued payroll	2,671,444
Accrued taxes other than income	1,371,950
Other current liabilities	9,197,871
Deferred income	1,612,707

Total current liabilities	17,986,289

Notes payable	50,000,000

Deferred tax liability	3,016,990

Other non-current liabilities	10,567,486

Commitments and contingencies (Note 11)	—
Stockholder’s equity:
Common stock, $.01 par value, 800 shares issued and outstanding	8
Additional paid-in capital	94,753,721
Accumulated deficit	(58,266,752)

Total stockholder’s equity	36,486,977

$118,057,742

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP AND SUBSIDIARY

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

For the Thirteen Day Period Ended May 11, 2001:

Net sales	$1,965,385
Cost of goods sold	1,784,119

Gross Profit	181,266

Operating expenses:
Research and development, net	49,979
Selling and marketing	291,110
General and administrative	280,345

Total operating expenses	621,434

Loss from operations	(440,168)

Other income/(expense):
Other income/expense	(9,812)
Intercompany credits	399,974
Interest income	76,240
Interest expense	(221,490)

244,912

Loss before income taxes	(195,256)
Income taxes	—

Net loss	$(195,256)

Weighted average number of common equivalent shares outstanding, basic	800

Net loss per share, basic	$(244.07)

Weighted average number of common equivalent shares outstanding, diluted	800

Net loss per share, diluted	$(244.07)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP AND SUBSIDIARY

CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the Thirteen Day Period Ended May 11, 2001

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at April 30, 2001	800	$8	$94,753,721	$(58,071,496)	$36,682,233
Net loss for the period ended May 11, 2001				(195,256)	(195,256)

Balance at May 11, 2001	800	$8	$94,753,721	$(58,266,752)	$36,486,977

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP AND SUBSIDIARY

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

For the Thirteen Day Period Ended May 11, 2001:

Cash flows used for operating activities:
Net loss	$(195,256)
Adjustments to reconcile net loss to cash (used for) operating activities:
Depreciation and amortization	245,361
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	178,563
Inventories	(793,232)
Prepaid expenses and other current assets	168,674
Increase (decrease) in liabilities:
Accounts payable	(1,917,515)
Accrued payroll	(90,104)
Accrued taxes other than income	(144,585)
Other current liabilities	(1,014,971)
Deferred income	(3,671)

Net cash used for operating activities	(3,566,736)

Cash flows provided by investing activities:
Proceeds from intercompany loans receivable	51,204,732
Payments to acquire property and equipment	(12,573)

Net cash provided by investing activities	51,192,159

Net increase in cash and cash equivalents	47,625,423
Cash and cash equivalents, beginning of the period	972,745

Cash and cash equivalents, end of the period	$48,598,168

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Day Period Ended May 11, 2001

Notes to Consolidated Financial Statements

(1)	Organization and Business Activity:

Organization:

      Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period, ownership has changed a few times. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

      On May 11, 2001, Saf-T-Hammer Corporation (the “Parent”) purchased all of the outstanding stock of the Smith & Wesson Corp. for $15,000,000 (See Note 13 “Subsequent Events”)

Principles of Consolidation:

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Corp. and its wholly owned subsidiaries (collectively the “Company”) — Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), and Smith & Wesson, Inc. (United States). All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Activity:

      The Company manufactures firearms and related products and accessories for sale to registered distributors, sportsmen, collectors, public safety officials and military agencies in the United States, and also sells to distributors throughout the world.

      The Company has two manufacturing facilities (in Springfield, MA and Houlton, ME), both of which are used primarily to manufacture firearms. However, the Company also uses its machine-tooling capabilities at the Springfield facility to manufacture and assemble bicycles, handcuffs, golf club heads, and component parts for various industries.

(2)	Summary of Significant Accounting Policies:

Fiscal Year End:

      The Company’s fiscal year ends on the Saturday closest to April 30. The accompanying consolidated financial statements are for the thirteen-day period from April 29, 2001 through May 11, 2001.

Cash:

      Equivalents — For the purpose of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

      Concentration — The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Use of Estimates in Preparation of Financial Statements:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. In addition, future facts and circumstances could alter management’s estimates with respect to the adequacy of insurance reserves. The more significant estimates and assumptions used by management in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities, including, but not limited to, product, environmental and warranty liabilities and workers compensation.

Fair Value of Financial Instruments:

      Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Revenue Recognition:

      The Company recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

      The Company recognizes tooling, forging, heat treating, finishing, plating, and engineering support revenues after acceptance by the customer and only when no further contingencies or material performance obligations exist, when collectibility is reasonably assured and thereby the company has earned the right to receive and retain payments for services performed and billed.

      The Company recognizes licensing revenue from the use of its Identi-Kit software over the subscription period.

Deferred Revenues:

      Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable, as the risks and rewards of ownership have not yet transferred to the customer. Management expects to have fully earned such revenues within a 12-month period and they will be recognized into revenues at that time.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of:

      The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

Property, Plant and Equipment:

      Property, plant and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture and fixtures, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years

Goodwill:

      Goodwill arose from the acquisition of the Company by Tomkins in 1987. This acquisition was accounted for under the purchase method of accounting, whereby, the excess of the purchase price paid over the fair value of assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $68,525,000. This transaction was recorded by the Company pursuant to guidance provided by the Securities and Exchange Commission on SAB Topic 54 — “Push Down Basis of Accounting Required in Certain Limited Circumstances.” Goodwill is being amortized on a straight-line basis over 40 years as determined by management. During the period ended April 28, 2001, management determined that the carrying amount of the net goodwill balance far exceeded the future net undiscounted cash flows expected to be generated, and accordingly, recognized an impairment loss of $29,000,000. Accumulated amortization as of May 11, 2001 amounted to $23,840,000.

Net Loss Per Share:

      Basic net loss per share has been calculated based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share has been determined by dividing the net loss by the weighted average number of common shares outstanding plus the dilutive effect of stock options, warrants, and other convertible securities. Basic and diluted net loss per share are the same for the thirteen-day period ended May 11, 2001, as there were no dilutive securities during this period.

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

Warranty:

      The Company generally provides a lifetime warranty to the “original” purchaser of its firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. The Company quantifies and records an estimate for warranty related costs based on the Company’s actual historical claims experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should the Company experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, the Company’s operating results for the period or periods in which such returns or additional costs materialize will be adversely impacted. Warranty expense for the thirteen-day period ended May 11, 2001 amounted to approximately $46,000.

Product Liability:

      The Company provides for product liability claims. The provision for product liability claims are charged to cost of sales.

Insurance Reserves:

      The Company is “self-insured” (defined as excessive loss re-insurance) through retentions or deductibles for the majority of its workers’ compensation, automobile, general liability, product liability and group health insurance programs. Self-insurance amounts vary up to $2,000,000 per occurrence. Insurance with third parties, some of which is then reinsured through the Parent, is in place for claims in excess of these self-insured amounts. During the thirteen-day period ended May 11, 2001, all of the Company’s insurance was covered under the Tomkins insurance policies. The Company’s liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recent Accounting Pronouncements:

      Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this new standard as of January 1, 2001. The Company does not expect the adoption will be material to the Company’s financial position or results of operations since the Company does not believe it participates in such activities.

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

      In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited or expires unexercised. The exercise price of a stock option has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than, or potentially less than, the fair value of the consideration that was required to be paid pursuant to the option award’s original terms. The requirements concerning modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an option award apply to modifications made after December 15, 1998, and will be applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact the Company’s financial statements.

      In January 2001, the Financial Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. this pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included in indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

(3)	Major Customer:

      One customer accounted for approximately 13% of the Company’s net sales for the thirteen-day period ended May 11, 2001. This customer owed the Company approximately $254,000 as of May 11, 2001.

(4)	International Sales:

      The Company sells its products worldwide. A breakdown of international and export sales, which accounted for approximately 8% of net sales for the thirteen-day period ended May 11, 2001, is as follows:

Net Sales by Region

Europe	$4,000
Asia	2,000
Latin America	85,000
All others	60,000

Total	$151,000

(5)	Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the thirteen-day period ended May 11, 2001, advertising expenses amounted to approximately $64,000.

(6)	Inventories:

      A summary, stated at lower of cost or market, is as follows:

May 11, 2001

Finished goods	$13,758,959
Finished parts	7,835,333
Work in process	1,273,202
Raw material	1,366,760

$24,234,254
LIFO Reserve	(14,744,323)

$9,489,931

      The LIFO reserve reflects the difference between stating the inventory at historical FIFO cost and the current LIFO cost. The LIFO reserve decreased by $1 during the thirteen-day period ended May 11, 2001.

(7) Related Party Transactions:

      Loans receivable, Tomkins balances as of May 11, 2001 amounted to $58,904,233, is uncollateralized, due on demand and bears interest at LIBOR minus 1 percent per annum. Immediately prior to the Acquisition on May 11, 2001, Tomkins repaid the entire balance except for $7,699,500, of which $464,500 will be collected within a year and the remaining balance was held as a collateral for (a) open letters of credit on behalf of the Company by Tomkins in the amount of $2,235,000 and (b) a bond for $5,000,000 for the Company’s workers’ compensation fund on behalf of the Company by Tomkins. During May 2001, the Company collected $5,000,000 and expects to collect an additional $2,235,000 in July 2001, upon the expiration of the open letters of credit. The Company paid $20,000,000 of its indebtedness under the Tomkins Note on May 11, 2001 immediately after its acquisition by Saf-T-Hammer Corporation.

      Interest earned from Tomkins during the thirteen-day period ended May 11, 2001 amounted to approximately $76,000.

Note Payable, Tomkins

      On April 30, 1997, the Company declared a dividend of $73,830,000 to Tomkins and issued a note payable (“Tomkins Note”) for $73,830,000. The Tomkins Note bears interest at 9% per annum and matures on April 30, 2004. (See Footnote 12 — “Subsequent Events”).

      Interest expense and payments to Tomkins during the thirteen-day period ended May 11, 2001 amounted to $221,000.

Due from Walther USA, LLC

      On April 1, 2000, the Company acquired 50% interest in Walther USA, LLC, a joint venture with Carl Walther GmbH, a German company. Each member contributed $50,000. Walther USA purchases and sells the “Walther” brand handguns worldwide. The Company or its management do not have management control of Walther USA, however, they provide limited procurement and employee support services. Accordingly, this joint venture has been accounted for under the equity method of accounting, whereby, the Company records its share of net income and losses; however, Smith & Wesson Corp. records its share of net income or loss consistent with its April 30 year end. The members of Walther USA, LLC have chosen December 31 as it fiscal year end. A summary of the transactions with Walther USA, LLC is as follows:

Period Ended
May 11, 2001

Due from/(to) Walther USA, LLC:
Beginning balance	$887,047
Plus expenses paid for Walther USA	74,293
Plus procurement and fees earned	11,000
Less payments/collections	(42,652)

Ending Balance	$929,688

Investment in Walther USA, LLC:
Beginning balance	$(260,704)
50% equity in net loss of Walther USA	(20,000)

Net investment in Walther USA	$(280,704)

Net balance due, as presented on the consolidated balance sheet	$648,984

Carl Walther, GmbH

      Carl Walther, GmbH buys products from the Company. Neither the Company, nor its management have any control over the management of Carl Walther, GmbH. A summary of transactions with Carl Walther, GmbH is as follows:

Period Ended
May 11, 2001

Due to Carl Walther, GmbH (included in accounts receivable on the consolidated balance sheet):
Beginning balance	$589,955
Plus sales	—
Less payments	—

Balance at end of year	$589,955

(8) Benefit Plans:

Contributory Defined Investment Plan

      The Company offers a contributory defined investment plan covering substantially all employees who have completed at least 6 months of service, as defined. Employees may contribute from 1% to 15% of their annual pay, with Smith & Wesson matching 50% of the first 6% of combined pre and post-tax compensation. The Company contributions are made at the end of the month. The Company did not make a contribution during the thirteen-day period ended May 11, 2001.

Non-contributory Profit Sharing Plan

      The Company also has a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. The Company contributes 15% of its net operating profit before interest and taxes, as defined, to the plan each year. The Company did not make a contribution during the thirteen-day period ended May 11, 2001.

Post-Retirement Medical Program

      Prior to 1991, the Company offered a program that provided health care to retirees until age 65. The program was terminated in 1991, but employees who had a combined age and years of service equal to 70 as of December 31, 1996 were grandfathered in the program. The grandfather provision provides varying degrees of coverage based upon years of service as of December 31, 1990. There are currently 15 retirees covered by the program and 21 active employees who are grandfathered under the plan. The post retirement medical liability is based upon reports as provided by an independent consultant. The post retirement medical liability as of May 11, 2001 amounted to approximately $506,000, all of which is included in accrued liabilities on the accompanying balance sheet.

      The following table sets forth the Postretirement Medical and Life Plan’s status and amounts recognized in the Company’s Retirement Incentive Program. The financial position at May 11, 2001 is as follows:

Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested benefits of $94,494	$172,231
Projected benefit obligation for service rendered to date	333,586
Plan assets	—

Unpaid pension cost	333,586
Balance at May 11, 2001	$505,817

Beginning balance, April 28, 2001	$505,817
Net periodic postretirement benefit cost/ (income)	—
Payments during the 13-day period ended May 11, 2001	—

Balance at May 11, 2001	$505,817

      Net periodic postretirement benefit cost/ (income) for the thirteen-day period ended May 11, 2001 was zero.

(9)	Self-Insurance Reserves:

      As of May 11, 2001, the Company had reserves for workers compensation and product liability totaling approximately $12,925,000, of which, $10,567,486 has been classified as long-term. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates.

      The following is a summary of the activity in the workers’ compensation and product liability reserves for the thirteen-day period ended May 11, 2001:

Period Ended
May 11, 2001

Beginning Balance	$12,876,000
Provision, net of reserve adjustments	68,000
Payments	(19,000)

Ending balance	$12,925,000

(10)	Income Taxes:

      The Company is included in the consolidated Federal income tax return of Tomkins for the period ended May 11, 2001.. Under a tax sharing agreement between the Company and Tomkins, the Company is obligated to pay Tomkins its allocable share of the Tomkins Corporation tax liability, determined as if the Company were filing a separate consolidated income tax return.

      Future tax benefits (deferred tax liabilities) relate to temporary differences on the following:

Period Ended
May 11, 2001

Current assets (liabilities):
Inventories	$—
Compensation and related accruals	—
Other accruals	—

Non-current assets (liabilities) — depreciation	(3,016,990)

Net deferred tax asset/ (liabilities)	$(3,016,990)

(11)	Commitments and Contingencies:

Litigation

      The Company, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s) including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty and other legal theories. In may of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. Management believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company

      In addition, the Company is also co-defendant in various legal proceeding brought by certain cities, municipalities and counties, against numerous firearms manufacturers, distributors and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the cost of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statues and conspiracy or concert of action theories.

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

      The Company has in place programs and personnel that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company will fund its environmental costs through cash flows from operating revenue and expects to do so in the future. The Company believes that it is in compliance with applicable environmental regulations in all, material respects.

      The Company is required to remediate hazardous waste at Company owned facilities. Currently, a site in Springfield, Massachusetts is subject to four remediation projects as part of the Massachusetts Contingency Plan (MCP). The MCP provides a structured environment for the voluntary remediation of regulated releases. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Company. The Company has received notice that it is a potentially responsible party from the Environmental Protection Agency (EPA) and/or individual states under CERCLA or a state equivalent.

      The Company has reserves of $1.735 million for remediation of the sites referred to above and other environmental costs in accordance with its policy to record liabilities for environmental expenditures when it is probable that obligations have been incurred and costs can be reasonably estimated. The Company’s estimates of these costs are based upon currently available facts, existing technology, and presently enacted laws and regulations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

      Based on information known to the Company, management does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial condition of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

Employment Contracts

      Employment Agreements — the Company has entered into arms length employment agreements with certain officers and managers to retain their expertise in the ordinary course of business.

Operating Rental Leases

      The Company leases space for three of its retail stores aggregating an annual commitment of approximately $252,000 over the next two years. Rent expense for the thirteen-day period ended May 11, 2001 amounted to $10,000.

(12) Subsequent Events:

The Acquisition

      Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation (“Parent”), Parent acquired (the “Acquisition”) all of the issued and outstanding shares of the Company. As a result of the Acquisition, the Company became a wholly owned subsidiary of Saf-T-Hammer. The Parent paid $15 million (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Loan”) of which was paid at closing

•	$10 million must be paid on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Parent to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year

      The Purchase Price was the result of negotiations between the Parent and Tomkins.

Acquisition Note

      Pursuant to the Acquisition Agreement, the Parent issued a promissory note in the amount of $10 million as partial consideration for the acquisition of the Company. This note is due on May 11, 2002, is unsecured but guaranteed by the Parent and bears interest at 9% per annum. In the event of default by the Parent, the interest rate would increase by an additional 2% per annum on the outstanding balance.

Tomkins Note

      The Acquisition Agreement requires the Parent to guaranty the Company’s existing obligations to Tomkins under a promissory note issued on April 30, 1997 by the company to Tomkins (the “Tomkins Note”). The original Tomkins Note was in the amount of $73,830,000, due April 30, 2004 and bore interest at the rate of 9% per annum. Prior to the Acquisition, Tomkins contributed to the capital of the Company $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the Acquisition, the Company paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million. In satisfaction of this condition, the Parent executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note was amended as follows:

(a) Commencing on May 11, 2001, the new due date was extended by ten years to May 11, 2001.

(b) Unpaid principal balance shall be paid in 84 equal monthly payments commencing on May 11, 2004.

(c) Until paid in full, dividends declared and paid to the Parent shall not exceed $600,000 for the twelve-month period ended May 11, 2002, and not exceed $1,800,000 for annual periods thereafter.

(d) Until the payment of $10 million under the Acquisition Note owed by the Parent to Tomkins, the Company shall not, either directly or indirectly, incur, assume, guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business or to re-finance the unpaid balance of the Tomkins Note.

(e) The Company shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets.

(f) In the event of default by the Parent on the Acquisition Note, or default by the Company on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately.

The Loan

      The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Parent and this individual (the “Note”). Interest accrues on the Note at a rate of 12% per annum and matures on May 15, 2002. Pursuant to the terms of the Note, the Parent prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the Acquisition or May 15, 2001. This prepayment was consented to by Tomkins.

      The Note is secured by a pledge of all of the issued and outstanding stock of the Company, as evidenced by a Stock Pledge Agreement dated and effective as of May 11, 2001 between the Parent and the individual (the “Pledge Agreement”).

EXHIBIT INDEX

Exhibit
No.		Description

2.	1(2)	Stock Purchase Agreement dated as of May 11, 2001 between Tomkins Corporation, a Delaware corporation and Saf-T-Hammer Corporation, a Nevada corporation, pursuant to which Saf-T-Hammer Corporation acquired Smith & Wesson Corporation.
2.	2(2)	Note issued by Saf-T-Hammer Corporation to Tomkins Corporation dated May 11, 2001.
2.	3(2)	Guaranty by and between Saf-T-Hammer Corporation and Tomkins Corporation dated May 11, 2001.
2.	4(2)	Promissory Note dated April 30, 1997 issued by Smith & Wesson Corp. to Tomkins Corporation.
2.	5(2)	First Amendment to Promissory Note dated May 11, 2001 between Tomkins Corporation and Smith & Wesson Corp.
3.	1(1)	Articles of Incorporation.
3.	2(1)	Amendment to the Articles of Incorporation filed on October 16, 1996.
3.	3(1)	Amendment to the Articles of Incorporation filed on May 12, 1998.
3.	4(1)	Amendment to the Articles of Incorporation filed on October 22, 1998.
3.	5(1)	Bylaws.
3.	6(5)	Amendment to the Bylaws dated November 2, 2001.
3.	7(7)	Amendment to the Articles of Incorporation filed on February 15, 2002.
3.	8(8)	Amendment to the Bylaws dated July 24, 2002.
4.	1(2)	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.
4.	8(6)	2001 Stock Option Plan dated May 31, 2001.
4.	9(6)	Form of Option to 2001 Stock Option.
4.	10(6)	Employee Stock Purchase Agreement dated as of April 1, 2002.
4.	11(6)	Form of Subscription Agreement to Employee Stock Purchase Agreement.
10.	2(3)	Trademark Agency Agreement with UMAREX dated March 11, 2000.
10.	3(3)	Agreement with Walther/ UMAREX dated August 1, 1999.
10.	5(3)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.
10.	6(3)	Executive Employment Agreement with Robert L. Scott dated May 11, 2001.
10.	12(3)	Agreement with Western Mass Electric dated July 6, 1998.
10.	13(3)	Agreement with Western Mass Electric dated December 18, 2000.
10.	14(3)	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.
10.	15(3)	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.
10.	18(3)	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.
10.	19(3)	Promissory Note & Loan Agreement with Smith & Wesson Corp. dated May 15, 2001.
10.	20(4)	Security Agreement with Smith & Wesson Corp. dated May 15, 2001.
10.	22(4)	Master Supply Agreement with Remington Arms dated August 1, 2001.
10.	23(5)	First Amendment to Promissory Note and Loan Agreement with Smith & Wesson Corp. dated November 2, 2001.
10.	24(8)	Commercial Promissory Note with Banknorth, N.A. dated March 28, 2002.
10.	25(8)	Loan Agreement with Banknorth, N.A. dated March 28, 2002.
10.	26(8)	Guaranty to Banknorth, N.A. dated March 28, 2002.
10.	27(8)	Guaranty from Smith & Wesson Corp. to Banknorth, N.A. dated March 28, 2002.
10.	28(8)	Solvency Certificate to Banknorth, N.A. dated March 28, 2002.
10.	29(8)	First Modification to Loan and Security Agreement and Revolving Line of Credit Note with Banknorth, N.A. dated March 28, 2002.

Exhibit
No.		Description

10.	30(8)	Form of Wholesale Sporting Goods Distributor Agreement.
10.	31(8)	Form of Wholesale Law Enforcement Distributor Agreement.
10.	32(8)	Form of Law Enforcement Dealer Agreement.
10.	33(9)	Executive Employment Agreement of Roy Cuny.
10.	34(10)	Purchase and Sale Agreement with Springfield Redevelopment Authority.
10.	35(10)	Environmental Agreement with Springfield Redevelopment Authority.
10.	36(10)	Promissory Note from Springfield Redevelopment Authority.
10.	37(10)	Severance Agreement with Mitchell A. Saltz
10.	38(10)	Severance Agreement with Sherry Noreen
10.	39(10)	Severance Agreement with Colton Melby
21.	1(10)	Subsidiaries of the Company.
23.	1(10)	Consent of PricewaterhouseCoopers LLP.
24.	1	Power of Attorney (see signature page of this Annual Report on Form 10-KSB).
31.	1(10)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
31.	2(10)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer
32.	1(10)	Section 1350 Certification of Principal Executive Officer
32.	2(10)	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on May 29, 2001.

(3)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(4)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on March 18, 2002.

(8)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on July 29, 2002.

(9)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 16, 2002.

(10)	Filed herewith.