Form 10QSB/A
period 2002-07-31
SMITH & WESSON HOLDING CORP
filed 2004-01-09
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2002

Commission File No. 001-31552

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)
14500 North Northsight, Suite 116 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Issuer’s telephone number, including area code:

(480) 949-9700

Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of January 7, 2004

Common stock, $0.001 par value	30,761,380

The issuer is not using the Transitional Small Business Disclosure format.

EXPLANATORY NOTE

      This amendment on Form 10-QSB/ A (i) summarizes the impact and effect of the restatement of our previously filed fiscal year 2002 financial statements and the effects of that restatement for the quarters ended July 31, 2002 and 2001, (ii) identifies certain recent events and (iii) amends Items 1 and 2 of Part I, and Item 6 of Part II of the Quarterly Report of Smith & Wesson Holding Corporation (the “Company”) on Form 10-QSB previously filed for the quarter ended July 31, 2002. The restatement of our previously filed fiscal year 2002 financial statements is set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003.

      This amendment on Form 10-QSB/ A for the fiscal quarters ended July 31, 2002 and 2001 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 9 to the Consolidated Financial Statements for Smith & Wesson Holding Corporation and Subsidiaries included in Part I — Item 1. No other information contained in the Company’s Form 10-QSB for the quarter ended July 31, 2002 has been updated or amended.

PART I: FINANCIAL INFORMATION
The Restatement
Recent Developments
Item 1: Financial Statements
SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS as of:
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
SMITH & WESSON HOLDING CORPORATION and Subsidiaries CONSOLIDATED FINANCIAL STATEMENTS For the Three Months Ended July 31, 2002 and 2001
CONSOLIDATED UNAUDITED BALANCE SHEET -- July 31, 2002
CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
CONSOLIDATED UNAUDITED BALANCE SHEET -- July 31, 2001
CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
SMITH & WESSON CORP and Subsidiary CONSOLIDATED BALANCE SHEET -- April 28, 2001
SMITH & WESSON CORP and Subsidiary CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2: Management’s Discussion and Analysis or Plan of Operations
PART II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION
The Restatement	3
Recent Developments	10
Item 1. Financial Statements
Smith & Wesson Holding Corporation and Subsidiaries
Consolidated Balance Sheets at July 31, 2002; April 30, 2002, July 31, 2001 and April 30, 2001 (Saf-T-Hammer Corporation)	11
Consolidated Statements of Operations for the three months ended July 31, 2002 and 2001	12
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended July 31, 2002 and July 31, 2001	13
Consolidated Statements of Cash Flows for the three month periods ended July 31, 2002 and 2001	14
Notes to Consolidated Financial Statements	15
The financial statements of Smith & Wesson Corp. are presented as of April 28, 2001 and for the thirteen day period ended May 11, 2001. They are presented for Smith & Wesson Corp. (SW) as predecessor to Smith & Wesson Holding Corporation. The Company has previously filed, on Form 8K/A dated July 30, 2001, Balance Sheet of the predecessor SW as of April 28, 2001 from which the accompanying Balance Sheet has been derived. SW was acquired by the Company on May 11, 2001.
The Company has previously filed, on Form 10-KSB dated December 18, 2003, the accompanying Consolidated Statements of Operations, Changes in Stockholder’s Equity and Cash Flows (the “Statements”). These Statements have been prepared without audit and have not been reviewed by independent accountants; however, the Company believes that all adjustments, which include only normal recurring adjustments necessary to fairly present SW’s results of operations, changes in stockholder’s equity and cash flows for the thirteen day period, have been included. All significant intercompany transactions have been eliminated.

Smith & Wesson Corp. and Subsidiary (the Predecessor)
Consolidated Balance Sheet at April 28, 2001	43
Consolidated Statements of Operations for the thirteen day period ended May 11, 2001	44
Consolidated Statements of Changes in Stockholder’s Equity for the thirteen day period ended May 11, 2001	45
Consolidated Statements of Cash Flows for the thirteen day period ended May 11, 2001	46
Notes to Consolidated Financial Statements	47
Item 2: Management’s Discussion and Analysis or Plan of Operations	57
PART II: OTHER INFORMATION
Item 6. Exhibits And Reports On Form 8-K	65

PART I:     FINANCIAL INFORMATION

The Restatement

Overview

      On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/ A, we are restating our previously filed financial statements for each of the three month periods ended July 31, 2002 and July 31, 2001 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to S&W’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to S&W’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the quarters ended July 31, 2002 and July 31, 2001 are described within each subsection below:

Net Sales and Cost of Sales

      We have restated our fiscal year 2002 financial statements to increase net product sales by $2.8 million and increase cost of sales by $3.8 million. Included in the $2.8 million net product sales increase was $1.2 million to reverse a sales return recorded in error. The sales return related to a pre-acquisition sale by Smith & Wesson Corp., for which no reserve for returns had been established. Accordingly, upon return of the product, we now believe the returned goods should have been recorded as an increase in inventory of $1.2 million and as a reduction to acquired receivables of $1.2 million. As such, we restated our 2002 financial statements to increase net product sales by $1.2 million and increase cost of sales by $1.2 million. We also restated our fiscal year 2002 financial statements to increase net product sales by $1.6 million, increase marketing and selling expense by $0.7 million for cooperative advertising and distributor incentives, increase cost of goods sold by $0.8 million for the cost of freight and $0.1 million used to fund industry programs. These three costs had incorrectly been reported as reductions of sales. We also restated to increase cost of sales by $0.4 million for inventory and equipment write-offs, decrease cost of goods sold by $0.3 million for depreciation expense which was overstated as a result of errors in the S&W purchase accounting and to increase cost of goods sold by $1.6 million for adjustments to product liability reserves.

      The effect of these adjustments on our quarterly financial statements for the three months ended July 31, 2001 is to increase net product sales by $0.3 million and increase cost of sales by $1.4 million for the $1.0 million product liability adjustment and the $0.4 million inventory write-off. We are also restating our financial statements for the three months ended July 31, 2002, to increase net product sales by $0.7 million, increase marketing and selling expense by $0.4 million for cooperative advertising and distributor incentives, and increase cost of goods sold by $0.2 million for an increase in cost of freight of $0.3 million less a decrease of $0.1 million in depreciation expense.

Product Liability and Environmental Expenses

      We restated our fiscal year 2002 financial statements to record additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements were restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

      The effect of these adjustments for the three months ended July 31, 2001, is to increase cost of goods sold by $1.0 million for product liability expense for the portion of the $1.6 million attributable to this three month period and increase environmental expense by $2.5 million.

Melby Financing; Interest Expense and Compensation Expense Adjustments

      We determined that there were errors in the accounting for a $5 million debt financing, known as the Melby financing, provided to us by Colton R. Melby to finance part of the acquisition of Smith & Wesson Corp. As a result of this loan and the related stock warrants issued, we originally recorded approximately $5,008,500 in expense consisting of $5,000,000 in interest expense, $6,000 in depreciation expense and $2,500 in office supplies expense in fiscal year 2002. We have now determined that under GAAP we should have recorded aggregate expense of $4,541,500 consisting of $2,567,166 in interest expense for amortization of debt discount related to the warrants; $827,414 in interest expense for amortization of debt issue costs arising from the consideration paid to the parties who assisted in arranging the financing (the finders); a loss on early extinguishment of the note payable of $294,420 charged to interest expense; interest expense of $185,000 resulting from settlement of the finders’ liability and compensation expense of $667,500 to a finder related to his employment by us. The net result of these transactions is that the previously reported pre-tax loss for the fiscal year ended April 30, 2002 was overstated by $467,000. Our fiscal year 2002 financial statements were restated accordingly, to decrease interest expense by $1,126,000, decrease depreciation expense by $6,000, decrease supplies expense by $2,500 and increase general and administrative expense by $667,500 for compensation expense.

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

      During the three months ended July 31, 2001, we should have recorded interest expense of $1,012,664 for the accretion of debt discount related to the Melby and Melby affiliate warrants.

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

      For the three months ended July 31, 2001, we should have recorded interest expense of $244,056 relating to the finders’ warrants.

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

      Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended July 31, 2001. The difference between the market value and the initial value of the 500,000 shares due to one of the finders as of July 31, 2001 results in recognizing $125,000 as interest expense. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht as of July 31, 2001 results in recognizing $125,000 as compensation expense.

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

	Previously Reported		Restated as of
	as of May 11, 2001	Change	May 11, 2001

Deferred Tax Liabilities	$(10,547,329)	$3,134,816	$(7,412,513)
Deferred Tax Assets	8,000,000	9,648,372	17,648,372

Net Deferred Tax Asset/(Liability) before Valuation Allowance	(2,547,329)	12,783,188	10,235,859
Less: Valuation Allowance	(8,000,000)	(2,235,859)	(10,235,859)

Net Deferred Tax Asset/(Liability) at Opening Balance Sheet date	$(10,547,329)	$10,547,329	$0

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

      The impact for the quarter ended July 31, 2001 was to increase income tax expense by $142,649 to eliminate the previously reported benefit from income tax of $125,000 and record income tax expense of $17,649.

Other Items

      We also restated our fiscal year 2002 financial statements to record the following adjustments that resulted in the changes set forth in the table above:

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

Adjustments to General and Administrative Expenses

      We also restated our fiscal year 2002 financial statements to record $1,232,634 of additional costs and expenses related to reserves for self-insured medical costs, unemployment insurance, workers’ compensation reserves, and legal services that were previously accounted for as purchase adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. and which we now believe under GAAP should have been expensed in fiscal year 2002. These adjustments increased our previously reported pre-tax loss for fiscal year 2002. A summary of the items comprising the $1,232,634 is presented below:

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

      For the three months ended July 31, 2001, we should have recorded a total of $450,000. These expenses are comprised of $175,000 for an increase in our workers’ compensation reserve and acquisition related Directors and Officers insurance and $275,000 for additional accounting and legal costs.

Other Income/Expense

      We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinquishment of debt of $187,834 offset by other income including approximately $61,000 of income from the Walther U.S.A. joint venture.

      For the three months ended July 31, 2001, we should have recorded other income of $119,604 comprised of $129,017 for other expenses related to the Walther joint venture and interest income of $248,621.

Summary of Restatement Adjustments

      The aggregate impact to our fiscal year statement of operations of the adjustments described above is to increase our previously reported 2002 net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our pre-tax net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002

	As Previously
	Reported	Net Change	Restated

	(In millions, except per share data)
Net Product Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	(3.8)	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	(5.6)	23.3
Interest Expense, net	8.5	1.3	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share
Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

      The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended July 31, 2001, is to increase our previously reported pre-tax loss by $3,349,153 to $9,594,463. Additionally, the restatement had minor effects on our financial statements for the three months ended July 31, 2002 resulting in a decrease of our pre-tax loss for that period of $176,332 to $96,581. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended July 31, 2002			Three Months Ended July 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$20.6	$0.7	$21.3	$11.2	$0.3	$11.5
Cost of Sales	15.2	0.2	15.4	10.8	1.4	12.2
License income, net	0.3	0.0	0.3	0.3	0.0	0.3
Expenses, including operating expense and other income and expense	5.0	0.4	5.4	4.0	3.0	7.0
Interest Expense, net	0.9	0.0	0.9	3.0	(0.6)	2.4
Income Taxes	(0.0)	0.0	0.0	(0.1)	0.1	0.0
Net (loss) (increase) decrease(*)	$(0.3)	$0.2	$(0.1)	$(6.1)	$(3.6)	$(9.7)
Earnings per share
Basic	$(0.01)	$0.01	$(0.0)	$(0.33)	$(0.17)	$(0.50)
Diluted	$(0.01)	$0.01	$(0.0)	$(0.33)	$(0.17)	$(0.50)

(*)	Amounts do not add due to rounding.

Change from LIFO to FIFO Method

      Our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 incorrectly disclosed that we adopted the first in, first out (FIFO) method of inventory valuation for Smith & Wesson Corp. following our acquisition of Smith & Wesson Corp. on May 11, 2001. We did not adopt the FIFO method of inventory valuation for S&W until the fourth quarter of fiscal year 2002. Our disclosure in our quarterly reports filed on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2002 correctly disclosed that for these quarters, inventory was valued using the last in, first out (LIFO) method. However, following the acquisition of S&W on May 11, 2001, we failed to record adjustments during each of the first three quarters of fiscal year 2002 to reflect S&W’s inventory in accordance with the LIFO method of inventory accounting. The result was that the cost of sales amounts reported in our previously filed 2002 quarterly financial statements were equivalent to a FIFO basis. S&W changed to the FIFO method of accounting during the fourth quarter of fiscal year 2002.

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the three months ended July 31, 2001 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

Amendments to Prior Filings

      On December 18, 2003, we filed our annual report for the year ended April 30, 2003 on Form 10-KSB. This annual report includes our restated consolidated financial statements for the year ended April 30, 2002.

      This quarterly report on Form 10-QSB/ A includes our restated consolidated financial statements for the quarters ended July 31, 2002 and 2001. We have not amended our 2001 previously-filed report on Form 10-QSB. We expect to amend our other 2002 and 2003 quarterly reports previously filed on Form 10-QSB by filing amendments with the SEC early in calendar year 2004.

      Accordingly, the consolidated financial statements and related consolidated financial information contained in the annual report for fiscal year 2002 and quarterly reports for fiscal years 2002 and 2003 should no longer be relied upon.

Recent Developments

American Stock Exchange Listing Status

      On September 11, 2003, we received notice from the American Stock Exchange staff indicating that we are not in compliance with the American Stock Exchange’s continued listing standards due to our inability to file with the SEC in a timely manner our Form 10-KSB for the fiscal year ended April 30, 2003, as required under the rules of the American Stock Exchange. On September 25, 2003, we submitted a plan of compliance to the American Stock Exchange. The staff of the American Stock Exchange accepted our plan on October 17, 2003, and it granted us an extension of time to regain compliance with the continued listing standards.

      Because we were not able to file our Form 10-KSB by October 24, 2003, the date specified in our original plan to the Exchange, we requested the opportunity to submit a revised plan to the staff of the American Stock Exchange. Under this revised plan submitted to and accepted by the Exchange on November 25, 2003 and as further amended on December 12, 2003 and on December 31, 2003, we are filing our quarterly reports for the first and second quarters of fiscal year 2004 and amending our quarterly reports for the first and second quarters of fiscal year 2003 as of the date of this filing, January 9, 2004. We will continue to be subject to periodic review by the staff of the American Stock Exchange. If we fail to make progress consistent with the revised plan or fail to regain compliance with the continued listing standards, we may be delisted from the American Stock Exchange.

SEC Investigation

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

Item 1:	Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS as of:

	Restated		Restated	Saf-T-Hammer
	(Note 9)		(Note 9)	Corporation
	July 31, 2002	April 30, 2002	July 31, 2001	April 30, 2001

	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,969,016	$20,012,491	$26,141,271	$69,110
Marketable securities	1,527,297	1,003,159	—	—
Accounts receivable, net of allowance for doubtful accounts of $109,302 on July 31, 2002, $100,566 on April 30, 2002, $148,300 on July 31, 2001 and $0 on April 30, 2001	10,233,975	12,099,436	6,211,175	3,904
Inventories	18,676,303	19,354,781	22,394,716	21,780
Other current assets	4,055,580	1,447,143	3,718,476	194,832
Income tax receivable	203,413	211,803	—	—
Due from Tomkins Corporation	—	—	2,699,500	—
Due from Walther USA, LLC, net	—	—	517,297	—

Total current assets	48,665,584	54,128,813	61,682,435	289,626

Property, plant and equipment, net	4,635,832	4,199,207	2,163,522	31,752
Intangibles, net	983,972	986,408	794,685	—
Collateralized cash deposits	21,360,175	21,227,025	6,201,571	—
Other assets	15,996,000	15,903,400	13,991,700	—

	$91,641,563	$96,444,853	$84,833,913	$321,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,589,831	$6,955,136	$3,824,183	$693,978
Accrued expenses	7,146,257	7,999,450	7,229,364	—
Accrued payroll	2,424,518	3,135,117	2,439,471	—
Accrued taxes other than income	1,653,335	1,755,859	1,224,132	—
Accrued income taxes	—	—	24,254	—
Accrued profit sharing	986,914	819,838	—	—
Finders liability	—	—	750,000	—
Deferred revenue	1,625,452	1,597,674	1,636,546	—
Notes payable, related parties net of debt issue costs of $2,432,280 as of July 31, 2001	—	357,425	3,165,145	597,425
Note payable, Tomkins	—	—	10,000,000	—
Note payable, unrelated party net of debt issue costs of $114,000	—	—	—	386,000
Due to Walther USA, LLC, net	454,934	529,353	—	—

Total current liabilities	17,881,241	23,149,852	30,293,095	1,677,403

Notes payable	45,000,000	45,000,000	30,000,000	—

Other non-current liabilities	30,017,862	29,449,775	31,833,955	—

Commitments and contingencies (Note 7)	—	—	—	—
Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized 29,683,613 and 18,881,355 shares issued and outstanding on July 31, 2002 and 2001, respectively, and 29,683,613 and 18,131,355 shares issued and outstanding on April 30, 2002 and 2001, respectively	29,683	29,683	18,881	18,131
Additional paid-in capital	15,751,515	15,751,515	8,574,719	4,786,469
Accumulated (deficit)	(17,050,742)	(16,938,840)	(15,886,737)	(6,160,625)
Accumulated other comprehensive income	12,004	2,868	—	—

Total stockholders’ (deficit)	(1,257,540)	(1,154,774)	(7,293,137)	(1,356,025)

	$91,641,563	$96,444,853	$84,833,913	$321,378

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended:

	Restated (Note 9)	Restated (Note 9)
	July 31, 2002	July 31, 2001

Net product sales	$21,297,348	$11,477,751
License revenue	295,748	$258,817
Cost of goods sold	15,402,155	$12,190,200
Cost of services	22,433	$17,593

Gross profit	6,168,508	(471,225)

Operating expenses:
Research and development, net	201,557	147,723
Selling and marketing	2,608,059	1,603,559
General and administrative	2,773,184	2,732,674
Environmental expense	—	2,500,000

Total operating expenses	5,582,800	6,983,956

Income/(loss) from operations	585,708	(7,455,181)

Other income/(expense):
Other income/(expense)	26,751	(129,017)
Interest income	187,773	248,621
Interest expense	(896,813)	(2,372,886)

	(682,289)	(2,253,282)

(Loss) before income taxes	(96,581)	(9,708,463)
Income tax expense	15,321	17,649

Net (loss)	$(111,902)	$(9,726,112)
Other comprehensive income:
Unrealized gain on marketable securities	9,136	—

Comprehensive (loss)	$(102,766)	$(9,726,112)

Weighted average number of common equivalent shares outstanding, basic	29,683,613	19,096,029

Net income/(loss) per share, basic	$(0.00)	$(0.51)

Weighted average number of common equivalent shares outstanding, diluted	29,683,613	19,096,029

Net income/(loss) per share, diluted	$(0.00)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2002 and 2001 (restated Note 9)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)

Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)		$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000			3,189,000
Exercise of warrants	750,000	750	599,250			600,000
Net (loss) for the three months ended July 31, 2001				(9,726,112)		(9,726,112)
Other comprehensive income					—	—

Balance at July 31, 2001	18,881,355	$18,881	$8,574,719	$(15,886,737)	$—	$(7,293,137)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Net (loss) for the three months ended July 31, 2002				(111,902)		(111,902)
Other comprehensive income					9,136	9,136

Balance at July 31, 2002	29,683,613	$29,683	$15,751,515	$(17,050,742)	$12,004	$(1,257,540)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended:

	Restated	Restated
	(Note 9)	(Note 9)
	July 31, 2002	July 31, 2001

Cash flows (used for) operating activities:
Net (loss)	$(111,902)	$(9,726,112)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	197,842	80,232
Gain on sale of assets	(2,870)	—
Provision for losses on accounts receivable	7,500	6,700
Provision for excess and obsolete inventory	145,610	982,026
Debt discount amortized to interest expense	—	1,126,664
Amortization of debt issue costs to interest expense	—	244,056
Change in valuation of stock to be issued to settle Finder’s liability	—	125,000
Compensation expense settled in stock	—	125,000
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	1,857,961	1,519,546
Inventories	532,868	903,896
Other current assets	(2,608,437)	(2,390,598)
Income tax receivable	8,390	—
Due from Tomkins	—	5,000,000
Due from Walther USA, LLC, net	—	131,687
Other assets	(92,600)	194,832
Increase (decrease) in liabilities:
Accounts payable	(3,365,305)	(2,112)
Accrued expenses	(853,193)	(5,696,969)
Accrued payroll	(710,599)	(1,382,378)
Accrued income taxes	—	24,254
Accrued taxes other than income	(102,524)	(147,818)
Accrued profit sharing	167,076	0
Finders liability	—	750,000
Deferred revenue	27,778	23,839
Due to Walther USA, LLC, net	(74,419)	—
Other non-current liabilities	568,087	7,878,769

Net cash (used for) provided by operating activities	(4,408,737)	(229,486)

Cash flows (used for) investing activities:
Net cash and cash equivalents acquired from business combination	—	48,598,168
Cash portion of acquisition	—	(5,000,000)
Payments to acquire marketable securities	(515,002)	—
Additions to collateralized cash deposits	(133,150)	(1,051,571)
Payments to acquire patents	(40,214)	—
Payments to acquire property and equipment	(588,947)	(594,950)

Net cash (used for) provided by investing activities	(1,277,313)	41,951,647

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	—	(20,000,000)
Proceeds from notes payable, related party	—	5,000,000
Payments on loans and notes payable, related parties	(357,425)	(500,000)
Payments to secure financing	—	(750,000)
Proceeds from exercise of warrants to acquire common stock	—	600,000

Net cash (used for) financing activities	(357,425)	(15,650,000)

Net (decrease) increase in cash and cash equivalents	(6,043,475)	26,072,161
Cash and cash equivalents, beginning of year	20,012,491	69,110

Cash and cash equivalents, end of period	$13,969,016	$26,141,271

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2002 and 2001

Notes to Consolidated Financial Statements

(1) Basis of Presentation:

      The restated consolidated balances sheets as of July 31, 2002 and 2001, the restated consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows statements for the three months ended July 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations changes in stockholder’s equity (deficit) and cash flows at July 31, 2002 and 2001 and for the periods presented, have been included. All significant intercompany transactions have been eliminated.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2003 Annual Report to Shareholders on Form 10-KSB.

(2)	Organization:

Organization

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

      On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation and accordingly the operations of Smith Wesson Corp. are included in these financial statements from the date of acquisition. (See Note 3 “Acquisition of Smith & Wesson Corp.”). Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

Name Change

      At a special meeting held February 14, 2002, and at the recommendation of the Board of Directors, the Company’s shareholders approved a change of the Company’s name to “Smith & Wesson Holding Corporation.”

(3) Acquisition of Smith & Wesson Corp.:

The Acquisition

      Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins and Smith & Wesson Holding Corporation, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15,000,000 (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Melby Loan”) of which was paid at closing in cash;

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year; and

•	A receivable of $464,500 due from Tomkins to the Company.

      The Purchase Price was the result of negotiations between the Company and Tomkins. This acquisition has been accounted for under the purchase method pursuant to APB 16, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:
Cash paid on May 11, 2001	$5,000,000
Note payable, Tomkins, (Acquisition Note)	10,000,000

Total consideration	15,000,000

As of May 11, 2001:
Cash and cash equivalents acquired	$48,598,168
Accounts receivable	7,733,517
Inventory	24,258,858
Collateralized cash deposits	5,150,000
Other current assets	1,976,862
Due from Tomkins Corporation	7,699,500
Property, plant & equipment	1,582,773
Intangibles	828,964
Other long-term assets	13,991,700

$111,820,342

Liabilities assumed:
Accounts payable and accrued expenses	$21,252,449
Deferred revenue	1,612,707
Other non-current liabilities	23,955,186
Note payable, Tomkins	50,000,000

96,820,342

Net assets acquired	$15,000,000

Acquisition Note

      Pursuant to the Acquisition Agreement, the Company issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson. This note was due on May 11, 2002, was uncollateralized and bore interest at 9% per annum. During March 2002, the Company obtained a bank loan and paid off the entire balance.

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

(d) Until the payment of $10 million under the Acquisition Note owed by the Parent to Tomkins, the Company shall not, either directly or indirectly, incur, assume guaranty, or otherwise become liable to any indebtedness, except in the ordinary course of business or to refinance the unpaid balance of the Tomkins Note.

(e) Smith & Wesson shall not liquidate, wind-up or dissolve any business assets, including tangible and intangible assets; and

(f) In the event of default by Smith & Wesson on the Tomkins Note, the Tomkins Note shall be accelerated and become due and payable in full immediately. In addition, any change in control of the Company or Smith & Wesson, will accelerate the Tomkins Note and will become due and payable in full immediately.

The Melby Loan

      The Company obtained financing in the amount of $5 million from an individual, pursuant to a Promissory Note & Loan Agreement dated May 6, 2001 between the Company and this individual (the “Melby Note”). Interest accrued on the Melby Note at a rate of 12% per annum and until maturity on May 15, 2002. During March 2002, the Company obtained a bank loan (See below) and paid off the entire balance. Pursuant to the terms of the Melby Note, the Company prepaid the annual interest of $600,000 at a rate of 12% on May 14, 2001. Related to this loan, the Company also granted warrants, to purchase in aggregate, approximately 8.7 million shares of common stock at exercise prices ranging from $0.40 per share to $2.00 per share.

      As mentioned above, in consideration for making this loan to the Company, the Company issued to Colton Melby, formerly the President and Chief Operating Officer and currently a Director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allowed Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant was exercisable immediately and would have expired six years from the date of issuance. Also in consideration for the Note, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allowed each holder to purchase up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants were exercisable immediately and would have expired one year from the date of issuance. As a portion of a finder’s fee for arranging the Melby Note, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants would have expired two years from the date of issuance and allowed each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of these Warrants.

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

(4) Summary of Significant Accounting Policies:

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc., Smith & Wesson, Inc. and Lost Coast Ventures, Inc. (Inactive). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

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

Fair Value of Financial Instruments

      Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Revenue Recognition

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

      The Company recognizes trademark licensing revenue on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues are comprised of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Any amounts in excess of costs are deferred and amortized over the life of the agreement. Due to a combination of uncertain factors regarding existing licensees and past payment performance of licensees in general, the Company believes that reasonable assurance of collectibility does not currently exist. Therefore, the Company does not initially recognize minimum royalty payments, but instead, records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for “uncollectible minimum royalties” cannot reasonably be estimated.

Segment Information

      The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. At the present time, the Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. For each of the three months ended July 31, 2002 and 2001, there have been no material foreign operations.

Net Earnings (Loss) Per Share

      Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Stock Options

      As described in Note 8, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements except in the event where options are granted to consultants at below market exercise prices.

      The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the Three Months Ended
	July 31,

	2002	2001

Net (loss) — as reported	$(111,902)	$(9,726,112)
Common stock issued in exchange for services	—	125,000
Compensation expense, as determined under the Black Scholes option pricing model	(186,049)	(125,000)
Net (loss) — proforma	$(297,951)	$(9,726,112)
Basic earnings (loss) per common share:
Net (loss) — as reported	$(0.00)	$(0.51)
Net (loss) — proforma	$(0.01)	$(0.51)
Diluted earnings (loss) per common share:
Net (loss) — as reported	$(0.00)	$(0.51)
Net (loss) — proforma	$(0.01)	$(0.51)

Product Liability

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

Environmental Liability

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

	Estimated Reserve

Site	July 31, 2002	April 30, 2002

Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,342,000	1,359,000
Tank #15	27,000	27,000
Wildcat	108,000	108,000
Chlorinated Release	298,000	298,000
Academy	444,000	444,000

Total	$4,069,000	$4,086,000

(5) Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the three months ended July 31, 2002 and 2001, advertising expenses amounted to approximately $883,000 and $364,000, respectively.

(6) Self-Insurance Reserves:

      As of July 31, 2002 and 2001, the Company’s subsidiary, Smith & Wesson, had reserves for workers compensation and product liability totaling approximately $10,665,118 and $13,208,265, respectively, of which, $7,765,118 and $11,408,265, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,900,000 and $1,800,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts credited or charged to expense were $(126,402) and $1,283,649 for the three months ended July 31, 2002 and 2001, respectively.

      Following is a summary of the activity in the workers’ compensation and product liability reserves for the three months ended July 31, 2002 and 2001:

	July 31, 2002	July 31, 2001

Beginning Balance	$11,090,125	$12,248,197
Provision, net of reserve adjustments	(126,402)	1,283,649
Payments	(298,605)	(323,581)

Ending balance	$10,665,118	$13,208,265

      It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2002 and 2001, the Company has product liability reserves of approximately $9.5 million and $11.6 million, respectively comprised entirely of expected legal defense costs.

(7) Commitments and Contingencies:

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

      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $904 million at July 31, 2002 are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the three months ended July 31, 2002, the Company paid approximately $247,000 in defense and administrative costs relative to product liability and municipal litigation. In addition, the Company spent $197,500 in aggregate in settlement fees relative to product liability cases.

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

      The Company has reserves of approximately $4.1 million ($4.0 million as non-current) for remediation of the sites referred to above and believes that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable thus making any net present value calculation irrelevant. The Company’s estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts utilizing existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The Company does not have insurance coverage for its environmental remediation costs. The Company has not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained from consultants.

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

(8) Stockholders’ Equity:

Common Stock

      In connection with a portion of the financing used to acquire Smith & Wesson Corp on May 11, 2001, the Melby note, the Company granted 8.7 million warrants, comprised of 7,094,500 to the lender, 900,000 to affiliates of the lender and 709,450 to the finders.

      During the three months ended July 31, 2002 and 2001, warrants were exercised as follows:

      During May 2001, 750,000 warrants were exercised by affiliates of a related party at $0.80 per share for net proceeds of $600,000. These warrants were granted in relation to the financing of the Melby Note (see Note 3).

      The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Three Months Ended July 31, 2002			For the Three Months Ended July 31, 2001

	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Basic (loss) per share	$(111,902)	29,683,613	$(0.00)	$(9,726,112)	19,096,029	$(0.51)
Effect of dilutive stock options	—	—	—	—	—	—

Diluted (loss) per share	$(111,902)	29,683,613	$(0.00)	$(9,726,112)	19,096,029	$(0.51)

      Options and warrants to purchase 12,559,450 and 19,503,950 shares of the Company’s Common Stock were excluded from the July 31, 2002 and 2001 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

Stock Warrants

      The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants during fiscal year 2002.

      In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formally approved by the Board of Directors on April 24, 2001), to Mitchell Saltz, former Chief Executive Officer and a director of the Company and a director of Smith & Wesson (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein. The Saltz Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant.

      In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith and Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formally approved by the Board of Directors on April 24, 2001), to Robert L. Scott, former President and a director of both the Company and Smith & Wesson (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $.89 per share, subject to adjustment as set forth therein. The Scott Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant.

      The following outlines the activity related to the warrants for the period indicated:

	Quarter Ending July 31,		Quarter ending July 31,
	2002		2001

		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Outstanding at the beginning of the quarter	11,159,450	$0.89	11,550,000	$0.83
Outstanding at the end of the quarter	11,009,450	$0.89	19,503,950	$0.71
Granted during the quarter	0	$0.0	8,703,950	$0.49
Exercised during the quarter	0	$0.0	750,000	$0.80
Exercisable at the end of the quarter	11,009,450	$0.89	19,503,950	$0.71
Cancelled / forfeited during the quarter	150,000	$5.00	—	$—
Weighted average remaining life (years)	4.0		4.3

Employee Stock Option and Employee Stock Purchase Plans

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors through its Compensation Committee administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the three months ended July 31, 2002 and 2001, the Company granted no options under the SOP.

      The number and weighted average exercise prices of options granted under the SOP, for the three months ended July 31, 2002 and 2001 are as follows:

For the Three Months Ended July 31,

	2002		2001

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding, beginning of quarter	1,550,000	$0.81	—	—
Granted during the quarter	—	—	—	—
Exercised during the quarter	—	—	—	—
Canceled/forfeited during the quarter	—	—	—	—

Options outstanding, end of quarter	1,550,000	$0.81	—	—

Shares exercisable, end of quarter	—		—

      A summary of stock options outstanding and exercisable at July 31, 2002 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price

Range of Exercise Prices
$0.81 - $0.81	1,550,000	9.51 years	$0.81	—	—

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the three months ended July 31, 2002 and 2001, no shares for either period were purchased under the ESPP out of a total authorized of 10,000,000 shares.

      The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized except in the event where options are granted to consultants at below market exercise prices. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in Note 4 under “Stock Options.”

      For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended July 31, 2002 and 2001 was $0.00 and $0.00, respectively. The weighted-average fair value of ESPP shares granted during three months ended July 31, 2002 and 2001 was $0.73 and $0.00, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Three Months Ended July 31,

	2002	2001

Stock option grants:
Risk-free interest rate	not applicable	not applicable
Expected life	not applicable	not applicable
Expected volatility	not applicable	not applicable
Dividend yield	not applicable	not applicable
Employee Stock Purchase Plan:
Risk-free interest rate	4.84%	not applicable
Expected life	3.2 months	not applicable
Expected volatility	85.7%	not applicable
Dividend yield	0%	not applicable

(9) The Restatement:

Overview

      On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/ A, we are restating our previously filed financial statements for each of the three month periods ended July 31, 2002 and July 31, 2001 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to S&W’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to S&W’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the quarters ended July 31, 2002 and July 31, 2001 are described below:

Net Sales and Cost of Sales

      We have restated our fiscal year 2002 financial statements to increase net product sales by $2.8 million and increase cost of sales by $3.8 million. Included in the $2.8 million net product sales increase was $1.2 million to reverse a sales return recorded in error. The sales return related to a pre-acquisition sale by Smith & Wesson Corp., for which no reserve for returns had been established. Accordingly, upon return of the product, we now believe the returned goods should have been recorded as an increase in inventory of $1.2 million and as a reduction to acquired receivables of $1.2 million. As such, we restated our 2002 financial statements to increase net product sales by $1.2 million and increase cost of sales by $1.2 million. We also restated our fiscal year 2002 financial statements to increase net product sales by $1.6 million, increase marketing and selling expense by $0.7 million for cooperative advertising and distributor incentives, increase cost of goods sold by $0.8 million for the cost of freight and $0.1 million used to fund industry programs. These three costs had incorrectly been reported as reductions of sales. We also restated to increase cost of sales by $0.4 million for inventory and equipment write-offs, decrease cost of goods sold by $0.3 million for depreciation expense which was overstated as a result of errors in the S&W purchase accounting and to increase cost of goods sold by $1.6 million for adjustments to product liability reserves.

      The effect of these adjustments on our quarterly financial statements for the three months ended July 31, 2001 is to increase net product sales by $0.3 million and increase cost of sales by $1.4 million for the $1.0 million product liability adjustment and the $0.4 million inventory write-off. We are also restating our financial statements for the three months ended July 31, 2002, to increase net product sales by $0.7 million, increase marketing and selling expense by $0.4 million for cooperative advertising and distributor incentives, and increase cost of goods sold by $0.2 million for an increase in cost of freight of $0.3 million less a decrease of $0.1 million in depreciation expenses.

Product Liability and Environmental Expenses

      We restated our fiscal year 2002 financial statements to record additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements were restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

      The effect of these adjustments for the three months ended July 31, 2001, is to increase cost of goods sold by $1.0 million for product liability expense for the portion of the $1.6 million attributable to this three month period and increase environmental expense by $2.5 million.

Melby Financing; Interest Expense and Compensation Expense Adjustments

      We determined that there were errors in the accounting for a $5 million debt financing, known as the Melby financing, provided to us by Colton R. Melby to finance part of the acquisition of Smith & Wesson Corp. As a result of this loan and the related stock warrants issued, we originally recorded approximately $5,008,500 in expense consisting of $5,000,000 in interest expense, $6,000 in depreciation expense and $2,500 in office supplies expense in fiscal year 2002. We have now determined that under GAAP we should have recorded aggregate expense of $4,541,500 consisting of $2,567,166 in interest expense for amortization of debt discount related to the warrants; $827,414 in interest expense for amortization of debt issue costs arising from the consideration paid to the parties who assisted in arranging the financing (the finders); a loss on early extinguishment of the note payable of $294,420 charged to interest expense; interest expense of $185,000 resulting from settlement of the finders’ liability and compensation expense of $667,500 to a finder related to his employment by us. The net result of these transactions is that the previously reported pre-tax loss for the fiscal year ended April 30, 2002 was overstated by $467,000. Our fiscal year 2002 financial statements were restated accordingly, to decrease interest expense by $1,126,000, decrease depreciation expense by $6,000, decrease supplies expense by $2,500 and increase general and administrative expense by $667,500 for compensation expense.

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

      During the three months ended July 31, 2001, we should have recorded interest expense of $1,012,664 for the accretion of debt discount related to the Melby and Melby affiliate warrants.

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

      For the three months ended July 31, 2001, we should have recorded interest expense of $244,056 relating to the finders’ warrants.

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

      Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended July 31, 2001. The difference between the market value and the initial value of the 500,000 shares due to one of the finders as of July 31, 2001 results in recognizing $125,000 as interest expense. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht as of July 31, 2001 results in recognizing $125,000 as compensation expense.

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

	Previously Reported
	as of		Restated as of
	May 11, 2001	Change	May 11, 2001

Deferred Tax Liabilities	$(10,547,329)	$3,134,816	$(7,412,513)
Deferred Tax Assets	8,000,000	9,648,372	17,648,372

Net Deferred Tax Asset/(Liability) before Valuation Allowance	(2,547,329)	12,783,188	10,235,859
Less: Valuation Allowance	(8,000,000)	(2,235,859)	(10,235,859)

Net Deferred Tax Asset/(Liability) at Opening Balance Sheet date	$(10,547,329)	$10,547,329	$0

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

      The impact for the quarter ended July 31, 2001 was to increase income tax expense by $142,649 to eliminate the previously reported benefit from income tax of $125,000 and record income tax expense of $17,649.

Other Items

      We also restated our fiscal year 2002 financial statements to record the following adjustments that resulted in the changes set forth in the table above:

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

Adjustments to General and Administrative Expenses

      We also restated our fiscal year 2002 financial statements to record $1,232,634 of additional costs and expenses related to reserves for self-insured medical costs, unemployment insurance, workers’ compensation reserves, and legal services that were previously accounted for as purchase adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. and which we now believe under GAAP should have been expensed in fiscal year 2002. These adjustments increased our previously reported pre-tax loss for fiscal year 2002. A summary of the items comprising the $1,232,634 is presented below:

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

      For the three months ended July 31, 2001, we should have recorded a total of $450,000. These expenses are comprised of $175,000 for an increase in our workers’ compensation reserve and acquisition related Directors and Officers insurance and $275,000 for additional accounting and legal costs.

Other Income/Expense

      We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of debt of $187,834 offset by other income including approximately $61,000 of income from the Walther U.S.A. joint venture.

      For the three months ended July 31, 2001, we should have recorded other income of $119,604 comprised of $129,017 for other expenses related to the Walther joint venture and interest income of $248,621.

Summary of Restatement Adjustments

      The aggregate impact to our fiscal year statement of operations of the adjustments described above is to increase our previously reported 2002 pre-tax net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002

	As Previously
	Reported	Net Change	Restated

	(In millions, except per share data)
Net Product Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	(3.8)	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	(5.6)	23.3
Interest Expense, net	8.5	1.3	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share
Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

      The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended July 31, 2001, is to increase our previously reported pre-tax loss by $3,463,153 to $9,708,463. Additionally, the restatement had minor effects on our financial statements for the three months ended July 31, 2002 resulting in a decrease of our pre-tax loss for that period of $182,517 to $96,581. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended			Three Months Ended
	July 31, 2002			July 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$20.6	$0.7	$21.3	$11.2	$0.3	$11.5
Cost of Sales	15.2	0.2	15.4	10.8	1.4	12.2
License income, net	0.3	0.0	0.3	0.3	0.0	0.3
Expenses, including operating expense and other income and expense	5.0	0.4	5.4	4.0	3.0	7.0
Interest Expense, net	0.9	0.0	0.9	3.0	(0.7)	2.3
Income Taxes	(0.0)	0.0	0.0	(0.1)	0.1	0.0
Net (loss) (increase) decrease	$(0.3)*	$0.2 *	$(0.1)	$(6.1)*	$(3.5)	$(9.6)*
Earnings per share
Basic	$(0.01)	$0.01	$(0.0)	$(0.33)	$(0.17)	$(0.50)
Diluted	$(0.01)	$0.01	$(0.0)	$(0.33)	$(0.17)	$(0.50)

(*)	Amounts do not add due to rounding

Change from LIFO to FIFO Method

      Our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 incorrectly disclosed that we adopted the first in, first out (FIFO) method of inventory valuation for Smith & Wesson Corp. following our acquisition of Smith & Wesson Corp. on May 11, 2001. We did not adopt the FIFO method of inventory valuation for S&W until the fourth quarter of fiscal year 2002. Our disclosure in our quarterly reports filed on Form 10-QSB for the quarters ended October 31, 2001 and January 31, 2002 correctly disclosed that for these quarters, inventory was valued using the last in, first out (LIFO) method. However, following the acquisition of S&W on May 11, 2001, we failed to record adjustments during each of the first three quarters of fiscal year 2002 to reflect S&W’s inventory in accordance with the LIFO method of inventory accounting. The result was that the cost of sales amounts reported in our previously filed 2002 quarterly financial statements were equivalent to a FIFO basis. S&W changed to the FIFO method of accounting during the fourth quarter of fiscal year 2002.

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the three months ended July 31, 2001 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

Effect of Restatement on Balance Sheet Items

      The restatement matters described above have the principal effect of reducing property, plant and equipment by approximately $3.5 million, intangible assets by approximately $2.4 million, and equity of the Company by approximately $5.9 million. Also, total liabilities increased by $14.9 million, and assets other than property, plant and equipment and intangible assets increased by $14.9 million.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — July 31, 2002

	As Previously
	Reported	Net Change	Restated

ASSETS
Current assets:
Cash and cash equivalents	$11,176,617	$2,792,399	$13,969,016
Marketable securities	4,680,071	(3,152,774)	1,527,297
Accounts receivable, net of allowance for doubtful accounts of $109,302	9,936,907	297,068	10,233,975
Inventories	18,688,304	(12,001)	18,676,303
Other current assets	5,319,633	(1,264,053)	4,055,580
Income tax receivable	211,803	(8,390)	203,413

Total current assets	50,013,335	(1,347,751)	48,665,584

Property, plant and equipment, net	8,092,653	(3,456,821)	4,635,832
Intangibles, net	3,372,567	(2,388,595)	983,972
Collateralized cash deposits	21,000,000	360,175	21,360,175
Other assets	—	15,996,000	15,996,000

	$82,478,555	$9,163,008	$91,641,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,969,756	$(16,379,925)	$3,589,831
Accrued expenses	—	7,146,257	7,146,257
Accrued payroll	—	2,424,518	2,424,518
Accrued taxes other than income	—	1,653,335	1,653,335
Accrued profit sharing	—	986,914	986,914
Deferred revenue	1,626,784	(1,332)	1,625,452
Due to Walther USA, LLC, net	514,291	(59,357)	454,934

Total current liabilities	22,110,831	(4,229,590)	17,881,241

Notes payable	45,000,000	—	45,000,000

Other non-current liabilities	10,735,221	19,282,641	30,017,862

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 29,683,613 shares issued and outstanding	27,552	2,131	29,683
Additional paid-in capital	16,514,646	(763,131)	15,751,515
Accumulated (deficit)	(11,909,695)	(5,141,047)	(17,050,742)
Accumulated other comprehensive income	—	12,004	12,004

Total stockholders’ equity (deficit)	4,632,503	(5,890,043)	(1,257,540)

	$82,478,555	$9,163,008	$91,641,563

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended:
July 31, 2002

	As Previously
	Reported	Net Change	Restated

Net sales	$20,558,762	$738,586	$21,297,348
License revenue	275,061	20,687	295,748
Cost of goods sold	15,199,274	202,881	15,402,155
Cost of services	—	22,433	22,433

Gross profit	5,634,549	533,959	6,168,508

Operating expenses:
Research and development, net	195,369	6,188	201,557
Selling and marketing	2,278,284	329,775	2,608,059
General and administrative	2,753,841	19,343	2,773,184

Total operating expenses	5,227,494	355,306	5,582,800

Income from operations	407,055	178,653	585,708

Other income/(expense):
Other income	—	26,751	26,751
Interest income	210,660	(22,887)	187,773
Interest expense	(896,813)	—	(896,813)

	(686,153)	3,864	(682,289)

(Loss) before income taxes	(279,098)	182,517	(96,581)
Income tax expense	7,142	8,179	15,321

Net (loss)	$(286,240)	$174,338	$(111,902)
Other comprehensive income:
Unrealized gain on marketable securities	—	9,136	9,136

Comprehensive income/(loss)	$(286,240)	$183,474	$(102,766)

Weighted average number of common equivalent shares outstanding, basic	29,683,613	29,683,613	29,683,613

Net (loss) per share, basic	$(0.01)	$0.01	$(0.00)

Weighted average number of common equivalent shares outstanding, diluted	29,683,613	29,683,613	29,683,613

Net (loss) per share, diluted	$(0.01)	$0.01	$(0.00)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2002

	As Previously Reported

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at April 30, 2002	29,683,613	27,552	16,514,646	(11,623,455)	—	4,918,743
Net (loss)for the three month period ended July 31, 2002				(286,240)	—	(286,240)
Other comprehensive income				—	—	—

Balance at July 31, 2002	29,683,613	$27,552	$16,514,646	$(11,909,695)	$—	$4,632,503

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Restated

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Net (loss)for the three month period ended July 31, 2002				(111,902)		(111,902)
Other comprehensive income					9,136	9,136

Balance at July 31, 2002	29,683,613	$29,683	$15,751,515	$(17,050,742)	$12,004	$(1,257,540)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Three Months ended:
July 31, 2002

	As Previously
	Reported	Net Change	Restated

Cash flows (used for) operating activities
Net (loss)	$(286,240)	$174,338	$(111,902)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	396,840	(198,998)	197,842
Gain on sale of assets	—	(2,870)	(2,870)
Provision for losses on accounts receivable	—	7,500	7,500
Provision for excess and obsolete inventory	—	145,610	145,610
Changes in operating assets and liabilities (increase) decrease in assets and liabilities
Accounts receivable	1,991,858	(133,897)	1,857,961
Inventories	676,771	(143,903)	532,868
Other current assets	(2,735,441)	127,004	(2,608,437)
Income tax receivable	—	8,390	8,390
Other assets	—	(92,600)	(92,600)
Increase (decrease) in liabilities:
Accounts payable	(4,125,270)	759,965	(3,365,305)
Accrued payroll	—	(710,599)	(710,599)
Accrued profit sharing	—	167,076	167,076
Accrued taxes other than income	—	(102,524)	(102,524)
Other accrued expenses	—	(853,193)	(853,193)
Other non-current liabilities	—	568,087	568,087
Deferred revenue	29,111	(1,333)	27,778
Due from Walther USA, LLC, net	—	(74,419)	(74,419)

Net cash (used for) operating activities	(4,052,371)	(356,366)	(4,408,737)

Cash flows (used for) provided by investing activities:
Payments to acquire marketable securities	—	(515,002)	(515,002)
Proceeds from sale or maturity of marketable securities	2,859,203	(2,859,203)	—
Additions to collateralized cash deposits	—	(133,150)	(133,150)
Payments to acquire patents	(39,364)	(850)	(40,214)
Payments to acquire property and equipment	(936,827)	347,880	(588,947)

Net cash (used for) provided by investing activities	1,883,012	(3,160,325)	(1,277,313)

Cash flows used for financing activities:
Payments on loans and notes payable, related parties	(357,425)	—	(357,425)

Net cash used for financing activities	(357,425)	—	(357,425)

Net (decrease) increase in cash and cash equivalents	(2,526,784)	(3,516,691)	(6,043,475)
Cash and cash equivalents, beginning of year	13,703,401	6,309,090	20,012,491

Cash and cash equivalents, end of period	$11,176,617	$2,792,399	$13,969,016

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — July 31, 2001

	As Previously
	Reported	Net Change	Restated

ASSETS
Current assets:
Cash and cash equivalents	$27,057,426	$(916,155)	$26,141,271
Accounts receivable, net of allowance for doubtful accounts of $148,300	4,756,598	1,454,577	6,211,175
Inventories	22,794,520	(399,804)	22,394,716
Other current assets	10,232,552	(6,514,076)	3,718,476
Due from Tomkins Corporation	2,699,500	—	2,699,500
Due from Walther USA, LLC, net	—	517,297	517,297

Total current assets	67,540,596	(5,858,161)	61,682,435

Property, plant and equipment, net	8,604,689	(6,441,167)	2,163,522
Intangibles, net	4,893,019	(4,098,334)	794,685
Collateralized cash deposits	—	6,201,571	6,201,571
Other assets	5,372	13,986,328	13,991,700

	$81,043,676	$3,790,237	$84,833,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,110,894	(15,286,711)	$3,824,183
Accrued expenses	—	7,229,364	7,229,364
Accrued payroll	—	2,439,471	2,439,471
Accrued taxes other than income	—	1,224,132	1,224,132
Accrued income taxes	—	24,254	24,254
Finders liability	—	750,000	750,000
Deferred revenue	237,878	1,398,668	1,636,546
Note payable, related parties, net of debt issue costs of $2,432,280	2,000,000	1,165,145	3,165,145
Note payable, Tomkins	10,000,000	—	10,000,000

Total current liabilities	31,348,772	(1,055,677)	30,293,095

Notes payable	30,000,000	—	30,000,000

Deferred taxes	10,422,329	(10,422,329)	—

Other non-current liabilities	11,164,911	20,669,044	31,833,955

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 18,881,355 shares issued and outstanding	16,327	2,554	18,881
Additional paid-in capital	9,770,974	(1,196,255)	8,574,719
Accumulated (deficit)	(11,679,637)	(4,207,100)	(15,886,737)
Accumulated other comprehensive income	—	—	—

Total stockholders’ equity (deficit)	(1,892,336)	(5,400,801)	(7,293,137)

	$81,043,676	$3,790,237	$84,833,913

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended:
July 31, 2001

	As Previously
	Reported	Net Change	Restated

Net product sales	$11,236,069	$241,682	$11,477,751
License revenue	258,817	—	258,817
Cost of goods sold	10,824,483	1,365,717	12,190,200
Cost of services	—	17,593	17,593

Gross profit	670,403	(1,141,628)	(471,225)

Operating expenses:
Research and development, net	143,677	4,046	147,723
Selling and marketing	1,456,171	147,388	1,603,559
General and administrative	2,616,936	115,738	2,732,674
Environmental expense	—	2,500,000	2,500,000

Total operating expenses	4,216,784	2,767,172	6,983,956

(Loss) from operations	(3,546,381)	(3,908,800)	(7,455,181)

Other income/(expense):
Other (expense)	—	(129,017)	(129,017)
Interest income	258,008	(9,387)	248,621
Interest expense	(2,956,937)	584,051	(2,372,886)

	(2,698,929)	445,647	(2,253,282)

(Loss) before income taxes	(6,245,310)	(3,463,153)	(9,708,463)
Income tax (benefit) expense	(125,000)	142,649	17,649

Net (loss)	$(6,120,310)	$(3,605,802)	$(9,726,112)
Other comprehensive income:	—	—	—

Comprehensive (loss)	$(6,120,310)	$(3,605,802)	$(9,726,112)

Weighted average number of common equivalent shares outstanding, basic	18,308,529	19,096,029	19,096,029

Net (loss) per share, basic	$(0.33)	(0.18)	$(0.51)

Weighted average number of common equivalent shares outstanding, diluted	18,308,529	19,096,029	19,096,029

Net (loss) per share, diluted	$(0.33)	$(0.18)	$(0.51)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2001

	As Previously Reported					Restated

										Accumulated
	Common Stock		Additional		Total	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Stockholders’			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity (Deficit)

Balance at April 30, 2001	17,931,355	$15,800	$4,187,500	$(5,559,327)	$(1,356,027)	18,131,355	$18,131	$4,786,469	$(6,160,625)	$—	$(1,356,025)
Issuance of warrants for services related to debt financing			5,000,000		5,000,000			3,189,000			3,189,000
Exercise of warrants		527	583,474		584,001	750,000	750	599,250			600,000
Net income/(loss) for the three month period ended July 31, 2001				(6,120,310)	(6,120,310)				(9,726,112)		(9,726,112)
Other comprehensive income				—	—					—	—

Balance at July 31, 2001	17,931,355	$16,327	$9,770,974	$(11,679,637)	$(1,892,336)	18,881,355	$18,881	$8,574,719	$(15,886,737)	$—	$(7,293,137)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Three Months Ended:
July 31, 2001

	As Previously
	Reported	Net Change	Restated

Cash flows (used for) operating activities
Net (loss)	$(6,120,310)	$(3,605,802)	$(9,726,112)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	447,517	(367,285)	80,232
Provision for losses on accounts receivable	—	6,700	6,700
Provision for excess and obsolete inventory	—	982,026	982,026
Debt discount amortization to interest expense	—	1,126,664	1,126,664
Amortization of debt issue costs to interest expense	—	244,056	244,056
Change in valuation of stock to be issued to settle Finder’s liability	—	125,000	125,000
Compensation expense settled in stock	—	125,000	125,000
Amortization of income tax benefit arising from business combination	(125,000)	125,000	—
Interest	2,000,000	(2,000,000)	—
Changes in operating assets and liabilities (increase) decrease in assets and liabilities:
Accounts receivable	2,980,823	(1,461,277)	1,519,546
Inventories	1,486,118	(582,222)	903,896
Other current assets	2,083,770	(4,474,368)	(2,390,598)
Due from Tomkins	—	5,000,000	5,000,000
Due from Walther USA, LLC, net	—	131,687	131,687
Other assets	—	194,832	194,832
Increase (decrease) in liabilities:
Accounts payable	(2,737,534)	2,735,422	(2,112)
Other accrued expenses	—	(5,696,969)	(5,696,969)
Accrued payroll	—	(1,382,378)	(1,382,378)
Accrued taxes other than income	—	(147,818)	(147,818)
Accrued income taxes	—	24,254	24,254
Finders liability	—	750,000	750,000
Deferred revenue	(1,374,829)	1,398,668	23,839
Other non-current liabilities	—	7,878,769	7,878,769

Net cash (used for) provided by operating activities	(1,359,445)	1,129,959	(229,486)

Cash flows provided by investing activities:
Net cash and cash equivalents acquired from business combination	28,598,168	20,000,000	48,598,168
Cash portion of Acquisition	—	(5,000,000)	(5,000,000)
Additions to collateralized cash deposits	—	(1,051,571)	(1,051,571)
Payments to acquire property and equipment	(350,407)	(244,543)	(594,950)

Net cash provided by (used for) investing activities	28,247,761	13,703,886	41,951,647

Cash flows provided by (used for) financing activities:
Payments on notes payable, Tomkins	—	(20,000,000)	(20,000,000)
Proceeds from notes payable, related parties	—	5,000,000	5,000,000
Payments on loans and notes payable, unrelated parties	(500,000)	—	(500,000)
Payments to secure financing	—	(750,000)	(750,000)
Proceeds from exercise of warrants to acquire common stock	600,000	—	600,000

Net cash provided by (used for) financing activities	100,000	(15,750,000)	(15,650,000)

Net (decrease) increase in cash and cash equivalents	26,988,316	(916,155)	26,072,161
Cash and cash equivalents, beginning of year	69,110	—	69,110

Cash and cash equivalents, end of period	$27,057,426	$(916,155)	$26,141,271

(10)	Subsequent Events:

      On February 25, 2003, S&W sold approximately 85 acres of company-owned property in the City of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA) for $1,750,000 resulting in a gain of $1,666,132. SRA is a public body politic and corporate created pursuant to Massachusetts General Laws c. 121B. This property is excess land adjacent to the Company’s manufacturing and office facility. The 85 acres has identified soil and groundwater contamination which previously was part of three of S&W’s voluntary remediation projects, specifically the South Field, West Field, and Fire Pond release areas, under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which require the SRA to complete remediation. S&W has not revised its environmental reserve but will monitor the progress of the SRA in the remediation and development of the property. Based on SRA’s progress and success in the Brownfield redevelopment of the property, as well as specific approval of remediation by governing authorities, the Company may reduce the environmental reserve. This reduction would have a significant impact on the Company’s earnings for the period in which such reduction is made.

      On December 5, 2003, Messrs. Saltz and Melby resigned respectively as CEO/Chairman and as President/ COO of the Company and entered into Severance Agreements with the Company. Each of them will continue to serve as members of the Board of Directors. The Severance Agreements provide them with the salary plus certain benefits they were receiving at the time of resignation through December 31, 2004. Also, the Company has agreed to provide them with a secretary and an office at comparable square footage to their existing personal offices and rent per square foot as being paid by the Company in December 2003 for its corporate headquarters office at a location which is not in the same building as the corporate headquarters. Messrs. Saltz and Melby also agreed that at all votes of shareholders of the Company on or before December 31, 2005, they would not directly or indirectly cause or permit any shares beneficially owned by either of them to be voted for any person other than the nominees recommended by the Nominating Committee of the Board of Directors of the Company and nominated by the Board of Directors in the Company’s proxy statements. The foregoing voting obligations shall not apply if either Mr. Saltz or Mr. Melby is not recommended by the Nominating Committee to be nominated to stand for election to the Board of Directors by the shareholders.

      Effective December 31, 2003, Corey Lambrecht was removed from his duties as Executive Vice President. The Company is presently in discussion with Mr. Lambrecht regarding the terms of his separation.

SMITH & WESSON CORP. AND SUBSIDIARY

PREDECESSOR FINANCIAL STATEMENTS (UNAUDITED)

      The financial statements of Smith & Wesson Corp. are presented as of April 28, 2001 and for the thirteen day period ended May 11, 2001. They are presented for Smith & Wesson Corp. (SW) as predecessor to Smith & Wesson Holding Corporation. The Company has previously filed, on Form 8K/A dated July 30, 2001 Balance Sheet of the predecessor SW as of April 28, 2001 from which the accompanying Balance Sheet has been derived. SW was acquired by the Company on May 11, 2001.

      The Company has previously filed, on Form 10-KSB dated December 18, 2003, the accompanying Consolidated Statements of Operations, Changes in Stockholder’s Equity and Cash Flows (the “Statements”). These Statements have been prepared without audit and have not been reviewed by independent accountants; however, the Company believes that all adjustments, which include only normal recurring adjustments necessary to fairly present SW’s results of operations, changes in stockholder’s equity and cash flows for the thirteen day period, have been included. All significant intercompany transactions have been eliminated.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED BALANCE SHEET — April 28, 2001

ASSETS
Current assets:
Cash and cash equivalents	$972,745
Accounts receivable, net of allowance for doubtful accounts of $281,450	7,912,080
Inventories	8,696,698
Due from Tomkins	58,904,233
Other current assets	1,519,193
Due from Walther USA, LLC, net	626,343

Total current assets	78,631,292

Property, plant and equipment, net	21,957,552
Intangibles, net	15,685,000
Collateralized cash deposits	5,150,000
Other assets	13,991,700

$135,415,544

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$6,018,861
Accrued payroll	2,761,548
Accrued taxes other than income	1,516,535
Accrued expenses	9,243,813
Deferred revenue	1,616,378

Total current liabilities	21,157,135

Notes payable	73,830,000
Deferred tax liability	3,016,990
Other non-current liabilities	24,559,186

Stockholder’s equity:
Common stock, $.01 par value, 800 shares issued and outstanding	8
Additional paid-in capital	70,923,721
Accumulated deficit	(58,070,144)
Other comprehensive loss	(1,352)

Total stockholder’s equity	12,852,233

$135,415,544

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

For the Thirteen Day Period Ended May 11, 2001:

Net sales	$1,965,385
Cost of goods sold	1,784,119

Gross Profit	181,266

Operating expenses:
Research and development, net	49,979
Selling and marketing	291,110
General and administrative	280,345

Total operating expenses	621,434

Loss from operations	(440,168)

Other income/(expense):
Other income/expense	(9,812)
Intercompany credits	399,974
Interest income	76,240
Interest expense	(221,490)

244,912

Loss before income taxes	(195,256)
Income taxes	—

Net loss	$(195,256)

Weighed average number of common equivalent shares outstanding, basic	800

Net loss per share, basic	$(244.07)

Weighted average number of common equivalent shares outstanding, diluted	800

Net loss per share, diluted	$(244.07)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Thirteen Day Period Ended May 11, 2001

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at April 28, 2001	800	$8	$70,923,721	$(58,071,496)	$12,852,233
Capital Contributed by Parent			23,830,000		23,830,000
Net loss for the period ended May 11, 2001				(195,256)	(195,256)

Balance at May 11, 2001	800	$8	$94,753,721	$(58,266,752)	$36,486,977

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

For the Thirteen Day Period Ended May 11, 2001:

Cash flows used for operating activities:
Net loss	$(195,256)
Adjustments to reconcile net loss to cash used for operating activities:
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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Day Period Ended May 11, 2001

(1) Organization and Business Activity:

Organization

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

      On May 11, 2001, Saf-T-Hammer Corporation (the “Parent”) purchased all of the outstanding stock of the Smith & Wesson Corp. for $15,000,000 (See Note 12 “Subsequent Events”)

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Corp. and its wholly owned subsidiaries (collectively the “Company”) — Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc., and Smith & Wesson, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Activity

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

Fiscal Year End

      The Company’s fiscal year ends on the Saturday closest to April 30. The accompanying consolidated financial statements are for the thirteen-day period from April 29, 2001 through May 11, 2001.

Cash

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

Use of Estimates in Preparation of Financial Statements

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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

Revenue Recognition

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

Deferred Revenues

      Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable, as the risks and rewards of ownership have not yet transferred to the customer. Management expects to have fully earned such revenues within a 12-month period and they will be recognized into revenues at that time.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

Inventories

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

Property, Plant and Equipment

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

Goodwill

      Goodwill arose from the acquisition of the Company by Tomkins in 1987. This acquisition was accounted for under the purchase method of accounting, whereby, the excess of the purchase price paid over the fair

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of assets acquired and liabilities assumed was recorded as goodwill in the amount of approximately $68,525,000. This transaction was recorded by the Company pursuant to guidance provided by the Securities and Exchange Commission on SAB Topic 54 — “Push Down Basis of Accounting Required in Certain Limited Circumstances.” Goodwill is being amortized on a straight-line basis over 40 years as determined by management. During the period ended April 28, 2001, management determined that the carrying amount of the net goodwill balance far exceeded the future net undiscounted cash flows expected to be generated, and accordingly, recognized an impairment loss of $29,000,000. Accumulated amortization as of April 28, 2001 amounted to $23,840,000.

Net Loss Per Share

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

Income Taxes

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

Warranty

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

Product Liability

      The Company provides for product liability claims. The provision for product liability claims are charged to cost of sales.

Insurance Reserves

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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Major Customer:

      One customer accounted for approximately 13% of the Company’s net sales for the thirteen-day period ended May 11, 2001. This customer owed the Company approximately $1,065,000 as of April 28, 2001.

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

(6) Inventories:

      A summary, stated at lower of cost or market, is as follows:

April 28, 2001

Finished goods	$11,728,375
Finished parts	8,856,991
Work in process	1,185,470
Raw material	1,670,186

23,441,022
LIFO Reserve	(14,744,324)

$8,696,698

      The LIFO reserve reflects the difference between stating the inventory at historical FIFO cost and the current LIFO cost. The LIFO reserve decreased by $1 during the thirteen-day period ended May 11, 2001.

(7) Related Party Transactions:

      Loans receivable, Tomkins, balances as of April 28, 2001 amounted to $58,904,233, is uncollateralized, due on demand and bears interest at LIBOR minus 1 percent per annum. Immediately prior to the Acquisition on May 11, 2001, Tomkins repaid the entire balance except for $7,699,500, of which $464,500 will be collected within a year and the remaining balance was held as a collateral for (a) open letters of credit on behalf of the Company by Tomkins in the amount of $2,235,000 and (b) a bond for $5,000,000 for the Company’s workers’ compensation fund on behalf of the Company by Tomkins. During May 2001, the Company collected $5,000,000 and expects to collect an additional $2,235,000 in July 2001, upon the expiration of the open letters of credit. The Company paid $20,000,000 of its indebtedness under the Tomkins Note on May 11, 2001 immediately after its acquisition by Saf-T-Hammer Corporation.

      Interest earned from Tomkins during the thirteen-day period ended May 11, 2001 amounted to approximately $76,000.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note Payable, Tomkins

      On April 30, 1997, the Company declared a dividend of $73,830,000 to Tomkins and issued a note payable (“Tomkins Note”) for $73,830,000. The Tomkins Note bears interest at 9% per annum and matures on April 30, 2004. (See Note 12 Subsequent Events).

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

Period Ended
April 28, 2001

Due from/(to) Walther USA, LLC:
Beginning balance	$601,677
Plus expenses paid for Walther USA	402,553
Plus procurement and fees earned	183,374
Less payments/collections	(300,557)

Ending Balance	$887,047

Investment in Walther USA, LLC:
Beginning balance	$(201,521)
50% equity in net loss of Walther USA	(59,183)

Net investment in Walther USA	$(260,704)

Net balance due, as presented on the consolidated balance sheet	$626,343

Carl Walther, GmbH

      Carl Walther, GmbH buys products from the Company. Neither the Company, nor its management has any control over the management of Carl Walther, GmbH. A summary of transactions with Carl Walther, GmbH is as follows:

Period Ended
April 28, 2001

Due from Carl Walther, GmbH (included in accounts receivable on the consolidated balance sheet):
Beginning balance	$—
Plus sales	589,955
Less payments	—

Balance at end of year	$589,955

(8) Benefit Plans:

Contributory Defined Investment Plan

      The Company offers a contributory defined investment plan covering substantially all employees who have completed at least 6 months of service, as defined. Employees may contribute from 1% to 15% of their annual pay, with Smith & Wesson matching 50% of the first 6% of combined pre and post-tax compensation.

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Post-Retirement Medical Program

      Prior to 1991, the Company offered a program that provided health care to retirees until age 65. The program was terminated in 1991, but employees who had a combined age and years of service equal to 70 as of December 31, 1996 were grandfathered in the program. The grandfather provision provides varying degrees of coverage based upon years of service as of December 31, 1990. There are currently 15 retirees covered by the program and 21 active employees who are grandfathered under the plan. The post retirement medical liability is based upon reports as provided by an independent consultant. The post retirement medical liability as of April 28, 2001 amounted to approximately $506,000, all of which is included in accrued liabilities on the accompanying balance sheet.

      The following table sets forth the Postretirement Medical and Life Plan’s status and amounts recognized in the Company’s Retirement Incentive Program. The financial position at April 28, 2001 is as follows:

Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested benefits of $94,494	$172,231

Projected benefit obligation for service rendered to date	333,586
Plan assets	—

Unpaid pension cost	333,586
Balance at April 28, 2001	$505,817

Beginning balance, April 30, 2000	$597,227
Net periodic postretirement benefit cost/(income)	(50,600)
Payments during the April 28, 2001	(40,810)

Balance at April 28, 2001	$505,817

(9) Self-Insurance Reserves:

      As of April 28, 2001, the Company had reserves for workers compensation and product liability totaling approximately $12,876,000 of which, $9,867,000 has been classified as long-term. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates.

      The following is a summary of the activity in the workers’ compensation and product liability reserves for the fiscal year ended April 28, 2001:

Period Ended
April 28, 2001

Beginning Balance	$8,826,000
Provision, net of reserve adjustments	5,363,000
Payments	(1,313,000)

Ending balance	$12,876,000

(10) Income Taxes:

      The Company is included in the consolidated Federal income tax return of Tomkins for the period ended May 11, 2001. Under a tax sharing agreement between the Company and Tomkins, the Company is obligated

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay Tomkins its allocable share of the Tomkins Corporation tax liability, determined as if the Company were filing a separate consolidated income tax return.

      Future tax benefits (deferred tax liabilities) relate to temporary differences on the following:

Period Ended
May 11, 2001

Current assets (liabilities):
Inventories	$—
Compensation and related accruals	—
Other accruals	—
Non-current assets (liabilities) — depreciation	(3,016,990)

Net deferred tax asset/(liabilities)	$(3,016,990)

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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Item 2:     Management’s Discussion and Analysis or Plan of Operations

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of Smith & Wesson Holding Corporation’s results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined, and the terms “holding company” and “parent company” refer to Smith & Wesson Holding Corporation while the references to “S&W” refer to Smith & Wesson Corp.

Forward Looking Statements

      This report on Form 10-QSB/ A contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forwarding-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth in the Risk Factors section of this filing as well as in the Risk Factors section of the Company’s Form 10-KSB for the year ended April 30, 2003.

Critical Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Center GmbH (Germany), Smith & Wesson Distributing, Inc., Smith & Wesson, Inc. and Lost Coast Ventures, Inc. (Inactive). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

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

Revenue Recognition

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

      Trademark licensing revenues are comprised of (i) initial fees that are collected upon the signing of, or upon meeting certain conditions in, the licensing agreement and (ii) minimum royalties and/or a percentage of a licensee’s sales of licensed products that are collectible over a multi-year period.

      The Company recognizes trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues are comprised of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under the Company’s current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Due to a combination of uncertain factors regarding existing licensees and insufficient historical experience, the Company believes that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, the Company does not initially recognize minimum royalty payments, but instead, records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for “uncollectible minimum royalties” cannot be reasonably estimated.

Product Liability

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

Stock Options

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, if the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided.

Results of Operations

      During the restatement of our financial statements for the fiscal year ended April 30, 2002, we determined net sales increased by approximately $2.8 million. The increase was due to reclassification of $1.6 million in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly recorded for returned product in the amount of $1.2 million. Finally, there was approximately $110,000 in merchandise returned for which credits had not been recorded until fiscal year 2003 that should have been recorded in fiscal year 2002. These adjustments, along with others (See Item I — Restatement), impact our quarterly financial statements in both fiscal years 2003 and 2002. The impact of these adjustments that affect the three months ended July 31, 2002 and 2001 are discussed below.

Net Product Sales

      Net product sales for the three months ended July 31, 2002 were $21,297,348 (restated) compared to net product sales of $11,477,751 (restated) for the same three months ended July 31, 2001.

      Net product sales for the three months ended July 31, 2002 increased by approximately $739,000 as a result of the restatement due to $628,000 in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly issued for product that had been returned in the amount of $110,000. Net product sales for the three months ended July 31, 2001 increased by approximately $242,000 as a result of the restatement. This increase was due to reclassification of promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively.

      For the three months ended July 31, 2002, firearms sales increased by $8.6 million as domestic sales continued to recover from the effects of the boycott that had taken place in the year prior to acquisition. The Company began the exclusive distribution of Walther products in the United States in January 2002. Sales of Walther products were $2.6 million in the three months ended July 31, 2002. The sales increase also resulted from aggressive promotional efforts at the dealer level aimed at re-establishing Smith & Wesson shelf space with many of the dealers that had discontinued carrying S&W product during the boycott period. Total units sold in the three months ended July 31, 2002 increased approximately 136.0% over the same three month period ending July 31, 2001, or approximately 52,000 units as compared to 22,000 units, respectively.

Net Licensing Revenue

      Net licensing revenues for the three months ended July 31, 2002 were $273,315 (restated) compared to net licensing revenues of $241,224 (restated) for the same three months ended July 31, 2001. Substantially, all of the increase in net licensing revenues growth is attributable to growth in royalties received from existing licensees.

Gross Profit

      Gross profit for the three months ended July 31, 2002 was $6,168,508 (restated), representing an increase of $6,639,733 or 1,409.0% over the gross profit of $(471,225) (restated) for the three months ended July 31, 2001. Gross profit as a percentage of net sales (“gross profit margin”) for the three months ended July 31, 2002 was 28.6% (restated), compared to the gross profit margin of (4.0)% (restated) for the same period ended July 31, 2001.

      The increase in gross profit margin in the three months ended July 31, 2002 was primarily the result of: (i) the increased sales volume as a result of promotional efforts targeted at capturing additional shelf space at the retail level, and (ii) increased production levels to meet the higher demand, without significant cost increases to the manufacturing cost structure. Management believes that increasing the presence of S&W products at the retail level will provide a significant opportunity to strengthen its position within the consumer market, continue revenue growth and allow for improved profit margins on firearm sales.

      Gross profit of $(471,225) for the three months ended July 31, 2001 is substantially due to the $1.3 million charge for product liability expense and the effect of the sale of inventory which was stepped up in value under APB 16 as a result of the acquisition of S&W.

Research and Development

      The Company incurred $201,557 (restated), net of expense reimbursement from the National Institute of Justice of approximately $76,000, of research and development costs during the three months ended July 31, 2002 as compared to net expenses of $147,723 (restated) during the same three month period ended July 31, 2001, representing an increase of 36.4%. These costs relate to an on-going effort by S&W to develop technology to introduce “authorized user only handguns.”

Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (SG&A) for the three months ended July 31, 2002 were $5,381,243 (restated) or 24.9% of net product sales and licensing revenues compared to $4,336,233 (restated) or 36.9% of net product sales and licensing revenues for the three months ended July 31, 2001.

      During the three months ended July 31, 2002, SG&A incurred by S&W was $4,890,465 (restated), or 90.9% of total SG&A and the Company’s corporate SG&A was $490,778 (restated) or 9.1% of total SG&A. S&W SG&A includes, but is not limited to, selling and marketing employee remuneration of $0.9 million, advertising expense of $0.9 million, general and administrative employee remuneration of $1.0 million, and professional fees of $0.7 million. Corporate SG&A, for the three months ended July 31, 2002, decreased $139,037 or 22.4% from the same three month period ended July 31, 2001 due primarily to non-recurring legal and accounting fees incurred at the time of acquisition of S&W.

Environmental Expense

      Environmental expense for the three months ended July 31, 2001 was $2.5 million. (See Part I — Restatement — Product Liability and Environmental Expenses.) This additional expense, all of which is recorded during this first quarter of fiscal year 2002, is shown separately on the July 31, 2001 restated Consolidated Statement of Operations.

Other Income/Expense

      Other income, exclusive of interest expense, for the three month period ended July 31, 2002 was $214,524 (restated) as compared to other income of $119,604 (restated) in the same three month period ended July 31, 2001.

Interest Expense

      Interest expense for the three months ended July 31, 2002 was $896,813 as compared to $2,372,886 (restated) for the same three month period ended July 31, 2001. The decrease in interest expense is attributable to amortization of debt issue costs related to the $5.0 million of the acquisition financing. Also, in March of 2002, we refinanced $15.0 million in acquisition related short-term debt through a commercial bank loan at a rate of 5.85%. The short-term debt had been comprised of two notes: 1) a $5.0 million acquisition loan with an interest rate of 12.0% per annum, and 2) a $10.0 million one-year note payable to the seller with an interest rate of 9.0% per annum.

      S&W also has a $30.0 million note payable to Tomkins, which also bears an interest rate of 9.0% per annum, and incurred interest expense amounting to approximately $675,000 during the period ended July 31, 2002. The remaining interest expense arose from the commercial bank loan, bank charges for letters of credit and a related party loan. The change in interest expense from the previously reported figure is due to adjustments to non-cash interest expense principally due to the lower accretion of debt discount as a result of the restatement. (See Part I — Restatement — Melby Financing; Interest Expense and Compensation Expense Adjustments) During the three months ended July 31, 2001, we incurred $1,256,720 of interest expense for amortization of debt discount and debt issuance costs related to warrants and $125,000 in interest expense for the excess of the market value of the 500,000 shares of stock to be issued over the original amount of the obligation to one of the finders in lieu of his $250,000 finder’s fee.

Income Before Income Taxes

      Net loss before income taxes decreased $9,611,882 from a loss of $9,708,463 (restated) for the three months ended July 31, 2001 to a loss of $96,581 for the three months ended July 31, 2002.

Income Taxes

      Income tax expense for the three months ended July 31, 2002 was $15,321 as compared to $17,649 (restated) for the same three month period ended July 31, 2001. This provision is a current provision to record state income taxes.

      We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. As of April 30, 2002, we had a federal and state valuation allowance established against our deferred tax assets equal to the amount deferred tax assets exceeded deferred tax liabilities of $13.4 million (restated) and $1.4 million (restated) respectively. For the three month period ended July 31, 2002 we have recorded valuation allowances to offset first quarter income tax benefits from operations to maintain a valuation allowance equal to the amount deferred tax assets exceed deferred tax liabilities.

      SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Our cumulative losses in recent years, inclusive of the loss for the quarter ended July 31, 2002, represented sufficient negative evidence to require a valuation allowance. Therefore, we have maintained a full valuation allowance against deferred tax assets in excess of deferred tax liabilities as of July 31, 2002. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Net Income/(Loss)

      Net loss for the three months ended July 31, 2002 was $111,902 or basic and diluted net income per share of $(0.0) compared to net loss of $9,726,112 or basic and diluted net loss per share of $0.51 for the same period ended July 31, 2001.

Liquidity and Capital Resources

      The Company’s principal ongoing cash requirements are to finance the production of its manufactured products and to fund the following: develop advanced technology products, grow its trademark licensing program, develop its new catalog sales program and meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding company level which had approximately $4.7 million of investment capital available to it as of July 31, 2002, for these initiatives as well as for its working capital requirements. Manufactured products and other areas of growth are financed by the operations and working capital of S&W.

      The Company is incurring significant legal and accounting costs relating to the restatement of the financial statements for the fiscal year ended April 30, 2002, the restatement of the quarters in fiscal year 2002, the SEC investigation and severance agreements with certain former officers, entered into in December 2003. As a result of these costs, we expect to record significant expenses in the third quarter of fiscal 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

      The Company had cash, cash equivalents and short-term investments of approximately $36.9 million at July 31, 2002. Of this amount, approximately $21.4 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

      The Company utilized approximately $4.4 million (restated) of net cash in operating activities during the three months ended July 31, 2002 compared to cash utilized by operating activities of approximately $0.2 million (restated) during the three months ended July 31, 2001. In the three months ended July 31, 2001, the Company received a payment from Tomkins Corporation of $5.0 million per the terms of the agreement to acquire S&W.

      Net cash utilized by investing activities was approximately $1.3 million (restated) during the three months ended July 31, 2002 compared to cash provided by investing activities of approximately $42.0 million (restated) during the three months ended July 31, 2001. Substantially all of the cash for investing activities in the current period related to the acquisition of marketable securities and various machinery and equipment.

      Net cash used for financing activities was approximately $0.4 million during the three months ended July 31, 2002 compared to approximately $15.7 million (restated) during the three months ended July 31, 2001. All of the cash used for financing activities in the current period relates to payment on the related party note.

      In May 2001, the Company borrowed $5 million from Colton Melby in order to acquire S&W. The loan accrued interest at the rate of 12%. Mr. Melby received warrants to purchase 7,094,500 shares of common stock at $.40 per share and his brothers received warrants to purchase 375,000 shares each at $.80 per share. In March 2002, the loan was repaid and Mr. Melby fully exercised his warrants by using $2,837,800 of the proceeds to fully exercise his warrants and using $2,162,200 of the proceeds to purchase an additional 1,310,424 shares. Mr. Melby’s brothers exercised their warrants in May 2001. Pursuant to the loan agreement with the Company, Mr. Melby received pre-emptive rights with respect to the issuance of new shares of Company stock for a period of six years after repayment of the loan, except with respect to stock issued to employees, directors and consultants

      The Company obtained a $15.0 million long-term loan from Banknorth in April 2002, which was used to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% per annum and has a 12-year term commencing on March 28, 2002. The note is amortized over a 10-year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments of $165,403 thereafter for the life of the loan. The loan is fully collateralized by S&W’s marketable securities, and/or cash. Of the proceeds from the Banknorth note, $5.0 million was used to repay in full the Melby Note.

      The remaining $30.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% per annum and has a term of 10 years commencing on May 11, 2001. It is uncollateralized, may be prepaid in part or in whole at any time, and is amortized over a 10-year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments of $482,672 thereafter for the life of the loan. Although the loan is uncollateralized, it does contain covenants restricting Smith & Wesson Holding Corporation use of S&W cash and other assets, limits the amount of dividends that may be paid to Smith & Wesson Holding Corporation by S&W to $1.8 million per year (other than for the year ended April 30, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of Smith & Wesson Holding Corporation. In April 2003 and July 2003, Smith & Wesson Holding Corporation made early repayments of $2 million and $1 million, respectively, to Tomkins to bring the principal balance down from $30.0 million to $27.0 million.

      As of July 31, 2002, the Company had open letters of credit aggregating approximately $5.9 million.

      We believe that our existing sources of liquidity combined with cash generated from our current licensing revenues and dividends received from S&W will be sufficient to meet our anticipated cash requirements needed to manage our advanced technology operations and our licensing program, as well as satisfy operating expense requirements for at least the next 12 months. Beyond this time period, growth plans and related operating expenses at the holding company level may require revenue generation from advanced technology products or other sources or revenue growth from the licensing subsidiary to meet its anticipated future expenses and debt service requirements. In order to meet these potential future needs, the Company may be required to seek additional equity or debt financing and/or debt refinancing. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, new product acceptance and competitive factors. There can be no assurance that such financing will be available on acceptable terms if required, and any additional equity financing would result in incremental ownership dilution to our existing shareholders. Based upon its cash position at fiscal year end and its financial projections for the upcoming year, S&W believes that it has adequate sources of liquidity to meet debt obligations, pay the annual dividend to the parent, and finance operational and capital requirements for at least the next 12 months.

      Various legal actions, proceedings and claims have been instituted against the Company’s subsidiary, S&W. (For further discussion of litigation and legal proceedings pending against the Company and its subsidiary, see Part II — Item 1 — Legal Proceedings; and Note 7 to the Consolidated Financial Statements for Smith & Wesson Holding Corporation and Subsidiaries.) Management believes that, in every case, the allegations are unfounded, defenses exist, and that there should be no recovery against S&W. Legislation has been passed in approximately 30 states precluding suits of the type brought by municipalities. Some of these laws are effective retroactively while others are not.

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

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the three months ended July 31, 2002 and July 31, 2001, the Company incurred product liability expense of approximately $55,000 and $741,000.

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

      The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of July 31, 2002, the Company has reserves of approximately $4.1 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

      The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project underway as part of the Massachusetts Contingency Plan (MCP). The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate.

      The Company also has a potential environmental issue at its ranges at the training facility in Springfield, Massachusetts. This site may require remediation if the Company were to decide to cease using this facility as a shooting range. The Company has no plans to discontinue use of its training facility.

Risk Factors

      In addition to the other information contained in this quarterly report, the reader should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price or our common stock could decline.

•	We are under investigation by the SEC to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. While we have fully cooperated with the SEC and intend to continue to do so, we cannot predict what the outcome of the investigation will be or when it will be completed. If the SEC determines that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

•	Our management has spent considerable time and effort dealing with internal and external investigations of our controls and procedures, and this diversion of management’s time may adversely affect our business and our results of operations.

•	We have made, and continue to make, changes to our internal controls, our disclosure controls and procedures, our internal control over financial reporting and our corporate governance policies and procedures. Any design, operating maintenance or evaluation failure or circumvention of these controls and procedures could seriously harm our business.

•	If we fail to satisfy our plan for our return to compliance with the American Stock Exchange’s continued listing standards, our stock will likely be delisted. If our stock is delisted, our stock could become more difficult to trade and our ability to raise funds in the capital markets may be impaired, which could have a material adverse effect on our business.

•	We are incurring significant legal and accounting costs relating to the restatement of our financial statements for the fiscal year ended April 30, 2002, the SEC investigation and recently approved severance arrangements with former officers that will directly affect our operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and we have no ability to predict or control those cycles.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding, and have received confirmation that the HUD Settlement will not be enforced, but can provide no assurance that a court would not rule otherwise, as the HUD Settlement has not been formally rescinded.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp. We must begin to repay the principal on one of our loans in April 2004.

•	We are expanding our technology, licensing and catalog operations. All of these areas are highly competitive and subject to changes in demand.

•	Our two significant notes contain covenants and the preemptive rights held by Colt Melby could limit our discretion with respect to various business matters.

•	Cost of insurance for all firearms manufacturers continue to increase and we have been impacted by those increases.

•	We continue our efforts to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures may be more advantageous than ours.

•	We are subject to seasonal fluctuations in demand and, based on historical models, believe that the quarter ending July 31 is our weakest quarter.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future, making our reserves of $4.1 million inadequate.

•	We depend on outside suppliers and vendors for our raw materials and other supplies.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German supplier.

•	We are exposed to currency risk from foreign exchange rate fluctuations in connection with inventory we purchase from a European supplier. If the U.S. Dollar continues to weaken and our hedging arrangements do not provide adequate protection, we could experience additional expenses on inventory we purchase annually from the European supplier.

PART II:     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K:

None.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ ROY C. CUNY

Roy C. Cuny,
Chief Executive Officer and Chairman of the Board

Dated: January 9, 2004

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer