Form 10QSB/A
period 2002-10-31
SMITH & WESSON HOLDING CORP
filed 2004-01-09
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/ A

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

EXPLANATORY NOTE

      This amendment on Form 10-QSB/ A (i) summarizes the impact and effect of the restatement of our previously filed fiscal year 2002 financial statements and the effects of that restatement for the quarters ended October 31, 2002 and 2001, (ii) identifies certain recent events and (iii) amends Items 1 and 2 of Part I, and Item 6 of Part II of the Quarterly Report of Smith & Wesson Holding Corporation (the “Company”) on Form 10-QSB previously filed for the quarter ended October 31, 2002. The restatement of our previously filed fiscal year 2002 financial statements is set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003.

      This amendment on Form 10-QSB/ A for the fiscal quarters ended October 31, 2002 and 2001 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 9 to the Consolidated Financial Statements for Smith & Wesson Holding Corporation and Subsidiaries included in Part I — Item 1. No other information contained in the Company’s Form 10-QSB for the quarter ended October 31, 2002 has been updated or amended.

SMITH & WESSON HOLDING CORPORATION

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
The Restatement	3
Recent Developments	10
Item 1. Financial Statements
Smith & Wesson Holding Corporation and Subsidiaries
Consolidated Balance Sheets at October 31, 2002; April 30, 2002, October 31, 2001 and April 30, 2001 (Saf-T-Hammer Corporation)	11
Consolidated Statements of Operations for the three and six months ended October 31, 2002 and 2001	12
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six month periods ended October 31, 2002 and October 31, 2001	13
Consolidated Statements of Cash Flows for the three and six month periods ended October 31, 2002 and 2001	14
Notes to Consolidated Financial Statements	15

The financial statements of Smith & Wesson Corp. are presented as of April 28, 2001 and for the thirteen day period ended May 11, 2001. They are presented for Smith & Wesson Corp. (SW) as predecessor to Smith & Wesson Holding Corporation. The Company has previously filed, on Form 8K/ A dated July 30, 2001 Balance Sheet of the predecessor SW as of April 28, 2001 from which the accompanying Balance Sheet has been derived. SW was acquired by the Company on May 11, 2001.

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

Smith & Wesson Corp. and Subsidiary (the Predecessor)
Consolidated Balance Sheet at April 28, 2001	47
Consolidated Statements of Operations for the thirteen day period ended May 11, 2001	48
Consolidated Statements of Changes in Stockholder’s Equity for the thirteen day period ended May 11, 2001	49
Consolidated Statements of Cash Flows for the thirteen day period ended May 11, 2001	50
Notes to Consolidated Financial Statements	51
Item 2: Management’s Discussion and Analysis or Plan of Operations	62
PART II: OTHER INFORMATION
Item 6. Exhibits And Reports On Form 8-K	71

PART I: FINANCIAL INFORMATION

The Restatement

Overview

      On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/ A, we are restating our previously filed financial statements for each of the three month periods and six month periods ended October 31, 2002 and October 31, 2001 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to S&W’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to S&W’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the three and six months ended October 31, 2002 and 2001 are described within each subsection below:

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

      The effect of these adjustments on our quarterly financial statements for the three months ended October 31, 2001 is to increase net product sales by $1.6 million which includes the $1.2 million sales return error referenced above and increase cost of sales by $1.1 million for the cost of sales related to the sales return and $0.3 million for the cost of freight. This is partially offset by a product liability adjustment of $0.2 million. We are also restating our financial statements for the three months ended October 31, 2002, to increase net product sales by $0.6 million, increase marketing and selling expense by $0.2 million for cooperative advertising and distributor incentives, $0.2 million of other income/expense, and increase cost of goods sold by $0.3 million for the cost of freight.

      The effect of these adjustments on the six months ended October 31, 2001 is to increase net product sales by $1.9 million, which includes the $1.2 million sales return referenced earlier as well as $0.6 million in freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses. Cost of sales has been increased by $2.5 million which includes $1.0 million related to the sales return, $0.8 million relative to the product liability adjustment, $0.3 million in freight costs previously reported as a reduction to sales, and $0.4 million in for inventory and equipment write-offs. For the six months ended October 31, 2002 the effects of the restatement on net product sales was an increase of $1.4 million which, was the freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses.

Product Liability and Environmental Expenses

      We have restated our fiscal year 2002 financial statements to record additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements were restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

      The effect of these adjustments for the three months ended October 31, 2001, is to decrease cost of goods sold by $0.2 million to adjust the product liability reserve. The effect of these adjustments on the six months ended October 31, 2001 was to increase cost of goods sold by $0.8 million for product liability and to increase environmental expense by $2.5 million.

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

      For the three and six months ended October 31, 2001, we should have recorded interest expense of $756,145 and $1,768,809 respectively, relating to the Melby Note, the Melby Warrants, and the Melby Affiliate Warrants compared to interest expense previously recorded of $1.6 million and $3.6 million, respectively.

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

      For the three and six months ended October 31, 2001, we should have recorded interest expense of $236,881 and $480,937 respectively, relating to the finders’ warrants.

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

      Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended October 31, 2001. The liability to one of the finders was settled during the three months ended October 31, 2001 and $60,000 was recognized as interest expense. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht for the three months ended October 31, 2001 results in recognizing a decrease in compensation expense of $12,500.

      For the six months ended October 31, 2001, the Company has recorded $185,000 in interest expense as an extinguishment of debt relative to the difference between the market value and the initial value of the 500,000 shares issued to one of the finders. The Company has also recorded $112,500 as compensation expense for the six months ended October 31, 2001 for the difference between the market value and the initial value of the 375,000 shares due to Mr. Lambrecht.

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

      The impact for the quarter ended October 31, 2001 was to increase income tax expense by $1.7 million to eliminate the previously reported benefit from income tax of $1.7 million and record income tax expense of $17,649.

      For the six months ended October 31, 2001, the impact was to increase income tax expense by $1.9 million to eliminate the previously reported benefit from income tax of $1.8 million and record income tax expense of $35,298.

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

      For the three months ended October 31, 2001, we should have recorded a total of $240,000. These expenses are comprised entirely of additional accounting and legal costs.

      For the six months ended October 31, 2001, we should have recorded $450,000 of additional expense consisting of accounting and legal costs of $275,000 and the workers compensation/ Directors and Officers insurance expense of $175,000.

Other Income/Expense

      We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of debt $187,834 offset by other income including approximately $61,000 of income from the Walther U.S.A. joint venture.

      For the three months ended October 31, 2001, we should have recorded other income of $331,678 substantially comprised of $55,950 for other income related to the Walther joint venture and interest income of $223,750.

      For the six months ended October 31, 2001, we should have recorded other expense of $21,089.

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

      The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended October 31, 2001, is to increase our previously reported net loss by $937,373 to $1,363,377. Additionally, the restatement had minor effects on our financial statements for the three months ended October 31, 2002 resulting in a decrease of our net income for that period of $114,746 to $136,862. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended			Three Months Ended
	October 31, 2002			October 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$23.5	$0.6	$24.1	$19.9	$1.6	$21.5
Cost of Sales	16.6	0.3	16.9	15.8	1.2	17.0
License income, net	0.3	0.0	0.3	0.3	0.1	0.4
Expenses, including operating expense and other income and expense	6.3	0.4	6.7	4.1	0.3	4.4
Interest Expense	0.6	0.1	0.7	2.4	(0.5)	1.9
Income Taxes	0.0	0.0	0.0	(1.7)	1.7	0.0
Net Income (loss) (increase) decrease	0.3	(0.2)	0.1	(0.4)	(1.0)	(1.4)

Earnings per share
Basic	.01	(.01)	0.0	(.02)	(.05)	(.07)
Diluted	.01	(.01)	0.0	(.02)	(.05)	(.07)

	Six Months Ended			Six Months Ended
	October 31, 2002			October 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$44.0	$1.4	$45.4	$31.1	$1.9	$33.0
Cost of Sales	31.9	0.4	32.3	26.7	2.5	29.1
License income, net	0.6	0.0	0.6	0.6	0.0	0.6
Expenses, including operating expense and other income and expense	11.1	0.8	11.9	7.9	3.1	11.0
Interest Expense	1.7	0.1	1.8	5.5	(1.1)	4.5
Income Taxes	0.0	0.0	0.0	(1.8)	1.9	0.0
Net (loss) (increase) decrease*	0.0 *	0.0 *	0.0	(6.5)*	(4.5)	(11.0)

Earnings per share
Basic	0.0	0.0	0.0	(.35)	(.22)	(.57)
Diluted	0.0	0.0	0.0	(.35)	(.22)	(.57)

(*)	Do not add due to rounding

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

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the three months ended October 31, 2001 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

Amendments to Prior Filings

      On December 18, 2003, we filed our annual report for the year ended April 30, 2003 on Form 10-KSB. This annual report includes our restated consolidated financial statements for the year ended April 30, 2002.

      This quarterly report on Form 10-QSB/ A includes our restated consolidated financial statements for the quarters ended October 31, 2002 and 2001. We have not amended our 2001 previously-filed report on Form 10-QSB. We expect to amend our other 2002 and 2003 quarterly reports previously filed on Form 10-QSB by filing amendments with the SEC early in calendar year 2004.

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

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Restated		Restated	Saf-T-
	(Note 9)		(Note 9)	Hammer
	October 31,		October 31,	Corporation
	2002	April 30, 2002	2001	April 30, 2001

	Unaudited		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,840,478	$20,012,491	$27,915,853	$69,110
Marketable securities	1,538,890	1,003,159	—	—
Accounts receivable, net of allowance for doubtful accounts of $114,076 on October 31,2002, $100,566 on April 30, 2002, $94,812 on October 31, 2001, and $0 on April 30, 2001	12,425,214	12,099,436	10,905,366	3,904
Inventories	18,250,430	19,354,781	18,721,008	21,780
Other current assets	3,465,563	1,447,143	3,213,239	194,832
Income tax receivable	188,566	211,803	—	—
Due from Tomkins Corporation	—	—	464,500	—
Due from Walther USA, LLC	—	—	458,374	—

Total current assets	47,709,141	54,128,813	61,678,340	289,626

Property, plant and equipment, net	5,524,025	4,199,207	2,597,930	31,752
Intangibles, net	962,081	986,408	765,433	—
Collateralized cash deposits	22,209,695	21,227,025	6,228,425	—
Other assets	15,996,000	15,903,400	15,491,700	—

	$92,400,942	$96,444,853	$86,761,828	$321,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,024,550	$6,955,136	$5,752,229	$693,978
Accrued expenses	7,348,734	7,999,450	6,795,206	—
Accrued payroll	2,550,271	3,135,117	2,351,369	—
Accrued taxes other than income	1,632,967	1,755,859	1,518,627	—
Accrued profit sharing	494,137	819,838	—	—
Accrued income taxes	—	—	21,513	—
Finders liability	—	—	300,000	—
Deferred revenue	1,597,562	1,597,674	1,622,526	—
Note payable, related party net of debt issue costs of $1,439,254 as of October 31, 2001	—	357,425	4,158,171	597,425
Note payable, Tomkins	—	—	10,000,000	—
Note payable, unrelated party net of debt issue costs of $114,000	—	—	—	386,000
Due to Walther USA, LLC, net	204,216	529,353	—	—

Total current liabilities	18,852,437	23,149,852	32,519,641	1,677,403

Notes payable	45,000,000	45,000,000	30,000,000	—

Other non-current liabilities	29,590,002	29,449,775	32,295,193	—

Commitments and contingencies (Note 6)	—	—	—	—
Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized 29,750,730 and 19,501,689 shares issued and outstanding on October 31, 2002 and 2001, respectively, and 29,683,613 and 18,131,355 shares issued and outstanding on April 30, 2002 and 2001, respectively	29,750	29,683	19,502	18,131
Additional paid-in capital	15,827,460	15,751,515	9,177,606	4,786,469
Accumulated (deficit)	(16,913,880)	(16,938,840)	(17,250,114)	(6,160,625)
Accumulated other comprehensive income	15,173	2,868	—	—

Total stockholders’ equity (deficit)	(1,041,497)	(1,154,774)	(8,053,006)	(1,356,025)

	$92,400,942	$96,444,853	$86,761,828	$321,378

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended:		For the Six Months Ended:

	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001

Net product sales	$24,074,731	$21,546,885	$45,372,079	$33,024,636
License revenue	416,128	379,689	711,876	638,506
Cost of goods sold	16,913,777	16,967,628	32,315,932	29,157,828
Cost of services	40,894	0	63,327	17,593

Gross profit	7,536,188	4,958,946	13,704,696	4,487,721

Operating expenses:
Research and development, net	318,717	141,897	520,274	289,620
Selling and marketing	2,710,086	2,204,676	5,318,145	3,808,235
General and administrative	3,663,186	2,155,065	6,436,370	4,887,739
Environmental expense	—	—	—	2,500,000

Total operating expenses	6,691,989	4,501,638	12,274,789	11,485,594

Income/(loss) from operations	844,199	457,308	1,429,907	(6,997,873)

Other income/(expense):
Other income/(expense)	27,308	107,928	54,059	(21,089)
Interest income	174,790	223,750	362,563	472,371
Interest expense	(900,081)	(2,134,714)	(1,796,894)	(4,507,600)

	(697,983)	(1,803,036)	(1,380,272)	(4,056,318)

Income (loss) before income taxes	146,216	(1,345,728)	49,635	(11,054,191)
Income tax expense	9,354	17,649	24,675	35,298

Net income (loss)	$136,862	$(1,363,377)	$24,960	$(11,089,489)
Other comprehensive income:
Unrealized gain on marketable securities net of income tax of $5,967 and $5,967, respectively	3,169	—	12,305	—

Comprehensive income (loss)	$140,031	$(1,363,377)	$37,265	$(11,089,489)

Weighted average number of common equivalent shares outstanding, basic	29,705,499	20,131,178	29,694,556	19,613,603

Net income/(loss) per share, basic	$0.00	$(0.07)	$0.00	$(0.57)

Weighted average number of common equivalent shares outstanding, diluted	33,725,708	20,131,178	33,705,580	19,613,603

Net income/(loss) per share, diluted	$0.00	$(0.07)	$0.00	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended October 31, 2002 and 2001 (restated Note 9)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)		$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000			3,189,000
Common stock issued to settle liabilities	500,000	500	434,500			435,000
Exercise of warrants	750,000	750	599,250			600,000
Issuance of common stock for services	120,334	121	168,387			168,508
Net (loss) for the six months ended October 31, 2001				(11,089,489)		(11,089,489)
Other comprehensive income					—	—

Balance at October 31, 2001	19,501,689	$19,502	$9,177,606	$(17,250,114)	$—	$(8,053,006)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Shares issued under ESPP on October 1, 2002	67,117	67	75,945			76,012
Net income for the six months ended October 31, 2002				24,960		24,960
Other comprehensive income					12,305	12,305

Balance at October 31, 2002	29,750,730	$29,750	$15,827,460	$(16,913,880)	$15,173	$(1,041,497)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended:

	Restated	Restated
	(Note 9)	(Note 9)
	October 31, 2002	October 31, 2001

Cash flows provided by (used for) provided by operating activities:
Net income (loss)	$24,960	$(11,089,489)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Amortization and depreciation	413,250	168,055
Gain on sale of automobile	(2,870)	—
Provision for losses on accounts receivable	15,000	13,950
Provision for excess and obsolete inventory	197,644	1,634,472
Stock compensation for services	—	168,508
Debt discount amortized to interest expense	—	1,882,809
Amortization of debt issue costs to interest expense	—	480,937
Loss on Finder’s liability settled in stock	—	185,000
Compensation expense settled in stock	—	112,500
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(340,778)	(3,181,895)
Inventories	906,707	3,925,158
Due from Tomkins	—	7,235,000
Other current assets	(2,018,420)	(1,885,361)
Income tax receivable	23,237	—
Due from Walther USA, LLC, net	—	190,610
Other assets	(92,600)	(1,305,168)
Increase (decrease) in liabilities:
Accounts payable	(1,930,586)	1,925,934
Accrued payroll	(584,846)	(1,470,480)
Accrued profit sharing	(325,701)	0
Accrued taxes other than income	(122,892)	146,677
Accrued income taxes payable	—	21,513
Finders liability	—	300,000
Accrued expenses	(650,716)	(6,131,127)
Other non-current liabilities	140,227	8,340,007
Deferred revenue	(112)	9,819
Due to Walther USA, LLC, net	(325,137)	—

Net cash (used for) provided by operating activities	(4,673,633)	1,677,429

Cash flows (used for) provided by investing activities:
Net cash and cash equivalents acquired from business combination	—	48,598,168
Cash portion of business acquisition	—	(5,000,000)
Payments to acquire marketable securities	(523,426)	—
Additions to collateralized cash deposits	(982,670)	(1,078,425)
Payments to secure financing	—	(362,500)
Payments to acquire patents	(67,102)	—
Payments to acquire property and equipment	(1,643,769)	(1,087,929)

Net cash (used for) provided by investing activities	(3,216,967)	41,069,314

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	—	(20,000,000)
Proceeds from note payable, related parties	—	5,000,000
Payments on loans and notes payable, related parties	(357,425)	(500,000)
Proceeds from sale of common stock	76,012	—
Proceeds from exercise of warrants to acquire common stock	—	600,000

Net cash used for financing activities	(281,413)	(14,900,000)

Net (decrease) increase in cash and cash equivalents	(8,172,013)	27,846,743
Cash and cash equivalents, beginning of year	20,012,491	69,110

Cash and cash equivalents, end of period	$11,840,478	$27,915,853

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2002 and 2001

Notes to Consolidated Financial Statements

(1) Basis of Presentation:

      The restated consolidated balances sheets as of October 31, 2002 and 2001, the restated consolidated statements of operations and changes in stockholders’ equity (deficit) for the three and six months ended October 31, 2002 and 2001 and the cash flow statements for the six months ended October 31, 2002 and 2001, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations changes in stockholder’s equity (deficit) and cash flows at October 31, 2002 and 2001 and for the periods presented, have been included, All significant intercompany transactions have been eliminated.

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

      On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation and accordingly the operations of Smith Wesson Corp. are included in these financial statements from the date of acquisition (See Note 3 “Acquisition of Smith & Wesson Corp.”). Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

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

      The Purchase Price was the result of negotiations between the Company and Tomkins. This acquisition has been accounted for under the purchase method pursuant to APB 16, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:
Cash paid on May 11, 2001	$5,000,000
Note payable, Tomkins (Acquisition Note)	10,000,000

Total consideration	15,000,000

As of May 11, 2001:
Cash and cash equivalents acquired	$48,598,168
Accounts receivable	7,733,517
Inventory	24,258,858
Collateralized cash deposits	5,150,000
Other current assets	1,976,862
Due from Tomkins Corporation	7,699,500
Property, plant & equipment	1,582,773
Intangibles	828,964
Other long-term assets	13,991,700

$111,820,342

Liabilities assumed:
Accounts payable and accrued expenses	$21,252,449
Deferred revenue	1,612,707
Other non-current liabilities	23,955,186
Note payable, Tomkins	50,000,000

96,820,342

Net assets acquired	$15,000,000

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

      As mentioned above, in consideration for making this loan to the Company, the Company issued to Colton Melby, formerly the President and Chief Operating Officer and currently a Director of the Company, a Common Stock Purchase Warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant allowed Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein. The Melby warrant was exercisable immediately and would have expired six years from the date of issuance. Also in consideration for the Note, the Company issued Common Stock Purchase Warrants each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants allowed each holder to purchase up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. The Affiliate Warrants were exercisable immediately and would have expired one year from the date of issuance. As a portion of a finder’s fee for arranging the Melby Note, the Company issued Common Stock Purchase Warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants would have expired two years from the date of issuance and allowed each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of these Warrants.

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

Segment Information

      The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. At the present time, the Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. For each of the three and six month periods ended October 31, 2002 and 2001, there have been no material foreign operations.

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

	For the Six Months Ended
	October 31,

	2002	2001

Net Income (loss) — as reported	$24,960	$(11,089,489)
Common stock issued in exchange for services	—	281,008
Compensation expense, as determined under the Black Scholes option pricing model	(541,915)	(281,008)
Net Income (loss) — proforma	$(516,955)	$(11,089,489)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$(0.00)	$(0.57)
Net income (loss) — proforma	$(0.02)	$(0.57)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$(0.00)	$(0.57)
Net income (loss) — proforma	$(0.02)	$(0.57)

Product Liability

      The Company provides reserves for potential product liability defense costs based on estimates determined in consultation with counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable.

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

	Estimated Reserve

Site	October 31, 2002	April 30, 2002

Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,308,000	1,359,000
Tank #15	27,000	27,000
Wildcat	108,000	108,000
Chlorinated Release	298,000	298,000
Academy	444,000	444,000

Total	$4,035,000	$4,086,000

(5)	Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the six months ended October 31, 2002 and 2001, advertising expenses amounted to approximately $1,820,000 and $986,000, respectively.

(6) Self-Insurance Reserves:

      As of October 31, 2002 and 2001, the Company’s subsidiary, Smith & Wesson, had reserves for workers compensation and product liability totaling $10,337,323 and $12,281,032, respectively, of which, $7,487,323 and $10,556,032, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,850,000 and $1,725,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $211,125 and $1,781,724 for the six months ended October 31, 2002 and 2001, respectively.

      Following is a summary of the activity in the workers’ compensation and product liability reserves for the six months ended October 31, 2002 and October 31, 2001:

	October 31, 2002	October 31, 2001

Beginning Balance	$11,090,125	$12,248,197
Provision, net of reserve adjustments	211,125	1,781,724
Payments	(963,927)	(1,748,889)

Ending balance	$10,337,323	$12,281,032

      It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2002 and October 31, 2001, the Company has product liability reserves of approximately $9.2 million and $10.5 million, respectively comprised entirely of expected legal defense costs.

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

      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $904 million are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the six months ended October 31, 2002, the Company paid approximately $.8 million in defense and administrative costs relative to product liability and municipal litigation. In addition, the Company spent $197,500 in aggregate in settlement fees relative to product liability cases.

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

      The Company has reserves of approximately $4.0 million ($3.9 million as non-current) for remediation of the sites referred to above and believes that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable thus making any net present value calculation irrelevant. The Company’s estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts utilizing existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The Company does not have insurance coverage for its environmental remediation costs. The Company has not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained from consultants.

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

(8) Stockholders’ Equity:

Common Stock

      During the six months ended October 31, 2002 and 2001, warrants were exercised as follows:

(a) During May 2001, 750,000 warrants were exercised by affiliates of a related party at $0.80 per share for net proceeds of $600,000. These warrants were granted in relation to the financing of the Melby Note (see Note 3).

(b) During August 2001, the Company issued 6,667 shares of the Company’s common shares to a consultant as part of an employment agreement and hence recorded compensation expense of $9,334.

(c) During September 2001, the Company issued 26,667 shares of the Company’s common shares to a consultant for services rendered and hence recorded compensation expense of $37,334.

(d) During September 2001, the Company issued 500,000 shares of the Company’s common shares to one of the finders in relation to the financing of the Melby Note (see Note 2). These shares were issued to settle the finders fee payable at the time the financing was arranged. A total of $185,000 was charged to interest expense as part of the extinguishment of this debt.

(e) During October 2001, the Company issued 87,000 shares of the Company’s common shares to a consultant for services rendered and hence recorded compensation expense of $121,840.

      The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Six Months Ended			For the Six Months Ended
	October 31, 2002			October 31, 2001

	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount

Basic (loss) per share	$24,960	29,694,556	$(0.00)	$(11,089,489)	19,613,603	$(0.57)
Effect of dilutive stock options	—	4,011,024	(0.00)	—	—	—

Diluted (loss) per share	$24,960	33,705,580	$(0.00)	$(11,089,489)	19,613,603	$(0.57)

      Options and warrants to purchase 300,000 and 19,503,950 shares, respectively, of the Company’s Common Stock were excluded from the October 31, 2002 and 2001 computation of diluted earnings per share because the effect would be antidilutive.

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

Employee Stock Option and Employee Stock Purchase Plans

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors through its Compensation Committee administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the six months ended October 31, 2002 and 2001, the Company granted 590,000 and 1,350,000 options,respectively, under the SOP.

      The number and weighted average exercise prices of options granted under the SOP, for the six months ended October 31, 2002 and 2001 are as follows:

	For the Six Months Ended October 31,

	2002		2001

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding, beginning of year	1,550,000	$0.81	—	—
Granted during the period	590,000	$1.29	1,350,000*	$0.81
Exercised during the period	—	—	—	—
Canceled/forfeited during the period	—	—	—	—

Options outstanding, end of period	2,140,000	$0.94	1,350,000	$0.81

Shares exercisable, end of quarter	656,673		—

*	These options were granted at the close of business on October 31, 2001, therefore no compensation expense under FAS No. 123 has been reflected during the six months ended October 31, 2001.

      A summary of stock options outstanding and exercisable at October 31, 2002 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price

Range of Exercise Prices
$0.81-$0.81	1,550,000	9.26 years	$0.81	516,673	$0.81
$1.18-$1.18	290,000	9.92 years	$1.18	140,000	$1.18
$1.39-$1.39	300,000	9.98 years	$1.39	—	—

$0.81-$1.39	2,140,000	9.45 years	$0.94	656,673	$0.89

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the six months ended October 31, 2002 and 2001, 67,117 and 0 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

      The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized except in the event where options are granted to consultants at below market exercise prices. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in Note 3 under “Stock Options”.

      For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended October 31, 2002 and 2001 was $1.11 and $0.72, respectively. The weighted-average fair value of ESPP shares granted during the six months ended October 31, 2002 was $0.59. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Six Months Ended October 31,

	2002	2001

Stock option grants:
Risk-free interest rate	4.05%	4.26%
Expected life	8.9 years	9.3 years
Expected volatility	92.5%	97.0%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.98%	not applicable
Expected life	5.3 months	not applicable
Expected volatility	88.9%	not applicable
Dividend yield	0%	not applicable

(9) The Restatement:

Overview

      On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/ A, we are restating our previously filed financial statements for each of the three month periods and six month periods ended October 31, 2002 and October 31, 2001 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to S&W’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to S&W’s income tax accounts; and

•	adjustments to other accounts.

Discussion

      The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the three and six months ended October 31, 2002 and 2001 are described within each subsection below:

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

      The effect of these adjustments on our quarterly financial statements for the three months ended October 31, 2001 is to increase net product sales by $1.6 million which includes the $1.2 million sales return error referenced above and increase cost of sales by $1.1 million for the cost of sales related to the sales return and $0.3 million for the cost of freight. This is partially offset by a product liability adjustment of $0.2 million. We are also restating our financial statements for the three months ended October 31, 2002, to increase net product sales by $0.6 million, increase marketing and selling expense by $0.2 million for cooperative advertising and distributor incentives, $0.2 million of other income/expense, and increase cost of goods sold by $0.3 million for the cost of freight.

      The effect of these adjustments on the six months ended October 31, 2001 is to increase net product sales by $1.9 million, which includes the $1.2 million sales return referenced earlier as well as $0.6 million in freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses. Cost of sales has been increased by $2.5 million which includes $1.0 million related to the sales return, $0.8 million relative to the product liability adjustment, $0.3 million in freight costs previously reported as a reduction to sales, and $0.4 million in for inventory and equipment write-offs. For the six months ended October 31, 2002 the effects of the restatement on net product sales was an increase of $1.4 million which, was the freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses.

Product Liability and Environmental Expenses

      We have restated our fiscal year 2002 financial statements to record additional provisions of $2.5 million for environmental remediation and $1.6 million for product liability and accounted for such amounts as adjustments to the May 11, 2001 acquisition balance sheet of Smith & Wesson Corp. We now believe that under generally accepted accounting principles (GAAP) these amounts, aggregating $4.1 million, should have been expensed in 2002 rather than capitalized as increases to purchased assets under FAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, which provides that adjustments of preacquisition contingencies after the end of the allocation period must be included in net income in the period the adjustment is determined. Accordingly, our fiscal year 2002 financial statements were restated to increase cost of goods sold by $1.6 million, to increase environmental expense by $2.5 million and to correspondingly reduce the amount of purchase price allocable to reduce purchased fixed assets and intangibles by $4.1 million.

      The effect of these adjustments for the three months ended October 31, 2001, is to decrease cost of goods sold by $0.2 million to adjust the product liability reserve. The effect of these adjustments on the six months ended October 31, 2001 was to increase cost of goods sold by $0.8 million for product liability and to increase environmental expense by $2.5 million.

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

      For the three and six months ended October 31, 2001, we should have recorded interest expense of $756,145 and $1,768,809 respectively, relating to the Melby note, the Melby warrants and the Melby affiliate warrants compared to interest expense previously recorded of $1.6 million and $3.6 million, respectively.

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

      For the three and six months ended October 31, 2001, we should have recorded interest expense of $236,881 and $480,937 respectively, relating to the finders’ warrants.

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

      Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended October 31, 2001. The liability to one of the finders was settled during the three months ended October 31, 2001 and $60,000 was recognized as interest expense. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht for the three months ended October 31, 2001 results in recognizing a decrease in compensation expense of $12,500.

      For the six months ended October 31, 2001, the Company has recorded $185,000 in interest expense as an extinguishment of debt relative to the difference between the market value and the initial value of the 500,000 shares issued to one of the finders. The Company has also recorded $112,500 as compensation expense for the six months ended October 31, 2001 for the difference between the market value and the initial value of the 375,000 shares due to Mr. Lambrecht.

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

      The impact for the quarter ended October 31, 2001 was to increase income tax expense by $1.7 million to eliminate the previously reported benefit from income tax of $1.7 million and record income tax expense of $17,649.

      For the six months ended October 31, 2001, the impact was to increase income tax expense by $1.9 million to eliminate the previously reported benefit from income tax of $1.8 million and record income tax expense of $35,298.

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

      For the three months ended October 31, 2001, we should have recorded a total of $240,000. These expenses are comprised entirely of additional accounting and legal costs.

      For the six months ended October 31, 2001, we should have recorded $450,000 of additional expense consisting of accounting and legal costs of $275,000 and the workers compensation/ Directors and Officers insurance expense of $175,000.

Other Income/Expense

      We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of debt $187,834 offset by other income including approximately $61,000 of income from the Walther U.S.A. joint venture.

      For the three months ended October 31, 2001, we should have recorded other income of $331,678 substantially comprised of $55,950 for other income related to the Walther joint venture and interest income of $223,750.

      For the six months ended October 31, 2001, we should have recorded other expense of $21,089.

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

      The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended October 31, 2001, is to increase our previously reported net loss by $937,373 to $1,363,377. Additionally, the restatement had minor effects on our financial statements for the three months ended October 31, 2002 resulting in a decrease of our net income for that period of $114,746 to $136,862. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended			Three Months Ended
	October 31, 2002			October 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$23.5	$0.6	$24.1	$19.9	$1.6	$21.5
Cost of Sales	16.6	0.3	16.9	15.8	1.2	17.0
License income	0.3	0.0	0.3	0.3	0.1	0.4
Expenses, including operating expense and other income and expense	6.3	0.4	6.7	4.1	0.3	4.4
Interest Expense, net	0.6	0.1	0.7	2.4	(0.5)	1.9
Income Taxes	0.0	0.0	0.0	(1.7)	1.7	0.0
Net Income (loss) (increase) decrease	0.3	(0.2)	0.1	(0.4)	(1.0)	(1.4)

Earnings per share
Basic	.01	(.01)	0.0	(.02)	(.05)	(.07)
Diluted	.01	(.01)	0.0	(.02)	(.05)	(.07)

	Six Months Ended			Six Months Ended
	October 31, 2002			October 31, 2001

	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated

	(In millions, except per share data)
Net Product Sales	$44.0	$1.4	$45.4	$31.1	$1.9	$33.0
Cost of Sales	31.9	0.4	32.3	26.7	2.5	29.1
License income, net	0.6	0.0	0.6	0.6	0.0	0.6
Expenses, including operating expense and other income and expense	11.1	0.8	11.9	7.9	3.1	11.0
Interest Expense	1.7	0.1	1.8	5.5	(1.1)	4.5
Income Taxes	0.0	0.0	0.0	(1.8)	1.9	0.0
Net (loss) (increase) decrease	0.0 *	0.0 *	0.0	(6.5)*	(4.5)	(11.0)

Earnings per share
Basic	0.0	0.0	0.0	(.35)	(.22)	(.57)
Diluted	0.0	0.0	0.0	(.35)	(.22)	(.57)

* Do not add due to rounding

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

      Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the three months ended October 31, 2001 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — OCTOBER 31, 2002

	As Previously
	Reported	Net Change	Restated

ASSETS
Current assets:
Cash and cash equivalents	$9,859,651	$1,980,827	$11,840,478
Marketable securities	4,729,412	(3,190,522)	1,538,890
Accounts receivable, net of allowance for doubtful accounts of $114,076	12,289,596	135,618	12,425,214
Inventories	18,274,431	(24,001)	18,250,430
Other current assets	4,028,959	(563,396)	3,465,563
Income tax receivable	198,334	(9,768)	188,566

Total current assets	49,380,383	(1,671,242)	47,709,141

Property, plant and equipment, net	9,123,848	(3,599,823)	5,524,025
Intangibles, net	3,350,676	(2,388,595)	962,081
Collateralized cash deposits	21,000,000	1,209,695	22,209,695
Other assets	—	15,996,000	15,996,000

	$82,854,907	$9,546,035	$92,400,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,527,886	(15,503,336)	$5,024,550
Accrued expenses	—	7,348,734	7,348,734
Accrued payroll	—	2,550,271	2,550,271
Accrued taxes other than income	—	1,632,967	1,632,967
Accrued profit sharing	—	494,137	494,137
Deferred revenue	1,598,894	(1,332)	1,597,562
Due to Walther USA, LLC, net	32,953	171,263	204,216

Total current liabilities	22,159,733	(3,307,296)	18,852,437

Notes payable	45,000,000	—	45,000,000

Other non-current liabilities	10,735,221	18,854,781	29,590,002

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 29,750,730 shares issued and outstanding	27,620	2,130	29,750
Additional paid-in capital	16,590,421	(762,961)	15,827,460
Accumulated (deficit)	(11,658,088)	(5,255,792)	(16,913,880)
Accumulated other comprehensive income	—	15,173	15,173

Total stockholders’ equity (deficit)	4,959,953	(6,001,450)	(1,041,497)

	$82,854,907	$9,546,035	$92,400,942

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended:
October 31, 2002

	As Previously
	Reported	Net Change	Restated

Net sales	$23,470,085	$604,646	$24,074,731
License revenue	371,138	44,990	416,128
Cost of goods sold	16,668,328	245,449	16,913,777
Cost of services	—	40,894	40,894

Gross profit	7,172,895	363,293	7,536,188

Operating expenses:
Research and development, net	106,344	212,373	318,717
Selling and marketing	2,445,821	264,265	2,710,086
General and administrative	3,757,357	(94,171)	3,663,186

Total operating expenses	6,309,522	382,467	6,691,989

Income from operations	863,373	(19,174)	844,199

Other income/(expense):
Other income	—	27,308	27,308
Interest income	202,160	(27,370)	174,790
Interest expense	(800,193)	(99,888)	(900,081)

	(598,033)	(99,950)	(697,983)

Income before income taxes	265,340	(119,124)	146,216
Income tax expense	13,732	(4,378)	9,354

Net income	$251,608	$(114,746)	$136,862
Other comprehensive income:
Unrealized gain on marketable securities, net of income tax of $5,967	—	3,169	3,169

Comprehensive income	$251,608	$(111,577)	$140,031

Weighted average number of common equivalent shares outstanding, basic	29,705,499	29,705,499	29,705,499

Net income per share, basic	$0.01	$(0.01)	$0.00

Weighted average number of common equivalent shares outstanding, diluted	33,676,970	33,725,708	33,725,708

Net income per share, diluted	$0.01	$(0.01)	$0.00

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended:
October 31, 2002

	As Previously
	Reported	Net Change	Restated

Net sales	$44,028,847	$1,343,232	$45,372,079
License revenue	646,199	65,677	711,876
Cost of goods sold	31,867,602	448,330	32,315,932
Cost of services	—	63,327	63,327

Gross profit	12,807,444	897,252	13,704,696

Operating expenses:
Research and development, net	301,713	218,561	520,274
Selling and marketing	4,724,105	594,040	5,318,145
General and administrative	6,511,198	(74,828)	6,436,370

Total operating expenses	11,537,016	737,773	12,274,789

Income from operations	1,270,428	159,479	1,429,907

Other income/(expense):
Other income	—	54,059	54,059
Interest income	412,820	(50,257)	362,563
Interest expense	(1,697,006)	(99,888)	(1,796,894)

	(1,284,186)	(96,086)	(1,380,272)

Income/(loss) before income taxes	(13,758)	63,393	49,635
Income tax expense	20,874	3,801	24,675

Net income/(loss)	$(34,632)	$59,592	$24,960
Other comprehensive income:
Unrealized gain on marketable securities, net of income tax of $5,967	—	12,305	12,305

Comprehensive income/(loss)	$(34,632)	$71,897	$37,265

Weighted average number of common equivalent shares outstanding, basic	29,694,556	29,694,556	29,694,556

Net income/(loss) per share, basic	$(0.00)	$0.00	$0.00

Weighted average number of common equivalent shares outstanding, diluted	29,694,556	33,705,580	33,705,580

Net income/(loss) per share, diluted	$(0.00)	$0.00	$0.00

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended October 31, 2002

	As Previously Reported						Restated

					Accumulated						Accumulated
	Common Stock		Additional		Other	Total	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Shares	Amount	Capital	Deficit	Income	Equity

Balance at April 30, 2002	29,683,613	27,552	16,514,646	(11,623,455)	—	4,918,743	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Shares issued under ESPP	67,117	68	75,775			75,843	67,117	67	75,945			76,012
Net income/(loss)for the six month period ended October 31, 2002				(34,633)	—	(34,633)				24,960		24,960
Other comprehensive income				—	—	—					12,305	12,305

Balance at October 31, 2002	29,750,730	$27,620	$16,590,421	$(11,658,088)	$—	$4,959,953	29,750,730	$29,750	$15,827,460	$(16,913,880)	$15,173	$(1,041,497)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Six Months ended:
October 31, 2002

	As Previously
	Reported	Net Change	Restated

Cash flows (used for) operating activities
Net Income/(loss)	$(34,632)	$59,592	$24,960
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	544,201	(130,951)	413,250
Gain on sale of assets	—	(2,870)	(2,870)
Provision for losses on accounts receivable	—	15,000	15,000
Provision for excess and obsolete inventory	—	197,644	197,644
Changes in operating assets and liabilities (increase) decrease in assets and liabilities
Accounts receivable	(360,831)	20,053	(340,778)
Inventories	1,090,644	(183,937)	906,707
Other current assets	(1,959,321)	(59,099)	(2,018,420)
Income tax receivable	—	23,237	23,237
Other assets	—	(92,600)	(92,600)
Increase (decrease) in liabilities:
Accounts payable	(3,520,455)	1,589,869	(1,930,586)
Accrued payroll	—	(584,846)	(584,846)
Accrued profit sharing	—	(325,701)	(325,701)
Accrued taxes other than income	—	(122,892)	(122,892)
Accrued expenses	—	(650,716)	(650,716)
Other non-current liabilities	—	140,227	140,227
Deferred revenue	1,221	(1,333)	(112)
Due from Walther USA, LLC, net	—	(325,137)	(325,137)

Net cash (used for) operating activities	(4,239,173)	(434,460)	(4,673,633)

Cash flows provided by (used for) provided by investing activities:
Payments to acquire marketable securities	—	(523,426)	(523,426)
Proceeds from sale or maturity of marketable securities	2,809,862	(2,809,862)	—
Additions to collateralized cash deposits	—	(982,670)	(982,670)
Payments to acquire patents	(59,272)	(7,830)	(67,102)
Payments to acquire property and equipment	(2,073,584)	429,815	(1,643,769)

Net cash provided by (used for) provided by investing activities	677,006	(3,893,973)	(3,216,967)

Cash flows used for financing activities:
Payments on loans and notes payable, related parties	(357,425)	—	(357,425)
Proceeds from exercise of warrants to acquire common stock	75,842	(75,842)	—
Proceeds from sale of common stock	—	76,012	76,012

Net cash used for financing activities	(281,583)	170	(281,413)

Net decrease in cash and cash equivalents	(3,843,750)	(4,328,263)	(8,172,013)
Cash and cash equivalents, beginning of year	13,703,401	6,309,090	20,012,491

Cash and cash equivalents, end of period	$9,859,651	$1,980,827	$11,840,478

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — OCTOBER 31, 2001

	As Previously
	Reported	Net Change	Restated

ASSETS
Current assets:
Cash and cash equivalents	$34,144,278	$(6,228,425)	$27,915,853
Accounts receivable, net of allowance for doubtful accounts of $94,812	10,843,226	62,140	10,905,366
Inventories	19,145,812	(424,804)	18,721,008
Other current assets	4,815,075	(1,601,836)	3,213,239
Due from Tomkins Corporation	464,500	—	464,500
Due from Walther USA, LLC, net	—	458,374	458,374

Total current assets	69,412,891	(7,734,551)	61,678,340

Property, plant and equipment, net	9,034,250	(6,436,320)	2,597,930
Intangibles, net	4,831,082	(4,065,649)	765,433
Collateralized cash deposits	—	6,228,425	6,228,425
Other assets	5,372	15,486,328	15,491,700

	$83,283,595	$3,478,233	$86,761,828

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$21,105,949	(15,353,720)	$5,752,229
Accrued expenses	—	6,795,206	6,795,206
Accrued payroll	—	2,351,369	2,351,369
Accrued taxes other than income	—	1,518,627	1,518,627
Accrued income taxes	—	21,513	21,513
Finders liability	—	300,000	300,000
Deferred revenue	1,623,858	(1,332)	1,622,526
Note payable, related parties, net of debt issue costs of $1,439,254	3,600,000	558,171	4,158,171
Note payable, Tomkins	10,000,000	—	10,000,000

Total current liabilities	36,329,807	(3,810,166)	32,519,641

Notes payable	30,000,000	—	30,000,000

Deferred Taxes	8,696,318	(8,696,318)	—

Other non-current liabilities	10,164,911	22,130,282	32,295,193

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 19,501,689 shares issued and outstanding	16,914	2,588	19,502
Additional paid-in capital	10,181,286	(1,003,680)	9,177,606
Accumulated (deficit)	(12,105,641)	(5,144,473)	(17,250,114)
Accumulated other comprehensive income	—	—	—

Total stockholders’ equity (deficit)	(1,907,441)	(6,145,565)	(8,053,006)

	$83,283,595	$3,478,233	$86,761,828

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
For the Three Months Ended:
October 31, 2001

	As Previously
	Reported	Net Change	Restated

Net sales	$19,918,682	$1,628,203	$21,546,885
License revenue	258,817	120,872	379,689
Cost of goods sold	15,843,952	1,123,676	16,967,628
Cost of services	—	—	—

Gross profit	4,333,547	625,399	4,958,946

Operating expenses:
Research and development, net	140,580	1,317	141,897
Selling and marketing	2,172,935	31,741	2,204,676
General and administrative	1,758,945	396,120	2,155,065

Total operating expenses	4,072,460	429,178	4,501,638

Income from operations	261,087	196,221	457,308

Other income/(expense):
Other income	—	107,928	107,928
Interest income	214,350	9,400	223,750
Interest expense	(2,613,667)	478,953	(2,134,714)

	(2,399,317)	596,281	(1,803,036)

Loss before income taxes	(2,138,230)	792,502	(1,345,728)
Income tax (benefit) expense	(1,712,226)	1,729,875	17,649

Net loss	$(426,004)	$(937,373)	$(1,363,377)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	—	—	—

Comprehensive loss	$(426,004)	$(937,373)	$(1,363,377)

Weighted average number of common equivalent shares outstanding, basic	18,675,942	20,131,178	20,131,178

Net loss per share, basic	$(0.02)	$(0.05)	$(0.07)

Weighted average number of common equivalent shares outstanding, diluted	18,675,942	20,131,178	20,131,178

Net loss per share, diluted	$(0.02)	$(0.05)	$(0.07)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended:
October 31, 2001

	As Previously
	Reported	Net Change	Restated

Net product sales	$31,154,751	$1,869,885	$33,024,636
License revenue	620,913	17,593	638,506
Cost of goods sold	26,668,435	2,489,393	29,157,828
Cost of services	—	17,593	17,593

Gross profit	5,107,229	(619,508)	4,487,721

Operating expenses:
Research and development, net	284,257	5,363	289,620
Selling and marketing	3,629,106	179,129	3,808,235
General and administrative	4,479,160	408,579	4,887,739
Environmental expense	—	2,500,000	2,500,000

Total operating expenses	8,392,523	3,093,071	11,485,594

(Loss) from operations	(3,285,294)	(3,712,579)	(6,997,873)

Other income/(expense):
Other (expense)	—	(21,089)	(21,089)
Interest income	472,357	14	472,371
Interest expense	(5,570,603)	1,063,003	(4,507,600)

	(5,098,246)	1,041,928	(4,056,318)

(Loss) before income taxes	(8,383,540)	(2,670,651)	(11,054,191)
Income tax (benefit) expense	(1,837,226)	1,872,524	35,298

Net (loss)	$(6,546,314)	$(4,543,175)	$(11,089,489)
Other comprehensive income:	—	—	—

Comprehensive (loss)	$(6,546,314)	$(4,543,175)	$(11,089,489)

Weighted average number of common equivalent shares outstanding, basic	18,529,192	19,613,603	19,613,603

Net (loss) per share, basic	$(0.35)	(0.22)	$(0.57)

Weighted average number of common equivalent shares outstanding, diluted	18,529,192	19,613,603	19,613,603

Net (loss) per share, diluted	$(0.35)	$(0.22)	$(0.57)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2001

	As Previously Reported

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at April 30, 2001	17,931,355	$15,800	$4,187,500	$(5,559,327)	—	$(1,356,027)
Issuance of warrants for services related to debt financing			5,000,000			5,000,000
Common stock issued to settle liabilities	500,000	500	249,500			250,000
Exercise of warrants	750,000	527	599,473			600,000
Issuance of common stock for services	87,000	87	144,813			144,900
Net (loss)for the six month period ended October 31, 2001				(6,546,314)		(6,546,314)
Other comprehensive income					—

Balance at October 31, 2001	19,268,355	$16,914	$10,181,286	$(12,105,641)	—	$(1,907,441)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Restated

	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)	—	$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000			3,189,000
Common stock issued to settle liabilities	500,000	500	434,500			435,000
Exercise of warrants	750,000	750	599,250			600,000
Issuance of common stock for services	120,334	121	168,387			168,508
Net (loss)for the six month period ended October 31, 2001				(11,089,489)		(11,089,489)
Other comprehensive income					—	—

Balance at October 31, 2001	19,501,689	$19,502	$9,177,606	$(17,250,114)	—	$(8,053,006)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Six Months ended:
October 31, 2001

	As Previously
	Reported	Net Change	Restated

Cash flows (used for) provided by operating activities
Net (loss)	$(6,546,314)	$(4,543,175)	$(11,089,489)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	546,549	(378,494)	168,055
Provision for losses on accounts receivable	—	13,950	13,950
Provision for excess and obsolete inventory	—	1,634,472	1,634,472
Debt discount amortization to interest expense	—	1,882,809	1,882,809
Amortization of debt issue costs to interest expense	—	480,937	480,937
Income tax benefit	(1,819,634)	1,819,634	—
Loss on Finder’s liability settled in stock	—	185,000	185,000
Stock compensation for services	110,900	57,608	168,508
Interest expense, including debt issue costs and beneficial conversion feature	3,600,000	(3,600,000)	—
Compensation expense settled in stock	—	112,500	112,500
Changes in operating assets and liabilities (increase) decrease in assets and liabilities:
Accounts receivable	(3,105,805)	(76,090)	(3,181,895)
Inventories	5,134,826	(1,209,668)	3,925,158
Other current assets	2,651,246	(4,536,607)	(1,885,361)
Due from Tomkins	—	7,235,000	7,235,000
Due from Walther USA, LLC, net	—	190,610	190,610
Income tax receivable	—	—	—
Other assets	—	(1,305,168)	(1,305,168)
Increase (decrease) in liabilities:
Accounts payable	(1,773,857)	3,699,791	1,925,934
Accrued payroll	—	(1,470,480)	(1,470,480)
Accrued income taxes	—	21,513	21,513
Finders liability	—	300,000	300,000
Accrued taxes other than income	—	146,677	146,677
Accrued expenses	—	(6,131,127)	(6,131,127)
Other non-current liabilities	—	8,340,007	8,340,007
Deferred revenue	11,152	(1,333)	9,819

Net cash (used for) provided by operating activities	(1,190,937)	2,868,366	1,677,429

Cash flows provided by investing activities:
Net cash and cash equivalents acquired from business combination	28,598,168	20,000,000	48,598,168
Cash portion of acquisition	—	(5,000,000)	(5,000,000)
Proceeds from loans receivable and certificate of deposit	7,385,000	(7,385,000)	—
Additions to collateralized cash deposits	—	(1,078,425)	(1,078,425)
Payments to secure financing	—	(362,500)	(362,500)
Payments to acquire property and equipment	(817,063)	(270,866)	(1,087,929)

Net cash provided by investing activities	35,166,105	5,903,209	41,069,314

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, unrelated parties	(500,000)	—	(500,000)
Proceeds from notes payable, related parties	—	5,000,000	5,000,000
Payment on notes payable, Tomkins	—	(20,000,000)	(20,000,000)
Proceeds from exercise of warrants to acquire common stock	600,000	—	600,000

Net cash provided by (used for) financing activities	100,000	(15,000,000)	(14,900,000)

Net increase in cash and cash equivalents	34,075,168	(6,228,425)	27,846,743
Cash and cash equivalents, beginning of year	69,110	—	69,110

Cash and cash equivalents, end of period	$34,144,278	$(6,228,425)	$27,915,853

(10)	Subsequent Events:

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

      On December 5, 2003, Messrs. Saltz and Melby resigned respectively as CEO/ Chairman and as President/ COO of the Company and entered into Severance Agreements with the Company. Each of them will continue to serve as members of the Board of Directors. The Severance Agreements provide them with the salary plus certain benefits they were receiving at the time of resignation through December 31, 2004. Also, the Company has agreed to provide them with a secretary and an office at comparable square footage to their existing personal offices and rent per square foot as being paid by the Company in December 2003 for its corporate headquarters office at a location which is not in the same building as the corporate headquarters. Messrs. Saltz and Melby also agreed that at all votes of shareholders of the Company on or before December 31, 2005, they would not directly or indirectly cause or permit any shares beneficially owned by either of them to be voted for any person other than the nominees recommended by the Nominating Committee of the Board of Directors of the Company and nominated by the Board of Directors in the Company’s proxy statements. The foregoing voting obligations shall not apply if either Mr. Saltz or Mr. Melby is not recommended by the Nominating Committee to be nominated to stand for election to the Board of Directors by the shareholders.

      Effective December 31, 2003, Corey Lambrecht was removed from his duties as Executive Vice President. The Company is presently in discussion with Mr. Lambrecht regarding the terms of his separation.

SMITH & WESSON CORP. and Subsidiary (the Predecessor)

PREDECESSOR FINANCIAL STATEMENTS (UNAUDITED)

      The financial statements of Smith & Wesson Corp. are presented as of April 28, 2001 and for the thirteen day period ended May 11, 2001. They are presented for Smith & Wesson Corp. (SW) as predecessor to Smith & Wesson Holding Corporation. The Company has previously filed, on Form 8K/ A dated July 30, 2001 Balance Sheet of the predecessor SW as of April 28, 2001 from which the accompanying Balance Sheet has been derived. SW was acquired by the Company on May 11, 2001.

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

SMITH & WESSON CORP and Subsidiary

CONSOLIDATED BALANCE SHEET — April 28, 2001

ASSETS
Current assets:
Cash and cash equivalents	$972,745
Accounts receivable, net of allowance for doubtful accounts of $281,450	7,912,080
Inventories	8,696,698
Due from Tomkins	58,904,233
Other current assets	1,519,193
Due from Walther USA, LLC, net	626,343

Total current assets	78,631,292

Property, plant and equipment, net	21,957,552
Intangibles, net	15,685,000
Collateralized cash deposits	5,150,000
Other assets	13,991,700

$135,415,544

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$6,018,861
Accrued payroll	2,761,548
Accrued taxes other than income	1,516,535
Accrued expenses	9,243,813
Deferred revenue	1,616,378

Total current liabilities	21,157,135

Notes payable	73,830,000
Deferred tax liability	3,016,990
Other non-current liabilities	24,559,186

Stockholders’ equity:
Common stock, $.01 par value, 800 shares issued and outstanding	8
Additional paid-in capital	70,923,721
Accumulated deficit	(58,070,144)
Other comprehensive loss	(1,352)

Total stockholders’ equity	12,852,233

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

      On May 11, 2001, Saf-T-Hammer Corporation (the “Parent”) purchased all of the outstanding stock of the Smith & Wesson Corp. for $15,000,000 (See Note 12 “Subsequent Events”).

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

(2) Summary of Significant Accounting Policies

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(7) Related Party Transactions:

      Loans receivable, Tomkins balances as of April 28, 2001 amounted to $58,904,233, is uncollateralized, due on demand and bears interest at LIBOR minus 1 percent per annum. Immediately prior to the Acquisition on May 11, 2001, Tomkins repaid the entire balance except for $7,699,500, of which $464,500 will be collected within a year and the remaining balance was held as a collateral for (a) open letters of credit on behalf of the Company by Tomkins in the amount of $2,235,000 and (b) a bond for $5,000,000 for the Company’s workers’ compensation fund on behalf of the Company by Tomkins. During May 2001, the Company collected $5,000,000 and expects to collect an additional $2,235,000 in July 2001, upon the expiration of the open letters of credit. The Company paid $20,000,000 of its indebtedness under the Tomkins Note on May 11, 2001 immediately after its acquisition by Saf-T-Hammer Corporation.

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with its April 30 year end. The members of Walther USA, LLC have chosen December 31 as it fiscal year end. A summary of the transactions with Walther USA, LLC is as follows:

Period Ended
April, 28, 2001

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SMITH & WESSON CORP. and Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of Smith & Wesson Holding Corporations’s results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined, and the terms “holding company” and “parent company” refer to Smith & Wesson Holding Corporation while the references to “S&W” refer to Smith & Wesson Corp.

Forward Looking Statements

      This report on Form 10-QSB/A contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forwarding-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth in the risk factors contained herein as well as in the Company’s Form 10-KSB for the year ended April 30, 2003.

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

Product Liability

      The Company provides reserves for potential product liability defense costs based on estimates determined in consultation with counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero.

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

Results of Operations

      During the restatement of our financial statements for the fiscal year ended April 30, 2002, we determined net sales increased by approximately $2.8 million. The increase was due to reclassification of $1.6 million in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly recorded for returned product in the amount of $1.2 million. Finally, there was approximately $110,000 in merchandise returned for which credits had not been recorded until fiscal year 2003 that should have been recorded in fiscal year 2002. These adjustments, along with others (See Item I — Restatement), impact our quarterly financial statements in both fiscal years 2003 and 2002. The impact of these adjustments that affect the three months ended October 31, 2002 and 2001 are discussed below.

Net Product Sales

      Net product sales for the three months ended October 31, 2002 were $24,074,731(restated) compared to net product sales of $21,546,885(restated) for the same three months ended October 31, 2001. Net product sales for the six months ended October 31, 2002 were $45,372,079(restated) compared to net product sales of $33,024,636 (restated) for the same three months ended October 31, 2001.

      Net product sales for the three months and six months ended October 31, 2002 increased by approximately $604,646 and $1,343,232, respectively, as a result of the restatement due to $604,646 and $1,232,585, respectively, in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly issued for product that had been returned in the amount of $110,000. Net product sales for the three and six months ended October 31, 2001 increased by approximately $1,628,203 and $1,869,885, respectively, as a result of the restatement. This increase was due to sales return recorded in error as well as a reclassification of promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively.

      For the three and six months ended October 31, 2002, firearms sales increased by $1.1 million and $9.7 million, respectively, as domestic sales continued to recover from the effects of the boycott that had taken place in the year prior to acquisition. The Company began the exclusive distribution of Walther products in the United States in January 2002. Sales of Walther products were $2.6 million and $5.2 million, respectively, in the three and six months ended October 31, 2002. The sales increase also resulted from aggressive promotional efforts at the dealer level aimed at re-establishing Smith & Wesson shelf space with many of the dealers that had discontinued carrying S&W product during the boycott period. Total units sold in the three and six months ended October 31, 2002 increased approximately 14.6% and 52.4%, respectively, over the same periods ending October 31, 2001, or approximately 57,000 units as compared to 50,000 units and approximately 109,000 units as compared to 72,000 units, respectively.

Net Licensing Revenue

      Net licensing revenues for the three and six months ended October 31, 2002 were $375,234 (restated) and $648,549, respectively, compared to net licensing revenues of $379,689 (restated) and $620,913 for the same periods ended October 31, 2001. Substantially, all of the increase in net licensing revenues growth is attributable to growth in royalties received from existing licensees.

Gross Profit

      Gross profit for the three months ended October 31, 2002 was $7,536,188 (restated), representing an increase of $2,577,242 or 52.0% over the gross profit of $4,958,946 (restated) for the three months ended October 31, 2001. Gross profit for the six months ended October 31, 2002 was $13,704,696 (restated), representing an increase of $9,216,975 or 205.4% over the gross profit of $4,487,721(restated) for the six months ended October 31, 2001. Gross profit as a percentage of net sales (“gross profit margin”) for the three months ended October 31, 2002 was 30.8% (restated), compared to the gross profit margin of 22.6% (restated) for the same period ended October 31, 2001. Gross profit as a percentage of net sales (“gross profit margin”) for the six months ended October 31, 2002 was 29.7% (restated), compared to the gross profit margin of 13.3% (restated) for the same period ended October 31, 2001.

      The increase in gross profit margin in the three and six months ended October 31, 2002 was primarily the result of: (i) the increased sales volume as a result of promotional efforts targeted at capturing additional shelf space at the retail level, and (ii) increased production levels to meet the higher demand, without significant cost increases to the manufacturing cost structure. Management believes that increasing the presence of S&W products at the retail level will provide a significant opportunity to strengthen its position within the consumer market, continue revenue growth and allow for improved profit margins on firearm sales.

Research and Development

      The Company incurred $318,717 (restated), net of expense reimbursement from the National Institute of Justice of approximately $318,139, of research and development costs during the three months ended October 31, 2002 as compared to net expenses of $141,897 (restated) during the same three month period ended October 31, 2001, representing an increase of 124.6%. The Company incurred $520,274 (restated), net of expense reimbursement from the National Institute of Justice of approximately $393,803, of research and development costs during the six months ended October 31, 2002 as compared to net expenses of $289,620 (restated) during the same six month period ended October 31, 2001, representing an increase of 79.6%. These costs relate to an ongoing effort by S&W to develop technology to introduce “authorized user only handguns.”

Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (SG&A) for the three and six months ended October 31, 2002 were $6,373,272 (restated) or 26.0% and $11,754,515 (restated) or 25.5%, respectively, of net product sales and licensing revenues compared to $4,359,741 (restated) or 19.9% and $8,695,974 (restated) or 25.8%, respectively, of net product sales and licensing revenues for the three and six months ended October 31, 2001.

      During the three months ended October 31, 2002, SG&A incurred by S&W was $5,673,262(restated), or 89.0% of total SG&A and the Company’s corporate SG&A was $700,010 (restated) or 11.0% of total SG&A. S&W SG&A includes, but is not limited to, selling and marketing employee remuneration of $0.9 million, advertising expense of $0.9 million, general and administrative employee remuneration of $1.0 million, and professional fees of $0.3 million. During the six months ended October 31, 2002, SG&A incurred by S&W was $10,563,727 (restated), or 89.9% of total SG&A and the Company’s corporate SG&A was $1,190,788 (restated) or 10.1% of total SG&A. S&W SG&A includes, but is not limited to, selling and marketing employee remuneration of $1.7 million, advertising expense of $1.8 million, general and administrative employee remuneration of $2.0 million, and professional fees of $0.8 million. Corporate SG&A, for the three months ended October 31, 2002, increased $536,010 or 326.8% from the same three month period ended October 31, 2001. Corporate SG&A, for the six months ended October 31, 2002, increased $406,213 or 82.8% from the same six month period ended October 31, 2001. The changes in corporate SG&A are due primarily to increased staffing relative to the licensing and technology units of the business.

Environmental Expense

      Environmental expense for the six months ended October 31, 2001 was $2.5 million all of which occurred in the first quarter of fiscal year 2002. (See Part I — Restatement — Product Liability and Environmental Expenses.) This additional expense, all of which is recorded during this first quarter of fiscal year 2002, is shown separately on the October 31, 2001 restated Consolidated Statement of Operations.

Other Income/Expense

      Other income, exclusive of interest expense, for the three and six month periods ended October 31, 2002 were $202,098 (restated) and $416,622 (restated), respectively, as compared to other income of $331,678 (restated) and $451,282, respectively, in the same periods ended October 31, 2001.

Interest Expense

      Interest expense for the three and six months ended October 31, 2002 was $900,081 and $1,796,894, respectively, as compared to $2,134,714 (restated) and $4,507,600 (restated), respectively, for the same periods in 2001. The decrease in interest expense is attributable to amortization of debt issue costs related to the $5.0 million of the acquisition financing. Also, in March of 2002, we refinanced $15.0 million in acquisition related short-term debt through a commercial bank loan at a rate of 5.85%. The short-term debt had been comprised of two notes: 1) a $5.0 million acquisition loan with an interest rate of 12.0% per annum, and 2) a $10.0 million one-year note payable to the seller with an interest rate of 9.0% per annum.

      S&W also has a $30.0 million note payable to Tomkins, which also bears an interest rate of 9.0% per annum, and incurred interest expense amounting to approximately $675,000 and $1,350,000 , respectively, during the three and six month periods ended October 31, 2002. The remaining interest expense arose from the commercial bank loan, bank charges for letters of credit and a related party loan. The change in interest expense from the previously reported figure is due to adjustments to non-cash interest expense principally due to the lowest accretion of debt discount as a result of the restatement. (See Part I — Restatement — Melby Financing; Interest Expense and Compensation Expense Adjustments) During the three months ended October 31, 2001, we incurred $993,026 of interest expense for amortization of debt discount and debt issuance costs related to warrants and $60,000 in interest expense for the excess of the market value of the 500,000 shares of stock to be issued over the original amount of the obligation to one of the finders in lieu of his $250,000 finder’s fee.

Income Before Income Taxes

      Net income before income taxes decreased $1,491,944 from a loss of $1,345,728 (restated) for the three months ended October 31, 2001 to income of $146,216 for the three months ended October 31, 2002. Net income before income taxes increased $11,103,826 from a loss of $11,054,191 (restated) for the six months ended October 31, 2001 to income of $49,635 for the six months ended October 31, 2002.

Income Taxes

      Income tax expense for the three and six months ended October 31, 2002 was $9,354 and $24,675, respectively, as compared to $17,649 and $35,298 (restated) for the same three and six month period ended October 31, 2001, respectively. This provision is a current provision to record state income taxes.

      We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. As of April 30, 2002, we had a federal and state valuation allowance established against our deferred tax assets equal to the amount deferred tax assets exceeded deferred tax liabilities of $13.4 million (restated) and $1.4 million (restated) respectively. For the three and six month periods ended October 31, 2002 we have recorded valuation allowances to offset first and second quarter income tax benefits from operations to maintain a valuation allowance equal to the amount deferred tax assets exceed deferred tax liabilities.

      SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Our cumulative losses in recent years represented sufficient negative evidence to require a valuation allowance. Therefore, we have maintained a full valuation allowance against deferred tax assets in excess of deferred tax liabilities as of October 31, 2002. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Net Income/(Loss)

      Net income for the three and six months ended October 31, 2002 were $136,862 and $24,960, respectively, or basic and diluted net income per share of $0.0 and $0.0, respectively, compared to net loss of $1,363,377 or basic and diluted net loss per share of $.07 and $11,089,489 or basic and diluted net loss per share of $.57, respectively, for the same periods in 2001.

Liquidity and Capital Resources

      The Company’s principal ongoing cash requirements are to finance the production of its manufactured products and to fund the following: develop advanced technology products, grow its trademark licensing program, develop its new catalog sales program and meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding company level which had approximately $4.4 million of investment capital available to it as of October 31, 2002, for these initiatives as well as for its working capital requirements. Manufactured products and other areas of growth are financed by the operations and working capital of S&W.

      The Company is incurring significant legal and accounting costs relating to the restatement of the financial statements for the fiscal year ended April 30, 2002, the restatement of the quarters in fiscal year 2002, the SEC investigation and severance agreements with certain former officers, entered into in December 2003. As a result of these costs, we expect to record significant expenses in the third fiscal quarter of 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

      The Company had cash, cash equivalents and short-term investments of approximately $35.6 million at October 31, 2002. Of this amount, approximately $22.2 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

      The Company utilized approximately $4.7 million (restated) of net cash in operating activities during the six months ended October 31, 2002 compared to cash provided by operating activities of approximately $1.7 million (restated) during the six months ended October 31, 2001. The decrease of net cash in operating activities during the six months ended October 31, 2003 is due substantially to the $7.2 million received from Tomkins Corporation as part of the acquisition during the same period the previous year.

      Net cash utilized by investing activities was approximately $3.2 million (restated) during the six months ended October 31, 2002 compared to cash provided by investing activities of approximately $41.1 million (restated) during the six months ended October 31, 2001. Substantially all of the cash for investing activities in the current period related to the acquisition of marketable securities cash to collateralize outstanding letters of credit and various machinery and equipment.

      Net cash used for financing activities was approximately $.3 million during the six months ended October 31, 2002 compared to approximately $14.9 million (restated) during the six months ended October 31, 2001. All of the cash used for financing activities in the current period relates to payment on the related party note.

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

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the three months ended October 31, 2002 and October 31, 2001, the Company incurred product liability expense of approximately $216,000 and a credit of $46,000, respectively. During the six months ended October 31, 2002 and October 31, 2001, the Company incurred product liability expense of approximately $74,000 and $1,000,000, respectively.

      Since it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of management, after consultation with its litigation counsel, it is uncertain whether any ongoing litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company or a material impact on the Company’s financial results for a particular period.

      The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of October 31, 2002, the Company has reserves of approximately $4.0 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

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

Risk Factors

      In addition to the other information contained in this quarterly report, the reader should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

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

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding, and have received confirmation that the HUD Settlement will not be enforced, but can provide no assurance that a court would not rule otherwise, as the HUD Settlement has not been formally rescinded.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp. We must begin to repay the principal on one of our loans in April 2004.

•	We are expanding our technology, licensing and catalog operations. All of these areas are highly competitive and subject to changes in demand.

•	Our two significant notes contain covenants and the preemptive rights held by Colt Melby could limit our discretion with respect to various business matters.

•	Cost of insurance for all firearms manufacturers continue to increase and we have been impacted by those increases.

•	We continue our efforts to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures may be more advantageous than ours.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future, making our reserves of approximately $4.0 million inadequate.

•	We depend on outside suppliers and vendors for our raw materials and other supplies.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German supplier.

•	We are exposed to currency risk from foreign exchange rate fluctuations in connection with inventory we purchase from a European supplier. If the U.S. dollar continues to weaken and our hedging arrangements do not provide adequate protection, we could experience additional expenses on inventory we purchase annually from the European supplier.

PART II:     OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K:

None

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