Form 10-Q
period 2003-07-31
SMITH & WESSON HOLDING CORP
filed 2004-01-09
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31552

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14500 North Northsight, Suite 116, Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

(Registrant’s telephone number, including area code):

(480) 949-9700

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	American Stock Exchange

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          The registrant had 30,761,380 common shares, par value $0.001, outstanding at January 7, 2004.

EXPLANATORY NOTE

      We have restated our previously filed fiscal year 2002 financial statements as set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003. Contemporaneously with the filing of this quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2003, we have filed an amendment on Form 10-QSB/A to our quarterly report for the corresponding fiscal quarter ended July 31, 2002, which summarizes certain effects of the restatement, identifies certain recent events and amends certain items contained in our previously filed quarterly report, as further described therein.

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of:

	July 31, 2003	April 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,145,269	$12,182,010
Marketable securities	1,562,899	1,580,440
Accounts receivable, net of allowance for doubtful accounts of $111,861 on July 31, 2003 and $107,552 on April 30, 2003	12,904,350	14,908,839
Inventories	16,362,346	15,599,305
Other current assets	7,943,987	8,097,862
Deferred income taxes	3,857,484	3,932,081
Income tax receivable	163,563	175,331

Total current assets	51,939,898	56,475,868

Property, plant and equipment, net	7,475,182	7,135,073
Intangibles, net	316,226	310,333
Collateralized cash deposits	21,372,967	21,513,000
Notes receivable	1,102,639	1,000,000
Deferred income taxes	9,094,525	9,308,893
Other assets	8,670,162	10,789,522

	$99,971,599	$106,532,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,839,634	$8,009,513
Accrued expenses	11,735,593	12,127,323
Accrued payroll	2,579,761	2,996,890
Accrued taxes other than income	1,645,532	1,616,607
Accrued profit sharing	2,100,652	1,620,928
Deferred revenue	197,220	212,787
Current portion of notes payable	1,072,766	92,278

Total current liabilities	24,171,158	26,676,326

Notes payable	40,927,234	42,907,722

Other non-current liabilities	19,251,589	21,918,798

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Common stock, $.001 par value, 100 million shares authorized, 30,629,628 shares on July 31, 2003 and 30,619,628 shares on April 30, 2003 issued and outstanding	30,630	30,620
Additional paid-in capital	16,265,898	16,247,108
Accumulated (deficit)	(690,113)	(1,275,361)
Accumulated other comprehensive income	15,203	27,476

Total stockholders’ equity	15,621,618	15,029,843

	$99,971,599	$106,532,689

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended:

	July 31, 2003	July 31, 2002

Net product sales	$28,792,856	$21,297,348
License revenue	423,303	295,748
Cost of goods sold	20,261,720	15,402,155
Cost of services	—	22,433

Gross profit	8,954,439	6,168,508

Operating expenses:
Research and development, net	328,618	201,557
Selling and marketing	2,956,901	2,608,059
General and administrative	3,319,708	2,773,184

Total operating expenses	6,605,227	5,582,800

Income from operations	2,349,212	585,708

Other income/(expense):
Other income/(expense)	(679,620)	26,751
Interest income	96,671	187,773
Interest expense	(851,813)	(896,813)

	(1,434,762)	(682,289)

Income/(loss) before income taxes	914,450	(96,581)
Income tax expense	329,202	15,321

Net income/(loss)	$585,248	$(111,902)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax (benefit) expense of $(6,903) and $0 respectively	(12,273)	9,136

Comprehensive income/(loss)	$572,975	$(102,766)

Weighted average number of common equivalent shares outstanding, basic	30,620,389	29,683,613

Net income/(loss) per share, basic	$0.02	$(0.00)

Weighted average number of common equivalent shares outstanding, diluted	36,350,802	29,683,613

Net income/(loss) per share, diluted	$0.02	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended July 31, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance at April 30, 2003	30,619,628	$30,620	$16,247,108	$(1,275,361)	$27,476	$15,029,843
Exercise of options	10,000	10	18,790			18,800
Net income for the three months ended July 31, 2003				585,248		585,248
Other comprehensive (loss)					(12,273)	(12,273)

Balance at July 31, 2003	30,629,628	$30,630	$16,265,898	$(690,113)	$15,203	$15,621,618

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended:

	July 31, 2003	July 31, 2002

Cash flows used for operating activities:
Net income/(loss)	$585,248	$(111,902)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Amortization and depreciation	344,634	197,842
Gain on sale of assets	(6,277)	(2,870)
Provision for losses on accounts receivable	7,900	7,500
Provision for excess and obsolete inventory	533,928	145,610
Stock compensation for services	9,700	—
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	1,996,589	1,857,961
Inventories	(1,296,969)	532,868
Other current assets	153,875	(2,608,437)
Income tax receivable	11,768	8,390
Note receivable	(102,639)	—
Deferred income taxes	288,965
Other assets	2,119,360	(92,600)
Increase (decrease) in liabilities:
Accounts payable	(3,172,279)	(3,365,305)
Accrued payroll	(417,129)	(710,599)
Accrued profit sharing	479,724	167,076
Accrued taxes other than income	28,925	(102,524)
Accrued expenses	(391,730)	(853,193)
Other non-current liabilities	(2,667,209)	568,087
Deferred revenue	(15,567)	27,778
Due to Walther USA, LLC, net	—	(74,419)

Net cash used for operating activities	(1,509,183)	(4,408,737)

Cash flows (used for) investing activities:
Payments to acquire marketable securities	—	(515,002)
Proceeds from marketable securities	5,268	—
Reductions in (additions to) collateralized cash deposits	140,033	(133,150)
Payments to acquire patents	(11,196)	(40,214)
Proceeds from sale of property and equipment	7,560	—
Payments to acquire property and equipment	(680,723)	(588,947)

Net cash used for investing activities	(539,058)	(1,277,313)

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	(1,000,000)	—
Payments on loans and notes payable, related parties	—	(357,425)
Proceeds from exercise of stock options to acquire common stock	11,500	—

Net cash used for financing activities	(988,500)	(357,425)

Net decrease in cash and cash equivalents	(3,036,741)	(6,043,475)
Cash and cash equivalents, beginning of year	12,182,010	20,012,491

Cash and cash equivalents, end of period	$9,145,269	$13,969,016

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2003 and 2002

(1)	Basis of Presentation:

      The consolidated balance sheet as of July 31, 2003, the consolidated statements of operations and cash flows for the three months ended July 31, 2003 and 2002 and the changes in stockholders’ equity for the three months ended July 31, 2003, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations, changes in stockholders’ equity and cash flows at July 31, 2003 and for the periods presented, have been included. All significant intercompany transactions have been eliminated.

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

Organization

      Smith & Wesson Holding Corporation (the “Company”) was incorporated on June 17, 1991 in the State of Nevada as De Oro Mines, Inc. The Company’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was a development stage company primarily engaged in the business of developing mining properties. During 1992, De Oro transferred its remaining assets, settled its liabilities and remained dormant until 1996.

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

The Acquisition:

      Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins and Smith & Wesson Holding Corporation, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson Corp. (“Smith & Wesson”). As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15,000,000 (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million (See the “Melby Loan”) of which was paid at closing in cash;

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year; and

•	A receivable of $464,500 due from Tomkins to the Company.

(4)	Stock Options:

      As described in Note 9, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements except in the event options are granted to consultants or other non-employees, at below market exercise prices.

      The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the Three Months
	Ended July 31,

	2003	2002

Net Income (loss) — as reported	$585,248	$(111,902)
Common stock issued in exchange for services, net of tax	6,208	—
Compensation expense, as determined under the Black Scholes option pricing model, net of tax	(135,179)	(186,049)
Net Income (loss) — proforma	$456,277	$(297,951)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$0.02	$(0.00)
Net income (loss) — proforma	$0.01	$(0.01)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$0.02	$(0.00)
Net income (loss) — proforma	$0.01	$(0.01)

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the requirements which were originally required in all financial statements issued after January 31, 2003 have been deferred until the first interim or annual reporting period ending after March 15, 2004, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(5)	Inventory:

      A summary, stated at lower of cost or market, is as follows:

	July 31, 2003	April 30, 2003

Finished goods	$5,550,790	$4,626,363
Finished parts	8,101,990	8,162,006
Work in process	1,764,419	1,897,668
Raw materials	945,147	913,268

	$16,362,346	$15,599,305

(6)	Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the three months ended July 31, 2003 and 2002, advertising expenses amounted to approximately $1,074,000 and $883,000, respectively.

(7)	Self-Insurance Reserves:

      As of July 31, 2003 and April 30, 2003, the Company’s subsidiary Smith & Wesson had reserves for workers compensation and product liability totaling approximately $7,285,404 and $7,852,119, respectively, of which, $4,885,404 and $5,752,119, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,400,000 and $2,100,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged or credited to expense were $310,928 and $(262,065) for the three months ended July 31, 2003 and for the year ended April 30, 2003, respectively.

      It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2003 and April 30, 2003, the Company has product liability reserves of approximately $6.5 million and $7.2 million, respectively, comprised entirely of expected legal defense costs.

(8)	Commitments and Contingencies:

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

      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $904 million at July 31, 2003, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the three months ended July 31, 2003, the Company paid $0.8 million in defense and administrative costs relative to product liability and municipal litigation. During this period, the Company had no expense in settlement fees relative to product liability cases.

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

Environmental Remediation

      The Company is subject to numerous federal, state and local laws, which regulate the discharge of materials into, or otherwise relate to the protection of the environment. These laws have required, and are expected to continue to require, the Company to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to the Company’s operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

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

      This property is excess land adjacent to the Company’s manufacturing and office facility. The 85 acres includes three of S&W’s five previously disclosed release areas which have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which requires the SRA to complete remediation of the property. S&W has not revised its environmental reserve but will monitor the progress of the SRA in the remediation and development of the property. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow the Company to review its environmental reserve to determine if a reduction is appropriate. This possible reduction could have a significant impact on the Company’s earnings for the period in which such reduction is made.

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

      Other Agreements — The Company has various distribution agreements with various third parties in the ordinary course of business.

(9)	Stockholders’ Equity:

Common Stock

      During the three months ended July 31, 2003 and 2002, stock options were exercised as follows:

      In July 2003, the Company issued 10,000 shares of common stock having a market value of $18,800 to an unrelated third party upon the exercise of options with an underlying value of $11,500. The difference was recorded as consulting expense.

      The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Three Months Ended July 31, 2003			For the Three Months Ended July 31, 2002

	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount

Basic income (loss) earnings per share	$585,248	30,620,389	$0.02	$(111,902)	29,683,613	$(0.00)
Effect of dilutive stock options	—	5,730,413	0.00	—	—	—

Diluted income (loss) earnings per share	$585,248	36,350,802	$0.02	$(111,902)	29,683,613	$(0.00)

      Options to purchase 65,000 shares of the Company’s Common Stock were excluded from the July 31, 2003 computation of diluted earnings per share because the average exercise price was greater than the average market price of the common shares at the end of the period. The effect of all options and warrants to purchase 12,559,450 of the Company’s common stock were excluded from the July 31, 2002 computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Employee Stock Option and Employee Stock Purchase Plans

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors through its Compensation Committee administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the three months ended July 31, 2003 and 2002, the Company granted 30,000 and no options under the SOP, respectively.

      The number and weighted average exercise prices of options granted under the SOP, for the three months ended July 31, 2003 and 2002 are as follows:

	For the Three Months Ended July 31,

	2003		2002

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding, beginning of quarter	2,542,500	$1.10	1,550,000	$0.81
Granted during the quarter	30,000	$1.53	—	—
Exercised during the quarter	(10,000)	$1.15	—	—
Cancelled/forfeited during the quarter	0	—	—	—

Options outstanding, end of quarter	2,562,500	$1.11	1,550,000	$0.81

Shares exercisable, end of quarter	1,127,507		—

      A summary of stock options outstanding and exercisable at July 31, 2003 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price

Range of Exercise Prices
$0.81 – $0.81	1,350,000	8.55 years	$0.81	450,007	$0.81
$1.18 – $1.54	1,142,500	9.43 years	$1.41	662,500	$1.47
$1.69 – $2.04	70,000	9.49 years	$1.95	15,000	$1.72

$0.81 – $2.04	2,562,500	8.97 years	$1.11	1,127,507	$1.21

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the three months ended July 31, 2003 and 2002, no shares were purchased under the ESPP out of a total authorized of 10,000,000 shares.

      The Company applies APB 25 in accounting for its stock compensation plans, under which no compensation cost has been recognized except in the event options are granted to consultants or other non-employees, at below market exercise prices. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in Note 4 under “Stock Options.”

      For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended July 31, 2003 was $1.36. The weighted-average fair value of ESPP shares granted during three months ended July 31, 2003 and 2002 was $0.57 and $0.73, respectively.

(10)	Subsequent Events:

      On December 5, 2003, Messrs. Saltz and Melby resigned respectively as CEO/ Chairman and as COO/ President of the Company and entered into Severance Agreements with the Company. Each of them will continue to serve as members of the Board of Directors. The Severance Agreements provide them with the salary plus certain benefits they were receiving at the time of resignation through December 31, 2004. Also, the Company has agreed to provide them with a secretary and an office of comparable square footage to their existing personal offices and rent per square foot as being paid by the Company in December 2003 for its corporate headquarters office at a location which is not in the same building as the corporate headquarters. Messrs. Saltz and Melby also agreed that at all votes of shareholders of the Company on or before December 31, 2005, they would not directly or indirectly cause or permit any shares beneficially owned by either of them to be voted for any person other than the nominees recommended by the Nominating Committee of the Board of Directors of the Company and nominated by the Board of Directors in the Company’s proxy statements. The foregoing voting obligations shall not apply if either Mr. Saltz or Mr. Melby is not recommended by the Nominating Committee to be nominated to stand for election to the Board of Directors by the shareholders.

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

Forward-Looking Statements

      This report on Form 10-Q contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forwarding-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth in the Risk Factors section of this filing as well as in the Risk Factors section of the Company’s Form 10-KSB for the year ended April 30, 2003.

Critical Accounting Policies:

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Center GmbH (Germany), Smith & Wesson Distributing, Inc., Smith & Wesson, Inc., Smith & Wesson Licensing, LLC, Smith & Wesson Interactive Management, LLC, Smith & Wesson Technology, LLC and Lost Coast Ventures, Inc. (Inactive) and its majority owned subsidiary — Smith & Wesson Advanced

Technologies, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

      The Company recognizes trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues are comprised of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under the Company’s current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Due to a combination of uncertain factors regarding existing licensees and insufficient historical experience, the Company believes that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, the Company does not initially recognize minimum royalty payments, but instead records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for “uncollectible minimum royalties” cannot be reasonably estimated.

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

Results of Operations for the Three Months Ended July 31, 2003 Compared to the Three Months Ended July 31, 2002

      Net product sales increased $7,495,508 or 35.2% to $28,792,856 in the three months ended July 31, 2003 from $21,297,348 in the same three months ended July 31, 2002. Net income of $585,248 for the three months ended July 31, 2003 was $697,150 higher than the net loss of $111,902 for the same three months ended July 31, 2002. Basic net income per share improved by $0.02 in the three months ended July 31, 2003, to $0.02 from $(0.00) loss per share for the same three months ended July 31, 2002. The substantial increase in sales is primarily due to increased sales of handguns.

Net Product Sales

      In the three months ended July 31, 2003, firearms sales increased by $7,752,792 over the same three months ended July 31, 2002 to $24,762,430, as domestic sales continued to recover from the effects of the boycott that had taken place in the year prior to the Company’s acquisition of Smith & Wesson as well as a substantial increase in the line of Walther firearms that we distribute exclusively in the United States. Sales of Walther products increased by $1,643,367 to $4,286,506 in the three months ended July 31, 2003 with the continued success of the P99 and P22 pistols as well as the re-introduction of the popular PPK pistol. The sales growth resulted from the introduction of several new products in the fourth quarter of fiscal year 2003. Sales of these new products accounted for approximately $6.2 million of the sales increase in the quarter. Total units sold in the three months ended July 31, 2003 increased approximately 32.7% over the same three months ended July 31, 2002, or approximately 69,000 units as compared to 52,000 units, respectively.

      In the three months ended July 31, 2003, retail sales decreased by $482,670 over the comparable period in the prior fiscal year to $179,024, primarily because of the Company’s decision in August 2002 to close three of the four S&W owned retail stores. Handcuff sales increased by $312,455 over the same three month period in the prior fiscal year to $1,415,424. Specialty Services sales decreased by $174,833 over the same three month period ended July 31, 2002, to $1,697,055 reflecting the Company’s decision to utilize certain equipment solely for its own manufacturing processes and therefore no longer offer machining services to other companies.

Net Licensing Revenues

      Net licensing revenues for the three months ended July 31, 2003 were $423,303 compared to net licensing revenues of $273,315 for the same three months ended July 31, 2002. Substantially all of the increase in net licensing revenues growth is attributable to growth in royalties received from existing licensees.

Gross Profit

      Gross profit of $8,954,439 for the three months ended July 31, 2003 was $2,785,931 or 45.2% higher than the gross profit of $6,168,508 for the three months ended July 31, 2002. The gross profit margin was 30.6% on net sales and licensing revenue of $29,216,159 for the three months ended July 31, 2003 as compared to 28.6%

on net sales and licensing revenue of $21,593,096 for the three months ended July 31, 2002. The significant changes in gross profit and gross profit margin primarily resulted from increased efficiency in our manufacturing operations and reduced cost per unit produced. Management believes that S&W’s marketing efforts since the acquisition in May 2001 have resulted in greater demand for our products and that execution of our current business plan will result in continued market acceptance. In response to the increased demand for S&W handguns, production was increased accordingly. This increase in production was accomplished primarily through increased efficiency. In addition, certain fixed costs such as depreciation, insurance and manufacturing support did not increase or increased at a substantially lower rate than the production increase. As a result, the cost per unit produced decreased significantly, contributing to the improved gross profit.

Research and Development

      The Company incurred $328,618, net of expense reimbursement of $130,634 from the National Institute of Justice, research and development costs for the three months ended July 31, 2003 as compared to net expenses of $201,557 for the three months ended July 31, 2002, representing an increase of 63.0% for the period. These costs relate to an ongoing effort by S&W to develop technology to introduce “authorized user only handguns” as well as an ongoing effort by the Company to develop advanced technology products for law enforcement. For the three months ended July 31, 2003, research and development of advanced technologies, amounting to $294,062 of total research and development expense, included continued development and beta testing of an improved web based version of our Identi-Kit composite sketch technology, as well as ongoing development of our LEX mobile device.

Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (SG&A) for the three months ended July 31, 2003 were $6,276,609 or 21.5% of net product sales and license revenues compared to $5,381,243 or 24.9% of net product sales and license revenues for the three months ended July 31, 2002.

      During the three months ended July 31, 2003, SG&A incurred by S&W was $5,122,066, or 81.6% of total SG&A and the Company’s corporate SG&A was $1,154,543 or 18.4% of total SG&A. S&W SG&A includes, but is not limited to, depreciation and amortization expense of $97,332, selling and marketing employee remuneration of $887,987, commissions of $295,299, advertising expense of $1,074,215, general and administrative employee remuneration of $1,131,393, profit sharing contribution of $479,725, non-recurring and other expense of $195,647, and professional fees of $168,427. Corporate SG&A for the three months ended July 31, 2003 increased $663,765 or 135.2% from the same three months ended July 31, 2002, which was primarily due to hiring additional personnel, as well as increased selling and administrative expenses required to increase revenue for the licensing subsidiary, start-up costs for the Company’s new lifestyle catalog and market the Identi-Kit.Net product for the technology subsidiary of the Company.

      The Company’s commitment to continue to improve S&W’s market share expansion of its licensing capabilities, diversification into advanced technology products aimed at law enforcement, increases in professional fees related to the restatement and SEC investigation, severance payments due to former executives and increases in insurance costs in the aftermath of September 11, 2001, as well as other general expense increases will require the Company to increase SG&A expenses in the remainder of fiscal year 2004 and will possibly continue into fiscal year 2005.

      The Company has recently entered into severance agreements with former executives at the holding company. (See Note 10 to the Consolidated Financial Statements.) Under general accepted accounting principles in the United States, the Company is required to recognize these expenses at the time in which these agreements were executed. Therefore, these expenses will all be recognized in and significantly impact the third quarter of fiscal year 2004.

Other Income/Expense

      Other expense, exclusive of interest expense, for the three months ended July 31, 2003 was $582,949 as compared to income of $214,524 for the three months ended July 31, 2002. Included in other expense for the three months ended July 31, 2003 is $512,481 in currency exchange loss on purchase of Walther products and components for our SW99 series pistols.

Interest Expense

      Interest expense for the three months ended July 31, 2003 was $851,813 as compared to $896,813 for the three months ended July 31, 2002. The decrease in interest expense for the three months ended July 31, 2003 is attributable to the early repayments of principal on the Tomkins Note.

Income Before Income Taxes

      Income before income taxes increased $1,011,031 from a loss of $96,581 for the three months ended July 31, 2002 to a profit of $914,450 for the three months ended July 31, 2003.

Income Taxes

      For the three months ended July 31, 2003, income tax expense is estimated to be $329,202 as compared to an estimated income tax expense of $15,321 for the same three months ended July 31, 2002. This tax expense is being accrued at an estimated effective rate of 36.0%. The increase in tax expense as compared to the same three months ended July 31, 2002 is primarily attributable to a decrease in deferred tax assets for the three months ended July 31, 2003 of $288,965. The July 31, 2002 income tax provision did not contain a deferred tax component as a valuation allowance had previously been established and maintained as of July 31, 2002 for deferred tax assets in excess of deferred tax liabilities. During the fourth quarter of the fiscal year ended April 30, 2003, the Company released federal and state valuation allowances totaling $13.5 million. We continue to maintain a valuation allowance of $0.6 million relating to state net operating loss carryforwards.

      We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. In assessing the realization of our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the period in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Liquidity and Capital Resources

      For the three months ended July 31, 2003 the Company’s principal ongoing cash requirements are to finance the production of our manufactured products and to fund the development or growth of our advanced technology products, our trademark licensing program, our new catalog sales program and to meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding company level which as of July 31, 2003 had approximately $3.5 million of investment capital available for these initiatives as well as for working capital requirements. Other areas of growth, including the catalog program and manufactured products, are financed by the operations and working capital of S&W.

      The Company had cash, cash equivalents and short-term investments of $32.1 million at July 31, 2003. Of this amount, approximately $21.4 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

      The Company utilized $1.5 million of net cash in operating activities during the three months ended July 31, 2003 compared to cash used for operating activities of $4.4 million during the three months ended July 31, 2002. The decrease in net cash used in operating activities for the period ended July 31, 2003 as compared to the same period the previous year is due substantially to an insurance refund received May 2003; and, a net profit for the three months ended July 31, 2003 compared to a net loss for the same three months ended July 31, 2002.

      Net cash utilized by investing activities was $0.5 million during the three months ended July 31, 2003 compared to cash utilized by investing activities of $1.3 million during the three months ended July 31, 2002. Substantially all of the cash for investing activities in the current period related to the acquisition of various machinery and equipment by S&W in order to replace aging equipment, meet growing production requirements, and/or improve manufacturing efficiencies.

      Capital expenditures amounted to $0.7 million and $0.6 million during the three months ended July 31, 2003 and the three months ended July 31, 2002, respectively. During the remainder of fiscal year 2004, the Company expects to spend approximately $3.0 million on capital expenditures to maintain its current manufacturing facilities and improve production output. The Company intends to fund any capital expenditures remaining in fiscal year 2004 with existing cash or funds provided from operations.

      Net cash used for financing activities was $1.0 million during the three months ended July 31, 2003 compared to $0.4 million during the three months ended July 31, 2002. Substantially all of the cash used for financing activities in the current period relates to the $1.0 million prepayment of principal in July 2003 on the Tomkins Note. The Company does not anticipate a need for increased external financing for the remainder of fiscal year 2004.

      The Company obtained a $15.0 million long-term loan from Banknorth in April 2002, which was used to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% per annum and has a 12-year term commencing on March 28, 2002. The note is amortized over a 10-year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments of $165,403 thereafter for the life of the loan. The loan is fully collateralized by S&W’s marketable securities, and/or cash. Of the proceeds from the Banknorth note, $5.0 million was used to repay the Melby Note in full.

      The remaining $27.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% per annum and has a term of 10 years commencing on May 11, 2001. It is uncollateralized, may be prepaid in part or in whole at any time, and is amortized over a 10-year period. The note requires monthly interest-only payments until May 11, 2004, and monthly principal and interest payments of $482,672 thereafter for the life of the loan. Although the loan is uncollateralized, it does contain covenants restricting Smith & Wesson Holding Corporation’s use of S&W cash and other assets, limits the amount of dividends that may be paid to Smith & Wesson Holding Corporation by S&W to $1.8 million per year (other than for the year ended April 30, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of Smith & Wesson Holding Corporation. Of the original balance of $30.0 million, $2.0 million was repaid in April 2003, and $1.0 million was repaid in July 2003.

      As of July 31, 2003 the Company had open letters of credit aggregating $5.1 million.

      We believe that our existing sources of liquidity combined with cash generated from our current licensing operation and dividends received from S&W will be sufficient to meet our anticipated cash requirements needed to manage our licensing program and our manage advanced technology products operations, as well as satisfy operating expense requirements for at least the next 12 months. Beyond this time period, growth plans, commitments and related operating expenses at the holding company level may require revenue generation from advanced technology products or other sources or revenue growth from the licensing subsidiary to meet its anticipated future expenses and debt service requirements. In order to meet these potential future needs, the Company may be required to seek additional equity or debt financing and/or debt refinancing. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, new product acceptance and competitive factors. There can be no assurance that such financing will be available on acceptable terms if required, and any additional equity financing would result in incremental ownership dilution to our existing shareholders. Based upon its cash position at July 31, 2003 and its financial projections for the upcoming year, S&W believes that it has adequate sources of liquidity to meet debt obligations, pay the annual dividend to the parent, and finance operational and capital requirements for at least the next 12 months.

      The Company is incurring significant legal and accounting costs relating to the restatement of the financial statements for the fiscal year ended April 30, 2002, the restatement of the quarters in fiscal year 2002, the SEC investigation and severance agreements with certain former officers entered into in December 2003. As a result of these costs, we expect to record significant expenses in the third quarter of fiscal year 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

      Various legal actions, proceedings and claims have been instituted against the Company’s subsidiary, S&W. (For further discussion of litigation and legal proceedings pending against the Company and its subsidiary, see Part II — Item 1 — Legal Proceedings; and Note 8 to the Consolidated Financial Statements.) Management believes that, in every case, the allegations are unfounded, defenses exist, and that there should be no recovery against S&W. Legislation has been passed in approximately 30 states precluding suits of the type brought by municipalities. Some of these laws are effective retroactively while others are not.

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

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the three months ended July 31, 2003, the Company incurred product liability expense of $131,600.

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

      The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of July 31, 2003, the Company has reserves of $4.0 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

      The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project underway as part of the Massachusetts Contingency Plan (MCP). The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate.

      On February 25, 2003, S&W sold approximately 85 acres of company-owned property in the City of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). The 85 acres has identified soil and groundwater contamination which previously was part of six of S&W’s voluntary remediation projects, specifically the South Field, West Field, and Fire Pond release areas, under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which require SRA to complete remediation. S&W has not revised the environmental reserve but will monitor the progress of the SRA in the remediation and development of the property. Based on SRA’s progress and success in the Brownfield redevelopment of the property, as well as specific approval of remediation by governing authorities, the Company may reduce the environmental reserve. This reduction would have a significant impact on the Company’s earnings for the period in which such reduction is made.

      The Company also has a potential environmental issue at its ranges at its facility in Springfield, Massachusetts. This site may require remediation if the Company were to decide to cease using this facility as a shooting range. The Company has no plans to discontinue use of its training facility.

Risk Factors:

      In addition to the other information contained in this quarterly report, the reader should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be adversely affected and the trading price of our common stock could decline.

•	We are under investigation by the SEC to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. While we have fully cooperated with the SEC and intend to continue to do so, we cannot predict what the outcome of the investigation will be or when it will be completed. If the SEC determines that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

•	Our management has spent considerable time and effort dealing with internal and external investigations of our controls and procedures, and this diversion of management’s time may adversely affect our business and our results of operations.

•	We have made, and continue to make, changes to our internal controls, our disclosure controls and procedures, our internal controls over financial reporting and our corporate governance policies and procedures. Any design, operating maintenance or evaluation failure or circumvention of these controls and procedures could seriously harm our business.

•	If we fail to satisfy our plan for our return to compliance with the American Stock Exchange’s continued listing standards, our stock will likely be delisted. If our stock is delisted, our stock could become more difficult to trade and our ability to raise funds in the capital markets may be impaired, which could have a material adverse effect on our business.

•	We are incurring significant legal and accounting costs relating to the restatement of our financial statements for the fiscal year ended April 30, 2002, the SEC investigation and recently approved severance arrangements with former officers that will directly affect our operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and we have no ability to predict or control those cycles.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding, and have received confirmation that the HUD Settlement will not be enforced, but can provide no assurance that a court would not rule otherwise, as the HUD Settlement has not been formally rescinded.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp. We must begin to repay the principal on one of our loans in April 2004.

•	We are expanding our technology, licensing and catalog operations. All of these areas are highly competitive and subject to changes in demand.

•	Our two significant notes contain covenants and the preemptive rights held by Colt Melby could limit our discretion with respect to various business matters.

•	Cost of insurance for all firearms manufacturers continues to increase and we have been impacted by those increases.

•	We continue our efforts to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures may be more advantageous than ours.

•	We are subject to seasonal fluctuations in demand and, based on historical models, believe that the quarter ending July 31 is our weakest quarter.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future, making our reserves of approximately $4.0 million inadequate.

•	We depend on outside suppliers and vendors for our raw materials and other supplies.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German supplier.

•	We are exposed to currency risk from foreign exchange rate fluctuations in connection with inventory we purchase from a European supplier. If the U.S. Dollar continues to weaken and our hedging arrangements do not provide adequate protection, we could experience additional expenses on inventory we purchase annually from the European supplier.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three months ended July 31, 2003 ($5.6 million, representing approximately 19.3% of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through adjustments in our prices, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts. As of April 30, 2003, there was approximately $1.3 million remaining on a twelve-month forward contract entered into on October 4, 2002 with an average exchange rate of $0.98 per Euro. As of June 29, 2003, we had exhausted our remaining October 2002 forward contract so we entered into a five-month forward contract to purchase $3.6 million of Euros at an average exchange rate of $1.18 per Euro. During the three months ended July 31, 2003, we recognized a net gain of $171,950 from the closeout of certain such contracts. As of July 31, 2003 there was approximately $1.9 million of the June 29, 2003 forward contracts outstanding. As a result, we recognized an unrealized loss of $83,590 on these open forward contracts. Since then, as of November 3, 2003, we entered into a six-month Euro forward contract expiring on May 3, 2004 to purchase $5 million of Euros at an average exchange rate of $1.14 per Euro. Thus, after May 3, 2004, we could experience additional expenses relating to the inventory we purchase annually from the European supplier if the value of the U.S. Dollar relative to the Euro does not increase. For example, after May 3, 2004, if the exchange rate of the U.S. Dollar is $1.28 per Euro, we would expect to incur additional expenses of approximately $1.5 million for the 12 months thereafter, and if the exchange rate of the U.S. Dollar is $1.32 per Euro, we would expect to incur additional expenses of approximately $2.2 million for the same period.

Item 4.     Controls and Procedures

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

Changes in Internal Controls

      Effective May 2003, we restructured our newly emerging operations into separate subsidiaries, in part to assist us in formalizing the evaluation process of each operation. Accordingly, the impact and performance of each operation is distinctly reviewed and evaluated by the Company’s disclosure committee as part of the SEC reporting process. Our disclosure committee was expanded in size during the quarter ended July 31, 2003 to assure that it maintained adequate representation from all business units and functions. In addition, subsequent to conclusion of that quarter, we have hired an additional person in the Company’s legal department whose responsibilities include in material part assisting management to maintain effective control processes and procedures relating to corporate governance. In September 2003, the Board also formed a Nominating and Governance Committee to assist in identifying and pursuing qualified director candidates and adopted specific Corporate Governance Guidelines to delineate and promote the Company’s commitment to maintaining a strong governance tone from the top. Moreover, recently we have implemented a remedial plan incorporating our management’s additional recommendations for enhancements to our control processes and procedures. As part of this remedial plan, our board of directors adopted additional corporate governance policies and procedures applicable to management decision-making, governance of S&W, hiring practices, delineation of management responsibilities, involvement of outside counsel, marketing efforts, contracting with outside consultants, strategic planning, assessment of marketing efforts and related subsidiaries of the Company, information management and organizational structure. Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transactions, implementation measures and products; expansion of our corporate governance to include enhanced training with respect to financial policies and procedures for our administrative personnel and personnel in our subsidiaries; enhancement of our post-transaction monitoring; enhanced analysis and support in connection with our accounting procedures; and enhanced analysis and support for our accrued liability accounts. With the assistance of our advisors we continue to consider further actions, including without limitation, actions to address any deficiencies we may identify, and to further improve the effectiveness of our control processes and procedures.

      In addition, in December 2003, our Board of Directors adopted a Corporate Governance Plan intended, among other things, to further enhance our disclosure controls and procedures as more fully reported in Item 8A of our most recently filed Form 10-KSB.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

      The nature of the legal proceedings against the Company is discussed in Note 8 to the Consolidated Financial Statements included in this Report on Form 10-Q, which is incorporated herein by reference. The Company has previously reported all cases instituted against it through December 8, 2003, and the results of those cases where terminated, in its annual report on Form 10-KSB previously filed with the Securities and Exchange Commission, to which reference is hereby made.

      No new cases were instituted against the Company or its wholly-owned subsidiary Smith & Wesson Corp during the three months ended July 31, 2003. The following describes material updates to previously reported cases since the filing of our Form 10-KSB for the fiscal year ended April 30, 2003.

      City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On October 21, 2002, plaintiff filed a Petition to Transfer to the Indiana Supreme Court. On November 13, 2002, defendants’ opposition to plaintiffs’ petition to transfer to the Indiana Supreme Court was filed. Oral argument on plaintiffs’ petition to transfer was held on February 27, 2003. On December 23, 2003, the Indiana Supreme Court reversed and remanded the case to the trial court as to all defendants. The court held that the City may proceed on both the public nuisance and negligence claims against all defendants, and on the negligent design claim against the manufacturer defendants.

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

                None

SIGNATURES

      Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 9, 2004

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ ROY C. CUNY

Roy C. Cuny, CEO, Director

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer