Form 10-Q
period 2003-10-31
SMITH & WESSON HOLDING CORP
filed 2004-01-09
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003
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

EXPLANATORY NOTE

      We have restated our previously filed fiscal year 2002 financial statements as set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003. Contemporaneously with the filing of this quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2003, we have filed an amendment on Form 10-QSB/A to our quarterly report for the corresponding fiscal quarter ended October 31, 2002, which summarizes certain effects of the restatement, identifies certain recent events and amends certain items contained in our previously filed quarterly report, as further described therein.

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

As of:

	October 31, 2003	April 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,456,599	$12,182,010
Marketable securities	1,599,680	1,580,440
Accounts receivable, net of allowance for doubtful accounts of $115,837 on October 31, 2003 and $107,552 on April 30, 2003	15,138,081	14,908,839
Inventories	15,800,227	15,599,305
Other current assets	7,334,777	8,097,862
Deferred income taxes	3,792,309	3,932,081
Income tax receivable	134,661	175,331

Total current assets	54,256,334	56,475,868

Property, plant and equipment, net	8,485,392	7,135,073
Intangibles, net	313,883	310,333
Collateralized cash deposits	21,372,967	21,513,000
Notes receivable	1,129,906	1,000,000
Deferred income taxes	8,836,267	9,308,893
Other assets	7,039,743	10,789,522

	$101,434,492	$106,532,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,137,667	$8,009,513
Accrued expenses	12,193,554	12,127,323
Accrued payroll	3,096,879	2,996,890
Accrued taxes other than income	1,761,947	1,616,607
Accrued profit sharing	2,797,829	1,620,928
Deferred revenue	181,248	212,787
Current portion of notes payable	2,073,252	92,278

Total current liabilities	28,242,376	26,676,326

Notes payable	39,926,748	42,907,722

Other non-current liabilities	16,804,754	21,918,798

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $.001 par value, 100 million shares authorized, 30,756,380 shares on October 31, 2003 and 30,619,628 shares on April 30, 2003 issued and outstanding	30,757	30,620
Additional paid-in capital	16,418,364	16,247,108
Accumulated (deficit)	(19,448)	(1,275,361)
Accumulated other comprehensive income	30,941	27,476

Total stockholders’ equity	16,460,614	15,029,843

	$101,434,492	$106,532,689

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

	Three months ended		Six months ended

	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

Net product sales	$28,874,158	$24,074,731	$57,667,014	$45,372,079
License revenue	362,701	416,128	786,004	711,876
Cost of goods sold	19,808,888	16,913,777	40,070,608	32,315,932
Cost of services	57,496	40,894	57,496	63,327

Gross profit	9,370,475	7,536,188	18,324,914	13,704,696

Operating expenses:
Research and development, net	169,145	318,717	497,763	520,274
Selling and marketing	3,319,079	2,710,086	6,275,980	5,318,145
General and administrative	4,580,365	3,663,186	7,900,073	6,436,370

Total operating expenses	8,068,589	6,691,989	14,673,816	12,274,789

Income from operations	1,301,886	844,199	3,651,098	1,429,907

Other income/(expense):
Other income/(expense)	494,836	27,308	(184,784)	54,059
Interest income	73,225	174,790	169,896	362,563
Interest expense	(827,499)	(900,081)	(1,679,312)	(1,796,894)

	(259,438)	(697,983)	(1,694,200)	(1,380,272)

Income before income taxes	1,042,448	146,216	1,956,898	49,635
Income tax expense	371,783	9,354	700,985	24,675

Net income	$670,665	$136,862	$1,255,913	$24,960
Other comprehensive income:
Unrealized gain on marketable securities net of tax expense of $8,853, $5,967, $1,949 and $5,967, respectively	15,738	3,169	3,465	12,305

Comprehensive income	$686,403	$140,031	$1,259,378	$37,265

Weighted average number of common equivalent shares outstanding, basic	30,673,786	29,705,499	30,647,088	29,694,556

Net income per share, basic	$0.02	$0.00	$0.04	$0.00

Weighted average number of common equivalent shares outstanding, diluted	37,126,451	33,725,708	37,098,420	33,705,580

Net income per share, diluted	$0.02	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2003

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at April 30, 2003	30,619,628	$30,620	$16,247,108	$(1,275,361)	$27,476	$15,029,843
Exercise of options	20,000	20	37,780			37,800
Shares issued under ESPP October 1, 2003	116,752	117	133,476			133,593
Net income for the six months ended October 31, 2003				1,255,913		1,255,913
Other comprehensive income					3,465	3,465

Balance at October 31, 2003	30,756,380	$30,757	$16,418,364	$(19,448)	$30,941	$16,460,614

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended:

	October 31, 2003	October 31, 2002

Cash flows provided by (used for) operating activities:
Net income	$1,255,913	$24,960
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	741,073	413,250
Gain on sale of assets	(8,307)	(2,870)
Provision for losses on accounts receivable	15,300	15,000
Provision for excess and obsolete inventory	375,865	197,644
Stock compensation for services	10,000	—
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(244,542)	(340,778)
Inventories	(576,787)	906,707
Other current assets	763,085	(2,018,420)
Deferred taxes	612,398	—
Income tax receivable	40,670	23,237
Note receivable	(129,906)	—
Other assets	3,749,779	(92,600)
Increase (decrease) in liabilities:
Accounts payable	(1,872,746)	(1,930,586)
Accrued payroll	99,989	(584,846)
Accrued profit sharing	1,176,901	(325,701)
Accrued taxes other than income	145,340	(122,892)
Accrued expenses	66,231	(650,716)
Other non-current liabilities	(5,114,044)	140,227
Deferred revenue	(31,539)	(112)
Due to Walther USA, LLC, net	—	(325,137)

Net cash provided by (used for) operating activities	1,074,673	(4,673,633)

Cash flows (used for) investing activities:
Payments to acquire marketable securities	(15,775)	(523,426)
Reductions in (additions to) collateralized cash deposits	140,033	(982,670)
Payments to acquire patents	(13,862)	(67,102)
Proceeds from sale of property and equipment	11,209	—
Payments to acquire property and equipment	(2,083,982)	(1,643,769)

Net cash used for investing activities	(1,962,377)	(3,216,967)

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	(1,000,000)	—
Payments on loans and notes payable, related parties	—	(357,425)
Proceeds from sale of common stock	133,593	76,012
Proceeds from exercise of options to acquire common stock	28,700	—

Net cash used for financing activities	(837,707)	(281,413)

Net decrease in cash and cash equivalents	(1,725,411)	(8,172,013)
Cash and cash equivalents, beginning of year	12,182,010	20,012,491

Cash and cash equivalents, end of period	$10,456,599	$11,840,478

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months and Six Months Ended October 31, 2003 and 2002

(1)	Basis of Presentation:

      The consolidated balance sheet as of October 31, 2003, the consolidated statements of operations for the three and six months ended October 31, 2003 and 2002, and the statement of changes in stockholders’ equity and statement of cash flows for the six months ended October 31, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations changes in stockholders’ equity and cash flows at October 31, 2003 and for the periods presented, have been included. All significant intercompany transactions have been eliminated.

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

      On May 11, 2001, the Company purchased all of the outstanding stock of Smith & Wesson Corp. for $15,000,000 from Tomkins Corporation and accordingly the operations of Smith Wesson Corp. are included in these financial statements from the date of acquisition (See Note 3 Acquisition of Smith & Wesson Corp.). Smith & Wesson Corp. was incorporated under the laws of the State of Delaware on January 13, 1987. Smith & Wesson Corp. has been in business since 1852, during which period ownership has changed on a few occasions. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the State of Delaware, acquired all the outstanding stock of the Company.

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

(4) Stock Options:

      As described in Note 9, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements except in the event the options are granted to consultants or other non-employees.

      The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the six months ended
	October 31,

	2003	2002

Net Income — as reported	$1,255,913	$24,960
Common stock issued in exchange for services, net of tax	6,400	—
Compensation expense, as determined under the Black Scholes option pricing model, net of tax	(258,200)	(541,915)
Net Income (loss) — proforma	$1,004,113	$(516,955)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$0.04	$0.00
Net income (loss) — proforma	$0.03	$(0.02)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$0.03	$0.00
Net income (loss) — proforma	$0.03	$(0.02)

(5) Inventory:

      A summary, stated at lower of cost or market, is as follows:

	October 31, 2003	April 30, 2003

Finished goods	$5,229,351	$4,626,363
Finished parts	7,699,204	8,162,006
Work in process	2,184,144	1,897,668
Raw Material	687,528	913,268

	$15,800,227	$15,599,305

(6) Advertising Costs:

      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the six months ended October 31, 2003 and 2002, advertising expenses amounted to approximately $2,284,000 and $1,820,000, respectively.

(7) Self-Insurance Reserves:

      As of October 31, 2003 and October 31, 2002, the Company’s subsidiary Smith & Wesson had reserves for workers compensation and product liability totaling approximately $6,844,676 and $10,337,323, respectively, of which, $4,424,676 and $7,487,323, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,420,000 and $2,850,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $852,642 and $211,125 for the six months ended October 31, 2003 and October 31, 2002, respectively.

      It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2003 and October 31, 2002, the Company has product liability reserves of approximately $5.9 million and $9.2 million, respectively, comprised entirely of expected legal defense costs.

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

      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $454 million at October 31, 2003, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the six months ended October 31, 2003, the Company paid $1.6 million in defense and administrative costs relative to product liability and municipal litigation. During this period, the Company had no expense in settlement fees relative to product liability cases.

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

      The Company has reserves of approximately $3.9 million ($3.9 million as non-current) for remediation of the sites referred to above and believes that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable thus making any net present value calculation irrelevant. The Company’s estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts utilizing existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The Company does not have insurance coverage for its environmental remediation costs. The Company has not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained from consultants.

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

(9) Stockholders’ Equity:

Common Stock

      During the three months ended October 31, 2003 and 2002, warrants were exercised as follows:

(a) In September 2003, the Company issued 10,000 shares of common stock having a market value of $19,000 to an unrelated third party upon the exercise of options with an underlying value of $17,200. The difference was recorded as consulting expense.

(b) In October 2003, the company issued 116,752 shares of common stock having a market value of $133,593 under its employee stock purchase plan.

      The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Three Months Ended			For the Three Months Ended
	October 31, 2003			October 31, 2002

	Net		Per Share			Per Share
	Income	Shares	Amount	Net (Loss)	Shares	Amount

Basic income (loss) earnings per share	$670,665	30,673,786	$0.02	$136,862	29,705,499	$0.00
Effect of dilutive stock options	—	6,452,665	0.00	—	4,020,209	0.00

Diluted income (loss) earnings per share	$670,665	37,126,451	$0.02	$136,862	33,725,708	$0.00

      All options were included in the October 31, 2003 computation of diluted earnings per share because the average exercise price for all options outstanding was less than the average market price of the common shares at the end of the period. Options to purchase 300,000 shares of the Company’s Common Stock were excluded from the October 31, 2002 computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants

      The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants during fiscal year 2002.

      In consideration for past services to the Company, including services rendered in connection with the acquisition of Smith & Wesson, the Company issued a Common Stock Purchase Warrant, dated May 11, 2001 (formally approved by the Board of Directors on April 24, 2001), to Mitchell Saltz, former Chief Executive Officer and a director of both the Company and Smith & Wesson (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein. The Saltz Warrant is exercisable immediately and expires five years from the date of issuance. The Company relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant.

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

Employee Stock Option and Employee Stock Purchase Plans

      The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors through its Compensation Committee administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the six months ended October 31, 2003 and 2002, the Company granted 30,000 and 590,000 options under the SOP, respectively.

      The number and weighted average exercise prices of options granted under the SOP, for the six months ended October 31, 2003 and 2002 are as follows:

	For the six months ended October 31,

	2003		2002

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding, beginning of the period	2,542,500	$1.10	1,550,000	$0.81
Granted during the period	30,000	$1.53	590,000	$1.29
Exercised during the period	(20,000)	$1.44	—	—
Cancelled/forfeited during the period	0	—	—	—

Options outstanding, end of the period	2,552,500	$1.11	2,140,000	$0.94

Shares exercisable, end of the period	1,725,845		656,673

      A summary of stock options outstanding and exercisable at October 31, 2003 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price

Range of Exercise Prices
$0.81 – $0.81	1,350,000	8.30 years	$0.81	900,010	$0.81
$1.18 – $1.54	1,142,500	9.18 years	$1.41	820,835	$1.44
$1.69 – $2.04	60,000	9.20 years	$1.98	5,000	$1.72

$0.81 – $2.04	2,552,500	8.71 years	$1.11	1,725,845	$1.11

      The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the six months ended October 31, 2003 and 2002, 116,752 and 67,117 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

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

      For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended October 31, 2003 and 2002 was $1.36 and $1.11, respectively. The weighted-average fair value of ESPP shares granted during six months ended October 31, 2003 and 2002 was $.58 and $.59, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Six Months Ended
	October 31,

	2003	2002

Stock option grants:
Risk-free interest rate	3.35%	4.05%
Expected life	8.09 years	8.9 years
Expected volatility	85.2%	92.5%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.88%	3.98%
Expected life	6 months	5.3 months
Expected volatility	69.4%	88.9%
Dividend yield	0%	0%

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

Forward-Looking Statements

      This report on Form 10-Q contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forwarding-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth in the Risk Factors section of this filing as well as in the Company’s Risk Factors section of the Form 10-KSB for the year ended April 30, 2003.

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

Results of Operations for the Three and Six Months Ended October 31, 2003 Compared to the Three and Six Months Ended October 31, 2002

      Net product sales for the three and six months ended October 31, 2003 were $28,874,158 and $57,667,014, respectively, which represent an increase of 19.9% over net products sales of $24,074,731 for the three month period ended October 31, 2002 and an increase of 27.1% over net products sales of $45,372,079 for the six month period ended October 31, 2002. Net income of $670,665 for the three months ended October 31, 2003 and $1,255,913 for the six months ended October 31, 2003 were $533,803 and $1,230,953, respectively, higher than the net income of $136,862 and $24,960, respectively, for the same three month and six month periods ended October 31, 2002.

      Basic net income per share improved by $0.02 in the three months ended October 31, 2003, to $0.02 from $0.00 net income per share for the same three months ended October 31, 2002. Basic net income per share improved by $0.04 in the six months ended October 31, 2003, to $0.04 from $0.00 net income per share for the same three months ended October 31, 2002. The substantial increase in sales is primarily due to increased sales of handguns.

Net Product Sales

      In the three months ended October 31, 2003, firearms sales increased by $5,703,045 over the same three months ended October 31, 2002 to $24,628,242. In the six months ended October 31, 2003, firearms sales increased by $13,455,837 over the same six months ended October 31, 2002 to $49,390,672. The increases result from domestic sales continuing to recover from the effects of the boycott that had taken place in the year prior to the Company’s acquisition of Smith & Wesson. The Company also saw a substantial increase in the line of Walther firearms that we distribute exclusively in the United States. Sales of Walther products increased by $1,392,427 to $3,977,870 in the three months ended October 31, 2003 and by $3,035,794 to $8,264,376 in the six months ended October 31, 2003, with the continued success of the P99 and P22 pistols as well as the re-introduction of the popular PPK pistol. The sales growth also resulted from the introduction of several new products in the fourth quarter of fiscal year 2003. Sales of these new products accounted for approximately $5.7 million and $11.9 million of the sales increase in the quarter and six month period, respectively. Total units sold in the three months and six months ended October 31, 2003 increased approximately 26.7% and 30.0% over the same three months and six months ended October 31, 2002, or approximately 72,000 units as compared to 57,000 with respect to the three month periods and approximately 141,000 units as compared to 109,000 with respect to the six month periods, respectively.

      In the three months ended October 31, 2003, retail sales decreased by $300,781 over the comparable period in the prior fiscal year to $175,409 and in the six months ended October 31, 2003, retail sales decreased by $783,451 over the prior fiscal year to $354,433. In each instance the decrease was primarily because of the Company’s decision in August 2002 to close three of the four S&W owned retail stores. Handcuff sales increased by $476,649 over the same three month period in the prior fiscal year to $1,985,553 and by $789,104 over the same six month period in the prior fiscal year to $3,400,977. Specialty Services sales decreased by $1,011,226 and $1,186,057 over the same three month and six month periods ended October 31, 2002, to $1,231,407 and $2,928,462, respectively, reflecting the Company’s decision to utilize certain equipment solely for its own manufacturing processes and therefore no longer offer machining services to other companies.

Net Licensing Revenues

      Net licensing revenues for the three months ended October 31, 2003 were $305,205 compared to net licensing revenues of $375,234 for the same three months ended October 31, 2002. Net licensing revenues for the six months ended October 31, 2003 were $728,508 compared to net licensing revenues of $648,549 for the same six months ended October 31, 2002. Substantially all of the increase in net licensing revenues growth for the six month period is attributable to growth in royalties received from existing licensees.

Gross Profit

      Gross profit of $9,370,475 for the three months ended October 31, 2003 was $1,834,287 or 24.3% higher than the gross profit of $7,536,188 for the three months ended October 31, 2002. The gross profit margin was 32.1% on net product sales and licensing revenue of $29,236,859 for the three months ended October 31, 2003 as compared to 30.8% on net product sales and licensing revenue of $24,490,859 for the three months ended October 31, 2002. Gross profit for the six months ended October 31, 2003 of $18,324,914 was $4,620,218 or 33.7% higher than the gross profit of $13,704,696 for the six months ended October 31, 2002. The gross profit margin was 31.3% on net sales and licensing revenue of $58,453,018 for the six months ended October 31, 2003 as compared to 29.7% on net sales and licensing revenue of $46,083,955 for the six months ended October 31, 2002.

      The significant changes in gross profit and gross profit margin resulted primarily from increased efficiency in our manufacturing operations and a reduction in the cost per unit produced. Management continues to believe that S&W’s marketing efforts since the acquisition in May 2001 have resulted in greater demand for our products and that execution of our current business plan will result in continued market acceptance. In response to the increased demand for S&W handguns, production was increased accordingly. This increase in production was accomplished primarily through increased efficiency and the addition of new equipment placed into service. In addition, certain fixed costs such as depreciation, insurance and manufacturing support did not increase or increased at a substantially lower rate than the production increase. As a result, the cost per unit produced decreased significantly, contributing to the improved gross profit.

Research and Development

      The Company incurred $169,145, net of expense reimbursement of $236,621 from the National Institute of Justice, research and development costs for the three months ended October 31, 2003 and $497,763, net of expense reimbursement from the National Institute of Justice of $367,255 of research and development costs for the six months ended October 31, 2003. These expenses are compared to net expenses of $318,717 for the three months ended October 31, 2002, representing a decrease of 46.9% for the quarter and $520,274 for the six months ended October 31, 2002, representing a decrease of 4.3% for the six month period. These costs relate to an ongoing effort by S&W to develop technology to introduce “authorized user only handguns” as well as an ongoing effort by the Company to develop advanced technology products for law enforcement. For the three months and six months ended October 31, 2003, research and development of advanced technologies, amounted to $142,778 and $436,840, respectively, of total research and development expense. The advanced technologies research and development during these periods included marketing of an improved web based version of our Identi-Kit composite sketch technology, as well as the development of secure wireless middleware technology through a joint venture with APPSware Holding, Inc.

Selling, General and Administrative Expenses

      Total selling, general and administrative expenses (SG&A) for the three months ended October 31, 2003 were $7,899,444 or 27.0% of net product sales and license revenues compared to $6,373,272 or 26.0% of net product sales and license revenues for the three months ended October 31, 2002. Total selling, general and administrative expenses (SG&A) for the six months ended October 31, 2003 were $14,176,053 or 24.3% of net product sales and license revenues compared to $11,754,515 or 25.5% of net product sales and license revenues for the six months ended October 31, 2002.

      During the three months ended October 31, 2003, SG&A incurred by S&W was $6,152,219, or 77.9% of total SG&A and the Company’s corporate SG&A was $1,747,225 or 22.1% of total SG&A. During the six months ended October 31, 2003, SG&A incurred by S&W was $11,274,285 or 79.5% of total SG&A and the Company’s corporate SG&A was $2,901,768 or 20.5% of total SG&A.

      S&W SG&A for the three and six months ended October 31, 2003 increased $478,957, or 8.4%, and $711,158, or 6.7%, respectively from the same periods in 2002, which was primarily due to the increase in the profit sharing contribution due to the increased profits. Professional fees increased by $591,379 for the three months ended October 31, 2003 due to the costs associated with the restatement of fiscal year 2002 financials and the ongoing SEC investigation. In the three months ended October 31, 2002, S&W incurred $442,163 in one-time severance costs.

      S&W SG&A for the three and six month periods ended October 31, 2003 include, but is not limited to in each event respectively, depreciation and amortization expense of $105,305 and $205,607, selling and marketing employee remuneration of $801,561 and $1,689,548, commissions of $329,125 and $624,424, advertising expense of $1,210,085 and $2,284,300, general and administrative employee remuneration of $1,014,427 and $2,145,820, profit sharing contribution of $697,176 and $1,176,902 and professional fees of $856,027 and $1,024,452.

      Corporate SG&A for the three and six month periods ended October 31, 2003 increased $937,329, or 117.2%, and $1,611,092, or 124.8%, respectively, from the same periods in 2002, which were primarily due to hiring additional personnel, as well as, increased selling and administrative expenses required to increase revenue for the licensing subsidiary, start-up costs of approximately $700,000 for the Company’s new lifestyle catalog and market the Identi-Kit.Net product for the technology subsidiary of the Company.

      Professional fee expense related to the fiscal year 2002 restatement and ongoing SEC investigation for the six months ending October 31, 2003 was $756,470 most of which was incurred in the last three months. Of these amounts $573,052 is included in S&W SG&A and the remaining $183,418 is in corporate SG&A.

      The Company’s commitment to continue to improve S&W’s market share, expansion of its licensing capabilities, diversification into advanced technology products aimed at law enforcement, an increase in professional fees related to the restatement and SEC investigation, severance payments due to former executives and increases in insurance costs in the aftermath of September 11, 2001, as well as other general expense increases will require the Company to increase SG&A expenses in the remainder of fiscal year 2004 and will possibly continue into fiscal year 2005.

      The Company has recently entered into severance agreements with its former executives at the holding company. (See Note 10 to the Consolidated Financial Statements.) Under general accepted accounting principles in the United States of America, the Company is required to recognize these expenses at the time in which these agreements were executed. The combined expenses related to these severance agreements are expected to cost the Company approximately $800,000. Therefore, these expenses will all be recognized in and significantly impact the third quarter of fiscal year 2004.

Other Income/Expense

      Other income, exclusive of interest expense, for the three months ended October 31, 2003 was $568,061 as compared to income of $202,098 for the three months ended October 31, 2002. Included in other income was a $767,768 insurance reimbursement of defense costs for municipal litigation and certain product liability cases. This was partially offset by $313,775 in currency exchange loss on purchases of Walther products and components for our SW99 series pistols. Other expense, exclusive of interest expense, for the six months ended October 31, 2003 was $14,888 as compared to income of $416,622 for the six months ended October 31, 2002.

Interest Expense

      Interest expense for the three and six month periods ended October 31, 2003 was $827,499 and $1,679,312, respectively, as compared to $900,081 and $1,796,891, respectively, for the same periods in 2002. The decrease in interest expense during these periods is attributable to the early repayments of principal on the Tomkins Note.

Income Before Income Taxes

      Income before income taxes increased $896,232 from income of $146,216 for the three months ended October 31, 2002 to income of $1,042,448 for the three months ended October 31, 2003. Income before income taxes increased $1,907,263 from income of $49,635 for the six months ended October 31, 2002 to a profit of $1,956,898 for the six months ended October 31, 2003.

Income Taxes

      For the three months ended October 31, 2003, income tax expense is estimated to be $371,783 as compared to an estimated income tax expense of $9,354 for the same three months ended October 31, 2002. This tax expense is being accrued at an estimated effective rate of 35.6%. The increase in tax expense as compared to the same three months ended October 31, 2002 is primarily attributable to a decrease in deferred tax assets for the three months ended October 31, 2003 of $323,433.

      For the six months ended October 31, 2003, income tax expense is estimated to be $700,985 as compared to an estimated income tax expense of $24,675 for the same six months ended October 31, 2002. This tax expense is being accrued at an estimated effective rate of 35.8%. The increase in tax expense as compared to the same six months ended October 31, 2002 is primarily attributable to a decrease in deferred tax assets for the six months ended October 31, 2003 of $612,398.

      The October 31, 2002 income tax provision did not contain a deferred tax component as a valuation allowance had previously been established and maintained as of October 31, 2002 for deferred tax assets in excess of deferred tax liabilities. During the fourth quarter of the fiscal year ended April 30, 2003, the Company released federal and state valuation allowances totaling $13.5 million. We continue to maintain a valuation allowance of $0.5 million relating to state net operating loss carryforwards.

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

Liquidity and Capital Resources

      For the six months ended October 31, 2003 the Company’s principal ongoing cash requirements are to finance the production of our manufactured products and to fund the development or growth of advanced technology products, our trademark licensing program, our new catalog sales program and to meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding company level which as of October 31, 2003 had approximately $3.0 million of investment capital available to it for these initiatives as well as for working capital requirements. Other areas of growth, including the catalog program and manufactured products, are financed by the operations and working capital of S&W.

      The Company had cash, cash equivalents and short-term investments of approximately $33.4 million at October 31, 2003. Of this amount, approximately $21.4 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

      Net cash provided by operating activities during the six months ended October 31, 2003 was approximately $1.1 million, compared to cash used for operating activities of approximately $4.7 million during the six months ended October 31, 2002. The increase in net cash provided by operating activities for the period ended October 31, 2003 as compared to the same period the previous year is due substantially to the increase in net income of $1.2 million and the delay in the fiscal year 2003 profit sharing payment of $1.6 million due to the delay in filing the annual financial statements.

      Net cash utilized by investing activities was approximately $2.0 million during the six months ended October 31, 2003 compared to cash utilized by investing activities of approximately $3.2 million during the six months ended October 31, 2002. Substantially all of the cash for investing activities in the current period related to the acquisition of various machinery and equipment by S&W.

      Capital expenditures amounted to approximately $2.1 million and $1.6 million during the six months ended October 31, 2003 and the six months ended October 31, 2002, respectively. During the remainder of fiscal year 2004, the Company expects to spend approximately $3.0 million on new capital to maintain its current manufacturing facilities and improve production output. The Company intends to fund any capital expenditures remaining in fiscal year 2004 with existing cash or funds provided from operations.

      Net cash used for financing activities was approximately $0.8 million during the six months ended October 31, 2003 compared to approximately $0.3 million during the six months ended October 31, 2002. Net cash used for financing activities in the current period is due substantially to the paydown of the Tomkins Note. The Company does not anticipate a need for increased external financing for the remainder of fiscal year 2004.

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

      As of October 31, 2003 the Company had open letters of credit aggregating $5.1 million.

      We believe that our existing sources of liquidity combined with cash generated from our current licensing operation and dividends received from S&W will be sufficient to meet our anticipated cash requirements needed to manage our licensing program and manage our advanced technology products operations, as well as satisfy operating expense requirements for at least the next 12 months. Beyond this time period, growth plans, commitments and related operating expenses at the holding company level may need to be reevaluated and reduced or may require revenue generation from advanced technology products or other sources or revenue growth from the licensing subsidiary to meet its anticipated future expenses and debt service requirements. In order to meet these potential future needs, the Company may be required to seek additional equity or debt financing and/or debt refinancing. The timing and amount of any such financing requirements will depend on a number of factors, including demand for our products, changes in industry conditions, new product acceptance and competitive factors. There can be no assurance that such financing will be available on acceptable terms if required, and any additional equity financing would result in incremental ownership dilution to our existing shareholders. Based upon its cash position at October 31, 2003, and its financial projections for the upcoming year, S&W believes that it has adequate sources of liquidity to meet debt obligations, pay the annual dividend to the parent, and finance operational and capital requirements for at least the next 12 months.

      The Company is incurring significant legal and accounting costs relating to the restatement of the financial statements for the fiscal year ended April 30, 2002, the restatement of the quarters in fiscal year 2002, the SEC investigation and severance agreements with certain former officers of the holding company entered into in December 2003. As a result of these costs, we expect to record significant expenses in the third quarter of fiscal year 2004 that will directly affect operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

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

      Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the six months ended October 31, 2003, the Company incurred product liability expense of $248,142.

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

      The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of October 31, 2003, the Company has reserves of approximately $3.9 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

      The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project underway as part of the Massachusetts Contingency Plan (MCP). The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate.

      On February 25, 2003, S&W sold approximately 85 acres of company-owned property in the City of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). The 85 acres has identified soil and groundwater contamination which previously was part of six of S&W’s voluntary remediation projects, specifically the South Field, West Field, and Fire Pond release areas, under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). S&W believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the City of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. S&W has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which require SRA to complete remediation. S&W has not revised the environmental reserve, but will monitor the progress of the SRA in the remediation and development of the property. Based on SRA’s progress and success in the Brownfield redevelopment of the property, as well as specific approval of remediation by governing authorities, the Company may reduce the environmental reserve. This reduction would have a significant impact on the Company’s earnings for the period in which such reduction is made.

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

•	We are under investigation by the SEC to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. While we have fully cooperated with the SEC and intend to continue to do so, we can not predict what the outcome of the investigation will be or when it will be completed. If the SEC determines that we have violated federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

•	Our management has spent considerable time and effort dealing with internal and external investigations of our controls and procedures, and this diversion of management’s time may adversely affect our business and our results of operations.

•	We have made, and continue to make, changes to our internal controls, our disclosure controls and procedures, our internal controls over financial reporting and our corporate governance policies and procedures. Any design, operating maintenance or evaluation failure or circumvention of these controls and procedures could seriously harm our business.

•	If we fail to satisfy our plan for our return to compliance with the American Stock Exchange’s continued listing standards, our stock will likely be delisted. If our stock is delisted, our stock could become more difficult to trade and our ability to raise funds in the capital markets may be impaired, which could have a material adverse effect on our business.

•	We are incurring significant legal and accounting costs relating to the restatement of our financial statements for the fiscal year ended April 30, 2002, the SEC investigation and recently approved severance arrangements with former officers that will directly affect our operating profit and will likely lead to a net loss for the third quarter of fiscal year 2004.

•	We are subject to sales cycles driven by national events (such as 9/11/2001) which can cause dramatic increases or decreases in demand for our products and we have no ability to predict or control those cycles.

•	We are defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of our handguns. While we are vigorously defending these lawsuits and believe they are without merit and further believe our insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render a judgment against us in excess of insurance coverage limits.

•	If forced to comply with a settlement with HUD restricting our design, manufacturing, marketing and distribution of firearm products, we could be substantially impaired from competing with manufacturers who sell competing products. We believe the HUD Settlement is not legally binding, and have received confirmation that the HUD Settlement will not be enforced, but can provide no assurance that a court would not rule otherwise, as the HUD Settlement has not been formally rescinded.

•	We have substantial repayment obligations related to the purchase of our wholly-owned subsidiary, Smith & Wesson Corp. for which we are developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit us from making payments directly from our subsidiary, Smith & Wesson Corp. We must begin to repay the principal on one of our loans in April 2004.

•	We are expanding our technology, licensing and catalog operations. All of these areas are highly competitive and subject to changes in demand.

•	Our two significant notes contain covenants and the preemptive rights held by Colt Melby could limit our discretion with respect to various business matters.

•	Cost of insurance for all firearms manufacturers continue to increase and we have been impacted by those increases.

•	We continue our efforts to overcome adverse publicity from past settlement agreements.

•	Some of our competitors’ cost structures may be more advantageous than ours.

•	We operate in a highly regulated business at the international, national, state and local levels and there is no assurance that regulation may not increase having a material adverse effect on our business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

•	We are currently engaged in remedial investigation and cleanup activities at certain sites and cannot be sure that we have identified all existing contamination or will not cause contamination in the future, making our reserves of approximately $3.9 million inadequate.

•	We depend on outside suppliers and vendors for our raw materials and other supplies.

•	Demand for our products is subject to the popularity of our product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from our German supplier.

•	We are exposed to currency risk from foreign exchange rate fluctuations in connection with inventory we purchase from a European supplier. If the U.S. Dollar continues to weaken and our hedging arrangements do not provide adequate protection, we could experience additional expenses on inventory we purchase annually from the European supplier.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three and six months ended October 31, 2003 ($4.6 million and $10.2 million, respectively, representing approximately 15.7% and 17.5%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through adjustments in our prices, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts. As of April 30, 2003, there was approximately $1.3 million remaining on a twelve-month forward contract entered into on October 4, 2002 with an average exchange rate of $0.98 per Euro. As of June 29, 2003, we had exhausted our remaining October 2002 forward contract so we entered into a five-month forward contract to purchase $3.6 million of Euros at an average exchange rate of $1.18 per Euro.

During the three and six months ended October 31, 2003, we recognized a net loss of $91,854 and net gain of $80,096, respectively, from the closeout of certain such forward contracts. As of October 31, 2003 we had fully exhausted both our October 4, 2002 and June 29, 2003 forward contracts and had not entered into any new forward contracts. Since then, as of November 3, 2003, we entered into a six-month Euro forward contract expiring on May 3, 2004 to purchase $5 million of Euros at an average exchange rate of $1.14 per Euro. Thus, after May 3, 2004, we could experience additional expenses relating to the inventory we purchase annually from the European supplier if the value of the U.S. Dollar relative to the Euro does not increase. For example, after May 3, 2004, if the exchange rate of the U.S. Dollar is $1.28 per Euro, we would expect to incur additional expenses of approximately $1.5 million for the 12 months thereafter, and if the exchange rate of the U.S. Dollar is $1.32 per Euro, we would expect to incur additional expenses of approximately $2.2 million for the same period.

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

Changes in Internal Controls

      In September 2003, the Board also formed a Nominating and Governance Committee to assist in identifying and pursuing qualified director candidates and adopted specific Corporate Governance Guidelines to delineate and promote the Company’s commitment to maintaining a strong governance tone from the top. Moreover, recently we have implemented a remedial plan incorporating our management’s additional recommendations for enhancements to our control processes and procedures relating to Corporate Governance. As part of this remedial plan, our board of directors adopted additional corporate governance policies and procedures applicable to management decision-making, governance of S&W, hiring practices, delineation of management responsibilities, involvement of outside counsel, marketing efforts, contracting with outside consultants, strategic planning, assessment of marketing efforts and related subsidiaries of the Company, information management and organizational structure. Proposed or completed enhancements to our control processes and procedures include: increased review of the facts and circumstances surrounding our transac-

tions, implementations and products; expansion of our corporate governance to include enhanced training with respect to financial policies and procedures for our administrative personnel and personnel in our subsidiaries; enhancement of our post-transaction monitoring; enhanced analysis and support in connection with our accounting procedures; and enhanced analysis and support for our accrued liability accounts. With the assistance of our advisors we continue to consider further actions, including without limitation, actions to address any deficiencies we may identify, and to further improve the effectiveness of our control processes and procedures.

      In addition, in December 2003 our Board of Directors adopted a Corporate Governance Plan intended, among other things, to further enhance our disclosure controls and procedures as more fully reported in Item 8A of our most recently filed Form 10-KSB and in Item 4 of our Form 10-Q for the three months ended July 31, 2003.

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

      The nature of the legal proceedings against the Company is discussed in Note 8 to the Consolidated Financial Statements included in this Report on Form 10-Q, which is incorporated herein by reference. The Company has previously reported all cases instituted against it through December 8, 2003, and the results of those cases where terminated, in its Form 10-KSB report previously filed with the Securities and Exchange Commission, to which reference is hereby made.

      No new cases were instituted against the Company or its wholly-owned subsidiary Smith & Wesson Corp. during the three months ended October 31, 2003. There are no material updates to previously reported pending cases since the filing of the most recently filed Form 10-Q.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

      (b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on August 14, 2003, relating to the Company’s announcement that its annual report on Form 10-KSB would be delayed as a result of its restatement of its financial statement for fiscal year 2002.

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