Form 10QSB/A
period 2003-01-31
SMITH & WESSON HOLDING CORP
filed 2004-03-16
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

Quarterly Report of Small Business Issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003

Commission File No. 001-31552

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 2100 Roosevelt Avenue Springfield, Massachusetts (Address of principal executive offices)	87-0543688 (I.R.S. Employer Identification No.) 01104 (Zip Code)

Issuer’s telephone number, including area code:
(800) 331-0852

Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of March 7, 2004

Common stock, $0.001 par value	30,781,380

The issuer is not using the Transitional Small Business Disclosure format.

EXPLANATORY NOTE

     This amendment on Form 10-QSB/A (i) summarizes the impact and effect of the restatement of our previously filed fiscal year 2002 financial statements and the effects of that restatement for the quarters ended January 31, 2003 and 2002, (ii) identifies certain recent events and (iii) amends Items 1 and 2 of Part I, and Item 6 of Part II of the Quarterly Report of Smith & Wesson Holding Corporation (the “Company”) on Form 10-QSB previously filed for the quarter ended January 31, 2003. The restatement of our previously filed fiscal year 2002 financial statements is set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003.

     This amendment on Form 10-QSB/A for the fiscal quarters ended January 31, 2003 and 2002 amends and restates only those items of the previously filed Form 10-QSB which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 9 to the Consolidated Financial Statements for Smith & Wesson Holding Corporation and Subsidiaries included in Part I — Item 1. No other information contained in the Company’s Form 10-QSB for the quarter ended January 31, 2003 has been updated or amended.

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION
The Restatement
Recent Developments
Item 1. Financial Statements
Smith & Wesson Holding Corporation and Subsidiaries
Consolidated Balance Sheets at January 31, 2003; April 30, 2002, January 31, 2002 and April 30, 2001 (Saf-T-Hammer Corporation)
Consolidated Statements of Operations for the three and nine months ended January 31, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine month periods ended January 31, 2003 and January 31, 2002
Consolidated Statements of Cash Flows for the nine month periods ended January 31, 2003 and 2002
Notes to Consolidated Financial Statements
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I: FINANCIAL INFORMATION

The Restatement

Overview

     On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/A, we are restating our previously filed financial statements for each of the three month periods and nine month periods ended January 31, 2003 and January 31, 2002 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

•	adjustments to net sales for product returns and freight invoiced to customers;

•	adjustments to S&W’s product liability and environmental expenses;

•	our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

•	adjustments to S&W’s income tax accounts; and

•	adjustments to other accounts.

Discussion

     The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the three and nine months ended January 31, 2003 and 2002 are described within each subsection below:

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

     The effect of these adjustments on our quarterly financial statements for the three months ended January 31, 2002 is to increase net product sales by $.4 million and increase cost of sales by $0.3 million for the cost of freight and $.5 million for additional product liability expense. We are also restating our financial statements for the three months ended January 31, 2003, to increase net product sales by $0.6 million, increase selling and marketing expense by $0.1 million for cooperative advertising and distributor incentives, and increase cost of goods sold by $0.3 million for the cost of freight.

     The effect of these adjustments on the nine months ended January 31, 2002 is to increase net product sales by $2.3 million, which includes a $1.2 million sales return recorded in error in the second quarter, as well as $1.1 million in freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses. Cost of sales has been increased by $3.2 million which includes $1.0 million related to the sales return, $1.2 million relative to the product liability adjustment, $0.6 million in freight costs previously reported as a reduction to sales, and $0.4 million in for inventory and equipment write-offs. For the nine months ended January 31, 2003 the effects of the restatement on net product sales was an increase of $1.9 million which, was the freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses.

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

     The effect of these adjustments for the three months ended January 31, 2002, is to increase cost of goods sold by $0.5 million to adjust the product liability reserve. The effect of these adjustments on the nine months ended January 31, 2002 was to increase cost of goods sold by $1.2 million for product liability and to increase environmental expense by $2.5 million.

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

     For the three and nine months ended January 31, 2002, we should have recorded interest expense of $564,606 and $2,333,415 respectively, relating to the Melby Note, the Melby Warrants, and the Melby Affiliate Warrants compared to interest expense previously recorded of $.9 million and $4.5 million, respectively.

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

     For the three and nine months ended January 31, 2002, we should have recorded interest expense of $229,912 and $710,849 respectively, relating to the finders’ warrants.

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

     Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended January 31, 2002. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht for the three months ended January 31, 2002 results in recognizing an increase in compensation expense of $11,250.

     For the nine months ended January 31, 2002, the Company has recorded $185,000 in interest expense as an extinguishment of debt relative to the difference between the market value and the initial value of the 500,000 shares issued to one of the finders. The Company has also recorded $123,750 as compensation expense for the nine months ended January 31, 2002 for the difference between the market value and the initial value of the 375,000 shares due to Mr. Lambrecht.

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

     The impact for the quarter ended January 31, 2002 was to increase income tax expense by $145,983 to eliminate the previously reported benefit from income tax of $128,333 and record income tax expense of $17,650.

     For the nine months ended January 31, 2002, the impact was to increase income tax expense by $2,018,507 to eliminate the previously reported benefit from income tax of $1,965,559 and record income tax expense of $52,948.

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

Adjustments to Expense in Fiscal Year 2002 for Items Previously Capitalized

Increase in medical self insurance reserves and unemployment reserves after the acquisition date	$374,634
Increase in workers’ compensation reserve and cost of Directors and Officers insurance required under Massachusetts law as a result of the acquisition of Smith & Wesson Corp	175,000
Accounting and legal costs	683,000

Total	$1,232,634

     In addition to the expenses noted in the table above, for the three months ended January 31, 2002, general and administrative expenses increased by $83,802 due to the restatement.

     For the nine months ended January 31, 2002, we should have recorded $450,000 of additional expense consisting of accounting and legal costs of $275,000 and the workers compensation/Directors and Officers insurance expense of $175,000.

Other Income/Expense

     We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of debt $187,834.

     For the three months ended January 31, 2002, we should have recorded other income of $112,675.

     For the nine months ended January 31, 2002, we should have recorded other income of $91,586.

Summary of Restatement Adjustments

     The aggregate impact to our fiscal year statement of operations of the adjustments described above is to increase our previously reported 2002 pre-tax net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002
	As Previously
	Reported	Net Change	Restated
	(In millions, except per share data)
Net Product Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	3.8	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	5.6	23.3
Interest Expense, net	8.5	(1.3)	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

     The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended January 31, 2002, is to decrease our previously reported net income by $555,826 to $720,070. Additionally, the restatement had minor effects on our financial statements for the three months ended January 31, 2003 resulting in an increase of our net income for that period from $231,717 to $718,545. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended			Three Months Ended
	January 31, 2003			January 31, 2002
	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	(In millions, except per share data)
Net Product Sales	$24.9	$0.6	$25.5	$21.6	$0.4	$22.0
Cost of Sales	18.5	0.3	18.8	15.2	0.8	16.0
License income, net	0.4	(0.1)	0.3	0.3	0.0	0.3

	Three Months Ended			Three Months Ended
	January 31, 2003			January 31, 2002
	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	(In millions, except per share data)
Expenses, including operating expense and other income and expense	5.8	(0.3)	5.5	3.7	0.2	3.9
Interest Expense, net	0.8	0.0	0.8	1.8	(0.2)	1.6
Income Taxes	0.0	0.0	0.0	(0.1)	0.1	0.0
Net Income (loss) (increase) decrease	0.2	0.5	0.7	1.3	(0.6)*	0.7	*
Earnings per share
Basic	.01	.01	.02	.07	(.03)	.04
Diluted	.01	.01	.02	.07	(.04)	.03

	Nine Months Ended				Nine Months Ended
	January 31, 2003				January 31, 2002
	As				As
	Previously	Net			Previously	Net
	Reported	Change	Restated		Reported	Change	Restated
	(In millions, except per share data)
Net Product Sales	$69.0	$1.9	$70.9		$52.8	$2.2	$55.0
Cost of Sales	50.4	0.8	51.2		41.9	3.3	45.2
License income, net	1.0	0.0	1.0		0.9	0.0	0.9
Expenses, including operating expense and other income and expense	17.4	0.3	17.7		12.1	3.3	15.4
Interest Expense, net	2.0	0.2	2.2		6.9	(1.2)	5.7
Income Taxes	0.0	0.0	0.0		(2.0)	2.1	0.1
Net income/(loss) (increase) decrease*	0.2	0.5 *	0.7	*	(5.3)*	(5.1)*	(10.4)
Earnings per share
Basic	.01	.02	.03		(.28)	(.26)	(.54)
Diluted	.01	.01	.02		(.28)	(.26)	(.54)

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

     Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the three months ended January 31, 2001 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

Amendments to Prior Filings

     On December 18, 2003, we filed our annual report for the year ended April 30, 2003 on Form 10-KSB. This annual report includes our restated consolidated financial statements for the year ended April 30, 2002.

     This quarterly report on Form 10-QSB/A includes our restated consolidated financial statements for the quarters ended January 31, 2003 and 2002. We have not amended our previously-filed report on Form 10-QSB for the quarter ended January 31, 2002.

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

     Because we were not able to file our Form 10-KSB by October 24, 2003, the date specified in our original plan to the Exchange, we requested the opportunity to submit a revised plan to the staff of the American Stock Exchange. Under this revised plan submitted to and accepted by the Exchange on November 25, 2003 and as further amended on December 12, 2003 and on December 31, 2003, we have filed our quarterly reports for the first and second quarters of fiscal year 2004 and amended our quarterly reports for the first and second quarters of fiscal year 2003 as of January 9, 2004. We will continue to be subject to periodic review by the staff of the American Stock Exchange. If we fail to make progress consistent with the revised plan or fail to regain compliance with the continued listing standards, we may be delisted from the American Stock Exchange.

SEC Investigation

     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal year 2002. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

Restructuring

     On January 16, 2004, the Board of Directors voted to close the Scottsdale corporate office and relocate the executive office function to the Company’s Springfield, Massachusetts location. The board also voted to transfer the Licensing division to Springfield as well. In addition, it was also decided to discontinue the Crossings catalog operation as well as the Company’s Advanced Technology division. The company intends to incur a one-time charge in the quarter ended January 31, 2004, relative to this restructuring.

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	Restated		Restated	Saf-T-
	(Note 9)		(Note 9)	Hammer
	January 31,		January 31,	Corporation
	2003	April 30, 2002	2002	April 30, 2001
	Unaudited		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,369,090	$20,012,491	$31,193,368	$69,110
Marketable securities	1,557,057	1,003,159	—	—
Accounts receivable, net of allowance for doubtful accounts of $101,576 on January 31, 2003, $100,566 on April 30, 2002, $98,144 on January 31, 2002, and $0 on April 30, 2001	13,552,252	12,099,436	9,138,292	3,904
Inventories	14,882,652	19,354,781	19,164,457	21,780
Other current assets	2,952,878	1,447,143	2,872,028	194,832
Income tax receivable	190,766	211,803	237,668	—

Total current assets	44,504,695	54,128,813	62,605,813	289,626

Property, plant and equipment, net	6,432,339	4,199,207	2,840,696	31,752
Intangibles, net	1,041,765	986,408	736,183	—
Collateralized cash deposits	22,184,717	21,227,025	6,237,025	—
Other assets	16,040,000	15,903,400	15,241,700	—

	$90,203,516	$96,444,853	$87,661,417	$321,378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,037,600	$6,955,136	$5,284,039	$693,978
Accrued expenses	6,970,401	7,999,450	6,671,854	—
Accrued payroll	2,767,618	3,135,117	2,666,764	—
Accrued taxes other than income	1,760,082	1,755,859	1,452,669	—
Accrued profit sharing	781,174	819,838	—	—
Finders liability	—	—	311,250	—
Deferred revenue	202,130	1,597,674	1,629,236	—
Note payable, related party net of debt issue costs of $644,736 as of January 31, 2002	—	357,425	4,952,689	597,425
Note payable, Tomkins	—	—	10,000,000	—
Note payable, unrelated party net of debt issue costs of $114,000	—	—	—	386,000
Due to Walther USA, LLC, net	—	529,353	836,770	—

Total current liabilities	17,519,005	23,149,852	33,805,271	1,677,403

Notes payable	45,000,000	45,000,000	30,000,000	—

Other non-current liabilities	27,936,485	29,449,775	31,189,082	—

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized 29,805,430 and 19,501,689 shares issued and outstanding on January 31, 2003 and 2002, respectively, and 29,683,613 and 18,131,355 shares issued and outstanding on April 30, 2002 and 2001, respectively	29,805	29,683	19,502	18,131
Additional paid-in capital	15,892,230	15,751,515	9,177,606	4,786,469
Accumulated (deficit)	(16,195,335)	(16,938,840)	(16,530,044)	(6,160,625)
Accumulated other comprehensive income	21,326	2,868	—	—

Total stockholders’ equity (deficit)	(251,974)	(1,154,774)	(7,332,936)	(1,356,025)

	$90,203,516	$96,444,853	$87,661,417	$321,378

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended:		For the Nine Months Ended:
	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Net product sales	$25,509,861	$21,993,216	$70,881,940	$55,017,852
License revenue	409,190	326,940	1,121,066	965,446
Cost of goods sold	18,834,351	15,995,937	51,150,283	45,153,765
Cost of services	67,923	49,457	131,250	67,050

Gross profit	7,016,777	6,274,762	20,721,473	10,762,483

Operating expenses:
Research and development, net	191,270	128,641	711,544	418,261
Selling and marketing	2,834,906	2,319,572	8,153,051	6,127,807
General and administrative	3,034,081	1,571,899	9,470,451	6,459,638
Environmental expense	—	—	—	2,500,000

Total operating expenses	6,060,257	4,020,112	18,335,046	15,505,706

Income/(loss) from operations	956,520	2,254,650	2,386,427	(4,743,223)

Other income/(expense):
Other income/(expense)	558,153	112,675	612,212	91,586
Interest income	115,460	208,030	478,023	680,401
Interest expense	(899,250)	(1,837,635)	(2,696,144)	(6,345,235)

	(225,637)	(1,516,930)	(1,605,909)	(5,573,248)

Income (loss) before income taxes	730,883	737,720	780,518	(10,316,471)
Income tax expense	12,338	17,650	37,013	52,948

Net income (loss)	$718,545	$720,070	$743,505	$(10,369,419)
Other comprehensive income:
Unrealized gain on marketable securities net of income tax of $2,983 and $8,950, respectively	6,153	—	18,458	—

Comprehensive income (loss)	$724,698	$720,070	$761,963	$(10,369,419)

Weighted average number of common equivalent shares outstanding, basic	29,793,539	19,501,689	29,727,550	19,109,813

Net income/(loss) per share, basic	$0.02	$0.04	$0.03	$(0.54)

Weighted average number of common equivalent shares outstanding, diluted	36,359,655	23,976,550	36,181,817	19,109,813

Net income/(loss) per share, diluted	$0.02	$0.03	$0.02	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended January 31, 2003 and 2002 (restated Note 9)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)		$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000			3,189,000
Common stock issued to settle liabilities	500,000	500	434,500			435,000
Exercise of warrants	750,000	750	599,250			600,000
Issuance of common stock for services	120,334	121	168,387			168,508
Net (loss) for the nine months ended January 31, 2002				(10,369,419)		(10,369,419)

Balance at January 31, 2002	19,501,689	$19,502	$9,177,606	$(16,530,044)	$—	$(7,332,936)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Shares issued under ESPP on October 1, 2002	67,117	67	75,945			76,012
Issuance of common stock for services	54,700	55	64,770			64,825
Net income for the nine months ended January 31, 2003				743,505		743,505
Other comprehensive Income					18,458	18,458

Balance at January 31, 2003	29,805,430	$29,805	$15,892,230	$(16,195,335)	$21,326	$(251,974)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended:

	Restated	Restated
	(Note 9)	(Note 9)
	January 31, 2003	January 31, 2002
Cash flows provided by (used for) provided by operating activities:
Net income (loss)	$743,505	$(10,369,419)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Amortization and depreciation	607,905	292,516
Gain on sales of assets	(6,380)	(13,129)
Provision for losses on accounts receivable	2,500	21,450
Provision for excess and obsolete inventory	181,388	2,418,830
Stock compensation for services	64,825	168,508
Debt discount amortized to interest expense	—	2,447,415
Amortization of debt issue costs to interest expense	—	710,849
Loss on Finder’s liability settled in stock	—	185,000
Compensation expense settled in stock	—	123,750
Changes in operating assets and liabilities (Increase) decrease in assets:
Accounts receivable	(1,455,316)	(1,422,321)
Inventories	4,290,741	2,697,351
Due from Tomkins	—	7,699,500
Other current assets	(1,505,735)	(1,544,150)
Income tax receivable	21,037	(237,668)
Other assets	(136,600)	(1,055,168)
Increase (decrease) in liabilities:
Accounts payable	(1,917,536)	1,457,744
Accrued payroll	(367,499)	(1,155,085)
Accrued profit sharing	(38,664)	—
Accrued taxes other than income	4,223	80,719
Finders liability	—	311,250
Accrued expenses	(1,029,049)	(6,254,479)
Other non-current liabilities	(1,513,290)	7,233,896
Deferred revenue	(1,395,544)	16,529
Due to Walther USA, LLC, net	(529,353)	1,485,754

Net cash (used for) provided by operating activities	(3,978,842)	5,299,642

Cash flows (used for) provided by investing activities:
Net cash and cash equivalents acquired from business combination	—	48,598,168
Cash portion of business acquisition	—	(5,000,000)
Payments to acquire marketable securities	(535,440)	—
Additions to collateralized cash deposits	(957,692)	(1,087,025)
Payments to secure financing	—	(373,750)
Payments to acquire patents	(67,101)	—
Proceeds from sale of property and equipment	8,760	14,026
Payments to acquire property and equipment	(2,831,673)	(1,426,803)

Net cash (used for) provided by investing activities	(4,383,146)	40,724,616

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	—	(20,000,000)
Proceeds from note payable, related parties	—	5,000,000
Payments on loans and notes payable, related parties	(357,425)	(500,000)
Proceeds from sale of common stock	76,012	—
Proceeds from exercise of warrants to acquire common stock	—	600,000

Net cash used for financing activities	(281,413)	(14,900,000)

Net (decrease) increase in cash and cash equivalents	(8,643,401)	31,124,258
Cash and cash equivalents, beginning of year	20,012,491	69,110

Cash and cash equivalents, end of period	$11,369,090	$31,193,368

     The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2003 and 2002

Notes to Consolidated Financial Statements

(1) Basis of Presentation:

     The restated consolidated balances sheets as of January 31, 2003 and 2002, the restated consolidated statements of operations and changes in stockholders’ equity (deficit) for the three and nine months ended January 31, 2003 and 2002 and the cash flow statements for the nine months ended January 31, 2003 and 2002, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations changes in stockholder’s equity (deficit) and cash flows at January 31, 2003 and 2002 and for the periods presented, have been included. All significant intercompany transactions have been eliminated.

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

Segment Information

     The Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. At the present time, the Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company’s financial statements. For each of the three and nine month periods ended January 31, 2003 and 2002, there have been no material foreign operations.

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

	For the Nine Months Ended
	January 31,
	2003	2002
Net Income (loss) — as reported (restated)	$743,505	$(10,369,419)
Common stock issued in exchange for services	64,825	292,258
Compensation expense, as determined under the Black Scholes option pricing model	(756,151)	(440,782)
Net Income (loss) — proforma	$52,179	$(10,517,943)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$0.03	$(0.54)
Net income (loss) — proforma	$0.00	$(0.55)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$0.02	$(0.54)
Net income (loss) — proforma	$0.00	$(0.55)

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

	Estimated Reserve
Site	January 31, 2003	April 30, 2002
Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,291,000	1,359,000
Tank #15	27,000	27,000
Wildcat	108,000	108,000
Chlorinated Release	298,000	298,000
Academy	444,000	444,000

Total	$4,018,000	$4,086,000

(5) Advertising Costs:

     Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the nine months ended January 31, 2003 and 2002, advertising expenses amounted to approximately $2,760,000 and $1,844,000, respectively.

(6) Self-Insurance Reserves:

     As of January 31, 2003 and 2002, the Company’s subsidiary, Smith & Wesson, had reserves for workers compensation and product liability totaling $8,763,915 and $12,325,993, respectively, of which, $5,973,915 and $10,075,993, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,790,000 and $2,250,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While management believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts credited or charged to expense were $(75,995) and $2,421,903 for the nine months ended January 31, 2003 and 2002, respectively.

     Following is a summary of the activity in the workers’ compensation and product liability reserves for the nine months ended January 31, 2003 and January 31, 2002:

	January 31, 2003	January 31, 2002
Beginning Balance	$11,090,125	$12,248,197
Provision, net of reserve adjustments	(75,995)	2,421,903
Payments	(2,250,215)	(2,344,107)

Ending balance	$8,763,915	$12,325,993

     It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2003 and January 31, 2002, the Company has product liability reserves of approximately $8.1 million and $11.0 million, respectively comprised entirely of expected legal defense costs.

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

     In the nine months ended January 31, 2003, the Company paid approximately $1.8 million in defense and administrative costs relative to product liability and municipal litigation. In addition, the Company spent $207,500 in aggregate in settlement fees relative to product liability cases.

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

(8) Stockholders’ Equity:

Common Stock

     During the nine months ended January 31, 2003 and 2002, options or warrants were exercised as follows:

     (a) During November 2002, the Company issued 4,700 shares of the Company’s common shares having a market value of $8,037 to an employee to settle $5,875 in compensation due him. These shares were valued at $1.71 per share.

     (b) During November 2002, the Company issued 50,000 shares of the Company’s common shares to an unrelated third party as part of a litigation settlement involving the Company’s subsidiary.

     (c) During May 2001, 750,000 warrants were exercised by affiliates of a related party at $0.80 per share for net proceeds of $600,000. These warrants were granted in relation to the financing of the Melby Note (see Note 3).

     (d) During August 2001, the Company issued 6,667 shares of the Company’s common shares to a consultant as part of an employment agreement and hence recorded compensation expense of $9,334.

     (e) During September 2001, the Company issued 26,667 shares of the Company’s common shares to a consultant for services rendered and hence recorded compensation expense of $37,334.

     (f) During September 2001, the Company issued 500,000 shares of the Company’s common shares to one of the finders in relation to the financing of the Melby Note (see Note 2). These shares were issued to settle the finders fee payable at the time the financing was arranged. A total of $185,000 was charged to interest expense as part of the extinguishment of this debt.

     (g) During October 2001, the Company issued 87,000 shares of the Company’s common shares to a consultant for services rendered and hence recorded compensation expense of $121,840.

     The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Nine Months Ended			For the Nine Months Ended
	January 31, 2003 (restated)			January 31, 2002 (restated)
	Net		Per Share			Per Share
	Income	Shares	Amount	Net Loss	Shares	Amount
Basic (loss) per share	$743,505	29,727,550	$0.03	$(10,369,419)	19,109,813	$(0.54)
Effect of dilutive stock options	—	6,454,267		—	—

Diluted (loss) per share	$743,505	36,181,817	$0.02	$(10,369,419)	19,109,813	$(0.54)

     Options and warrants to purchase 50,000 and 20,703,950 shares, respectively, of the Company’s Common Stock were excluded from the January 31, 2003 and 2002 computation of diluted earnings per share because the effect would be antidilutive.

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

Employee Stock Option and Employee Stock Purchase Plans

     The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors through its Compensation Committee administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP shall become exercisable over a period of no longer than ten (10) years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the nine months ended January 31, 2003 and 2002, the Company granted 645,000 and 1,350,000 options,respectively, under the SOP.

     The number and weighted average exercise prices of options granted under the SOP, for the nine months ended January 31, 2003 and 2002 are as follows:

	For the Nine Months Ended January 31,
	2003		2002
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options Outstanding, beginning of year	1,550,000	$0.81	—	—
Granted during the period	645,000	$1.35	1,350,000	$0.81
Exercised during the period	—	—	—	—
Canceled/forfeited during the period	(133,334)	$0.81	—	—

Options outstanding, end of period	2,061,666	$0.98	1,350,000	$0.81

Shares exercisable, end of quarter	656,673		—

     A summary of stock options outstanding and exercisable at January 31, 2003 follows:

	Outstanding				Exercisable
	Number	Weighted Average		Weighted	Number	Weighted
	Outstanding	Remaining		Average	Exercisable at	Average
	at January 31	Contractual Life		Exercise Price	January 31	Exercise Price
Range of Exercise Prices
$0.81-$0.81	1,416,666	9.03	years	$0.81	516,673	$0.81
$1.18-$1.51	595,000	9.70	years	$1.29	140,000	$1.18
$2.04-$2.04	50,000	9.88	years	$2.04	—	—

$0.81-$2.04	2,061,666	9.24	years	$0.98	656,673	$0.89

     The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and shall continue in effect for a term of ten (10) years unless sooner terminated. The ESPP shall be implemented by a series of offering periods of twenty-four (24) months duration, with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price shall be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant shall elect to have payroll deductions made on each payday during the offering period in an amount not less than one percent (1%) and not more than twenty percent 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period shall consist of four (4) consecutive purchase periods of six (6) months’ duration. The last day of each purchase period shall be the purchase date for such purchase period. A purchase period commencing on April 1 shall end on the next September 30. A purchase period commencing on October 1 shall end on the next March 31. The Board of Directors of the Company shall have the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five (5) days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period shall be 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP shall be assumed or an equivalent option shall be substituted by the successor corporation or a parent or Subsidiary of such successor corporation. During the nine months ended January 31, 2003 and 2002, 67,117 and 0 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

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

     For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended January 31, 2003 and 2002 was $1.16 and $0.72, respectively. The weighted-average fair value of ESPP shares granted during the nine months ended January 31, 2002 was $0.59. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Nine Months Ended January 31
	2003	2002
Stock option grants:
Risk-free interest rate	4.05%	4.26%
Expected life	8.9 years	9.3 years
Expected volatility	92.4%	97.0%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.98%	not applicable
Expected life	5.3 months	not applicable
Expected volatility	88.9%	not applicable
Dividend yield	0%	not applicable

(9) The Restatement:

Overview

     On March 17, 2003, the Company engaged PricewaterhouseCoopers LLP (PwC), as our independent public accountants to audit our financial statements for fiscal year 2003. On August 12, 2003, the Company engaged PwC to conduct a re-audit of our previously issued fiscal year 2002 financial statements. On December 18, 2003, we filed our Form 10-KSB for the fiscal year ended April 30, 2003, which included restated financial statements for the fiscal year ended April 30, 2002. These restatement changes affect the financial statements for each quarter in fiscal years 2003 and 2002. In this Form 10-QSB/A, we are restating our previously filed financial statements for each of the three month periods and nine month periods ended January 31, 2003 and January 31, 2002 to reflect adjustments required with respect to the acquisition balance sheet of Smith & Wesson Corp. (S&W) and other adjustments. These adjustments include, among other items:

• adjustments to net sales for product returns and freight invoiced to customers;

• adjustments to S&W’s product liability and environmental expenses;

• our accounting for non-cash interest and fees related to a note payable that we issued to finance a part of the acquisition of Smith & Wesson Corp.;

• adjustments to S&W’s income tax accounts; and

• adjustments to other accounts.

Discussion

     The restatement adjustments for fiscal year 2002 and the effects of those adjustments on the three and nine months ended January 31, 2003 and 2002 are described within each subsection below:

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

     The effect of these adjustments on our quarterly financial statements for the three months ended January 31, 2002 is to increase net product sales by $.4 million and increase cost of sales by $0.3 million for the cost of freight and $.5 million for additional product liability expense. We are also restating our financial statements for the three months ended January 31, 2003, to increase net product sales by $0.6 million, increase selling and marketing expense by $0.1 million for cooperative advertising and distributor incentives, and increase cost of goods sold by $0.3 million for the cost of freight.

     The effect of these adjustments on the nine months ended January 31, 2002 is to increase net product sales by $2.3 million, which includes a $1.2 million sales return recorded in error in the second quarter, as well as $1.1 million in freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses. Cost of sales has been increased by $3.2 million which includes $1.0 million related to the sales return, $1.2 million relative to the product liability adjustment, $0.6 million in freight costs previously reported as a reduction to sales, and $0.4 million in for inventory and equipment write-offs. For the nine months ended January 31, 2003 the effects of the restatement on net product sales was an increase of $1.9 million which, was the freight, promotional and industry dues that had originally been reported as a reduction of sales and should have been charged to cost of sales and operating expenses.

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

     The effect of these adjustments for the three months ended January 31, 2002, is to increase cost of goods sold by $0.5 million to adjust the product liability reserve. The effect of these adjustments on the nine months ended January 31, 2002 was to increase cost of goods sold by $1.2 million for product liability and to increase environmental expense by $2.5 million.

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

     For the three and nine months ended January 31, 2002, we should have recorded interest expense of $564,606 and $2,333,415 respectively, relating to the Melby Note, the Melby Warrants, and the Melby Affiliate Warrants compared to interest expense previously recorded of $.9 million and $4.5 million, respectively.

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

     For the three and nine months ended January 31, 2002, we should have recorded interest expense of $229,912 and $710,849 respectively, relating to the finders’ warrants.

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

     Because the finders’ fees were determined to be settled in a fixed number of shares of stock, we now believe that we should have recorded the excess of the market value of the stock to be issued over the original amount of the obligation as additional expense for the three months ended January 31, 2002. The difference between the market value and the initial value of the 500,000 shares due to Mr. Lambrecht for the three months ended January 31, 2002 results in recognizing an increase in compensation expense of $11,250.

     For the nine months ended January 31, 2002, the Company has recorded $185,000 in interest expense as an extinguishment of debt relative to the difference between the market value and the initial value of the 500,000 shares issued to one of the finders. The Company has also recorded $123,750 as compensation expense for the nine months ended January 31, 2002 for the difference between the market value and the initial value of the 375,000 shares due to Mr. Lambrecht.

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

     The impact for the quarter ended January 31, 2002 was to increase income tax expense by $145,983 to eliminate the previously reported benefit from income tax of $128,333 and record income tax expense of $17,650.

     For the nine months ended January 31, 2002, the impact was to increase income tax expense by $2,018,507 to eliminate the previously reported benefit from income tax of $1,965,559 and record income tax expense of $52,948.

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

     In addition to the expenses noted in the table above, for the three months ended January 31, 2002, general and administrative expenses increased by $83,802 due to the restatement.

     For the nine months ended January 31, 2002, we should have recorded $450,000 of additional expense consisting of accounting and legal costs of $275,000 and the workers compensation/Directors and Officers insurance expense of $175,000.

Other Income/Expense

     We restated our fiscal year 2002 financial statements to increase other expense by $47,200 which includes a loss on extinguishment of debt $187,834.

     For the three months ended January 31, 2002, we should have recorded other income of $112,675.

     For the nine months ended January 31, 2002, we should have recorded other income of $91,586.

Summary of Restatement Adjustments

     The aggregate impact to our fiscal year statement of operations of the adjustments described above is to increase our previously reported 2002 pre-tax net loss by $5.3 million. The following table summarizes the statement of operations impact of these adjustments on our net loss for the period indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Fiscal Year Ended April 30, 2002
	As Previously
	Reported	Net Change	Restated
	(In millions, except per share data)
Net Product Sales	$76.5	$2.8	$79.3
Cost of Sales	56.9	3.8	60.7
License income, net	1.2	0.0	1.2
Expenses, including operating expense and other income and expense	17.7	5.6	23.3
Interest Expense, net	8.5	(1.3)	7.2
Income Taxes	0.1	0.0	0.1
Net income (loss) (increase) decrease	$(5.5)	$(5.3)	$(10.8)
Earnings per share Basic	$(0.27)	$(0.25)	$(0.52)
Diluted	$(0.27)	$(0.25)	$(0.52)

     The aggregate impact of the fiscal year 2002 restatement on our financial statements for the three months ended January 31, 2002, is to decrease our previously reported net income by $555,826 to $720,070. Additionally, the restatement had minor effects on our financial statements for the three months ended January 31, 2003 resulting in an increase of our net income for that period from $231,717 to $718,545. The following table summarizes the statement of operations impact of these adjustments on our net loss for each of the periods indicated.

Restatement and Adjustment Impact on Net Income (Loss)

	Three Months Ended			Three Months Ended
	January 31, 2003			January 31, 2002
	As			As
	Previously	Net		Previously	Net
	Reported	Change	Restated	Reported	Change	Restated
	(In millions, except per share data)
Net Product Sales	$24.9	$0.6	$25.5	$21.6	$0.4	$22.0
Cost of Sales	18.5	0.3	18.8	15.2	0.8	16.0
License income, net	0.4	(0.1)	0.3	0.3	0.0	0.3
Expenses, including operating expense and other income and expense	5.8	(0.3)	5.5	3.7	0.2	3.9
Interest Expense, net	0.8	0.0	0.8	1.8	(0.2)	1.6
Income Taxes	0.0	0.0	0.0	(0.1)	0.1	0.0
Net Income (loss) (increase) decrease	0.2	0.5	0.7	1.3	(0.6)*	0.7	*
Earnings per share
Basic	.01	.01	.02	.07	(.03)	.04
Diluted	.01	.01	.02	.07	(.04)	.03

	Nine Months Ended				Nine Months Ended
	January 31, 2003				January 31, 2002
	As				As
	Previously	Net			Previously	Net
	Reported	Change	Restated		Reported	Change	Restated
	(In millions, except per share data)
Net Product Sales	$69.0	$1.9	$70.9		$52.8	$2.2	$55.0
Cost of Sales	50.4	0.8	51.2		41.9	3.3	45.2
License income, net	1.0	0.0	1.0		0.9	0.0	0.9
Expenses, including operating expense and other income and expense	17.4	0.3	17.7		12.1	3.3	15.4
Interest Expense, net	2.0	0.2	2.2		6.9	(1.2)	5.7
Income Taxes	0.0	0.0	0.0		(2.0)	2.1	0.1
Net income (loss) (increase) decrease*	0.2	0.5 *	0.7	*	(5.3)*	(5.1)*	(10.4)
Earnings per share
Basic	.01	.02	.03		(.28)	(.26)	(.54)
Diluted	.01	.01	.02		(.28)	(.26)	(.54)

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

     Under GAAP, a change to the FIFO method would ordinarily require that the financial statements of all prior periods presented be restated to reflect results under the newly adopted FIFO accounting method. However, since our quarterly results initially reported for the nine months ended January 31, 2002 reflect the FIFO basis of accounting for inventory (even though we disclosed that our inventory was accounted for on a LIFO basis) we do not believe we need to amend our previously reported results for this matter.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — JANUARY 31, 2003

	As Previously
	Reported	Net Change	Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,184,757	$2,184,333	$11,369,090
Marketable securities	4,926,107	(3,369,050)	1,557,057
Accounts receivable, net of allowance for doubtful accounts of $101,576	13,469,754	82,498	13,552,252
Inventories	14,918,652	(36,000)	14,882,652
Other current assets	3,015,765	(62,887)	2,952,878
Income tax receivable	198,335	(7,569)	190,766

Total current assets	45,713,370	(1,208,675)	44,504,695

Property, plant and equipment, net	10,080,683	(3,648,344)	6,432,339
Intangibles, net	3,304,962	(2,263,197)	1,041,765
Collateralized cash deposits	21,000,000	1,184,717	22,184,717
Other assets	—	16,040,000	16,040,000

	$80,099,015	$10,104,501	$90,203,516

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,104,999	(14,067,399)	$5,037,600
Accrued expenses	—	6,970,401	6,970,401
Accrued payroll	—	2,767,618	2,767,618
Accrued taxes other than income	—	1,760,082	1,760,082
Accrued profit sharing	—	781,174	781,174
Deferred revenue	202,130	—	202,130

Total current liabilities	19,307,129	(1,788,124)	17,519,005

Notes payable	45,000,000	—	45,000,000

Other non-current liabilities	10,535,221	17,401,264	27,936,485

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 29,805,430 shares issued and outstanding	27,675	2,130	29,805
Additional paid-in capital	16,655,360	(763,130)	15,892,230
Accumulated (deficit)	(11,426,370)	(4,768,965)	(16,195,335)
Accumulated other comprehensive income	—	21,326	21,326

Total stockholders’ equity (deficit)	5,256,665	(5,508,639)	(251,974)

	$80,099,015	$10,104,501	$90,203,516

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended:
January 31, 2003

	As Previously
	Reported	Net Change	Restated
Net sales	$24,939,113	$570,748	$25,509,861
License revenue	391,266	17,924	409,190
Cost of goods sold	18,526,531	307,820	18,834,351
Cost of services	—	67,923	67,923

Gross profit	6,803,848	212,929	7,016,777

Operating expenses:
Research and development, net	66,879	124,391	191,270
Selling and marketing	2,726,178	108,728	2,834,906
General and administrative	3,025,393	8,688	3,034,081

Total operating expenses	5,818,450	241,807	6,060,257

Income from operations	985,398	(28,878)	956,520

Other income/(expense):
Other income	—	558,153	558,153
Interest income	138,693	(23,233)	115,460
Interest expense	(879,590)	(19,660)	(899,250)

	(740,897)	515,260	(225,637)

Income before income taxes	244,501	486,382	730,883
Income tax expense	12,784	(446)	12,338

Net income	$231,717	$486,828	$718,545
Other comprehensive income:
Unrealized gain on marketable securities, net of income tax of $2,983	—	6,153	6,153

Comprehensive income	$231,717	$492,981	$724,698

Weighted average number of common equivalent shares outstanding, basic	29,790,278,	29,793,539	29,793,539

Net income per share, basic	$0.01	$0.02	$0.02

Weighted average number of common equivalent shares outstanding, diluted	36,028,044,	36,359,655	36,359,655

Net income per share, diluted	$0.01	$0.01	$0.02

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended:
January 31, 2003

	As Previously
	Reported	Net Change	Restated
Net sales	$68,967,960	$1,913,980	$70,881,940
License revenue	1,037,465	83,601	1,121,066
Cost of goods sold	50,394,133	756,150	51,150,283
Cost of services	—	131,250	131,250

Gross profit	19,611,292	1,110,181	20,721,473

Operating expenses:
Research and development, net	368,592	342,952	711,544
Selling and marketing	7,450,283	702,768	8,153,051
General and administrative	9,536,591	(66,140)	9,470,451

Total operating expenses	17,355,466	979,580	18,335,046

Income from operations	2,255,826	130,601	2,386,427

Other income/(expense):
Other income	—	612,212	612,212
Interest income	551,513	(73,490)	478,023
Interest expense	(2,576,596)	(119,548)	(2,696,144)

	(2,025,083)	419,174	(1,605,909)

Income/(loss) before income taxes	230,743	549,775	780,518
Income tax expense	33,658	3,355	37,013

Net income/(loss)	$197,085	$546,420	$743,505
Other comprehensive income:
Unrealized gain on marketable securities, net of income tax of $8,950	—	18,458	18,458

Comprehensive income/(loss)	$197,085	$564,878	$761,963

Weighted average number of common equivalent shares outstanding, basic	29,726,462	29,727,550	29,727,550

Net income/(loss) per share, basic	$0.01	$0.02	$0.03

Weighted average number of common equivalent shares outstanding, diluted	35,768,825	36,181,817	36,181,817

Net income/(loss) per share, diluted	$0.01	$0.02	$0.02

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended January 31, 2003

	As Previously Reported
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 30, 2002	29,683,613	27,552	16,514,646	(11,623,455)	—	4,918,743
Shares issued under ESPP October 2002	67,117	67	75,945			76,012
Common stock issued to settle liabilities	54,700	56	64,769			64,825
Net income/(loss)for the nine month period ended January 31, 2003				197,085	—	197,085
Other comprehensive income				—	—	—

Balance at January 31, 2003	29,805,430	$27,675	$16,655,360	$(11,426,370)	$—	$5,256,665

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Restated
	Common Stock		Additional		Accumulated Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Shares issued under ESPP October 2002	67,117	67	75,945			76,012
Common stock issued to settle liabilities	54,700	55	64,770			64,825
Net income/(loss)for the nine month period ended January 31, 2003				743,505		743,505
Other comprehensive income					18,458	18,458

Balance at January 31, 2003	29,805,430	$29,805	$15,892,230	$(16,195,335)	$21,326	$(251,974)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Nine Months ended:
January 31, 2003

	As Previously
	Reported	Net Change	Restated
Cash flows (used for) operating activities
Net Income	$197,085	$546,420	$743,505
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	882,359	(274,454)	607,905
Gain on sale of assets	—	(6,380)	(6,380)
Provision for losses on accounts receivable	—	2,500	2,500
Provision for excess and obsolete inventory	—	181,388	181,388
Stock compensation for services	64,875	(50)	64,825
Changes in operating assets and liabilities (increase) decrease in assets and liabilities
Accounts receivable	(1,540,989)	85,673	(1,455,316)
Inventories	4,446,423	(155,682)	4,290,741
Other current assets	(932,395)	(573,340)	(1,505,735)
Income tax receivable	—	21,037	21,037
Other assets	—	(136,600)	(136,600)
Increase (decrease) in liabilities:
Accounts payable	(5,190,027)	3,272,491	(1,917,536)
Accrued payroll	—	(367,499)	(367,499)
Accrued profit sharing	—	(38,664)	(38,664)
Accrued taxes other than income	—	4,223	4,223
Accrued expenses	—	(1,029,049)	(1,029,049)
Other non-current liabilities	—	(1,513,290)	(1,513,290)
Deferred revenue	(1,395,543)	(1)	(1,395,544)
Due from Walther USA, LLC, net	—	(529,353)	(529,353)

Net cash (used for) operating activities	(3,468,212)	(510,630)	(3,978,842)

Cash flows provided by (used for) provided by investing activities:
Payments to acquire marketable securities	—	(535,440)	(535,440)
Proceeds from sale or maturity of marketable securities	2,613,167	(2,613,167)	—
Additions to collateralized cash deposits	—	(957,692)	(957,692)
Payments to acquire patents	(55,357)	(11,744)	(67,101)
Proceeds from sale of property and equipment	—	8,760	8,760
Payments to acquire property and equipment	(3,326,778)	495,105	(2,831,673)

Net cash (used for) provided by investing activities	(768,968)	(3,614,178)	(4,383,146)

Cash flows used for financing activities:
Payments on loans and notes payable, related parties	(357,425)	—	(357,425)
Proceeds from exercise of warrants to acquire common stock	75,961	51	76,012

Net cash used for financing activities	(281,464)	51	(281,413)

Net decrease in cash and cash equivalents	(4,518,644)	(4,124,757)	(8,643,401)
Cash and cash equivalents, beginning of year	13,703,401	6,309,090	20,012,491

Cash and cash equivalents, end of period	$9,184,757	$2,184,333	$11,369,090

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED BALANCE SHEET — JANUARY 31, 2002

	As Previously
	Reported	Net Change	Restated
ASSETS
Current assets:
Cash and cash equivalents	$37,485,218	$(6,291,850)	$31,193,368
Accounts receivable, net of allowance for doubtful accounts of $98,144	9,129,958	8,334	9,138,292
Inventories	19,557,265	(392,808)	19,164,457
Other current assets	3,885,129	(1,013,101)	2,872,028
Income tax receivable	—	237,668	237,668

Total current assets	70,057,570	(7,451,757)	62,605,813

Property, plant and equipment, net	9,240,838	(6,400,142)	2,840,696
Intangibles, net	5,069,145	(4,332,962)	736,183
Collateralized cash deposits	—	6,237,025	6,237,025
Other assets	5,372	15,236,328	15,241,700

	$84,372,925	$3,288,492	$87,661,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,638,501	(15,354,462)	$5,284,039
Accrued expenses	—	6,671,854	6,671,854
Accrued payroll	—	2,666,764	2,666,764
Accrued taxes other than income	—	1,452,669	1,452,669
Finders liability	—	311,250	311,250
Deferred revenue	1,630,568	(1,332)	1,629,236
Note payable, related parties, net of debt issue costs of $644,736	4,500,000	452,689	4,952,689
Note payable, Tomkins	10,000,000	—	10,000,000
Due to Walther USA, LLC, net	—	836,770	836,770

Total current liabilities	36,769,069	(2,963,798)	33,805,271

Notes payable	30,000,000	—	30,000,000

Other non-current liabilities	18,235,401	12,953,681	31,189,082

Stockholders’ equity (deficit):
Common stock, $.001 par value, 100 million shares authorized, 19,501,689 shares issued and outstanding	17,372	2,130	19,502
Additional paid-in capital	10,180,828	(1,003,222)	9,177,606
Accumulated (deficit)	(10,829,745)	(5,700,299)	(16,530,044)

Total stockholders’ equity (deficit)	(631,545)	(6,701,391)	(7,332,936)

	$84,372,925	$3,288,492	$87,661,417

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
For the Three Months Ended:
January 31, 2002

	As Previously
	Reported	Net Change	Restated
Net sales	$21,606,035	$387,181	$21,993,216
License revenue	277,483	49,457	326,940
Cost of goods sold	15,238,299	757,638	15,995,937
Cost of services	—	49,457	49,457

Gross profit	6,645,219	(370,457)	6,274,762

Operating expenses:
Research and development, net	112,151	16,490	128,641
Selling and marketing	2,108,701	210,871	2,319,572
General and administrative	1,488,097	83,802	1,571,899

Total operating expenses	3,708,949	311,163	4,020,112

Income from operations	2,936,270	(681,620)	2,254,650

Other income/(expense):
Other income	—	112,675	112,675
Interest income	200,126	7,904	208,030
Interest expense	(1,988,833)	151,198	(1,837,635)

	(1,788,707)	271,777	(1,516,930)

Income before income taxes	1,147,563	(409,843)	737,720
Income tax (benefit) expense	(128,333)	145,983	17,650

Net income	$1,275,896	$(555,826)	$720,070
Other comprehensive income:
Unrealized gain (loss) on marketable securities	—	—	—

Comprehensive income	$1,275,896	$(555,826)	$720,070

Weighted average number of common equivalent shares outstanding, basic	19,427,764	19,501,689	19,501,689

Net income per share, basic	$0.07	$(0.03)	$0.04

Weighted average number of common equivalent shares outstanding, diluted	19,427,764	23,976,550	23,976,550

Net income per share, diluted	$0.07	$(0.02)	$0.03

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended:
January 31, 2002

	As Previously
	Reported	Net Change	Restated
Net product sales	$52,760,786	$2,257,066	$55,017,852
License revenue	898,396	67,050	965,446
Cost of goods sold	41,906,734	3,247,031	45,153,765
Cost of services	—	67,050	67,050

Gross profit	11,752,448	(989,965)	10,762,483

Operating expenses:
Research and development, net	396,408	21,853	418,261
Selling and marketing	5,737,807	390,000	6,127,807
General and administrative	5,967,257	492,381	6,459,638
Environmental expense	—	2,500,000	2,500,000

Total operating expenses	12,101,472	3,404,234	15,505,706

(Loss) from operations	(349,024)	(4,394,199)	(4,743,223)

Other income/(expense):
Other (expense)	—	91,586	91,586
Interest income	672,483	7,918	680,401
Interest expense	(7,559,436)	1,214,201	(6,345,235)

	(6,886,953)	1,313,705	(5,573,248)

(Loss) before income taxes	(7,235,977)	(3,080,494)	(10,316,471)
Income tax (benefit) expense	(1,965,559)	2,018,507	52,948

Net (loss)	$(5,270,418)	$(5,099,001)	$(10,369,419)

Weighted average number of common equivalent shares outstanding, basic	18,830,879	19,109,813	19,109,813

Net (loss) per share, basic	$(0.28)	(0.27)	$(0.54)

Weighted average number of common equivalent shares outstanding, diluted	18,830,879	19,109,813	19,109,813

Net (loss) per share, diluted	$(0.28)	$(0.27)	$(0.54)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2002

	As Previously Reported
	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at April 30, 2001	17,931,355	$15,800	$4,187,500	$(5,559,327)	$(1,356,027)
Issuance of warrants for services related to debt financing			5,000,000		5,000,000
Common stock issued to settle liabilities	500,000	500	249,500		250,000
Exercise of warrants	750,000	750	599,473		600,223
Issuance of common stock for services	320,334	322	144,355		144,677
Net (loss) for the nine month period ended January 31, 2002				(5,270,418)	(5,270,418)

Balance at January 31, 2002	19,501,689	$17,372	$10,180,828	$(10,829,745)	$(631,545)

	Restated
	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)	$(1,356,025)
Issuance of warrants for services related to debt financing			3,189,000		3,189,000
Common stock issued to settle liabilities	500,000	500	434,500		435,000
Exercise of warrants	750,000	750	599,250		600,000
Issuance of common stock for services	120,334	121	168,387		168,508
Net (loss) for the nine month period ended January 31, 2002				(10,369,419)	(10,369,419)

Balance at January 31, 2002	19,501,689	$19,502	$9,177,606	$(16,530,044)	$(7,332,936)

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS
For the Nine Months ended:
January 31, 2002

	As Previously
	Reported	Net Change	Restated
Cash flows (used for) provided by operating activities
Net (loss)	$(5,270,418)	$(5,099,001)	$(10,369,419)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Amortization and depreciation	730,724	(438,208)	292,516
Gain on sale of assets	—	(13,129)	(13,129)
Provision for losses on accounts receivable	—	21,450	21,450
Provision for excess and obsolete inventory	—	2,418,830	2,418,830
Debt discount amortization to interest expense	—	2,447,415	2,447,415
Amortization of debt issue costs to interest expense	—	710,849	710,849
Income tax benefit	(1,947,967)	1,947,967	—
Loss on Finder’s liability settled in stock	—	185,000	185,000
Stock compensation for services	110,900	57,608	168,508
Interest expense, including debt issue costs and beneficial conversion feature	4,500,000	(4,500,000)	—
Compensation expense settled in stock	—	123,750	123,750
Changes in operating assets and liabilities (increase) decrease in assets and liabilities:
Accounts receivable	(1,392,537)	(29,784)	(1,422,321)
Inventories	4,723,373	(2,026,022)	2,697,351
Other current assets	4,045,692	(5,589,842)	(1,544,150)
Income tax receivable	—	(237,668)	(237,668)
Due from Tomkins	—	7,699,500	7,699,500
Other assets	—	(1,055,168)	(1,055,168)
Increase (decrease) in liabilities:
Accounts payable	(2,710,252)	4,167,996	1,457,744
Accrued payroll	—	(1,155,085)	(1,155,085)
Finders liability	—	311,250	311,250
Accrued taxes other than income	—	80,719	80,719
Accrued expenses	—	(6,254,479)	(6,254,479)
Due to Walther USA, LLC, net	—	1,485,754	1,485,754
Other non-current liabilities	—	7,233,896	7,233,896
Deferred revenue	17,862	(1,333)	16,529
Deferred tax liabilities	(28,548)	28,548	—

Net cash (used for) provided by operating activities	2,778,829	2,520,813	5,299,642

Cash flows provided by investing activities:
Net cash and cash equivalents acquired from business combination	28,598,168	20,000,000	48,598,168
Cash portion of acquisition	—	(5,000,000)	(5,000,000)
Proceeds from loans receivable and certificate of deposit	7,385,000	(7,385,000)	—
Additions to collateralized cash deposits	—	(1,087,025)	(1,087,025)
Payments to secure financing	—	(373,750)	(373,750)
Payments for patents costs	(300,000)	300,000	—
Proceeds from sale of property and equipment	—	14,026	14,026
Payments to acquire property and equipment	(1,145,889)	(280,914)	(1,426,803)

Net cash provided by investing activities	34,537,279	6,187,337	40,724,616

Cash flows provided by (used for) financing activities:
Payments on loans and notes payable, unrelated parties	(500,000)	(19,500,000)	(20,000,000)
Payments on loans and notes payable, related parties	—	(500,000)	(500,000)
Proceeds from notes payable, related parties	—	5,000,000	5,000,000
Proceeds from exercise of warrants to acquire common stock	600,000	—	600,000

Net cash provided by (used for) financing activities	100,000	(15,000,000)	(14,900,000)

Net increase in cash and cash equivalents	37,416,108	(6,291,850)	31,124,258

	As Previously
	Reported	Net Change	Restated
Cash and cash equivalents, beginning of year	69,110	—	69,110

Cash and cash equivalents, end of period	$37,485,218	$(6,291,850)	$31,193,368

(10) Subsequent Events:

     On February 10, 2004 Amy R. Armstrong, the Company’s Senior Vice President, Corporate Communications entered into a Severance Agreement with the Company. On February 17, 2004, Damian A. Larson, the Company’s Chief Financial Officer, and Daniel A. Larson, the Company’s General Counsel, resigned and entered into a Severance Agreement with the Company. All of these individuals had been offered and declined the opportunity to relocate to Springfield as part of the plan to close the Scottsdale corporate headquarters. Accordingly the Company has taken a charge in the third quarter of approximately $520,000 for the costs associated with these severance agreements.

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

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Smith & Wesson Corp. and its wholly owned subsidiaries (collectively the “Company”) — Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc., and Smith & Wesson, Inc. All significant inter- company accounts and transactions have been eliminated in consolidation.

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

Results of Operations

     During the restatement of our financial statements for the fiscal year ended April 30, 2002, we determined net sales increased by approximately $2.8 million. The increase was due to reclassification of $1.6 million in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly recorded for returned product in the amount of $1.2 million. Finally, there was approximately $110,000 in merchandise returned for which credits had not been recorded until fiscal year 2003 that should have been recorded in fiscal year 2002. These adjustments, along with others (See Item I — Restatement), impact our quarterly financial statements in both fiscal years 2003 and 2002. The impact of these adjustments that affect the three months ended January 31, 2003 and 2002 are discussed below.

Net Product Sales

     Net product sales for the three months ended January 31, 2003 were $25,509,861 (restated) an increase of $3,516,645 or 16.0% as compared to net product sales of $21,993,216 (restated) for the same three months ended January 31, 2002. Net product sales for the nine months ended January 31, 2003 were $70,881,940 (restated) an increase of $15,864,088 or 28.8% as compared to net product sales of $55,017,852 (restated) for the same nine months ended January 31, 2002.

     Net product sales for the three months and nine months ended January 31, 2003 increased by approximately $570,748 and $1,913,980, respectively, as a result of the restatement due to $570,748 and $1,803,334, respectively, in promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively. In addition, a credit was incorrectly issued for product that had been returned in the amount of $110,646. Net product sales for the three and nine months ended January 31, 2002 increased by approximately $387,181 and $2,257,066, respectively, as a result of the restatement. This increase was due to sales return recorded in error as well as a reclassification of promotional and freight expenses that were incorrectly netted against sales and should have been charged to operating expenses and cost of sales, respectively.

     For the three and nine months ended January 31, 2003, firearms sales increased by $3.6 million, or 20.4%, and $13.3 million, or 30.4%, respectively, as domestic sales continued to recover from the effects of the boycott that had taken place in the year prior to acquisition. The Company began the exclusive distribution of Walther products in the United States in January 2002. Sales of Walther products were $3.2 million and $8.5 million, respectively, in the three and nine months ended January 31, 2003. The sales increase also resulted from aggressive promotional efforts at the dealer level aimed at re-establishing the Smith & Wesson band with many of the dealers that had discontinued carrying S&W product during the boycott period. Total units sold in the three and nine months ended January 31, 2003 increased approximately 32.6% and 45.3%, respectively, over the same periods ending January 31, 2002, or approximately 61,000 units as compared to 46,000 units and approximately 170,000 units as compared to 117,000 units, respectively.

Licensing Revenue

     Licensing revenues for the three and nine months ended January 31, 2003 were $409,190 (restated) and $1,121,066, respectively, compared to licensing revenues of $326,940 (restated) and $965,446 for the same periods ended January 31, 2002. Substantially, all of the increase in licensing revenues growth is attributable to growth in royalties received from existing licensees.

Gross Profit

     Gross profit for the three months ended January 31, 2003 was $7,016,777 (restated), representing an increase of $742,015 or 11.8% over the gross profit of $6,274,762 (restated) for the three months ended January 31, 2002. Gross profit for the nine months ended January 31, 2003 was $20,721,473 (restated), representing an increase of $9,958,990 or 92.5% over the gross profit of $10,762,483 (restated) for the nine months ended January 31, 2002. Gross profit as a percentage of net sales (“gross profit margin”) for the three months ended January 31, 2003 was 27.1% (restated), compared to the gross profit margin of 28.1% (restated) for the same period ended January 31, 2002. Gross profit as a percentage of net sales (“gross profit margin”) for the nine months ended January 31, 2003 was 28.8% (restated), compared to the gross profit margin of 19.2% (restated) for the same period ended January 31, 2002.

     The increase in gross profit margin in the three and nine months ended January 31, 2003 was primarily the result of: (i) the increased sales volume as a result of promotional efforts targeted at the retail level, and (ii) increased production levels to meet the higher demand, without significant cost increases to the manufacturing cost structure. Management believes that increasing the presence of S&W products at the retail level will provide a significant opportunity to strengthen its position within the consumer market, continue revenue growth and allow for improved profit margins on firearm sales.

Research and Development

     The Company incurred $191,270 (restated), net of expense reimbursement from the National Institute of Justice of approximately $203,059, of research and development costs during the three months ended January 31, 2003 as compared to net expenses of $128,641 (restated) during the same three month period ended January 31, 2002, representing an increase of 48.7%. The Company incurred $711,544 (restated), net of expense reimbursement from the National Institute of Justice of approximately $596,942, of research and development costs during the nine months ended January 31, 2003 as compared to net expenses of $418,261 (restated) during the same nine month period ended January 31, 2002, representing an increase of 70.1%. These costs relate to an ongoing effort by S&W to develop technology to introduce “authorized user only handguns.”

Selling, General and Administrative Expenses

     Total selling, general and administrative expenses (SG&A) for the three and nine months ended January 31, 2003 were $5,868,987 (restated) or 22.6% and $17,623,502 (restated) or 24.5%, respectively, of net product sales and licensing revenues compared to $3,891,471 (restated) or 17.4% and $12,587,445 (restated) or 22.5%, respectively, of net product sales and licensing revenues for the three and nine months ended January 31, 2002.

     During the three months ended January 31, 2003, SG&A incurred by S&W was $5,091,263 (restated), or 86.7% of total SG&A and the Company’s corporate SG&A was $777,724 (restated) or 13.3% of total SG&A. S&W SG&A includes, but is not limited to, selling and marketing employee remuneration of $0.8 million, advertising expense of $0.9 million, general and administrative employee remuneration of $1.1 million, and professional fees of $0.5 million. During the nine months ended January 31, 2003, SG&A incurred by S&W was $15,555,102 (restated), or 88.3% of total SG&A and the Company’s corporate SG&A was $2,068,400 (restated) or 11.7% of total SG&A. S&W SG&A includes, but is not limited to, selling and marketing employee remuneration of $2.5 million, advertising expense of $2.8 million, general and administrative employee remuneration of $3.1 million, and professional fees of $1.2 million. Corporate SG&A, for the three months ended January 31, 2003, increased $533,948 or 219.0% from the same three month period ended January 31, 2002. Corporate SG&A, for the nine months ended January 31, 2003, increased $1,040,049 or 101.1% from the same nine month period ended January 31, 2002. The changes in corporate SG&A are due primarily to increased staffing relative to the licensing and technology units of the business.

Environmental Expense

     Environmental expense for the nine months ended January 31, 2002 was $2.5 million, all of which occurred in the first quarter of fiscal year 2002. (See Part I — Restatement — Product Liability and Environmental Expenses.) This additional expense, all of which was recorded during the first quarter of fiscal year 2002, is shown separately on the January 31, 2002 restated Consolidated Statement of Operations.

Other Income/Expense

     Other income, exclusive of interest expense, for the three and nine month periods ended January 31, 2003 was $673,613 (restated) and $1,090,235 (restated), respectively, as compared to other income of $320,705 (restated) and $771,987, respectively, in the same periods ended January 31, 2002.

Interest Expense

     Interest expense for the three and nine months ended January 31, 2003 was $899,250 and $2,696,144, respectively, as compared to $1,837,635 (restated) and $6,345,235 (restated), respectively, for the same periods in 2002. The decrease in interest expense is attributable to amortization of debt issue costs related to the $5.0 million of the acquisition financing. Also, in March of 2002, we refinanced $15.0 million in acquisition related short-term debt through a commercial bank loan at a rate of 5.85%. The short-term debt had been comprised of two notes: 1) a $5.0 million acquisition loan with an interest rate of 12.0% per annum, and 2) a $10.0 million one-year note payable to the seller with an interest rate of 9.0% per annum.

     S&W also has a $30.0 million note payable to Tomkins, which also bears an interest rate of 9.0% per annum, and incurred interest expense amounting to approximately $675,000 and $2,025,000, respectively, during the three and nine month periods ended January 31, 2003. The remaining interest expense arose from the commercial bank loan, bank charges for letters of credit and a related party loan. The change in interest expense from the previously reported figure is due to adjustments to non-cash interest expense principally due to the lowest accretion of debt discount as a result of the restatement. (See Part I — Restatement — Melby Financing; Interest Expense and Compensation Expense Adjustments) During the three months ended January 31, 2002, we incurred $794,518 of interest expense for amortization of debt discount and debt issuance costs related to warrants

Income Before Income Taxes

     Income before income taxes decreased $6,837 from $737,720 (restated) for the three months ended January 31, 2002 to $730,883 for the three months ended January 31, 2003. Income before income taxes increased $11,096,989 from a loss of $10,316,471 (restated) for the nine months ended January 31, 2002 to income of $780,518 (restated) for the nine months ended January 31, 2003.

Income Taxes

     Income tax expense for the three and nine months ended January 31, 2003 was $12,338 and $37,013, respectively, as compared to $17,650 and $52,948 (restated) for the same three and nine month period ended January 31, 2002, respectively. This provision is a current provision to record state income taxes.

     We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. As of April 30, 2002, we had a federal and state valuation allowance established against our deferred tax assets equal to the amount deferred tax assets exceeded deferred tax liabilities of $13.4 million (restated) and $1.4 million (restated) respectively. For the three and nine month periods ended January 31, 2003 we have recorded valuation allowances to offset first, second and third quarter income tax benefits from operations to maintain a valuation allowance equal to the amount by which deferred tax assets exceed deferred tax liabilities.

     SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Our cumulative losses in recent years represented sufficient negative evidence to require a valuation allowance. Therefore, we have maintained a full valuation allowance against deferred tax assets in excess of deferred tax liabilities as of January 31, 2003. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. Reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Net Income/(Loss)

     Net income for the three and nine months ended January 31, 2003 were $718,545 and $743,505, respectively, or basic net income per share of $0.02 and $0.03, and diluted net income per share of $0.02 and $0.02 respectively, compared to net income of $720,070 or basic net income per share of $.04 and diluted net income per share of $0.03 and a loss of $10,369,419 or basic and diluted net loss per share of $.54, respectively, for the same periods in 2002.

Liquidity and Capital Resources

     The Company’s principal ongoing cash requirements are to finance the production of its manufactured products and to fund the following: develop advanced technology products, grow its trademark licensing program, develop its new catalog sales program and meet other working capital requirements. Growth of the licensing program and development of advanced technology products are a primary focus at the holding company level which had approximately $4.4 million of investment capital available to it as of January 31, 2003, for these initiatives as well as for its working capital requirements. Manufactured products and other areas of growth are financed by the operations and working capital of S&W.

     The Company had cash, cash equivalents and short-term investments of approximately $35.1 million at January 31, 2003. Of this amount, approximately $22.2 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company are held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Smith & Wesson Holding Corporation’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to Smith & Wesson Holding Corporation by S&W and S&W’s ability to incur or guaranty indebtedness.

     The Company utilized approximately $4.0 million (restated) of net cash in operating activities during the nine months ended January 31, 2003 compared to cash provided by operating activities of approximately $5.3 million (restated) during the nine months ended January 31, 2002. The decrease of net cash in operating activities during the nine months ended January 31, 2003 is due substantially to the $7.7 million received from Tomkins Corporation as part of the acquisition during the same period the previous year.

     Net cash utilized by investing activities was approximately $4.4 million (restated) during the nine months ended January 31, 2003 compared to cash provided by investing activities of approximately $40.7 million (restated) during the nine months ended January 31, 2002. Substantially all of the cash for investing activities in the current period related to the acquisition of marketable securities and cash utilized to collateralize outstanding letters of credit and to purchase machinery and equipment.

     Net cash used for financing activities was approximately $.3 million (restated) during the nine months ended January 31, 2003 compared to approximately $14.9 million (restated) during the nine months ended January 31, 2002. During the nine months ended January 31, 2003, a related party note of $357,425 was repaid.

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

     Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the three months ended January 31, 2003 and January 31, 2002, the Company incurred product liability expense of approximately ($82,000) and $698,000, respectively. During the nine months ended January 31, 2003 and January 31, 2002, the Company incurred product liability expense of approximately ($9,000) and $1,708,000, respectively.

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

     The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of January 31, 2003, the Company has reserves of approximately $4.0 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

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

Dated: March 16, 2004

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer