Form 10-Q
period 2004-01-31
SMITH & WESSON HOLDING CORP
filed 2004-03-16
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-31552

Smith & Wesson Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0543688 (I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts (Address of principal executive offices)	01104 (Zip Code)

(Registrant’s telephone number, including area code):
(800)331-0852

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.001 par value	American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

     The registrant had 30,781,380 common shares, par value $0.001, outstanding at March 7, 2004.

EXPLANATORY NOTE

     The Company restated its previously filed fiscal year 2002 financial statements as set forth in our Form 10-KSB for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission on December 18, 2003. Contemporaneously with the filing of this quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2004, the Company filed an amendment on Form 10-QSB/A to its quarterly report for the corresponding fiscal quarter ended January 31, 2003, which summarizes certain effects of the restatement, identifies certain recent events and amends certain items contained in our previously filed quarterly report, as further described therein.

SMITH & WESSON HOLDING CORPORATION

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2004	April 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,787,716	$12,182,010
Marketable securities	1,625,306	1,580,440
Accounts receivable, net of allowance for doubtful accounts of $127,331 on January 31, 2004 and $107,552 on April 30, 2003	15,732,626	14,908,839
Inventories	15,087,314	15,599,305
Other current assets	4,834,238	8,097,862
Deferred income taxes	3,522,311	3,932,081
Income tax receivable	218,047	175,331

Total current assets	45,807,558	56,475,868

Property, plant and equipment, net	8,924,874	7,135,073
Intangibles, net	309,153	310,333
Collateralized cash deposits	22,767,414	21,513,000
Notes receivable	1,082,605	1,000,000
Deferred income taxes	10,112,394	9,308,893
Other assets	9,495,867	10,789,522

	$98,499,865	$106,532,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,950,859	$8,009,513
Accrued expenses	10,123,120	12,127,323
Accrued payroll	2,670,921	2,996,890
Accrued taxes other than income	1,694,910	1,616,607
Accrued profit sharing	1,588,237	1,620,928
Deferred revenue	872,563	212,787
Current portion of notes payable	3,094,156	92,278

Total current liabilities	24,994,766	26,676,326

Notes payable	38,905,844	42,907,722

Other non-current liabilities	19,818,747	21,918,798

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, $.001 par value, 100 million shares authorized, 30,771,380 shares on January 31, 2004 and 30,619,628 shares on April 30, 2003 issued and outstanding	30,772	30,620
Additional paid-in capital	16,437,349	16,247,108
Accumulated (deficit)	(1,726,057)	(1,275,361)
Accumulated other comprehensive income	38,444	27,476

Total stockholders’ equity	14,780,508	15,029,843

	$98,499,865	$106,532,689

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	January 31,	January 31,	January 31,	January 31,
	2004	2003	2004	2003
Net product sales	$27,454,067	$25,509,861	$85,121,081	$70,881,940
License revenue	464,521	409,190	1,250,525	1,121,066
Cost of goods sold	19,499,459	18,834,351	59,570,067	51,150,283
Cost of services	229,627	67,923	287,123	131,250

Gross profit	8,189,502	7,016,777	26,514,416	20,721,473

Operating expenses:
Research and development, net	15,789	191,270	513,552	711,544
Selling and marketing	3,180,184	2,834,906	9,456,164	8,153,051
General and administrative	6,146,958	3,034,081	14,047,031	9,470,451
Restructuring costs	1,007,817	—	1,007,817	—

Total operating expenses	10,350,748	6,060,257	25,024,564	18,335,046

Income (loss) from operations	(2,161,246)	956,520	1,489,852	2,386,427

Other income/(expense):
Other income/(expense)	175,916	558,153	(8,868)	612,212
Interest income	78,673	115,460	248,569	478,023
Interest expense	(831,751)	(899,250)	(2,511,063)	(2,696,144)

	(577,162)	(225,637)	(2,271,362)	(1,605,909)

Income (loss) before income taxes	(2,738,408)	730,883	(781,510)	780,518
Income tax (benefit) expense	(1,031,476)	12,338	(330,814)	37,013

Net (loss) income	$(1,706,932)	$718,545	$(450,696)	$743,505
Other comprehensive income:
Unrealized gain on marketable securities net of tax expense of $5,658, $2,983, $7,930 and $8,950, respectively	7,826	6,153	10,968	18,458

Comprehensive income (loss)	$(1,699,106)	$724,698	$(439,728)	$761,963

Weighted average number of common equivalent shares outstanding, basic	30,762,304	29,793,539	30,685,493	29,727,550

Net income (loss) per share, basic	$(0.06)	$0.02	$(0.01)	$0.03

Weighted average number of common equivalent shares outstanding, diluted	30,762,304	36,359,655	30,685,493	36,181,817

Net income (loss) per share, diluted	$(0.06)	$0.02	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2004

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 30, 2003	30,619,628	$30,620	$16,247,108	$(1,275,361)	$27,476	$15,029,843
Exercise of options	35,000	35	56,765			56,800
Shares issued under ESPP January 1, 2004	116,752	117	133,476			133,593
Net loss for the nine months ended January 31, 2004				(450,696)		(450,696)
Other comprehensive income					10,968	10,968

Balance at January 31, 2004	30,771,380	$30,772	$16,437,349	$(1,726,057)	$38,444	$14,780,508

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended:

	January 31, 2004	January 31, 2003
Cash flows used for operating activities:
Net (loss) income	$(450,696)	$743,505
Adjustments to reconcile net income to cash used for operating activities:
Amortization and depreciation	1,131,787	607,905
Loss (gain) on sale of assets	75,008	(6,380)
Provision for losses on accounts receivable	22,700	2,500
Provision for excess and obsolete inventory	148,111	181,388
Stock compensation for services	11,400	64,825
Changes in operating assets and liabilities (increase) decrease in assets:
Accounts receivable	(846,487)	(1,455,316)
Inventories	363,880	4,290,741
Other current assets	3,263,624	(1,505,735)
Deferred taxes	(393,731)	—
Income tax receivable	(42,716)	21,037
Note receivable	(82,605)	—
Other assets	1,293,655	(136,600)
Increase (decrease) in liabilities:
Accounts payable	(3,058,656)	(1,917,536)
Accrued payroll	(325,969)	(367,499)
Accrued profit sharing	(32,691)	(38,664)
Accrued taxes other than income	78,303	4,223
Accrued expenses	(2,004,201)	(1,029,049)
Other non-current liabilities	(2,100,051)	(1,513,290)
Deferred revenue	659,776	(1,395,544)
Due to Walther USA, LLC, net	—	(529,353)

Net cash used for operating activities	(2,289,559)	(3,978,842)

Cash flows (used for) investing activities:
Payments to acquire marketable securities	(33,898)	(535,440)
Additions to collateralized cash deposits	(1,254,414)	(957,692)
Payments to acquire patents	(14,109)	(67,101)
Proceeds from sale of property and equipment	14,799	8,760
Payments to acquire property and equipment	(2,996,106)	(2,831,673)

Net cash used for investing activities	(4,283,728)	(4,383,146)

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	(1,000,000)	—
Payments on loans and notes payable, related parties	—	(357,425)
Proceeds from sale of common stock	133,593	76,012
Proceeds from exercise of options to acquire common stock	45,400	—

Net cash used for financing activities	(821,007)	(281,413)

Net decrease in cash and cash equivalents	(7,394,294)	(8,643,401)
Cash and cash equivalents, beginning of year	12,182,010	20,012,491

Cash and cash equivalents, end of period	$4,787,716	$11,369,090

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended January 31, 2004 and 2003

(1) Basis of Presentation:

     The consolidated balance sheet as of January 31, 2004, the consolidated statements of operations for the three and nine months ended January 31, 2004 and 2003, and the statement of changes in stockholders’ equity for the nine months ended January 31, 2004, and statement of cash flows for the nine months ended January 31, 2004 and 2003, have been prepared by Smith & Wesson Holding Corporation, without audit. In the opinion of Smith & Wesson Holding Corporation, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations changes in stockholders’ equity and cash flows at January 31, 2004 and for the periods presented, have been included. All significant intercompany transactions have been eliminated.

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

(2) Organization:

Organization

     Smith & Wesson Holding Corporation was incorporated on June 17, 1991 in the state of Nevada as De Oro Mines, Inc. Smith & Wesson Holding Corporation’s original Articles of Incorporation provided for 1,000,000 shares of common stock with a par value of $0.01 per share. From its inception, De Oro Mines, Inc. was a development stage company primarily engaged in the business of developing mining properties. During 1992, De Oro transferred its remaining assets, settled its liabilities and remained dormant until 1996.

     On August 15, 1996, the shareholders of Smith & Wesson Holding Corporation authorized a recapitalization and the amendment of its Articles of Incorporation to allow it to issue up to 100,000,000 shares of a single class of common stock with a par value of $0.001 per share. The amended Articles were duly adopted as stated and were filed on January 16, 1996 with the state of Nevada.

     Effective January 20, 1998, Smith & Wesson Holding Corporation acquired the assets of Saf-T-Hammer, Inc. and changed its name from De Oro Mines, Inc. to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. Prior to this agreement becoming effective, Smith & Wesson Holding Corporation had a total of 532,788 shares of common stock issued and outstanding. Pursuant to the Asset Acquisition Agreement, Smith & Wesson Holding Corporation issued 1,331,250 shares of common stock to Saf-T-Hammer, Inc., which then resulted in a total of 1,864,038 shares of common stock being issued and outstanding.

     On May 11, 2001, Smith & Wesson Holding Corporation purchased all of the outstanding stock of Smith & Wesson Corp. (“Smith & Wesson” or “S&W”) for $15,000,000 from Tomkins Corporation and accordingly the operations of Smith Wesson Corp. are included in these financial statements from the date of acquisition (See Note 3 Acquisition of Smith & Wesson Corp.). Smith & Wesson was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson has been in business since 1852, during which period ownership has changed on a few occasions. Prior to January 13, 1987, Smith & Wesson operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware, acquired all the outstanding stock of Smith & Wesson.

     As used herein, the term, “the Company” means Smith & Wesson Holding Corporation together with Smith & Wesson Corp. and their subsidiaries.

(3) Acquisition of Smith & Wesson Corp.:

The Acquisition

     Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins and the Company, the Company acquired (the “Acquisition”) all of the issued and outstanding shares of the Smith & Wesson. As a result of the Acquisition, Smith & Wesson became a wholly owned subsidiary of the Company. The Company paid $15,000,000 (the “Purchase Price”) in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

• $5 million (See the “Melby Loan”) which was paid at closing in cash;

• $10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Company to Tomkins (the “Acquisition Note”). The Acquisition Note accrues interest at a rate of 9% per year; and

• A receivable of $464,500 due from Tomkins to the Company.

(4) Stock Options:

     As described in Note 10, the Company has stock option plans under which employees and directors may be granted options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements, except in the event the options are granted to consultants or other non-employees.

     The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the nine months ended
	January 31,
	2004	2003
Net Income (Loss) — as reported	$(450,696)	$743,505
Common stock issued in exchange for services	11,400	64,825
Compensation expense, as determined under the Black Scholes option pricing model, net of tax	(316,661)	(756,151)
Net Income (loss) — proforma	$(755,957)	$52,179
Basic earnings (loss) per common share:
Net income (loss) — as reported	$(0.01)	$0.03
Net income (loss) — proforma	$(0.02)	$0.00
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$(0.01)	$0.02
Net income (loss) — proforma	$(0.02)	$0.00

(5) Inventory:

     A summary, stated at lower of cost or market, is as follows:

	January 31, 2004	April 30, 2003
Finished goods	$4,952,314	$4,626,363
Finished parts	7,400,635	8,162,006
Work in process	2,168,756	1,897,668
Raw Material	565,609	913,268

	$15,087,314	$15,599,305

(6) Advertising Costs:

     Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the nine months ended January 31, 2004 and 2003, advertising expenses amounted to approximately $3,629,300 and $2,760,000, respectively.

(7) Self-Insurance Reserves:

     As of January 31, 2004 and January 31, 2003, the Company’s subsidiary, Smith & Wesson, had reserves for workers’ compensation and product liability totaling $6,683,313 and $8,763,915, respectively, of which, $5,443,313 and $5,973,915, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $1,240,000 and $2,790,000, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While the Company believes these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $846,782 and $(75,995) for the nine months ended January 31, 2004 and January 31, 2003, respectively.

     It is the Company’s policy to provide an estimate for loss as a result of expected adverse findings or legal settlements where such losses are probable and are reasonably estimable. It is also the Company’s policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, the Company determines, in consultation with legal counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2004 and January 31, 2003, the Company has product liability reserves of approximately $5.8 million and $8.1 million, respectively, consisting entirely of expected legal defense costs.

(8) Restructuring Costs:

     In January 2004, the Company decided to close the Scottsdale corporate office and transfer the executive office functions, along with the Company’s licensing division, to its Springfield, Massachusetts facility. The Company also decided to discontinue its Crossings catalog, as well as to close its Advanced Technology division. As a result, the Company incurred a one-time charge of $1,007,817 in the period ended January 31, 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters in January 2004 account for $803,521 of the quarterly and year-to-date $1,007,817 in restructuring expenses. The remaining $204,296 were the costs relative to the discontinuance of the Crossing catalog and advanced technology businesses.

(9) Commitments and Contingencies:

Litigation

     The Company, together with other firearms manufacturers and certain related organizations, is a co-defendant in various legal proceedings involving product liability claims and is aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury(s), including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability”, but also may be based on negligence, breach of warranty and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts presently exceed product liability accruals and, if applicable, insurance coverage. The Company believes that, in every case, the allegations of defective product design are unfounded, and that the accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against the Company.

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

     The Company monitors the status of known claims and the product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, the Company believes, after consultation with litigation counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on the results of operations or financial condition of the Company. The Company believes that it has provided adequate reserves for defense costs. The Company does not anticipate material adverse judgments and intends to vigorously defend itself.

     At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $454 million at January 31, 2004, are set forth as an indication of possible maximum liability that the Company might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

     In the nine months ended January 31, 2004, the Company paid $1.5 million in defense and administrative costs relative to product liability and municipal litigation. During this period, the Company spent $15,000 in settlement fees relative to product liability cases.

     The Company has recorded the liability for defense costs at a level before reimbursement from insurance carriers. The Company has also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

SEC Investigation

     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of the Company’s consolidated financial statements for fiscal 2002. The Company continues to be in discussions with the SEC and intends to continue to fully cooperate with the SEC.

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

     The Company has in place programs and personnel that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, the Company is subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. The Company will fund its environmental costs through cash flows from operating revenue and expects to do so in the future. The Company believes that it is in compliance with applicable environmental regulations in all material respects.

     The Company is required to remediate hazardous waste at Company-owned facilities. Currently, the Company owns designated sites in Springfield, Massachusetts and is subject to five release areas that are the focus of remediation projects as part of the Massachusetts Contingency Plan “MCP”. The MCP provides a structured environment for the voluntary remediation of regulated releases. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by the Company. The Company has received notice that it is a potentially responsible party from the Environmental Protection Agency (EPA) and/or individual states under CERCLA or a state equivalent at one site.

     The Company has reserves of approximately $3.9 million ($3.8 million as non-current) for remediation of the sites referred to above and believes that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable; thus, no net present value calculations have been made. The Company’s estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts utilizing existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. The Company does not have insurance coverage for its environmental remediation costs. The Company has not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained from consultants.

     On February 25, 2003, the Company sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum.

     This property is excess land adjacent to the Company’s manufacturing and office facility. The 85 acres includes three of the Company’s five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). The Company believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The Company has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which requires the SRA to complete remediation of the property. The Company has not revised its environmental reserve, but will monitor the progress of the SRA in the remediation and development of the property. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow the Company to review its environmental reserve to determine if a reduction is appropriate. This possible reduction could have a significant impact on the Company’s earnings for the period in which such reduction is made.

     Based on information known to the Company, the Company does not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on the results of operations or financial conditions of the Company. However, it is not possible to predict with certainty the impact on the Company of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on the Company.

Contracts

     Employment Agreements — The Company has entered into employment agreements with certain officers and managers to retain their services in the ordinary course of business.

     Other Agreements — The Company has various distribution agreements with various third parties in the ordinary course of business.

(10) Stockholders’ Equity:

Common Stock

     During the three months ended January 31, 2004 and 2003, options were exercised as follows:

   (a) In November 2003, the Company issued 5,000 shares of common stock having a market value of $10,900 to an unrelated third party upon the exercise of options with an underlying value of $8,600. The difference was recorded as consulting expense.

   (b) In January 2004, the Company issued 10,000 shares of common stock having a market value of $15,000 to a former employee upon the exercise of options granted to him while an employee of the Company. The underlying value of these shares was $8,100.

     The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Nine Months Ended			For the Nine Months Ended
	January 31, 2004			January 31, 2003
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic income (loss) earnings per share	$(450,696)	30,685,493	$(0.01)	$743,505	29,727,550	$0.03
Effect of dilutive stock options	—	—		—	6,454,267

Diluted income (loss) earnings per share	$(450,696)	30,685,493	$(0.01)	$743,505	36,181,817	$0.02

     All options were excluded in the January 31, 2004 computation of diluted earnings per share due to the quarterly net loss. Options to purchase 50,000 shares of the Company’s common stock were excluded from the January 31, 2003 computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants

     The Company issued warrants related to the financing of debt used for the acquisition of Smith & Wesson, as incentive bonuses to employees and directors, and as compensation to outside consultants during fiscal year 2002.

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

Employee Stock Option and Employee Stock Purchase Plans

     The Company adopted the Employee Stock Option Plan (“the SOP”). The SOP authorizes the issuance of up to 10,000,000 shares of the Company’s common stock pursuant to the exercise of the options granted thereunder. The Board of Directors, through its Compensation Committee, administers the SOP, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the SOP are exercisable at a price determined by the Committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless earlier terminated by the Board, is ten years or May 14, 2011. Any options granted under the SOP become exercisable over a period of no longer than ten years. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an option will be deemed to be the date upon which the Board or the Committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, however, that time period has been reduced. During the nine months ended January 31, 2004 and 2003, respectively, the Company granted 130,000 and 645,000 options under the SOP.

     The number and weighted average exercise prices of options granted under the SOP, for the nine months ended January 31, 2004 and 2003 are as follows:

	For the nine months ended January 31,
	2004		2003
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options Outstanding, beginning of the period	2,542,500	$1.10	1,550,000	$0.81
Granted during the period	130,000	$2.05	645,000	$1.35
Exercised during the period	(35,000)	$1.30	—	—
Cancelled/forfeited during the period	0	—	(133,334)	$0.81

Options outstanding, end of the period	2,637,500	$1.15	2,061,666	$0.98

Shares exercisable, end of the period	1,734,177		656,673

     A summary of stock options outstanding and exercisable at January 31, 2004 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31	Contractual Life	Exercise Price	January 31	Exercise Price
Range of Exercise Prices
$0.81 — $0.81	1,340,000	8.05 years	$0.81	890,010	$0.81
$1.18 — $1.54	1,142,500	8.93 years	$1.41	822,501	$1.44
$1.69 — $2.21	155,000	9.46 years	$2.14	21,666	$1.96

$0.81 — $2.21	2,637,500	8.51 years	$1.15	1,734,177	$1.12

     The Company adopted an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of the Company’s common stock to employees and directors. The ESPP commenced operating on June 24, 2002 and will continue in effect for a term of ten years unless sooner terminated. The ESPP will be implemented by a series of offering periods of twenty-four months duration, with new offering periods commencing on or about April 1 and January 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price will be equal to 85% of the fair market value of a share of common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and will continue until March 31, 2004. Each offering period consists of four consecutive purchase periods of six months’ duration. The last day of each purchase period will be the purchase date for such purchase period. A purchase period commencing on April 1 will end on the next September 30. A purchase period commencing on January 1 will end on the next March 31. The Board of Directors of the Company has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2004 and 2003, 116,752 and 67,117 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

     The Company applies APB 25 in accounting for its stock compensation plans under which no compensation cost has been recognized except in the event options are granted to consultants or other non-employees at below market exercise prices. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in Note 4 under “Stock Options.”

     For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended January 31, 2004 and 2003 was $1.79 and $1.16, respectively. The weighted-average fair value of ESPP shares granted during nine months ended January 31, 2004 and 2003 was $.58 and $.59, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Nine Months Ended
	January 31,
	2004	2003
Stock option grants:
Risk-free interest rate	4.32%	4.05%
Expected life	9.3 years	8.9 years
Expected volatility	80.4%	92.4%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.88%	3.98%
Expected life	6 months	5.3 months
Expected volatility	69.4%	88.9%
Dividend yield	0%	0%

(11) Subsequent Events:

     On February 10, 2004, Amy R. Armstrong, the Company’s Senior Vice President, Corporate Communications, entered into a Severance Agreement with the Company. On February 17, 2004, Damian A. Larson, the Company’s Chief Financial Officer, and Daniel A. Larson, the Company’s General Counsel, resigned and entered into Severance Agreements with the Company. All of these individuals had been offered and declined the opportunity to relocate to Springfield as part of the plan to close the Scottsdale corporate headquarters. As a result, the Company has taken a charge in the third quarter of approximately $520,000 for the costs associated with these severance agreements as part of the restructuring costs as shown on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined, and the terms “holding company” and “parent company” refer to Smith & Wesson Holding Corporation while the references to “Smith & Wesson” and “S&W” refer to Smith & Wesson Corp.

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

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. In addition, future facts and circumstances could alter the Company’s estimates with respect to the adequacy of insurance reserves. The more significant estimates and assumptions used by the Company in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities, including product, environmental and warranty liabilities and workers compensation.

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

     Trademark licensing revenues consists of (i) initial fees that are collected upon the signing of, or upon meeting certain conditions in, the licensing agreement and (ii) minimum royalties and/or a percentage of a licensee’s sales of licensed products that are collectible over a multi-year period.

     The Company recognizes trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. These revenues consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under the Company’s current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. Due to a combination of uncertain factors regarding existing licensees and insufficient historical experience, the Company believes that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, the Company does not initially recognize minimum royalty payments, but instead records such revenue over the period the minimum royalty becomes due and payable. The Company also believes, due to the factors noted above, that an allowance for “uncollectible minimum royalties” cannot be reasonably estimated.

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

Results of Operations for the Three and Nine Months Ended January 31, 2004 Compared to the Three and Nine Months Ended January 31, 2003

     Net product sales for the three- and nine-month periods ended January 31, 2004 were $27,454,067 and $85,121,081, respectively, which represent an increase of 7.6% over net products sales of $25,509,861 for the three-month period ended January 31, 2003 and an increase of 20.1% over net products sales of $70,881,940 for the nine-month period ended January 31, 2003. Net loss of $1,706,932 for the three months ended January 31, 2004 and $450,696 for the nine months ended January 31, 2004 were $2,425,477 and $1,194,201 lower, respectively, compared to the net income of $718,545 and $743,505, respectively, for the three month and nine months ended January 31, 2003.

     Basic net loss per share in the three months ended January 31, 2004, was $(0.06) compared to $0.02 net income per share for the three months ended January 31, 2003. Basic net loss per share for the nine months ended January 31, 2004, was $(0.01) as compared to $0.03 net income per share for the nine months ended January 31, 2003. The net loss was due to the costs related to the closing of the Scottsdale corporate office, severance packages given to executive officers and the legal and auditing costs relative to the restatement and the ongoing SEC investigation.

Net Product Sales

     Net product sales for the three months ended January 31, 2004 were $27,454,067, an increase of $1,944,206, or 7.6%, compared to net product sales of $25,509,861 for the three months ended January 31, 2003. Net product sales for the nine months ended January 31, 2004 were $85,121,081, an increase of $14,239,141, or 20.1%, compared to net product sales of $70,881,940 for the nine months ended January 31, 2003.

     Firearms sales, for the three months ended January 31, 2004, increased by $2,134,641, or 10.1%, over the three months ended January 31, 2003 to $23,318,668. Firearms sales, for the nine months ended January 31, 2004, increased by $15,590,478, or 27.3%, over the nine months ended January 31, 2003 to $72,709,340. The increases result from the introduction of new products, such as the Model 500, as well as aggressive promotional efforts. The Company also saw a substantial increase in the line of Walther firearms that it distributes exclusively in the United States. Sales of Walther products increased by $875,128, or 41.0% of the total firearms sales increase, to $4,109,125 in the three months ended January 31, 2004 and by $3,910,922, or 25.1% of the total firearms sales increase, to $12,373,501 in the nine months ended January 31, 2004, with the continued success of the P99 and P22 pistols as well as the re-introduction of the popular PPK pistol. Total units sold in the three months and nine months ended January 31, 2004 increased approximately 14.7% and 24.1% over the three months and nine months ended January 31, 2003, or approximately 70,000 units compared to 61,000 in the three months and approximately 211,000 units compared to 170,000 with respect to the nine months, respectively, ended January 31, 2003.

     Retail sales for the three months ended January 31, 2004 decreased by $70,102 over the comparable period in the prior fiscal year to $236,726 and retail sales for the nine months ended January 31, 2004 decreased by $853,553 over the comparable period in the prior fiscal year to $591,159. In each instance, the decrease was primarily because of the Company’s decision in August 2002 to close three of the four company-owned retail stores. Handcuff sales decreased by $541,124 over the comparable three-month period in the prior fiscal year to $848,091 and increased by $247,980 over the comparable nine-month period in the prior fiscal year to $4,249,068. Specialty Services sales decreased by $940,813 and $2,126,872 over the three-month and nine-months ended January 31, 2003, to $971,650 and $3,900,112, respectively, reflecting the Company’s decision to utilize certain equipment solely for its own manufacturing processes and therefore no longer offer machining services to other companies. The Company’s Crossings catalog had sales of $170,771 for the quarter and $228,765 year-to-date. The Company has announced that it is discontinuing the Crossings catalog.

Licensing Revenues

     Licensing revenues for the three months ended January 31, 2004 were $464,521 compared to licensing revenues of $409,190 for the three months ended January 31, 2003. Licensing revenues for the nine months ended January 31, 2004 were $1,250,525 compared to licensing revenues of $1,121,066 for the nine months ended January 31, 2003.

Gross Profit

     Gross profit of $8,189,502 for the three months ended January 31, 2004 was $1,172,725, or 16.7% higher than the gross profit of $7,016,777 for the three months ended January 31, 2003. The gross profit margin was 29.3% of net product sales and licensing revenue of $27,918,588 for the three months ended January 31, 2004 compared to 27.1% of net product sales and licensing revenue of $25,919,051 for the three months ended January 31, 2003. Gross profit for the nine months ended January 31, 2004 of $26,514,416 was $5,792,943, or 28.0%, higher than the gross profit of $20,721,473 for the nine months ended January 31, 2003. The gross profit margin was 30.7% of net sales and licensing revenue of $86,371,606 for the nine months ended January 31, 2004 compared to 28.8% of net sales and licensing revenue of $72,003,006 for the nine months ended January 31, 2003.

     The significant changes in gross profit and gross profit margin resulted primarily from increased efficiency in the Company’s manufacturing operations and a reduction in the cost per unit produced. The Company continues to believe that marketing efforts since the acquisition in May 2001 have resulted in greater demand for its products and that execution of its current business plan will result in continued market acceptance. In response to the increased demand for the Company’s handguns, production was increased accordingly. This increase in production was accomplished primarily through increased efficiency and the addition of new equipment placed into service. In addition, certain fixed costs, such as depreciation, insurance and manufacturing support, did not increase or increased at a substantially lower rate than the production increase. As a result, the cost per unit produced decreased significantly, contributing to the improved gross profit.

Research and Development

     The Company incurred $15,789, net of expense reimbursement of $236,791 from the National Institute of Justice, of research and development costs for the three months ended January 31, 2004 and $513,552, net of expense reimbursement from the National Institute of Justice, of $604,046, of research and development costs for the nine months ended January 31, 2004. These expenses are compared to net expenses of $191,270 for the three months ended January 31, 2003, representing a decrease of 91.7% for the quarter and $711,544 for the nine months ended January 31, 2003, representing a decrease of 27.8% for the nine-month period. These costs relate to an ongoing effort by the Company to develop technology to introduce “authorized user only handguns” as well as efforts by the Company to develop advanced technology products for law enforcement. In January 2004, the Company announced that it was discontinuing efforts on the advanced technology products. The Company intends to continue its efforts develop its “authorized user only handguns”. For the three months and nine months ended January 31, 2004, research and development of advanced technologies, amounted to $0 and $436,840, respectively, of total research and development expense. The Company is considering opportunities to monetize its investment in the Advanced Technologies division.

Selling, General and Administrative Expenses

     Total selling, general and administrative expenses (SG&A) for the three months ended January 31, 2004 were $9,327,142, or 33.4% of net product sales and license revenues, compared to $5,868,987, or 22.6% of net product sales and license revenues, for the three months ended January 31, 2003. Total selling, general and administrative expenses for the nine months ended January 31, 2004 were $23,503,195, or 27.2% of net product sales and license revenues, compared to $17,623,502, or 24.5% of net product sales and license revenues, for the nine months ended January 31, 2003.

     During the three months ended January 31, 2004, SG&A incurred by S&W was $6,820,970, or 73.1% of total SG&A, and the Company’s corporate SG&A was $2,506,172, or 26.9% of total SG&A. During the nine months ended January 31, 2004, SG&A incurred by S&W was $18,095,255, or 77.0% of total SG&A, and the Company’s corporate SG&A was $5,407,940, or 23.0% of total SG&A.

     S&W SG&A for the three- and nine-months ended January 31, 2004 increased $1,729,707, or 34.0%, and $2,540,133, or 16.3%, respectively from the comparable periods in fiscal 2003. The increase is attributable to increased advertising, higher profit sharing, and an increase in professional fees due to the costs associated with the restatement of fiscal year 2002 financials and ongoing SEC investigation. Professional fees increased by $1,288,157 and $1,497,664 respectively, for the three and nine months ended January 31, 2004 due primarily to the costs associated with the restatement and the ongoing SEC investigation.

     S&W SG&A for the three- and nine-month periods ended January 31, 2004 include in each instance respectively, depreciation and amortization expense of $112,133 and $317,740, selling and marketing employee remuneration of $831,364 and $2,520,912, commissions of $345,830 and $970,254, advertising expense of $1,282,147 and $3,566,448, general and administrative employee remuneration of $1,159,276 and $3,305,096, profit sharing contribution of $411,336 and $1,588,447 and professional fees of $1,229,696 and $2,116,515.

     Corporate SG&A for the three and nine month periods ended January 31, 2004 increased $1,728,448, or 222.2%, and $3,339,240, or 161.4%, respectively, from the comparable periods in 2003. Severance costs relative to the resignation of four corporate officers in December 2003 account for $759,785 of the quarterly and year-to-date increase in corporate SG&A. Expenses relative to the Company’s Crossings catalog accounted for $219,328 and $1,032,417, respectively for the three- and nine-months ended January 31, 2004. Professional fees account for $252,379 and $536,067, respectively, of the increase in Corporate SG&A for the three and nine months ended January 31, 2004. The Company had hired additional personnel and incurred expenses to support the licensing business and market the advanced technology products. These efforts contributed to the increase in Corporate SG&A.

     Professional fee expense related to the fiscal year 2002 restatement and ongoing SEC investigation for the nine months ending January 31, 2004 was $1,817,746, of which $1,061,276 was incurred in the third quarter. S&W SG&A includes $997,769 and $1,570,821 of the expenses, respectively, for the three and nine months ended January 31, 2004. The corporate SG&A includes $63,507 and $246,925, respectively for the three and nine months ended January 31, 2004.

     The Company’s decision to discontinue the Crossings catalog as well as its development efforts on advanced technology products aimed at law enforcement will result in lower SG&A expenses going forward. The completion of the restated financials with the filing of the 10QSB/A for the quarter ended January 31, 2003 should also result in a decrease in professional fees, further reducing SG&A.

Restructuring Costs

     In January 2004, the Company decided to close the Scottsdale corporate office and transfer the executive office functions, along with the Company’s licensing division, to its Springfield, Massachusetts facility. The Company also decided to discontinue its Crossings catalog, as well as close its Advanced Technology division. As a result, the Company incurred a one-time charge of $1,007,817 in the period ended January 31, 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters in January 2004 account for $803,521 of the quarterly and year-to-date $1,007,817 in restructuring expenses. The remaining $204,296 were the costs relative to the discontinuance of the Crossing catalog and advanced technology businesses.

Other Income/Expense

     Other income, exclusive of interest expense, for the three months ended January 31, 2004 was $254,589 compared to income of $673,613 for the three months ended January 31, 2003. Included in other income for the three months ended January 31, 2004 was $301,020 in adjustment to market on foreign exchange contracts. For the nine months ended January 31, 2004, other income includes the mark-to-market adjustment mentioned earlier as well as a reimbursement of municipal litigation defense costs of $767,768. This was partially offset by $926,843 in currency exchange loss on purchases of Walther products and components for our SW99 series pistols. Other income, exclusive of interest expense, for the nine months ended January 31, 2004 was $239,701 compared to $1,090,235 for the nine months ended January 31, 2003. The decrease in other income was primarily due to unfavorable exchange rate variances due to the weakening of the U.S. dollar year over year.

Interest Expense

     Interest expense for the three- and nine-month periods ended January 31, 2004 was $831,751 and $2,511,063, respectively, compared to $899,250 and $2,696,144, respectively, for the comparable periods in the prior fiscal year. The decrease in interest expense during these periods was attributable to the early repayments of principal on the Tomkins Note.

Income (Loss) Before Income Taxes

     Loss before income taxes for the three and nine months ended January 31, 2004 was $2,738,408 and $781,510, respectively, compared to income of $730,883 and $780,518, respectively, for the three and nine months ended January 31, 2003.

Income Taxes/Benefit

     For the three months ended January 31, 2004, income tax benefit is estimated to be $1,031,476 compared to an estimated income tax expense of $12,338 for the three months ended January 31, 2003. This tax benefit is being accrued at an estimated effective rate of 37.7%. The increase in tax benefit as compared to the three months ended January 31, 2003 is primarily attributable to an increase in deferred tax assets for the three months ended January 31, 2004 of $1,006,129.

     For the nine months ended January 31, 2004, income tax benefit is estimated to be $330,814 as compared to an estimated income tax expense of $37,013 for the same nine months ended January 31, 2003. This tax benefit is being accrued at an estimated effective rate of 42.3%. The increase in tax benefit as compared to the same nine months ended January 31, 2003 is primarily attributable to an increase in deferred tax assets for the nine months ended January 31, 2004 of $393,731.

     The January 31, 2003 income tax provision did not contain a deferred tax component as a valuation allowance had previously been established and maintained as of January 31, 2003 for deferred tax assets in excess of deferred tax liabilities. During the fourth quarter of the fiscal year ended April 30, 2003, the Company released federal and state valuation allowances totaling $13.5 million. The Company continues to maintain a valuation allowance of $500,000 relating to state net operating loss carryforwards.

     The Company currently has significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of the Company’s deferred income tax assets depends upon generating future taxable income during the period in which the Company’s temporary differences become deductible and before our net operating loss carryforwards expire. The Company evaluates the recoverability of its deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of its deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Liquidity and Capital Resources

     For the nine months ended January 31, 2004 the Company’s principal ongoing cash requirements were to finance the production of its manufactured products. The Company has shifted its focus to concentrate on its core business, which is the manufacture of handguns. Efforts in such areas as the Crossings catalog and the advance technology products for law enforcement have been discontinued. As of January 31, 2004, the Company had approximately $6.4 million of investment capital available for capital investment and working capital requirements.

     The Company had cash, cash equivalents and short-term investments of approximately $29.2 million at January 31, 2004. Of this amount, approximately $22.8 million was held as collateral for the line of credit and long-term note with Banknorth, N.A. as described below. A majority of the cash and cash equivalents of the Company is held by S&W. The Company maintains its cash in money market and bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company’s use of cash held by S&W is subject to certain covenants and restrictions imposed by the terms of the S&W acquisition and its lenders. These restrictions include limitations on the use of cash, dividends paid to the Company by S&W and S&W’s ability to incur or guaranty indebtedness.

     Net cash used for operating activities during the nine months ended January 31, 2004 was approximately $2.3 million compared to cash used for operating activities of approximately $4.0 million during the nine months ended January 31, 2003. The decrease in net cash used for operating activities for the period ended January 31, 2004 compared to the same period the previous fiscal year was due substantially to a reduction in miscellaneous receivables.

     Net cash utilized by investing activities was approximately $4.3 million during the nine months ended January 31, 2004 compared to cash utilized by investing activities of approximately $4.4 million during the nine months ended January 31, 2003. Substantially all of the cash for investing activities in the current period related to the acquisition of machinery and equipment.

     Capital expenditures amounted to approximately $3.0 million and $2.8 million during the nine months ended January 31, 2004 and the nine months ended January 31, 2003, respectively. During the remainder of fiscal 2004, the Company expects to spend approximately $1.5 million on new capital equipment to maintain its current manufacturing facilities and improve production output. The Company intends to fund any capital expenditures remaining in fiscal 2004 with existing cash or funds provided from operations.

     Net cash used for financing activities was approximately $821,000 during the nine months ended January 31, 2004 compared to approximately $281,000 during the nine months ended January 31, 2003. Net cash used for financing activities in the current period was due substantially to the paydown of the Tomkins Note. The Company does not anticipate a need for increased external financing for the remainder of fiscal 2004.

     The Company obtained a $15.0 million long-term loan from Banknorth in April 2002, which was used to repay short-term debt related to the S&W acquisition. This note accrues interest at a fixed rate of 5.85% per annum and has a 12-year term commencing on March 28, 2002. The note is amortized over a 10-year period, requires monthly interest-only payments until March 28, 2004, and monthly principal and interest payments of $165,403 thereafter for the life of the loan. The loan is fully collateralized by S&W’s marketable securities and/or cash. Of the proceeds from the Banknorth note, $5.0 million was used to repay in full the Melby Note.

     The remaining $27.0 million debt relates to an existing obligation by S&W to Tomkins and was guaranteed by the Company as a part of the acquisition agreement. The note accrues interest at a fixed rate of 9.0% per annum and has a term of 10 years commencing on May 11, 2001. It is uncollateralized, may be prepaid in part or in whole at any time, and is amortized over a 10-year period. The note provides for monthly interest-only payments until May 11, 2004 and monthly principal and interest payments of $482,672 thereafter for the life of the loan. Although the loan is uncollateralized, it contains covenants restricting the Company’s use of S&W cash and other assets, limits the amount of dividends that may be paid to the Company by S&W to $1.8 million per year (other than for the year ended April 30, 2002), and requires immediate repayment if there is a change in ownership of S&W or a change in control of the Company. Of the original balance of $30.0 million, $2.0 million was repaid in April 2003, and $1.0 million was repaid in July 2003.

     As of January 31, 2004, the Company had open letters of credit aggregating $5.1 million.

     The Company believes that its existing sources of liquidity combined with dividends received from S&W will be sufficient to meet its debt service requirements as well as satisfy operating expense requirements for at least the next 12 months. As the Company looks to grow its core business, cash requirements will be evaluated as part of the overall business strategy. In order to meet these potential future needs, the Company may be required to seek additional equity or debt financing and/or debt refinancing. The timing and amount of any such financing requirements will depend on a number of factors, including demand for the Company’s products, changes in industry conditions, new product acceptance and competitive factors. There can be no assurance that such financing will be available on acceptable terms if required, and any additional equity financing would result in incremental ownership dilution to existing shareholders. Based upon its cash position at January 31, 2004, and its financial projections for the upcoming year, S&W believes that it has adequate sources of liquidity to meet debt obligations, pay the annual dividend to the parent, and finance operational and capital requirements for at least the next 12 months.

     Various legal actions, proceedings and claims have been instituted against the Company’s subsidiary, S&W. (For further discussion of litigation and legal proceedings pending against the Company and its subsidiary, see Part II — Item 1 — Legal Proceedings and Note 8 to the Consolidated Financial Statements.) The Company believes that, in every case, the allegations are unfounded, defenses exist, and that there should be no recovery against it. Legislation has been passed in approximately 30 states precluding suits of the type brought by municipalities. Some of these laws are effective retroactively while others are not.

     The Company reviews every lawsuit and claim at the outset and is in contact with its special litigation counsel on an ongoing basis. The provision for product liability claims is based upon many factors, which vary for each case. These factors include the type of claim, nature and extent of injuries, historical settlement ranges, jurisdiction where filed, and advice of counsel. An accrual is established for each lawsuit and claim, when appropriate, based on the nature of each such lawsuit or claim. If at such time management determines that a claim is reasonably possible and the amount of such claim estimable, an accrual is made. Although reserves have been established for estimable legal defense costs, management believes that the cases are without merit and as such has not provided reserves for settlements or judgments.

     Amounts are charged to product liability expense in the period in which the Company becomes aware that a claim or, in some instances a threat of claim, has been made when potential losses or costs of defense can be reasonably estimated. Such amounts are determined based on the Company’s experience in defending similar claims. On a quarterly basis, the cases are reviewed with outside counsel, and if necessary, reserves are adjusted accordingly based upon individual case developments. During the nine months ended January 31, 2004, the Company incurred product liability expense of approximately $93,000.

     Since it is not possible to forecast the outcome of litigation or the timing of costs, in the opinion of the Company, after consultation with its litigation counsel, it is uncertain whether any ongoing litigation, including punitive damage claims, will have a material adverse effect on the financial position of the Company or a material impact on the Company’s financial results for a particular period.

     The Company is subject to numerous federal, state and local laws, which regulate or otherwise relate to the protection of the environment. The Company may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past operations or disposal practices. As of January 31, 2004, the Company has reserves of approximately $3.9 million for environmental matters. The amount of the Company’s liabilities for remedial environmental activities are very difficult to estimate due to such factors as currently available facts, remediation technology, enacted laws or regulations and the unknown extent of the remedial actions that may be required.

     The Company has identified environmental issues on the property at the Springfield, Massachusetts facility. The Company has a voluntary remediation project underway as part of the Massachusetts Contingency Plan (MCP). The Company has established reserves to cover the cost of this remediation project and believes these reserves to be adequate.

     On February 25, 2003, the Company sold approximately 85 acres of Company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). The 85 acres has identified soil and groundwater contamination that previously was part of six of the Company’s voluntary remediation projects, specifically the South Field, West Field, and Fire Pond release areas, under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (s) 101(39). The Company believes that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The Company has entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale which require SRA to complete remediation. The Company has not revised the environmental reserve, but will monitor the progress of the SRA in the remediation and development of the property. Based on SRA’s progress and success in the Brownfield redevelopment of the property, as well as specific approval of remediation by governing authorities, the Company may reduce the environmental reserve. This reduction would have a significant impact on the Company’s earnings for the period in which such reduction is made.

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

• The Company is under investigation by the SEC to determine whether there have been violations of the federal securities laws in connection with matters that resulted in the restatement of its consolidated financial statements for fiscal 2002. While the Company has fully cooperated with the SEC and intends to continue to do so, the Company cannot predict what the outcome of the investigation will be or when it will be completed. If the SEC determines that the Company has violated federal securities laws, the Company may face sanctions, including significant monetary penalties and injunctive relief.

• The Company has spent considerable time and effort dealing with internal and external investigations of the Company’s controls and procedures, and this diversion of management’s time may adversely affect the Company’s business and results of operations.

• The Company has made, and continues to make, changes to its internal controls, its disclosure controls and procedures, its internal controls over financial reporting and its corporate governance policies and procedures. Any design, operating maintenance or evaluation failure or circumvention of these controls and procedures could seriously harm the Company’s business.

• The Company is subject to sales cycles driven by national events, such as 9/11, which can cause dramatic increases or decreases in demand for the Company’s products and the Company has no ability to predict or control those cycles.

• The Company is defending many lawsuits brought by various cities and counties arising out of the design, manufacture, marketing and distribution of its handguns. While the Company is vigorously defending these lawsuits and believes they are without merit and further believes its insurance is adequate in light of judgments entered against the industry to date, there is no assurance that a jury may not render the Company a judgment against it in excess of insurance coverage limits.

• If forced to comply with a settlement with HUD restricting the Company’s design, manufacturing, marketing and distribution of firearm products, the Company could be substantially impaired from competing with manufacturers that sell competing products. The Company believes the HUD Settlement is not legally binding, and has received confirmation that the HUD Settlement will not be enforced, but can provide no assurance that a court would not rule otherwise, as the HUD Settlement has not been formally rescinded.

• The Company has substantial repayment obligations related to the purchase of its whollyowned subsidiary, Smith & Wesson, for which the Company is developing a viable sales model to generate sufficient cash flow to make the payments required. Various covenants prohibit the Company from making payments directly from our subsidiary, Smith & Wesson. The Company must begin to repay the principal on one of its loans in April 2004.

• The Company’s two significant notes contain covenants and the preemptive rights held by Colt Melby could limit its discretion with respect to various business matters.

• Cost of insurance for all firearms manufacturers continue to increase, and the Company has been impacted by those increases.

• Some of the Company’s competitors’ cost structures may be more advantageous than that of the Company.

• The Company operates in a highly regulated business at the international, national, state and local levels, and there is no assurance that regulation may not increase having a material adverse effect on the Company’s business, including not only regulation related to firearm production itself but also related to environmental laws in a manufacturing context in general.

• The Company is currently engaged in remedial investigation and cleanup activities at certain sites, but cannot be certain that the Company has identified all existing contamination or will not cause contamination in the future, making its reserves of approximately $3.9 million inadequate.

• The Company depends on outside suppliers and vendors for its raw materials and other supplies.

• Demand for the Company’s products is subject to the popularity of its product line, acceptance of new product designs, ongoing quality control and adequate supply of Walther products from the Company’s German supplier.

• The Company is exposed to currency risk from foreign exchange rate fluctuations in connection with inventory it purchases from a European supplier. If the U.S. Dollar continues to weaken and the Company’s hedging arrangements do not provide adequate protection, the Company could experience additional expenses on inventory it purchase annually from the European supplier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not enter into any market risk sensitive instruments for trading purposes. The Company’s principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of the Company’s gross revenues during the three and nine months ended January 31, 2004 ($4.3 million and $14.6 million, respectively, representing approximately 15.0% and 16.7%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, the Company purchases approximately $10 million of inventory from a European supplier. This exposes the Company to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce the Company’s gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset the Company’s risks from unfavorable foreign exchange fluctuations, the Company enters into Euro forward contracts. As of April 30, 2003, there was approximately $1.3 million remaining on a twelve-month forward contract entered into on October 4, 2002 with an average exchange rate of $0.98 per Euro. As of June 29, 2003, the Company had exhausted its remaining October 2002 forward contract so the Company entered into a five-month forward contract to purchase $3.6 million of Euros at an average exchange rate of $1.18 per Euro. As of October 31, 2003, the Company had fully exhausted both its October 4, 2002 and June 29, 2003 forward contracts. On November 4, 2003, the Company entered into a ten-month forward contract to purchase $5.0 million of Euros at an average exchange rate of $1.14 per Euro. After using $2.0 million Euros, on January 29, 2004, the Company entered into a new four-month contract to purchase an additional $1.2 million Euros at an average exchange rate of $1.24 per Euro. During the three and nine months ended January 31, 2004, the Company experienced a net gain of $170,958 and a net gain of $251,054, respectively, on hedging transactions that the Company executed during the period in an effort to limit its exposure to fluctuations in the Euro/Dollar exchange rate. As of January 31, 2004, there was $3.0 million Euros of the November 4, 2003 forward contract remaining, and $1.2 million Euros of the January 29, 2004 forward contract remaining, for a total of $4.2 million Euros remaining. As a result, the Company recognized a gain of $301,020 on the mark to market valuation on these forward contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its “disclosure controls and procedures.” As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports its files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company formed a disclosure committee in the fall of 2002 that includes senior financial, operational and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly the Company’s disclosure controls and procedures.

     Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Corporate Governance

     In September 2003, the Board also formed a Nominating and Governance Committee to assist in identifying and pursuing qualified director candidates and adopted specific Corporate Governance Guidelines to delineate and promote the Company’s commitment to maintaining a strong governance tone from the top. In February 2004, the Board approved revised charters for the Audit Committee, the Compensation Committee, and the Nominations and Corporate Governance Committees, taking into account final SEC and AMEX requirements. The Board also approved Corporate Governance Guidelines; Code of Conduct; Whistleblower Policy; and a Code of Ethics for the CEO and Senior Financial Officers.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of the Company’s consolidated financial statements for fiscal 2002. The Company continues to be in discussions with the SEC and intends to continue to fully cooperate with the SEC.

     The nature of the legal proceedings against the Company is discussed in Note 8 to the Consolidated Financial Statements included in this Report on Form 10-Q, which is incorporated herein by reference. S&W has reported all cases instituted against it through December 23, 2003, and the results of those cases where terminated, in its Form 10-KSB and Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2003 and January 9, 2004 respectively, to which reference is here made.

     No new cases were instituted against the Company or Smith & Wesson since the Company’s latest filing.

     The following describes material updates to previously reported cases since the filing of Form 10-Q for the three months ended October 31, 2003:

     The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the City of San Francisco, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated for purposes of appeal. On May 7, 2003, the court granted the manufacturer defendants’ motion for summary judgment in its entirety. On January 16, 2004, plaintiffs filed their opening brief in the Court of Appeals of the State of California, First Appellate District. Defendants’ response brief is due on April 19, 2004.

     District of Columbia, and Bryant Lawson v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. Briefing was completed in the court of appeals in October 2003. Oral argument was held before the District of Columbia Court of Appeals on March 2, 2004. No decision has been issued to date.

     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On October 21, 2002, plaintiff filed a Petition to Transfer to the Indiana Supreme Court. On November 13, 2002, defendants’ opposition to plaintiffs’ petition to transfer to the Indiana Supreme Court was filed. On December 23, 2003, the Indiana Supreme Court reversed and remanded the case to the trial court as to all defendants. The court held that the City may proceed on both the public nuisance and negligence claims against all defendants, and on the negligent design claim against the manufacturer defendants. On January 30, 2004, S&W filed its answer to plaintiff’s amended complaint. Discovery is ongoing.

     City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents and trade associations have failed to utilize safety devices which would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in design and warnings, civil conspiracy and unjust enrichment. Allocated compensatory and punitive damages, plus other fees against each defendant are demanded as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case to St. Louis County. On September 12, 2003, the Missouri General Assembly enacted legislation that would prohibit cities and other municipalities from suing firearms manufacturers and sellers for injuries inflicted by firearms under abnormally dangerous activity, public nuisance, or private nuisance causes of action. On November 18, 2003, the court issued an order dismissing all defendants except two, which filed Bankruptcy Petitions in the United States Bankruptcy Court. The order did not consider or rely on preemption legislation in dismissing the case. On November 24, 2003, plaintiff filed a notice of appeal to the Missouri Court of Appeals, Eastern District. On February 23, 2004, plaintiff filed its opening brief in the Missouri Court of Appeals, Eastern District. Defendants’ response brief is due on March 24, 2004.

     The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Only injunctive relief is sought; no monetary damages are claimed, however, plaintiffs seek no less than twenty million dollars for nuisance abatement. Trial began on March 24, 2003 and concluded on May 8, 2003. On May 14, 2003, the advisory jury rendered a non-binding verdict of “no liability” for 45 defendants and “no verdict” for the remaining 23 defendants (including S&W). On July 21, 2003 the court issued its decision, which held that plaintiff had failed to prove all of the elements of its case and dismissed the case as to those defendants. Plaintiff filed a notice of appeal, and defendants cross-appealed. Because of the bankruptcy of two defendants, the court indicated that the appeal was premature. On November 25, 2003 both parties withdrew their appeals without prejudice. Defendants filed a motion seeking to obtain final judgment for less than all defendants. On December 5, 2003, the Court signed a final judgment affirming its decision issued on July 21, 2003. On December 19, 2003, defendants filed a notice of appeal to the Second Circuit Court of Appeals.

     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the City of New York because of their allegedly negligent marketing and distribution practices. The complaint also alleges that the defendants have failed to design firearms with safety devices. Plaintiffs seek only injunctive relief. On December 23, 2003, the trial court denied defendants’ motion to recuse the trial judge. On January 13, 2004, the court entered an order granting plaintiffs’ motion to amend the complaint and to lift an earlier order staying the case. On January 27, 2004, plaintiffs filed their Second Amended Complaint. On January 30, 2004, defendants’ motion to dismiss was filed. On February 2, 2004, plaintiffs’ motion to import all of the evidence from the NAACP trial and to strike defendants’ demands for jury trial was filed. On March 3, 2004, defendants’ opposition to plaintiffs’ motion to import all of the evidence from the NAACP trial was filed. A hearing is scheduled on defendants’ motion to dismiss and plaintiffs’ motion to import evidence and strike jury demands on March 26, 2004. Discovery is stayed until after this hearing.

     Thomas Johnson, Sr. v. Beemiller Inc., et al., in the U.S. District Court for the Eastern District of New York. The action for wrongful death alleges public nuisance and seeks damages. On July 21, 2003, the court granted a motion to dismiss filed by some defendants including S&W. On August 19, 2003, plaintiff filed a notice of appeal to the Second Circuit Court of Appeals. That court has indicated that the appeal was premature because the claims against defendant Bryco Arms were automatically stayed in the trial court due to Bryco Arms’ pending bankruptcy proceeding. On January 9, 2004, the Second Circuit entered a stipulated order dismissing the appeal as premature. On January 30, 2004, defendants filed a motion pursuant to Rule 54(b) seeking to obtain final judgment of the Johnson opinion for less than all defendants. On February 12, 2004, the court entered an order granting certain defendants’ motion for entry of final judgment pursuant to Federal Rule of Civil Procedure 54(b) and entering final judgment as to certain defendants. The deadline for plaintiff to file a notice of appeal to the Second Circuit is March 15, 2004.

     Tara LaCelle, an Individual, et al. v. Shatana Pole, et al., in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai. The complaint, filed on June 5, 2002, alleges that Shatana Pole became intoxicated and, while engaging in gunplay, pulled back the hammer of a Smith & Wesson .357 magnum revolver and squeezed the trigger, discharging a bullet through the shared wall between their apartments and striking LaCelle, resulting in permanent paralysis from the chest down. The complaint asserts claims against Mr. Pole and his companions, Ms. LaCelle’s landlord, the leasing agent allegedly charged with screening tenants of the building, S&W, and “Smith & Wesson, Inc.” Ms. LaCelle asserts claims against S&W for public nuisance, violation of the Idaho Consumer Protection Act, negligent infliction of emotional distress and emotional distress from fear of developing a future disease. Ms. LaCelle’s mother and fiancé have asserted claims for loss of consortium against all defendants. Plaintiffs seek damages in an amount to be proven at the time of trial, as well as pre-judgment interest, attorneys fees and other such relief as the Court deems just and proper. Two of the individual defendants, Shatana Pole and Joshua Dolan, filed for bankruptcy. Discovery is ongoing. On January 14, 2004, the court entered an order vacating a June 2004 trial date and extending all of the pre-trial deadlines. A status conference is scheduled with the court on March 22, 2004.

     Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001, and seeks compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s S&W handgun malfunctioned and exploded when he tried to fire it. S&W filed an answer denying all allegations of liability and the parties are proceeding with discovery. Jury selection and trial are set to commence for the trial period beginning July 1, 2004. On January 13, 2004, plaintiff filed a motion for relief from the court’s scheduling order. On January 23, 2004, S&W filed a motion for summary judgment. No decision has issued to date.

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

Dated: March 16, 2004

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