Form 10KSB/A
period 2003-04-30
SMITH & WESSON HOLDING CORP
filed 2004-04-08
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File No. 1-31552

Smith & Wesson Holding Corporation

(Name of Small Business Issuer In Its Charter)

Nevada (State or Other Jurisdiction of Incorporation)	87-0543688 (I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts (Address of Principal Executive Offices)	01104 (Zip Code)

(800) 331-0852
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

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

EXPLANATORY NOTE

     On December 18, 2003, Smith & Wesson Holding Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 (the “Initial Form 10-KSB”). The Initial Form 10-KSB included Exhibit 23.1, Consent of Independent Auditors (the “Exhibit”). This Amendment No. 1 on Form 10-KSB/A amends the Exhibit to include reference to our Form S-8 (No. 338-87748). In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the Company is including with this Amendment No. 1 certain currently dated certifications.

     Except as described above, no other changes have been made to the Initial Form 10-KSB. This Amendment No. 1 continues to speak as of the date of the Initial Form 10-KSB, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Initial Form 10-KSB.

PART III
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K	1
SIGNATURES	4
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

 i

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

2.2	(2)	Note issued by Saf-T-Hammer Corporation to Tomkins Corporation dated May 11, 2001.

2.3	(2)	Guaranty by and between Saf-T-Hammer Corporation and Tomkins Corporation dated May 11, 2001.

2.4	(2)	Promissory Note dated April 30, 1997 issued by Smith & Wesson Corp. to Tomkins Corporation.

2.5	(2)	First Amendment to Promissory Note dated May 11, 2001 between Tomkins Corporation and Smith & Wesson Corp.

3.1	(1)	Articles of Incorporation.

3.2	(1)	Amendment to the Articles of Incorporation filed on October 16, 1996.

3.3	(1)	Amendment to the Articles of Incorporation filed on May 12, 1998.

3.4	(1)	Amendment to the Articles of Incorporation filed on October 22, 1998.

3.5	(1)	Bylaws.

3.6	(5)	Amendment to the Bylaws dated November 2, 2001.

3.7	(7)	Amendment to the Articles of Incorporation filed on February 15, 2002.

3.8	(8)	Amendment to the Bylaws dated July 24, 2002.

4.1	(2)	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.

4.8	(6)	2001 Stock Option Plan dated May 31, 2001.

4.9	(6)	Form of Option to 2001 Stock Option.

Exhibit
No.		Description
4.10	(6)	Employee Stock Purchase Agreement dated as of April 1, 2002.

4.11	(6)	Form of Subscription Agreement to Employee Stock Purchase Agreement.

10.2	(3)	Trademark Agency Agreement with UMAREX dated March 11, 2000.

10.3	(3)	Agreement with Walther/ UMAREX dated August 1, 1999.

10.5	(3)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.

10.6	(3)	Executive Employment Agreement with Robert L. Scott dated May 11, 2001.

10.12	(3)	Agreement with Western Mass Electric dated July 6, 1998.

10.13	(3)	Agreement with Western Mass Electric dated December 18, 2000.

10.14	(3)	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.

10.15	(3)	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.

10.18	(3)	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.

10.19	(3)	Promissory Note & Loan Agreement with Smith & Wesson Corp. dated May 15, 2001.

10.20	(4)	Security Agreement with Smith & Wesson Corp. dated May 15, 2001.

10.22	(4)	Master Supply Agreement with Remington Arms dated August 1, 2001.

10.23	(5)	First Amendment to Promissory Note and Loan Agreement with Smith & Wesson Corp. dated November 2, 2001.

10.24	(8)	Commercial Promissory Note with Banknorth, N.A. dated March 28, 2002.

10.25	(8)	Loan Agreement with Banknorth, N.A. dated March 28, 2002.

10.26	(8)	Guaranty to Banknorth, N.A. dated March 28, 2002.

10.27	(8)	Guaranty from Smith & Wesson Corp. to Banknorth, N.A. dated March 28, 2002.

10.28	(8)	Solvency Certificate to Banknorth, N.A. dated March 28, 2002.

10.29	(8)	First Modification to Loan and Security Agreement and Revolving Line of Credit Note with Banknorth, N.A. dated March 28, 2002.

10.30	(8)	Form of Wholesale Sporting Goods Distributor Agreement.

10.31	(8)	Form of Wholesale Law Enforcement Distributor Agreement.

10.32	(8)	Form of Law Enforcement Dealer Agreement.

10.33	(9)	Executive Employment Agreement of Roy Cuny.

10.34	(10)	Purchase and Sale Agreement with Springfield Redevelopment Authority.

10.35	(10)	Environmental Agreement with Springfield Redevelopment Authority.

10.36	(10)	Promissory Note from Springfield Redevelopment Authority.

10.37	(10)	Severance Agreement with Mitchell A. Saltz.

10.38	(10)	Severance Agreement with Sherry Noreen.

10.39	(10)	Severance Agreement with Colton Melby.

21.1	(10)	Subsidiaries of the Company.

23.1	(10)	Consent of PricewaterhouseCoopers LLP.

24.1		Power of Attorney (see signature page of this Annual Report on Form 10-KSB).

31.1	(10)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer.

31.2	(10)	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer.

32.1	(10)	Section 1350 Certification of Principal Executive Officer.

32.2	(10)	Section 1350 Certification of Principal Financial Officer.

(1)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on May 29, 2001.

(3)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(4)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on March 18, 2002.

(8)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on July 29, 2002.

(9)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 16, 2002.

(10)	Filed herewith.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
	By:	/s/ROY C. CUNY
Roy C. Cuny
Date: April 8, 2004		Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.