Form 10-K
period 2004-04-30
SMITH & WESSON HOLDING CORP
filed 2004-07-16
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

Commission File Number 1-31552

SMITH & WESSON HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0543688

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue
Springfield, Massachusetts 01104
(800) 331-0852

(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.001
PER SHARE

(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,620,128 shares) based on the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on October 31, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $44,145,288. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of July 8, 2004, there were outstanding 31,064,048 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2004

Statement Regarding Forward-Looking Information

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; future products or product development; our product development strategies; beliefs regarding product performance; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1, “Business – Risk Factors.”

i

PART I

Item 1. Business

Introduction

     We are the largest manufacturer of handguns, which includes revolvers and pistols, in the United States and the largest U.S. exporter of handguns. We manufacture handguns and related products and accessories for sale primarily through our distribution network and to public safety and military agencies in the United States and throughout the world. We have manufacturing facilities in Springfield, Massachusetts and Houlton, Maine, both of which are used primarily to manufacture our products. We also use our manufacturing capabilities at the Springfield facility to manufacture and process component parts for a select group of companies in different industries.

     In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase substantially our licensing program to leverage the 150 plus year old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of licensed products.

     Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby gaining ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of UK-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and changed our name to Smith & Wesson Holding Corporation in February 2002.

     We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These documents are available as soon as reasonably practicable after we electronically file those documents with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the American Stock Exchange. The documents are also available in print by contacting our corporate secretary at our executive offices.

Business

Products and Services

Handguns

     The sale of handguns accounted for approximately $102.3 million in net product sales, or approximately 86.8% of our net product sales, in the fiscal year ended April 30, 2004. With the exception of Walther pistols, all of our handguns are sold under the “Smith & Wesson” name.

     We manufacture high-quality, center-fire revolvers and pistols with forged components. We have never manufactured or sold inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” and we do not produce “assault weapons” as defined in the Violent Crime Control and Law Enforcement Act of 1994.

     We offer a complete line of handguns to meet the needs of discriminating shooters. We currently offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We currently offer 73 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features. In order to enhance our competitive position, we continually introduce new handgun models. We introduced five new revolver models and four new pistol models in each of fiscal 2004 and fiscal 2003.

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

     We currently manufacture 45 different models of revolvers. The suggested retail prices of our revolvers range between $450 and $1,179. The following table sets forth information regarding some of our most popular revolvers.

MODEL	DESCRIPTION
60	.357 magnum, .38 caliber revolver, which is the first all stainless steel handgun.

640	.357 magnum, .38 caliber revolver, enclosed hammer for no snag, easy carry.

637	.38 caliber revolver, which is the original aluminum frame, lightweight revolver.

340PD	.357 magnum, .38 caliber lightweight revolver combining a Scandium alloy frame and a Titanium cylinder.

10	.38 caliber revolver descended from the original .38 caliber S&W special military and police revolver introduced in 1899.

500	Extra large frame .50 caliber S&W magnum revolver, which is the world’s most powerful production revolver.

65LS	.357 magnum, .38 caliber Lady Smith revolver designed specifically for women.

     Revolvers accounted for approximately $47.6 million in net product sales, or approximately 40.4% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2004, we had a backlog of approximately $14.0 million, or 30,745 units.

     Pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

     We currently manufacture 28 different models of pistols. The suggested retail prices of our pistols range between $283 and $2,272. The following sets forth information regarding some of our most popular pistols.

MODEL	DESCRIPTION
22A	.22 caliber Rimfire target pistol.

41	.22 caliber Rimfire pistol for competitive target shooting.

910	9mm all metal traditional double action pistol for law enforcement or personal protection.

CS9	9mm lightweight, compact personal defense pistol.

MODEL	DESCRIPTION
SW9VE	9mm Sigma Series polymer frame, double action only pistol.

SW99	9mm pistol collaborately designed and built with Walther with a steel barrel and slide built on a polymer frame.

3913TSW	9mm premium pistol designed with input from law enforcement for law enforcement.

SW1911	.45 ACP adjustable rear sight competition-ready pistol based on the 1911 pistol that was the standard issue for the U.S. military for decades.

3913LS	9mm compact pistol designed specifically for women.

     Our pistol sales accounted for approximately $26.9 million in net product sales, or approximately 22.8% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2004, our backlog for Smith & Wesson pistols was approximately $4.8 million, or 15,239 units.

     We are the exclusive U.S. importer of Walther firearms and hold the production rights for the popular Walther PPK model in the United States. Walther sales accounted for approximately $17.2 million of our net product sales, or approximately 14.6% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2004, we had a backlog of approximately $4.3 million of orders for Walther pistols, or approximately 16,225 units.

     Premium and Limited Edition Handguns. Through our S&W Performance Center® department, we design, manufacture, and assemble premium and limited edition pistols and revolvers. The 19 employees in this department are all trained gunsmiths who undergo periodic peer review and personally select new employees when needed. Our premium and limited edition handguns include high-quality features found only in handguns produced by custom gunsmiths. In the fiscal year ended April 2004, our premium and limited edition handguns generated approximately $7.4 million in net product sales, or approximately 6.3% of our net product sales. We offer five catalog Performance Center model variations in order to expand product availability. The addition of the Model 500 and the SW1911 make platforms available to the Performance Center that enable us to expand our product offerings into larger calibers and competition level products.

     Parts and Used Guns. Parts and used gun sales accounted for approximately $2.8 million in net product sales, or approximately 2.4% of our net product sales, in the fiscal year ended April 30, 2004.

Handcuffs

     We are one of the largest manufacturers of handcuffs and restraints in the United States. These products are fabricated from the finest quality carbon or stainless steel and feature heat-treated internal lock works. Double locks prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. Handcuffs accounted for $5.5 million in net product sales, or approximately 4.7% of our net product sales, in the fiscal year ended April 30, 2004.

Apparel, Accessories, and Collectibles

     We offer an extensive line of licensed accessories, branded products, and apparel through our website, our catalog, and our toll free phone number. These items include polo shirts, tee shirts, denim shirts, field shirts, jackets, hats, gloves, safety glasses, knives, shooter bags, desk sets, presentation cases, gun rugs, belt buckles, coffee mugs, key chains, and watches. Sales of apparel, accessories, and collectibles accounted for approximately $700,000 in net product sales, or approximately 0.6% of our net product sales, in the fiscal year ended on April 30, 2004.

Smith & Wesson Academy

     Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries.

Classes are conducted at a modern facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art instruction designed to meet the training needs of law enforcement worldwide.

Specialty Services

     We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. Specialty services accounted for approximately $5.0 million in net product sales, or 4.2% of our net product sales, in the fiscal year ended April 30, 2004.

     Although we expect to continue to provide heat treating, forging, plating, and finishing services to third parties, we have decided to deemphasize these services in order to better serve our growing handgun manufacturing requirements. As a result, we expect the sales contribution of our specialty services division, both in sales and sales percentages relative to other business operations, to diminish in future periods.

     Forging. The fundamental strength of our handguns results from the forgings used in our products. We strive to produce near net shaped forgings, minimizing excess material. Our skilled die makers review each customer’s special requirements, specifying the most effective die layout and determining the most efficient size and type of forging equipment to be utilized. The die makers oversee the manufacture of the forge, trim and coin die sets from design through first piece acceptance. Once into production, the dies are maintained on a routine basis. Our process capabilities run from small 1/4 pound to larger 20 pound parts. We can produce components with lengths of up to 15 inches, utilizing drop hammers ranging in size from 1,500 pounds to 5,000 pounds. We also have a variety of mechanical presses for cold and hot trimming. Our forging capabilities give us the ability to forge products from carbon, stainless, and alloy steel as well as aluminum, brass, and copper.

     Heat Treating. Our handguns are well known for their durability and dependability. We perform the controlled processes required to improve and enhance the physical properties of components in our “state-of-the art” heat treating area. Each process is electronically controlled to ensure that customers’ specific requirements are met. The equipment allows a wide variety of processes to be performed while minimizing distortion. We also offer a variety of controlled quenching atmosphere processes, such as oil, vacuum, water, nitrogen, and salt. Our in-process inspection area is able to verify hardness requirements but more critical parameters, such as superficial hardness testing and tensile testing, can be verified by our in-house metallurgical lab.

     Plating and Finishing. We are recognized for the deep, rich blue of our handguns. In addition to our metal plating capabilities, we offer a variety of metal finishing processing, ranging from polishing, buffing, and sandblasting to isotropic vibratory finishing of a variety of base metals. Our processes are adaptable to batch, barrel, or tumbling and racking methods of component handling. We can process parts up to 60 inches in length. Our plating and finishing capabilities include black oxide; passivate for stainless steel; anodized aluminum offering clear, black, and various colors, electrolytic nickel for steel, aluminum, brass, or copper; barrel nickel; electroless nickel; chemical brightening; stripping; zinc phosphate; chromate conversion coatings; ultrasonic cleaning; and vibratory finishing processes specializing in elimination of manual polishing requirements.

Discontinued Products and Services

     During the fiscal year ended April 30, 2004, we continued our strategy of shifting the focus of our business to our firearms business and related licensing opportunities. In this regard, we discontinued our Crossings catalog business, discontinued our Smith & Wesson Advanced Technology, or SWAT division, and moved our corporate headquarters from Scottsdale, Arizona to Springfield, Massachusetts. For the year ended April 30, 2004, we recorded pre-tax losses on our discontinued Crossings catalog and Advanced Technology businesses of approximately $900,000 and $1.0 million, respectively. In addition, we incurred approximately $1.0 million pre-tax for severance and other costs relating to the closing of the Scottsdale office. The closing of the Scottsdale office and related staff reduction is expected to result in an annual pre-tax savings of approximately $1.1 million.

     On June 3, 2004, we entered into a Purchase and License Agreement with Copia Partners, LLC, an Arizona limited liability company controlled by two former employees. Pursuant to the Agreement, we sold to Copia all of our intellectual property used in connection with Identi-Kit, a software-based facial construction tool generally used in lieu of a police sketch artist. This intellectual property includes, among other things, the software, technical specifications and design documents, the internet domain name, four U.S. trademark registrations on the mark IDENTI-KIT, and 27 foreign registrations on the same mark. The agreement also provides for a non-exclusive limited license to use the SMITH & WESSON word mark and monogram logo. The purchase price was $300,000, plus 6% of net revenues from Identi-Kit products for 10 years.

Marketing, Sales, and Distribution

     We market our products primarily through in-store promotions at retail stores; vertical print advertising in magazines, such as Guns and Ammo, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream; and sponsorship of various shooting events carried on selective cable television channels. We print various catalogs displaying our products, which are distributed to our dealers and mailed directly, on a limited basis, to end consumers. We also attend various trade shows, such as the SHOT Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show in Europe, and various buying group shows. In the fiscal year ended April 30, 2004, advertising and promotion expenses amounted to approximately $5.2 million, including approximately $797,000 related to cooperative advertising programs.

     We have both a direct and indirect commissioned sales force. Commercial and law enforcement distributors are primarily responsible for the distribution of handguns and restraints. As of April 30, 2004, we had 28 commercial distributors and 34 law enforcement distributors. Five distributors accounted for a total of 32% of our net product sales in the fiscal year ended April 30, 2004. We employ 15 direct sales people and two independent contract agencies that service distributors, dealers, and law enforcement agencies. As the ultimate user of our products is not the distributor, we may experience a short-term downturn in business in the event that we lose a distributor, but we believe others would eventually be able to offset the lost distribution capacity to meet market demand. The remaining sales are generated through a limited number of direct retail accounts.

     We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors which in turn sell to retail stores and government agencies.

Website

     We utilize our website to market our products and services and provide information regarding our company to customers, consumers, dealers, distributors, and law enforcement agencies worldwide. We recently upgraded our website and are exploring ways to enhance our ability to utilize the website to provide additional products and services to our customers.

Retail Store

     We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. Our store sells our licensed accessories, branded products, apparel, and handguns, ammunition, and related shooting supplies.

Service and Support

     We operate a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Time to answer questions and resolve issues regarding our handgun products. In addition, we offer a limited lifetime warranty program under which we repair defects in material or workmanship in our firearms products without charge for as long as the original purchaser owns the handgun. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our Springfield, Massachusetts facility.

Licensing

     Several of our registered trademarks, including the “S&W®” logo and script “Smith & Wesson®”, are well known throughout the world and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in products and services provides us with an opportunity that is not available to many other companies.

     We plan to enhance our licensing program through the expansion of our licensing personnel and the identification of additional licensees. Our future plans include the expansion of our licensing program to build greater awareness of the 150 plus year-old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of licensed products.

     We expect this further extension will provide added retail and distribution channels, products, and markets for our licensed goods and branded products. We believe that the use and exploitation of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

     Historically, we have focused on safety, security, and protection products as the centerpiece of our brand strategy. We are actively pursuing opportunities within the following categories:

•	Dealer installed home security systems and monitoring,

•	Industrial safety equipment,

•	Ammunition,

•	Financial services, and

•	Automotive locks and security.

     Our licensees are located throughout the world. As of April 30, 2004, we licensed our Smith & Wesson trademarks to 30 different companies that market products complimenting our products. In fiscal 2004, we signed agreements with two new licensees. License! magazine ranks us as the 80th ranked licensing program in the world, based upon 2003 retail sales figures.

     Licensing revenue in the fiscal years ended April 30, 2004, April 30, 2003, and April 30, 2002 was approximately $1.6 million, $1.5 million, and $1.3 million, respectively.

Manufacturing

     We have two manufacturing facilities: a 530,323 square foot facility located in Springfield, Massachusetts and a 38,115 square foot facility located in Houlton, Maine. We conduct most of our firearms manufacturing and all of our specialty services activities at our Springfield, Massachusetts facility. We use our Houlton, Maine facility for the production of .22 caliber pistols, the Walther PPK, handcuffs, and other restraint devices. Both of our facilities are ISO 9001 certified. We perform all assembly, inspection, and testing of handguns manufactured at our manufacturing facilities. Each handgun is test fired before shipment. Our major handgun components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our handguns.

     We currently are operating on a three-shift, 40-hour workweek basis with the capacity of producing approximately 1,145 handguns per day. We seek to minimize inventory costs through an integrated planning and production system. Historically, we have generally filled our orders within 30 days.

     We believe we have a strong track record of manufacturing very high-quality products with only a limited amount of recalls. From time to time, we have experienced some manufacturing issues with respect to some of our pistols and have had recalls of pistols. Our most recent recalls occurred in August 2003 on the SW1911 pistol and in June 2004 on the Model 329 Performance Center revolver. In June 2004, we also recalled all of the P22 pistols sold in California in order to retrofit them to comply with California law. We anticipate that the cost of these recalls will be less than $300,000, after tax.

Supplies

     Although we manufacture all major components for our revolvers and pistols, we obtain certain parts, primarily magazines and smaller parts, from third parties. All of our major suppliers are U.S. based and include Carpenter Steel for raw steel, Pioneer Tool for cutting tools, Tri-Town Precision Plastics for polymer components, and Advanced Forming Technology and Parmatech for metal-injected-molded components. The costs of these materials are at competitive rates and could be obtained from other suppliers if necessary.

Research and Development; New Product Introductions

     Through our advanced products engineering department, we enhance existing and develop new handgun products. We are developing an electronically fired “smart gun” capable of firing only if used by an authorized user. We have an agreement with Remington Arms Co., Inc. that gives Remington the right to use our technology in firearms and gives us the right to use Remington’s technology in handguns. The agreement also calls for a 50/50 sharing of royalties generated from sublicensing authorized-user-only and electronic fire intellectual property owned by the two companies. The agreement was entered into as of December 28, 2000 and expires when the last Smith & Wesson or Remington patent relating to this technology expires. As the prototypes are still in the testing phase, no royalties have been paid or received to date.

     In fiscal 2004, our gross spending, before grant reimbursements, on research activities relating to the development of new products was approximately $1.3 million. In fiscal 2003, our gross spending on such research activities amounted to approximately $1.8 million. Of those annual amounts, approximately $787,000 and $918,000, in fiscal 2004 and 2003 respectively, were reimbursed by the National Institute of Justice based on grants received by us for development of an authorized user-only firearm. As of April 30, 2004, we had four employees engaged in research and development as part of their responsibilities.

Patents and Trademarks

     We own numerous patents related to our revolvers, pistols, and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have focused on applying primarily for utility patents, but we are now also focusing on applying for design patents when we believe that a particular handgun design has merit worth protecting. Most recently, we have sought patent protection for our new electronic “smart-gun,” which is still under research and joint development with Remington Arms Co., Inc. We have filed for over 25 patents related to this technology. We also filed for 12 patents to protect our polymer pistol, and we have filed for patents to protect production of revolvers manufactured from titanium and scandium. We do not believe our patents are critical to our business.

     Trademarks and copyrights also are important to our handgun business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W Monogram, registered in 1913-1914, and the derivatives thereof are known and recognized by the public worldwide and are very valuable assets. With the return of our company to American ownership, we have a renewed our emphasis on strengthening our product branding and realize that the reputation developed by the use of our name for over 150 years is helpful to leverage our reputation and image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

     In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Sometimes, we collaborate with other companies, such as to develop ammunition suitable for a newly introduced revolver or pistol. Some of our better-known trademarks and service marks include the following:

•	“AIRLITE,” “HERITAGE SERIES,” “THE SIGMA SERIES,” “CHIEFS SPECIAL,” “SHORTY,”

•	“LADY SMITH,” “BODYGUARD,” “MOUNTAIN GUN,” and “MOUNTAIN LITE” (each used to denote a particular gun design or series of designs);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products) and “LEX MDC” (used in connection with our advanced technology operations);

•	“S&W PERFORMANCE CENTER” (our custom gunsmith service center and used in connection with products); and

•	“SMITH & WESSON ACADEMY” (refers to our training center).

     We intend to vigorously pursue and challenge any violations of our trademarks, copyrights, or service marks as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

     The firearms industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture both revolvers and pistols while the majority manufacture only pistols. Based upon the reports most recently available from the Bureau of Alcohol, Tobacco and Firearms, or ATF, we are the largest U.S. manufacturer of revolvers, the third largest U.S. manufacturer of pistols, and the largest U.S. exporter of handguns. Our primary competitors are Ruger and Taurus in the revolver market and Ruger, Glock, Sig Sauer, and Beretta in the pistol market. We compete primarily based upon product quality, reliability, price, performance, and service. Our customer service organization is pro-active in offering timely responses to customer inquiries. Some of our foreign competitors have lower cost structures than we possess.

     Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell more than 90% of our handcuffs and restraints in the United States.

Customers

     We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers are either distributors, governmental agencies, limited retail accounts, or the end user.

     The ultimate users of our products include sportsmen, hunters, collectors, law enforcement agencies, and other governmental organizations. Approximately 10% of our handguns are sold to law enforcement agencies; approximately 10% are sold internationally; and the remaining approximately 80% are sold through the highly regulated distribution channel to domestic consumers. Generally, our domestic sales are made to distributors, which sell to licensed dealers, which in turn sell to the end user. However, in some cases, we sell directly to large dealers. We continue to focus on expanding the consumer handgun market.

Governmental Regulations

     We are regulated by the Bureau of Alcohol, Tobacco and Firearms, or ATF, which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facility. The U.S. State Department oversees the export of firearms, and we must obtain an export permit for all international shipments.

     There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has similar regulations, but also requires that each weapon be sampled by an independent lab before shipping. Warning labels related to operation of the handgun are contained in all boxes in which the weapons are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws and we seek to manufacture weapons complying with those specifications.

     On March 17, 2000, we, the U.S. Department of the Treasury, and the U.S. Department of Housing and Urban Development, or HUD, signed an agreement that was subsequently signed by two states and 11 cities and counties. The agreement imposed various terms and conditions related to the design, manufacture, marketing, and distribution of our handguns. Although the agreement has not been formally rescinded, we do not believe that the agreement is legally binding for numerous reasons. We have received confirmation that HUD will not seek to enforce the agreement. Additionally, among other terms, the agreement provided that any city or county that was a party to the agreement and had a lawsuit pending against us would dismiss us with prejudice from the lawsuit subject to a consent order. As of March 17, 2000, lawsuits had been filed against us by nine of the 11 cities and counties that signed the agreement. None of those nine cities and counties has dismissed us with prejudice from its lawsuit subject to a consent order under the agreement. No assurance can be given, however, that our position that this agreement is not legally binding would ultimately prevail in any subsequent litigation on this issue. If ultimately required to comply with the agreement, it could have a harmful impact on our handgun sales particularly because none of our competitors are bound by similar agreements.

Environmental

     We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including those governing pollutant discharges into the air and water, managing and disposing of hazardous substances, and cleaning up contaminated sites. Some of our operations require permits and environmental controls to prevent or reduce air and water pollution. These permits are subject to modification, renewal, and revocation by the issuing authorities.

     Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be greater than we estimate. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA. CERCLA, RCRA, and related state laws can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners or operators or parties that sent waste to these sites, regardless of location, fault, or the lawfulness of the original disposal activity.

     In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $371,000 in the fiscal year ended April 30, 2004 on environmental compliance, comprising approximately $225,000 for disposal fees and containers, $64,000 for DEP analysis and fees, and $82,000 for equipment. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

     We may become involved in various proceedings relating to environmental matters, and we are engaged in environmental investigation or remediation at one site. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield plant, which we are investigating, monitoring, or remediating.

     We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. In the fiscal year ended April 30, 2002, we recorded a charge of $2.5 million to increase the provision for remediation of contaminated sites at our Springfield, Massachusetts facility. As of April 30, 2004, we had a reserve of $3.9 million for environmental matters, which is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these may occur due to the specific facts and circumstances previously noted.

     We do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our liquidity and financial condition. However, we cannot be sure that we have identified all existing environmental issues related to our properties or that our operations will not cause environmental conditions in the future. As a result, we could incur additional material costs to address cleanup of the environmental conditions.

     In February 2003, we sold approximately 85 acres of our 135-acre Springfield property for $1.75 million. The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflects those issues. The buyer, the Springfield Redevelopment Authority, or the SRA, is an agency of the city of Springfield. The SRA has obtained governmental grants to help defray costs related to the property. We intend to closely monitor the SRA’s development and remediation of the sites. Despite the sale, we have not decreased our reserves for remediation. Any such adjustment must await remediation by the SRA. We have listed the property with the Massachusetts Department of Environmental Protection, or DEP, under the voluntary remediation program referred to as the Massachusetts Contingency Plan, or MCP. Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999), and Phase IV Remedy Investigation (February 2000).

Employees

     As of May 31, 2004, we had 682 full-time employees. Of our employees, 590 are engaged in manufacturing, 37 in sales, 18 in finance and accounting, 10 in information services, 14 in our retail and sports center, and 13 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Approximately 75% of our employees have 10 or more years of service with our company, and approximately 47% have greater than 25 years of service. We believe that our employee relations are good.

Backlog

     As of April 30, 2004, we had a backlog of orders of approximately $28.4 million. The backlog of orders as of April 30, 2003 was approximately $29.6 million. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Executive Officers

     The following table sets forth certain information regarding our executive officers:

NAME	AGE	POSITION
Roy C. Cuny	51	President and Chief Executive Officer
John A. Kelly	45	Chief Financial Officer and Treasurer
Thomas L. Taylor	43	Vice President - Marketing
Ann B. Makkiya	34	Secretary and Corporate Counsel

     Roy C. Cuny has served as the President, Chief Executive Officer, and a director of our company since December 2003. Mr. Cuny served as the President and Chief Executive Officer of our wholly owned subsidiary, Smith & Wesson Corp, from January 2003 until December 2003. Mr. Cuny joined our company in October 2002 as Vice President of Operations. Mr. Cuny was President from April 2001 to July 2002 and Chief Operating Officer from April 2000 to July 2002 of Peerless Manufacturing Co., an equipment manufacturer based in Dallas, Texas. Mr. Cuny held various responsibilities, including Vice President, with Foster Wheeler Corporation, a construction and engineering company, during the 20-year period ended April 2000.

     John A. Kelly has served as Chief Financial Officer and Treasurer of our company since February 2004. Mr. Kelly served as Vice President-Finance and Chief Financial Officer of our wholly owned subsidiary, Smith & Wesson Corp., from August 1994 until February 2004. From October 1984 to July 1994, Mr. Kelly served at Smith & Wesson Corp. in a variety of finance and accounting positions, including Accounting Manager and Director of Accounting.

     Thomas L. Taylor has served as Vice President – Marketing of our company since July 2004. Prior to joining our company, Mr. Taylor served for more than 24 years in various sales and marketing positions with Coca-

Cola Enterprises and Frito-Lay. Most recently, Mr. Taylor was Vice President – Sales and Marketing for the New England Division of Coca-Cola Enterprises.

     Ann B. Makkiya has served as Secretary and Corporate Counsel of our company since February 2004. Ms. Makkiya served as Corporate Counsel of our wholly owned subsidiary, Smith & Wesson Corp., from December 2001 until February 2004. Ms. Makkiya was associated with the law firm of Bulkley, Richardson and Gelinas, LLP from December 1998 to December 2001.

Risk Factors

     You should carefully consider the following risk factors, as well as other information in this report, in evaluating our company and our business.

We rely on our operating subsidiaries to provide for our cash needs.

     We are a holding company, the principal assets of which are the shares of the capital stock of our subsidiaries, particularly Smith & Wesson Corp. As a holding company with limited independent means of generating operating revenue, we depend on dividends and other payments from our subsidiaries to fund our obligations and meet our cash needs. Financial covenants under loan agreements from time to time may limit our subsidiaries’ ability to make sufficient dividend or other payments to permit us to fund our obligations or to meet our cash needs.

We are highly leveraged and subject to substantial repayment obligations.

     We incurred substantial indebtedness to finance the acquisition of our business. As a result, we are highly leveraged and subject to substantial repayment obligations.

     Our ability to make scheduled payments of principal or interest on or to refinance our debt will depend on our future operating performance and cash flow. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital or other purposes in the future. A substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our debt, thereby reducing funds available for operations. We also may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

The terms of our debt financing include restrictive covenants.

     Our indebtedness, consisting primarily of bank debt and acquisition indebtedness, contains certain restrictive covenants that limit our discretion with respect to various business matters. These covenants place significant restrictions on us, including our ability to incur additional indebtedness; to create liens; to make certain payments, investments, loans, and guarantees; and to sell or otherwise dispose of assets. Our acquisition indebtedness also currently restricts us from receiving dividends of more than $1.8 million per year from our principal operating subsidiary, Smith & Wesson Corp. Our bank debt and open letters of credit currently require cash security in the amount of approximately $22.7 million, thereby making this cash unavailable for our operations. A failure to comply with these covenants would result in an event of default under the indebtedness and permit acceleration of the debt. In addition, any change in control will cause acceleration of the repayment of the acquisition indebtedness.

The ongoing SEC investigation could result in additional costs, monetary penalties, and injunctive relief.

     The SEC is conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. Although we have fully cooperated with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we violated federal securities laws, we may face sanctions, including monetary penalties and injunctive relief. In addition, we are incurring legal costs for our company as well as a result of reimbursement obligations for various of our current and former officers.

We are currently involved in numerous lawsuits.

     We are currently defending numerous lawsuits brought by various cities and counties against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. We cannot provide any assurance regarding the outcome of these lawsuits.

Government settlements have adversely affected our business.

     We are the only gun manufacturer to enter into settlement agreements with the city of Boston, the Boston Public Health Commission, and the U.S. Department of Housing and Urban Development, or HUD, relating to the manner of selling handguns. Adverse publicity regarding the settlement agreements resulted in a boycott by certain of our dealers and customers. A number of dealers stopped carrying our products altogether, and many long-time customers began purchasing products from our competitors. Our settlement agreement with the Boston authorities was vacated on April 8, 2002, and the HUD settlement is not being enforced. However, we are still seeking to recover fully from the consumer boycott.

     The settlement agreement dated March 17, 2000 between us, the U.S. Department of the Treasury, and HUD has not been formally rescinded. The HUD settlement placed substantial restrictions and obligations on the operation of our business, including restrictions on the design, manufacture, marketing, and distribution of our firearm products. It was subsequently signed by two states and 11 cities and counties.

     As of the signing of the HUD settlement, lawsuits had been filed against us by nine of the 11 cities and counties that signed the HUD settlement. Among other terms, the HUD settlement provided that any city or county that was a party to the HUD settlement and had a lawsuit pending against us would dismiss us with prejudice from its lawsuit subject to a consent order. As of July 7, 2004, none of the nine cities and counties that signed the HUD settlement had dismissed us with prejudice from its lawsuit subject to a consent order under the HUD settlement.

     We do not believe that the HUD settlement is legally binding for numerous reasons, including that the lack of consideration received by us for entering into the settlement. No assurance can be given, however, that our position that the HUD settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received confirmation that the HUD settlement will not be enforced, but have no indication that the HUD settlement will be formally rescinded. If enforced, these restrictions contained in the HUD Settlement could substantially impair our ability to compete, particularly since none of our competitors are subject to such restrictions.

Insurance is expensive and difficult to obtain.

     Insurance coverage for firearms companies, including our company, is expensive and relatively difficult to obtain. Our insurance costs were approximately $3.1 million in the fiscal year ended April 30, 2004. Our inability to obtain insurance, the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

     We operate in intensely competitive markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic handguns to lower priced or comparable foreign alternatives would adversely affect our business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources as well as lower cost structures than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

     Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality, and innovation are the dominant competitive factors in the firearms industry. Competitors using castings instead of forgings to manufacture the steel and aluminum portion of a handgun are at a distinct cost advantage over us. However, we believe that forging provides substantial overall performance benefits and superior strength.

     Our licensed products and non-gun products displayed in our catalogs and sold by us or our licensees compete based on the goodwill associated with our name. A decline in the perceived quality of our handguns, a failure to design our products to meet consumer preferences, or other circumstances adversely affecting our goodwill could significantly damage our ability to sell or license those products. Our licensed products compete with numerous other licensed and non-licensed products outside the firearms market. We depend to a great extent on the success of our independent licensees in distributing non-gun products. It is uncertain whether the licensees we select will ultimately succeed in their respective highly competitive markets.

     Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing new products;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer services;

•	product introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

Our Springfield, Massachusetts facility is critical to our success.

     Our Springfield, Massachusetts facility is critical to our success. We currently produce the majority of our handguns at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, accounting, finance, and management functions. Any event that causes a disruption of the operation of the facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We anticipate that we will be required to make certain changes in our manufacturing operations and modernize our equipment as a result of the age of the facility in order to produce in a more efficient and cost-effective manner our anticipated volume of product.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

     The inability to obtain sufficient quantities of raw materials, components, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could hurt our net sales and profitability.

We must effectively manage our growth.

     To remain competitive, we must make significant investments in systems, equipment, and facilities. In addition, we may commit significant funds to enhance our sales, marketing, and licensing efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

     The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	enhance our facilities and expand our equipment; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our sales, marketing, and licensing efforts.

     The expansion and diversification of our products and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

     From time to time, we may seek additional equity or debt financing to provide funds for the expansion of our business. We cannot predict the timing or amount of any such financing requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

Our operating results may involve significant fluctuations.

     Various factors contribute to significant periodic and seasonal fluctuations in our results of operations. These factors include the following:

•	the volume of customer orders relative to our capacity,

•	the success of product introductions and market acceptance of new products by us and our competitors,

•	timing of expenditures in anticipation of future customer orders,

•	effectiveness in managing manufacturing processes and costs,

•	changes in cost and availability of labor and components,

•	ability to manage inventory and inventory obsolescence,

•	pricing and other competitive pressures, and

•	changes or anticipated changes in economic conditions.

     Accordingly, you should not rely on the results of any period as an indication of our future performance. If our operating results fall below expectations of securities analysts or investors, our stock price may decline.

Our inability to protect our intellectual property could impair our competitive advantage, reduce our revenue, and increase our costs.

     Our success and ability to compete depend in part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties could have a material adverse effect on our business, financial condition, and operating results. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

     Patents may not issue from the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. There can be no assurances that we will be able to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

     In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Therefore, our former employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations.

We may incur substantial expenses and devote management resources in prosecuting others for their unauthorized use of our intellectual property rights.

     We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar intellectual properties. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products.

     Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions because our business would be harmed if we fail to enforce and protect our intellectual property rights. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.

     In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, financial condition, and operating results.

We face risks associated with international trade and currency exchange.

     Political and economic conditions abroad may adversely affect our foreign sales and our importation of firearms from Walther or other foreign suppliers. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms from Walther and other foreign suppliers.

     While we transact business predominantly in U.S. Dollars and bill and collect most of our sales in U.S. Dollars, a portion of our revenue resulted from goods that were purchased, in whole or in part, from a European supplier, in Euros, thereby exposing us to some foreign exchange fluctuations. In the future, customers or suppliers increasingly may make or require payments in non-U.S. currencies, such as the Euro.

     Fluctuations in foreign currency exchange rates could affect the sale of our products or the cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

We face risks associated with international activities.

     Our foreign sales of handguns and our importation of handguns from Walther create a number of logistical and communications challenges. These activities also expose us to various economic, political, and other risks, including the following:

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	limitations on imports and exports;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	the possibility of appropriation of our assets without just compensation;

•	difficulties in staffing and managing foreign personnel and diverse cultures;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in countries in which we conduct business, including possible terrorist acts.

     Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, or limitations on imports or exports also could have a material adverse effect on us. Any actions by foreign countries to reverse policies that encourage foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences, could affect the attractiveness of our services to our U.S. customers.

We are subject to national events

     We are subject to sales cycles beyond our control, which can be driven by national events. The entire firearm industry has experienced a surge in demand in the United States since and as a direct result of the terrorist acts that occurred on September 11, 2001. Americans are now more focused on their personal security. Prior to September 11, 2001, we manufactured approximately 10,200 handguns per month. We now are manufacturing 23,000 handguns per month. The renewed patriotism of the American consumer coupled with the return of our company to American ownership, the change in administrations in Washington, D.C. to one favorably disposed to protecting the rights of the Second Amendment, and the lessening of various dealer and consumer boycotts against purchasing our products are also contributing factors to the demand for our handguns. We cannot predict how long these and similar factors will increase the demand for our products.

We may incur higher employee medical costs in the future

     We are self-insured for our employee medical plan. The average age of our workforce is 49 years. More than 10% of our employees are over age 60. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.

Seasonality

     Historically, our fiscal quarter ending July 31 has been our weakest quarter. We believe that this downturn in sales occurs primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. Generally, we do not experience any significant increase in demand until immediately prior to the opening of hunting season in the fall. This decline in net sales may result in decreases in our stock price during the summer months.

Regulation

     Our business, as well as the business of all producers and marketers of firearms and firearms parts, is subject to numerous federal, state, and local laws and governmental regulations and protocols, including the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We do not manufacture fully automatic weapons, other than for the law enforcement market, and hold all necessary licenses under these federal laws. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We believe we are in compliance with all such laws applicable to us and hold all necessary licenses. There can be no assurance that the regulation of firearms will not become more restrictive in the future or that any such restriction would not have a material adverse effect on our business. In June 2004, we recalled Walter P22 pistols sold in California in order to retrofit them to comply with California law.

Environmental Matters

     We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA. CERCLA, RCRA, and related state laws subject us to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at our manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by us may be located. This requires us to make expenditures of both a capital and expense nature.

     In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we maintain policies relating to the environmental standards of performance for our operations, and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe that we are generally in compliance with applicable environmental regulations.

     We may become involved in various proceedings relating to environmental matters and are engaged in environmental investigation or remediation at certain sites. The Springfield property, on which our principal manufacturing facility is located, has known environmental liabilities related to past operating practices. We have listed the property with the Massachusetts Department of Environmental Protection, or DEP, under the voluntary remediation program referred to as the Massachusetts Contingency Plan, or MCP. Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999), and Phase IV Remedy Investigation (February 2000). We may be entitled to contractual commitments or indemnification with respect to certain expenditures incurred in connection with such environmental matters and do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our financial condition. We have provided reserves for remedial investigation and cleanup activities that we have determined to be both probable and reasonably estimable. As of April 30, 2004, we had reserves of $3.9 million for environmental matters.

     We cannot assure you that we have identified all existing contamination on our properties or that our operations will not cause contamination in the future. As a result, we could incur additional material costs to clean up contamination. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Although we recently sold 85 acres of land to a governmental redevelopment authority, we still may incur liability if that authority does not fully, or fails to, remediate the property or if that authority fails to meet its obligations under the related note receivable.

     Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

The ownership of our common stock is concentrated.

     Colton B. Melby and Mitchell A. Saltz, each of whom is a director and former executive officer of our company, beneficially own approximately 24% and 10%, respectively, of our common stock. Messrs. Saltz and Robert L. Scott, a director and former officer of our company, each hold warrants to purchase 5,000,000 shares of our common stock. These stockholders, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. These individuals may take certain actions even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company even if such a change were in the best interests of other stockholders.

Certain provisions of our articles of incorporation and bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest or might result in a premium over the market price for the shares held by our stockholders.

     Our articles of incorporation, bylaws, and the Nevada General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders.

     As amended by our board of directors subject to stockholder approval, our articles of incorporation and bylaws divide our board of directors into three classes of directors elected for staggered three-year terms. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. Our proposed Articles of Incorporation authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. The proposed articles of incorporation also provide that the Board of Directors may authorize the issuance of one or more series of preferred stock from time to time and may determine the rights, preferences, privileges, and restrictions and fix the number of shares of any such series of preferred stock, without any vote or action by our stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect or dilute the voting power or other rights of the holders of common stock. The proposed articles of incorporation provide that special meetings of our stockholders may be called only pursuant to a resolution approved by a majority of the entire Board of Directors, the Chairman of the Board, or the Chief Executive Officer. Thus, without such approval stockholders may take no action between annual meetings.

     The proposed articles of incorporation provide that our bylaws may only be amended by our Board of Directors and that a director or the entire Board of Directors may be removed only upon the affirmative vote of at least 66 2/3% of the combined voting power of all the then outstanding shares of capital stock entitled to vote generally at an election of directors, voting of a single class. The proposed articles of incorporation also provide that the affirmative vote of at least 66 2/3% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of the directors, voting as a single class, is required to amend the provisions relating to stockholders’ meetings, the actions of the stockholders relating to the classified board, and the ability to amend our bylaws.

     We also are subject to the anti-takeover provisions of the Nevada General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Nevada company.

The issuance of additional common stock in the future, including shares that we may issue pursuant to option grants, may result in dilution in the net tangible book value per share of our common stock.

     Our Board of Directors has the legal power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock.

Sale of substantial number of shares that are eligible for sale could adversely affect the price of our common stock.

     As of April 30, 2004, there were outstanding 30,935,799 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “‘affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

     In general, under Rule 144 as currently in effect, any person, or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

     As of April 30, 2004, we had issued options to purchase 2,389,092 shares of common stock under our stock option plan and we issued 416,032 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2004, we also had outstanding warrants to purchase 10,000,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plan and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

We incur costs as a result of being a public company.

     As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

     Many factors could affect the trading price of our common stock, including the following:

•	variations in our operating results;

•	the thin trading volume and relatively small public float of our common stock;

•	introductions of new products by us or our competitors;

•	the success of our distributors;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	general economic, political, and market conditions;

•	governmental policies and regulations;

•	the performance of the firearms industry in general; and

•	factors relating to suppliers and competitors.

     In addition, market demand for small-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance, could result in significant fluctuations in market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect the growth of our business.

We do not pay cash dividends.

     We do not anticipate paying cash dividends in the foreseeable future. Moreover, financial covenants under certain of our credit facilities restrict our ability to pay dividends.

Item 2. Properties

     We own two manufacturing facilities, subject to no liens, mortgages, or encumbrances. Our principal facility is an approximately 530,323 square foot plant located in Springfield, Massachusetts. The other facility is an approximately 38,115 square foot plant in Houlton, Maine. The Houlton facility is used primarily to manufacturer handcuffs, restraints, .22 caliber pistols, and the Walther PPK, while the Springfield facility is used primarily to manufacture pistols and revolvers. We believe that each facility is in good condition and capable of producing products at historic rates of production. In addition, we own a 56,869 square foot facility in Springfield that we use for the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.

     We lease 7,100 square feet of office space in Scottsdale, Arizona, which previously housed our corporate headquarters. The lease expires in May 2005.

     In February 2003, we sold approximately 85 acres of land to the Springfield Redevelopment Authority. We had not developed that property and it did not fit in our future plans. The parcel is adjacent to the manufacturing facility in Springfield, Massachusetts. The sales price was $1.75 million, which included a down payment of $750,000 in cash at signing and a 20 year note for $1.0 million bearing an interest rate of 6% due on March 1, 2022.

     We believe that all our facilities are adequate for present requirements and that our current equipment is in good condition and is suitable for the operations involved.

Item 3. Legal Proceedings

Overview

     The SEC is conducting an investigation to determine whether we have violated the federal securities laws in connection with matters relating to the restatement of our consolidated financial results for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussions with the SEC and intend to continue to fully cooperate with the SEC.

     We are involved in numerous lawsuits that could materially adversely affect our business, financial condition, and operating results. In addition to certain other pending litigation to which we are a party, we are a defendant in approximately 16 lawsuits involving our products and are aware of certain other such claims. These lawsuits and claims primarily fall into two categories:

(i)	lawsuits claiming damages from us related to allegedly defective product design that stem from a specific incident. These lawsuits and claims are based principally on the theory of “strict liability” but also may be based on negligence, breach of warranty, and other legal theories; and

(ii)	lawsuits brought by cities, municipalities, counties, and individuals (including certain putative class actions) against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in the commission of homicides, suicides, and other shootings involving juveniles and adults. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing and distribution practices of various defendants.

     These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes, and conspiracy or concert of action theories. The actual relief, including damages, is not always clear in the pleadings.

     The Restatement (Second) of Torts defines public nuisance as “an unreasonable interference with a right common to the general public.” In large part, courts in these firearms cases have adopted this definition of public nuisance. Plaintiffs’ specific allegations regarding the creation of a public nuisance vary from case to case. In general, however, plaintiffs allege that defendants’ conduct in the marketing and distribution of handguns allow them to fall into the hands of criminals and children, creating and contributing to their criminal use in the plaintiff cities, thereby creating a public nuisance.

     We monitor, on a regular on-going basis, the status of known claims and amount of our product liability accrual, which includes the estimated defense costs of asserted and unasserted claims but do not include any amounts for awards or settlements by us. While it is difficult to forecast the outcome of these claims, in our opinion, it is uncertain whether the outcome of these claims will have a material adverse effect on our business, financial condition, or operating results. However, we do not anticipate a material adverse judgment and intend to defend ourselves vigorously. In light of our view of the merits of the underlying claims, we believe that we have provided adequate reserves and insurance with respect to such claims.

     Punitive damages, as well as compensatory damages, are demanded in many of the lawsuits and claims. A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $454 million as of April 30, 2004 and $903 million as of April 30, 2003, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal. Aggregate claims amounts exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the allegations are unfounded, and that the shootings and any results therefrom were due to negligence or misuse of the firearms by third parties or the claimant and that there should be no recovery against us. Defenses further exist to the suits brought by cities, municipalities, and counties based, among other reasons, on established state law precluding recovery by municipalities for essential government services, the remoteness of the claims, the types of damages sought to be recovered, and limitations on the extraterritorial authority that may be exerted by a city, municipality, county, or state under state and federal law, including state constitutions and the federal Constitution.

     In the year ended April 30, 2004, we paid $1.5 million in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent $16,039 in total for settlements relative to product liability cases in excess of insurance coverage. These settlement costs were charged to operations.

New Cases

     No new cases were instituted against us since our last fiscal year end on April 30, 2003 that could have a material adverse effect on our business, financial condition, or operating results. The following describes material updates to or resolution of cases previously reported by us:

Cases Dismissed Or Resolved

     The following previously reported cases have been finally adjudicated in our favor:

•	Thomas Johnson, Sr. v. Beemiller Inc., et al., in the U.S. District Court for the Eastern District of New York (trial court granted defendants’ motion to dismiss on July 21, 2003 and entered final judgment on February 12, 2004; plaintiff did not appeal the entry of final judgment);

•	City of Newark, et al. v. Arcadia Machine & Tool, et al., in the Superior Court of New Jersey, Law Division, Essex County (trial court dismissed plaintiffs’ compliant without prejudice with conditions for re-instituting suit against defendants; plaintiffs did not meet the requirements for reinstatement; the court entered an order dismissing the case with prejudice).

•	Tara LaCelle, an individual, et al. v. Shatana Pole, et al., in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai (trial court entered stipulated orders dismissing plaintiffs’ claims with prejudice against defendants James and Jill Beaver on March 25, 2004, defendant Larry Sherrod on May 17, 2004, and defendant North Idaho Rental Company on June 1, 2004. On June 11, 2004, the court entered a stipulated order dismissing plaintiffs’ claims against us with prejudice. On July 9, 2004, the court entered a stipulated order dismissing with prejudice co-defendant Sherrod’s cross-claim against us).

     The following previously reported case has been settled:

•	Royce D. Ryan, a minor, by his parent and natural guardian, Lori Ryan v. Smith & Wesson Corp., et. al., in the Court of Common Pleas of Philadelphia County, Pennsylvania.

     All settlement amounts were within the limits of our insurance coverage.

Cases On Appeal

     The rulings in the following cases are still subject to certain pending appeals:

     The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the Cities of San Francisco, Berkeley, Sacramento, Oakland and East Palo Alto and the Counties of San Mateo and Alameda, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated for purposes of appeal. Plaintiffs seek civil penalties, restitution and/or disgorgement, and certain injunctive relief allegedly resulting from defendants’ public nuisance and violation of California Business and Professions Code. On May 7, 2003, the court entered a judgment granting the manufacturer defendants’ motion for summary judgment in its entirety. On June 9, 2003, plaintiffs filed their notice of appeal to the Court of Appeal of the State of California, First Appellate District. Briefing is ongoing in the Court of Appeal.

     The City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. Plaintiffs’ Second Amended Complaint contained two causes of action, public nuisance and negligent entrustment, and seeks damages from defendant manufacturers, distributors and dealers to compensate the city of Chicago in an amount to exceed $358.1 million, damages to compensate Cook County in an amount to exceed $75 million, and punitive damages in an unspecified amount. On September 15, 2000, the trial court issued a decision dismissing the Second Amended Complaint in its entirety. Plaintiffs appealed the dismissal of the public nuisance cause of action, but did not appeal the dismissal of the negligent entrustment cause of action. The Appellate Court of Illinois issued an opinion reversing the trial court’s decision granting Defendants’ Motion to Dismiss plaintiffs’ public nuisance claim and remanding the case back to the trial court on November 4, 2002. The public nuisance cause of action is the only remaining claim in this case. Defendants’ petition for leave to appeal to the Illinois Supreme Court was granted on April 8, 2003. Briefing on the appeal was completed on August 13, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. No decision has issued to date.

     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individuals plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. No decision on the petitions has issued to date.

     City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of St. Louis County, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents, and trade associations have failed to utilize safety devices that would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in distribution, sales, marketing, design and warnings, statutory nuisance, products liability for defective design and warnings, and unjust enrichment. Unspecified compensatory and punitive damages, including damages in an amount equal to the unjust enrichment gained by the defendants and equal to defendants’ profits for the last five years are demanded, as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case from the Circuit Court of the City of St. Louis to St. Louis County. A hearing on defendants’ renewed motion to dismiss was held on February 28, 2003. On September 12, 2003, the Missouri General Assembly enacted legislation that would prohibit cities and other municipalities from suing firearms manufacturers and sellers for injuries inflicted by firearms under abnormally dangerous activity, public nuisance, or private nuisance causes of action. On November 18, 2003, the court issued an order dismissing all defendants except two, which filed Bankruptcy Petitions in the United States Bankruptcy Court. The order did not consider or rely on preemption legislation in dismissing the case. On November 24, 2003, plaintiff filed a notice of appeal to the Missouri Court of Appeals, Eastern District. Oral argument was held on June 9, 2004. No decision has issued to date.

     Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that Chicago Police Officer Michael Ceriale was shot with a handgun by a gang member while conducting narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges that firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. An unspecified amount of damages and injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants that manufactured or sold the firearms used in the Ceriale shooting (we and Chuck’s Gun Shop). On October 2, 2002, the Illinois Supreme Court granted our Petition for Leave to Appeal. Briefing was completed in the Illinois Supreme Court on August 19, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. No decision has issued to date. This case has been consolidated with the Smith and Young cases described herein for purposes of appeal only. (See Smith and Young cases below).

     Obrellia Smith, Administrator of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that the plaintiff’s decedent was murdered with a handgun by a gang member. The complaint also alleges that firearms manufacturers have created a “public nuisance” by intentionally supplying handguns to the underground market for use by gang members and juveniles. An unspecified amount of damages and certain injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to the defendant who manufactured or sold the firearms used in the Smith shooting (Navegar). This case has been consolidated with the Ceriale and Young cases described herein for purposes of appeal only. (See Ceriale above).

     Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that a juvenile gang member with a handgun killed the plaintiff’s decedent. The complaint also alleges that firearms manufacturers have created a “public nuisance” by “oversupplying” the handgun market resulting in illegal possession and use by gang members and juveniles. An unspecified amount of damages and certain injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Young shooting (Bryco, and Breit & Johnson). This case has been consolidated with the Ceriale and Smith cases described herein for purposes of appeal only. (See Ceriale above).

     The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that defendants have allegedly failed to regulate, supervise, and control marketing, distribution, and sales practices of handguns, which has allegedly resulted in a disproportionate number of injuries and deaths of members of the NAACP. The complaint also alleges that defendants allegedly fail to incorporate safety devices to prevent or reduce improper use. Only injunctive relief is sought; no monetary damages are claimed; however, plaintiff seeks no less than $20 million for nuisance abatement, to create a new regulatory agency, and to establish educational programs. Trial began on March 24, 2003 and concluded on May 8, 2003. On May 14, 2003, the advisory jury rendered a non-binding verdict of “no liability” for 45 defendants and “no verdict” for the remaining 23 defendants, including us. On July 21, 2003, the court issued its decision, which held that plaintiff had failed to prove all of the elements of its case and dismissed the case as to those defendants. Plaintiff filed a notice of appeal, and defendants cross-appealed. Because of the bankruptcy of two defendants, the court indicated that the appeal was premature. On November 25, 2003, both parties withdrew their appeals without prejudice. Defendants filed a motion seeking to obtain final judgment for less than all defendants. On December 5, 2003, the Court signed a final judgment and order. Defendants filed a notice of appeal to the Second Circuit Court of Appeals on December 19, 2003. Plaintiff did not file a notice of appeal. On April 26, 2004, plaintiff filed a motion to dismiss defendants’ appeal. On May 4, 2004, defendants filed a motion for summary disposition vacating unnecessary findings of the district court and a response to plaintiff’s motion to dismiss the appeal. Oral argument on plaintiff’s and defendants’ motions was held before the Second Circuit on June 15, 2004. No decision on the motions has been issued to date.

Pending Cases

     The following describes the status of pending cases previously reported by us:

     Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns under the Ohio Products Liability Act. The complaint also alleges unjust enrichment, negligence, negligent design, nuisance abatement, and public nuisance claims. An unspecified amount of actual and punitive damages, future restitution, plus other costs against each defendant are demanded, as is injunctive relief. The court has denied the defendants’ motion to dismiss. On September 20, 2001, the court granted the parties’ joint motion to stay the case pending a ruling by the Ohio Supreme Court in the Cincinnati case. The case remains stayed.

     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance to the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiffs seek injunctive relief. Defendants’ petition for a writ of mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s motion to strike defendants’ jury demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ motion to dismiss. Plaintiff’s motion to import evidence from the NAACP case described herein is still pending. Our answer to the second amended complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a motion to certify the court’s order for interlocutory appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. The deadline for ATF to seek leave to appeal expires on July 19, 2004. Discovery is ongoing.

     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. Discovery is ongoing.

     Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleges we terminated its distributor agreement without just cause and seeks damages of approximately $400,000 for allegedly violating Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November, 2002. No decision or judgment on the merits of the case has issued to date.

     Darrell Bowling v. Smith & Wesson, et. al., in the Circuit Court in Perry County, Kentucky. The complaint was filed on June 9, 2000 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Bowling on June 12, 1999. The plaintiff claims that Kelly Frank Miller, a convicted felon, who was in possession of a Smith & Wesson revolver, shot him. The complaint originally asserted strict liability and negligence claims. However, the plaintiff amended the complaint on July 6, 2000 to withdraw the traditional tort claims, and the plaintiff has elected to proceed on a theory of public nuisance by arguing that the manufacture, distribution, and sale of the firearm has created an unreasonable danger to the public. We filed a motion to dismiss on July 24, 2000 and subsequently argued that motion before the Court. Since the filing of the motion, Mr. Miller was convicted of attempted murder stemming from the shooting of Mr. Bowling. On April 25, 2002, we filed a supplemental motion to dismiss. During the tendency of the Motion, charges of judicial impropriety were brought against the trial judge, which eventually led to his resignation. A hearing on our renewed motion to dismiss was held on June 18, 2004. On July 2, 2004, the court entered an order granting our motion to dismiss. The appeal period continues.

     Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to fire it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned from us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Discovery is ongoing.

     Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. The complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gun powder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory damages of two million dollars plus other costs and fees. The court has entered an order granting summary judgment in our favor; however, we are waiting for the court’s ruling on certification of the dismissal as a final order.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the American Stock Exchange under the symbol “SWB.” The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the American Stock Exchange.

	High	Low
2003
First quarter	$2.87	$1.50
Second quarter	$1.75	$1.00
Third quarter	$2.70	$1.50
Fourth quarter	$2.00	$1.30
2004
First quarter	$1.94	$1.35
Second quarter	$2.50	$1.65
Third quarter	$2.40	$1.39
Fourth quarter	$2.11	$1.50

     On July 8, 2004, the last reported sale price of our common stock was $1.44 per share. On July 8, 2004, there were approximately 370 record holders of our common stock.

Item 6. Selected Financial Data

	Smith & Wesson Holding Corporation (1)			Saf-T Hammer (2)(3)
				Four Months
	Fiscal Year Ended April 30,			Ended April 30,	Year Ended December 31,
	2004	2003	2002	2001	2000	1999
For the year
Net product sales	$117,892,507	$98,468,766	$79,284,709	$23,368	$13,367	$—
Licensing revenue	1,622,128	1,502,448	1,270,319	—	—	—
Cost of goods sold and services	80,787,004	70,164,224	60,756,956	9,305	5,347	—
Gross profit	38,727,631	29,806,990	19,798,072	14,063	8,020	—
Income (loss) from operations	5,227,912	3,803,132	(3,519,781)	(2,180,597)	(2,542,070)	(1,243,040)
Income (loss) before income taxes	1,305,730	3,259,159	(10,707,617)	(2,180,597)	(2,542,070)	(1,243,040)
Income taxes (benefit)	(83,750)	(12,404,320)	70,598	—	—	—
Net income (loss)	1,389,480	15,663,479	(10,778,215)	(2,180,597)	(2,542,070)	(1,243,040)
Net income per share
Basic	$0.05	$0.52	($0.52)	($0.13)	($0.23)	($0.15)
Diluted	$0.04	$0.44	($0.52)	($0.13)	($0.23)	($0.15)
Weighted average number of shares outstanding
Basic	30,719,114	29,860,228	20,878,937	16,443,054	11,021,937	8,426,412
Diluted	36,615,562	35,694,989	20,878,937	16,443,054	11,021,937	8,426,412
Depreciation and amortization	$1,705,514	$987,674	$435,572	$82,066	$44,538	$7,740
Capital expenditures	5,676,614	4,173,418	2,978,593	3,020	24,744	—
Year-end financial position
Working capital	$19,496,341	$29,799,542	$30,978,961	($599,190)	($22,809)	($33,041)
Current ratio	1.7	2.1	2.3	0.1	0.8	0.0
Total assets	$101,275,107	$106,532,689	$96,444,853	$321,378	$542,595	$22,212
Long-term debt and notes payable	$37,870,016	$42,907,722	$45,000,000	$386,000	$738,125	$340,000

Smith & Wesson Corp (predecessor financial data) (4)

	13-days ended	Fiscal Year Ended
	May 11, 2001	April 28, 2001	April 28, 2000
For the period:
Net product sales	$1,965,385	$70,662,738	$111,966,272
Cost of goods sold and services	1,784,119	63,133,706	81,191,297
Gross profit	181,266	7,529,032	30,774,975
Income (loss) from operations	(440,168)	(48,438,849)	3,428,879
Income (loss) before income taxes	(195,256)	(50,765,006)	656,082
Income taxes (benefit)	—	6,853,820	882,352
Net loss	(195,256)	(57,618,826)	(226,270)
Depreciation and amortization	245,361	6,779,000	7,609,000
Capital expenditures	12,573	1,035,167	2,403,910
Year-end financial position
Working capital	$62,661,689	$62,624,157	$82,179,589
Current ratio	4.5	4.0	4.3
Total assets	$118,057,742	$121,423,844	$180,038,262
Long-term debt and notes payable	50,000,000	73,830,000	73,830,000

(1)	Financial data included Smith & Wesson Corp. from the date of acquisition May 11, 2001.

(2)	Saf-T-Hammer changed its year end to April 30 from December 31; therefore, information is for the four-month transition period.

(3)	Financial data is for Saf-T-Hammer Corporation, which changed its name to Smith & Wesson Holding Corporation on February 15, 2002.

(4)	Predecessor financial data is presented on the predecessor’s historical basis of accounting and does not include adjustments from the application of purchase accounting by Smith &Wesson Holding Corporation. Therefore, the predecessor financial data is not comparable, in all respects, to the financial data of Smith and Wesson Holding Corporation after May 11, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

2004 Highlights

     Our net product sales of approximately $117.9 million in fiscal 2004 represented an increase of 19.7% over fiscal 2003. Our income from operations in fiscal 2004 increased by $1,424,780, or 37.5%, over fiscal 2003 despite one-time restructuring costs of $1.0 million and $2.5 million in legal and accounting fees associated with the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 and the investigation being conducted by the SEC regarding the restatement.

Restatement/SEC Investigation

     In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our financial statements for the fiscal year ended April 30, 2002 as well as our financial statements for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. We are current in all of our SEC filings.

     The SEC is conducting an investigation regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this investigation. The investigation is still ongoing.

Management Objectives

     In January 2004, we decided to refocus our emphasis on our core business: the manufacture and sale of quality firearms. Towards that end, we decided to discontinue our advanced technology and Crossings catalog divisions, which were both unprofitable and a drain on our resources. We also decided to close our corporate office in Scottsdale, Arizona and relocate our corporate functions and licensing operations, previously conducted in that office, to our main facility in Springfield, Massachusetts. We believe that these actions will better enable us to devote our attention to our core business. In addition, we expect to save $1.1 million per year pre-tax as a result of the closure of our corporate office in Scottsdale.

Our Business

     We are one of the largest handgun manufacturers in the world. We offer one of the broadest lines of handguns in the industry. Our product line consists of both revolvers and pistols. We are also one of the largest manufacturers of handcuffs and restraints in the United States.

Key Performance Indicators

     We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use EBITDA (earnings before interest, taxes, depreciation, and amortization) to evaluate our performance. We evaluate our various product lines by such measurements as cost per unit produced, units produced per day, and incoming orders per day.

Key Industry Data

     The handgun market in the United States has remained relatively constant over the past 10 years. Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990’s during the period leading up and shortly after the enactment of the Brady Bill. In the 1992 – 1994 period, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership.

     The best measurement of U.S. market share is federal excise tax collections. This information is issued on a quarterly basis by the U.S. Government. By comparing our tax payment to the reported collection, we can estimate our market share data. Based upon the most recent data, we believe that we have an 22% share of the U.S. consumer market. This compares to 10% in the period just before we acquired Smith & Wesson Corp. It also compares favorably with market share figures of the 1990’s when we had an estimated 16% market share.

Results of Operations

Net Product Sales

     The following table set forth certain information relative to net product sales for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Revolvers	$47,642,409	$38,230,676	$9,411,733	24.6%	$33,928,233
Pistols	26,939,756	21,286,356	5,653,400	26.6%	17,672,968
Walther	17,179,183	12,747,436	4,431,747	34.8%	3,632,532
Performance Center	7,385,554	6,113,334	1,272,220	20.8%	5,911,780
Other	3,135,058	2,039,649	1,095,409	53.7%	2,650,151

Total firearms	102,281,960	80,417,451	21,864,509	27.2%	63,795,664

Handcuffs	5,536,641	5,437,976	98,665	1.8%	4,368,280
Specialty services	5,027,217	7,894,918	(2,867,701)	(36.3%)	6,379,604
Other	5,046,689	4,718,421	328,268	7.0%	4,741,161

Non-firearms	15,610,547	18,051,315	(2,440,768)	(13.5%)	15,489,045

Total	$117,892,507	$98,468,766	$19,423,741	19.7%	$79,284,709

     We recorded net product sales of $117,892,507 in fiscal 2004, an increase of $19,423,741, or 19.7%, over fiscal 2003. Firearms sales increased by $21,864,509, or 27.2%. Total handgun unit sales in fiscal 2004 were approximately 300,000 units, an increase of 25.5% over fiscal 2003 sales of approximately 239,000 units. Non-firearm sales in fiscal 2004 declined by $2,440,768, or 13.5%, compared to fiscal 2003, as a result of our decision to exit certain non-core businesses.

     Revolver sales increased by $9,411,733, or 24.6%, in fiscal 2004 to $47,642,409. The introduction of new products, such as our Model 500 revolver, helped to fuel the increase in net product sales. We sold over 16,000 Model 500 revolvers in fiscal 2004, generating approximately $9.1 million in sales. During fiscal 2004, we continued our aggressive pricing strategy by reducing the price on our M642 revolver. Sales for the M642 increased from approximately 4,500 units in fiscal 2003 to over 17,000 units in fiscal 2004, representing an increase of approximately $3.0 million. The revolver order backlog was at $13,953,390 at April 30, 2004.

     Pistol sales of $26,939,756 were $5,653,400, or 26.6% higher, in fiscal 2004. The increase in pistol sales was attributable to the full year impact of our SW1911 pistol and an aggressive pricing strategy on our Sigma VE pistol. Sales of the SW1911 accounted for approximately $3.8 million of the increase in pistol sales in fiscal 2004. The Sigma VE pistol sales increased from approximately 10,000 units in fiscal 2003 to approximately 30,000 units in fiscal 2004, an increase in sales of $3.7 million, as a result of the new pricing. Partially offsetting some of the gains in these two areas was a decline in our traditional metal frame pistols and lower international pistol sales, which declined by approximately $2.2 million and $415,000, respectively. The higher cost of our traditional pistols puts us at a competitive disadvantage, particularly against foreign competitors whose labor costs are lower. The pistol order backlog was at $4,756,489 at April 30, 2004.

     We are the exclusive U.S. distributor of Walther firearms. This product line has grown considerably over the last two years. Walther sales totaled $17,179,183 in fiscal 2004, an increase of $4,431,747, or 34.8%, over the previous fiscal year. The increase in Walther sales was attributable to the success of the P22 pistol. The Walther order backlog was at $4,293,273 at April 30, 2004.

     Performance Center sales increased by $1,272,220, or 20.8%, in fiscal 2004 to $7,385,554. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center has an order backlog of $4,383,867 at April 30, 2004.

     Non-firearms sales declined by $2,440,768, or 13.5%, in fiscal 2004 as a result of the discontinuation in late fiscal 2003 of certain product lines as part of our decision to focus more on the firearms business. In fiscal 2003, we discontinued our machining and cutter grinding businesses for third-party customers, as well as our bicycle business. We also closed four of our five retail locations in fiscal 2003. As a result of these decisions, non-firearms sales declined by $4,468,919 in fiscal 2004, partially offset by $1,777,958 in optics sales. We discontinued the optics product line in fiscal 2004, and our sales reflect the closeout of the inventory on hand.

     In fiscal 2003, net product sales increased $19,184,057, or 24.2%, over fiscal 2002 net product sales of $79,284,709. Firearms sales accounted for $16,621,787 of the increase, while non-firearms sales accounted for $2,562,270. Total handgun units sold increased by 32.0%, from approximately 181,000 units in fiscal 2002 to approximately 239,000 units in fiscal 2003.

     The firearms sales increase was driven by increased demand for our products as consumers and dealers began buying Smith & Wesson products again after we purchased Smith & Wesson Corp. Many consumers and dealers had been boycotting Smith & Wesson products after Smith & Wesson Corp had signed an agreement with the U.S. Department of Housing and Urban Development. We launched an aggressive promotional effort after we acquired Smith & Wesson Corp, which persuaded dealers and consumers to resume buying our products. The impact started in the latter portion of fiscal 2002, but was more pronounced in fiscal 2003. We also introduced a number of new products, which also served to stimulate demand.

     Revolver sales increased by $4,302,443, or 12.7%, in fiscal 2003, reflecting the increased demand and an aggressive pricing program on the Model 637. Sales of the Model 637 increased by approximately 9,000 units in fiscal 2003, generating additional sales of approximately $2.3 million.

     Pistol sales increased by $3,613,388, or 20.4%, in fiscal 2003 as a result of the increased demand and the full year impact of the SW99 Series of pistols. SW99 pistol sales increased from approximately $1.2 million in fiscal 2002 to approximately $3.9 million in fiscal 2003.

     Walther sales in fiscal 2003 reflected the full year impact of our distribution agreement versus four months in fiscal 2002. Sales increased by $9,114,904, from $3,632,532 in fiscal 2002 to $12,747,436 in fiscal 2003, an increase of 250.9%. Fiscal 2002 sales only reflect four months of sales as our distribution of Walther products began in January 2002.

     Non-firearms sales increased by $2,562,270, or 16.5%, in fiscal 2003. The increase in non-firearms sales was due to our Specialty Services business and handcuff sales. Our Specialty Services sales increased by $1,515,314, or 23.8%, in fiscal 2003 to $7,894,918, as a result of the increase in our third-party machining business. Handcuff sales increased from $4,368,280 in fiscal 2002 to $5,437,976 in fiscal 2003, an increase of $1,069,696, or 24.5%.

Licensing Revenue

     The following table sets forth certain information relative to licensing revenue for the fiscal years ended April 30, 2004, 2003, and 2002:

2004	2003	$ Change	% Change	2002
$1,622,128	$1,502,448	$119,680	8.0%	$1,270,319

     Licensing revenue in fiscal 2004 increased by $119,680, or 8.0%, over the previous fiscal year. The increase in licensing revenue resulted from new licensees added during the year. We have relocated our licensing operations to our Springfield facility and have retained a consultant to assist us in enhancing our licensing efforts. We plan to focus on areas that have synergy with our core products, our brand, and our customer base. We also intend to add additional licensees and to develop strategies with our existing licensees to assist them in expanding their business and thereby increase our licensing revenue.

Cost of Goods Sold and Services and Gross Profit

     The following table sets forth certain information regarding cost of good sold and services and gross profit for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Cost of goods sold and services	$80,787,004	$70,164,224	$10,622,780	15.1%	$60,756,956
% of net product sales and licensing revenue	67.6%	70.2%			75.4%
Gross profit	$38,727,631	$29,806,990	$8,920,641	29.9%	$19,798,072
% of net product sales and licensing revenue	32.4%	29.8%			24.6%

     Gross profit in fiscal 2004 increased by $8,920,641, or 29.9%, over fiscal 2003. The increase in gross profit was attributable to the increase in net product sales as well as improvements in efficiency. Our increased handgun production, without a corresponding increase in staffing and infrastructure, has led to improved efficiency as evidenced by the increase in gross profit as a percentage of net product sales and licensing revenue. The dismissal of several of the municipal litigation cases resulted in a reduction of our reserves. This had a favorable impact on gross profit of $738,243, or 0.6%, over fiscal 2003. Refunds from insurance carriers on defense costs paid in fiscal 2004 reduced cost of sales by $445,067. Gross profit, as a percentage of net product sales and licensing revenue, increased from 29.8% in fiscal 2003 to 32.4% in fiscal 2004.

     Gross profit in fiscal 2003 increased by $10,008,918, or 50.6%, over fiscal 2002. Again, the contributing factors to the increase in gross profit were the increase in sales and improved efficiency as a result of the increased production to meet the higher demand. Gross profit, as a percentage of net product sales and licensing revenue, increased from 24.6% in fiscal 2002 to 29.8% in fiscal 2003.

Operating Expenses

     The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Research and development, net	$557,884	$905,542	($347,658)	(38.4%)	$680,189
Sales and marketing	12,723,916	11,339,709	1,384,207	12.2%	8,777,473
General and administrative	19,216,988	13,758,607	5,458,381	39.7%	11,360,191
Restructuring costs	1,000,931	—	1,000,931	100.0%	—
Environmental costs	—	—	—	0.0%	2,500,000

Operating expenses	$33,499,719	$26,003,858	$7,495,861	28.8%	$23,317,853

% of net product sales and licensing revenue	28.0%	26.0%			28.9%

     Operating expenses in fiscal 2004 increased by $7,495,861, or 28.8%, over fiscal 2003. Of the increase in fiscal 2004 operating expenses, $1,977,537 related to the discontinued Crossings catalog and advanced technology divisions, $1,000,931 related to the restructuring costs relative to the closing our corporate office in Scottsdale, $2,494,729 related to legal and accounting fees relative to the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 and the SEC investigation, $651,102 related to higher profit sharing expenses due to increased profits, $930,755 related to increased advertising expenses, and $538,372 related to higher management bonuses.

     Operating expenses increased by $2,686,005, or 11.5%, in fiscal 2003 over the previous fiscal year. Of the increase in operating expenses, $1,616,312 related to promotional efforts, $801,090 related to higher profit sharing expense as a result of higher profits, $1,452,352 related to salaries and fringe benefits, and $225,353 related to research and development costs associated with advanced technology products. In fiscal 2003, we incurred $442,163 in severance costs as a result of our decision to discontinue our third-party machining business and our bicycle business. We also incurred an additional $473,344 in consulting fees. In fiscal 2002, there were one-time charges relating to our acquisition of Smith & Wesson Corp. that totaled $2,080,134. In addition, we incurred a one-time charge of $2,500,000 to provide for environmental remediation costs at our Springfield facility in fiscal 2002.

Operating Income (Loss)

     The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Operating income (loss)	$5,227,912	$3,803,132	$1,424,780	37.5%	($3,519,781)
% of net product sales and licensing revenue	4.4%	3.8%			(4.4%)

     Operating income was $5,227,912 in fiscal 2004, an increase of 37.5% compared to operating income of $3,803,132 in fiscal 2003. The increase reflected the improved results of our handgun operation and the reduction of the municipal litigation reserve, partially offset by the losses incurred by the discontinued divisions, restructuring costs, and legal and accounting fees related to the restatement and the SEC investigation. The following table illustrates the impact of these items on operating income:

	2004	2003	$ Change	% Change
Operating income as reported	$5,227,912	$3,803,132	$1,424,780	37.5%
Catalog division loss	910,042	—	910,042	100.0%
Advanced technology division loss	994,302	528,011	466,291	88.3%
Restructuring cost	1,000,931	—	1,000,931	100.0%
SEC legal and accounting	2,494,729	—	2,494,729	100.0%

Adjusted operating income	$10,627,916	$4,331,143	$6,296,773	145.4%

     Operating income in fiscal 2004, after adjusting for one-time items and discontinued products and services, increased by approximately $6.3 million, or 145.4%, over fiscal 2003. The increase in operating profit was attributable to increased firearms sales and improved utilization of our Springfield facility, as well as the reduction of the municipal litigation reserve. These factors drove the $8,920,641 increase in gross profit as well as the increase in gross profit as a percentage of net product sales and licensing revenue from 29.8% to 32.4%.

     Operating income of $3,803,132 in fiscal 2003 was $7,322,913 higher than our operating loss of $3,519,781 in fiscal 2002. Gross profit in fiscal 2003 increased by $10,008,918, or 50.6%, over the previous fiscal year. The increase was again attributable to the $19,184,057 increase in net product sales as well as improved efficiency due to a higher utilization of our Springfield manufacturing facility.

Other Income/Expense

     Other expense totaled $900,675 in fiscal 2004 compared to income of $2,362,841 in fiscal 2003. Other expense included a $1,132,923 exchange loss related to purchase of inventory from Walther. While we purchased forward contracts to hedge against exchange losses, the dollar declined so significantly against the Euro that we were unable to protect ourselves fully against the loss. Partially offsetting this loss were insurance refunds on municipal litigation costs of $410,933. Other income of $2,362,841 in fiscal 2003 included an insurance refund of $1,688,393 and a gain on the sale of land of $1,666,132. These two items were partially offset by an inventory adjustment of $1,114,666 to write down the optics and Versa Vault inventories down to market value. Other expense was $47,200 in fiscal 2002.

     Interest income of $318,868 in fiscal 2004 represented a decline of $361,837 versus $680,705 in fiscal 2003 due to reduced cash available for investment as well as a decline in interest rates on invested cash. Interest income of $680,705 in fiscal 2003 declined $199,218 from fiscal 2002 interest income of $879,923. The decrease was also attributable to the lower interest rates on invested cash and a lower amount of cash available for investment.

Interest Expense

     The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2004, 2003, and 2002:

2004	2003	$ Change	% Change	2002
$3,340,375	$3,587,519	($247,144)	(6.9%)	$8,020,559

     Interest expense declined in fiscal 2004 by $247,144 due to repayments made in fiscal 2003 and 2004 on the Tomkins note. We made early payments on the Tomkins note in fiscal 2003, totaling $2,000,000. We repaid an additional $1,000,000 in fiscal 2004. The interest rate on this note is 9%. The $8,020,559 in interest in fiscal 2002 included approximately $3.7 million in amortization of debt issue costs related to the financing in conjunction with our purchase of Smith & Wesson Corp.

Income Taxes

     Our income tax benefit for fiscal 2004 was $83,750 compared to an income tax benefit of $12,404,320 in fiscal 2003. The tax benefit for fiscal 2004 was primarily attributable to the federal net operating loss adjustments (described below) and the reversal of $135,856 of our state tax valuation allowance. The tax benefit in fiscal 2003 of $12,404,320 related primarily to the reversal of $12,656,537 and $814,594 of federal and state tax valuation allowances. Income tax expense of $70,598 in fiscal 2002 was for state income taxes. There was no deferred tax provision in fiscal 2002 due to the valuation allowances.

     The fiscal 2004 tax provision included a $416,193 benefit for federal net operating loss adjustments. This benefit related to the filing of amended fiscal 2003 and 2002 federal income tax returns to recognize tax deductions for warrant and option exercises. We were previously not entitled to these deductions as we had not complied with federal statutory reporting requirements. We have subsequently complied with these reporting requirements, and we therefore are now entitled to realize these tax benefits related to the warrant and option exercises.

     Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets, liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $14.0 million, before valuation allowance, at April 30, 2004. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

     As of April 30, 2002, we had a federal and state valuation allowance established against our deferred tax assets of approximately $13.4 million and $1.4 million respectively. Based on the operational changes discussed below, no valuation allowance was provided on our deferred federal income tax assets as of April 30, 2004 and 2003, as we believe that it is more likely than not that all such assets will be realized. We do, however, continue to maintain a valuation allowance of $500,000 and $600,000 provided against our state deferred tax assets as of April 30, 2004 and 2003, respectively. This valuation allowance specifically relates to state net operating loss carryforwards. There is uncertainty related to the recognition of the benefit attributable to these state net operating losses. We reached these conclusions after considering both changes in our business as well as the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of generating future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred tax assets. We reached these conclusions despite the existence of cumulative losses in recent years. Cumulative losses are weighted heavily in the overall assessment of the need for a valuation allowance. However, we believe our current year pre-tax income, pre-tax income in fiscal 2003, our utilization of approximately $600,000 of federal net operating loss carryforwards in fiscal 2004, and the additional positive evidence discussed below outweigh the negative evidence of the cumulative losses. In making this assessment, we took into consideration the existence of significant expenses in the fiscal year ended April 30, 2002 relating to the acquisition of Smith & Wesson Corp., that are not recurring in this or future fiscal years.

     During the fourth quarter of the fiscal year ended April 30, 2003, we determined that a valuation allowance against our deferred tax assets was no longer needed, with the exception for certain state deferred tax assets. In prior years, we had losses before income taxes for financial reporting purposes. However, for fiscal years ended April 30, 2004 and 2003, we are reporting pre-tax income of approximately $1.3 million and $3.3 million, respectively. We believe that existing levels of income from changes in our operations that have taken place or will take place are sufficient to generate the minimum amounts of taxable income set forth below to utilize our deferred tax assets and net operating losses before they expire. Such changes included (i) maintaining a strong order backlog; (ii) successful launch of new firearm products in fiscal 2003, which have been well received by the marketplace; (iii) new licensing strategies, which are projected to generate royalty income; and (iv) other changes in an effort to increase the efficiency of our business operations, including the closing of our Scottsdale, Arizona office and discontinuing our Crossings catalog and the advanced technology divisions.

     To utilize all of our federal net operating loss carryforwards before expiration, we would need to generate minimum taxable income of $14.9 million (the amount of net operating loss carryforwards) before 2024. As of April 30, 2004, we have total gross book as compared to tax temporary differences of $22.8 million, which may result in future tax deductions. Therefore, future income of $37.7 million would need to be generated to realize all of our deferred tax assets. We believe our current level of pre-tax earnings are sufficient to realize all of these deferred tax assets.

     The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:

	Year Ended	Year Ended	Year Ended
	April 30, 2004	April 30, 2003	April 30, 2002
	(Dollars in millions)
Income (loss) before income taxes	$1.3	$3.3	$(10.7)
Adjustments to determine taxable income:
Depreciation	(2.8)	(3.3)	(3.1)
Gain/ loss on sale of land (installment sale)	0.0	(1.3)	0.0
Product liability	(2.0)	(2.7)	(0.9)
Section 263A unicap adjust	(0.4)	(0.6)	1.4
LIFO to FIFO accounting change adjustment	3.8	3.8	3.8
Financing costs	0.0	0.0	1.8
Various reserves & accruals	0.4	0.5	(4.4)
Inventory obsolescence	0.2	0.0	(2.2)
Environmental reserve	(0.1)	(0.1)	2.3
Inventory step-up acquisition	(0.0)	0.0	3.1
Other book vs. tax differences	0.2	(0.2)	(1.0)
Utilization of net operating loss carryforwards	(0.6)	0.0	0.0

Taxable Income	$0.0	$(0.6)	$(9.9)

     At April 30, 2004, we had federal income tax loss carryforwards of $14,964,553 available (subject to various statutory restrictions) for use on future federal income tax returns. These carryforwards will expire as follows:

$737,255	Expires 2019
$2,290,046	Expires 2020
$1,177,071	Expires 2021
$8,811,801	Expires 2022
$1,869,051	Expires 2023
$79,329	Expires 2024

     Utilization of these losses may be limited by certain federal statutory provisions. In conjunction with the acquisition of Smith &Wesson Corp., there may have been a cumulative change in ownership over a three-year period pursuant to section 382 of the Internal Revenue Code. Additional analysis is still required in order to conclude whether or not a Section 382 change has occurred. However, these provisions are not expected to impair our ability to realize these assets prior to expiration.

     Based on our projections of future taxable income, we expect to utilize the largest portion of our net operating loss carryforward over the next five to six years. Finally, since our net operating loss carryforwards do not begin to expire until 2019, and based on our projections of future financial reporting income, we expect to utilize all of our net deferred income tax assets of $13.5 million (after $500,000 state tax valuation allowance) over the next seven to eight years.

Net Income (Loss)

     The following table sets forth certain information regarding net income (loss) and the related per share data for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Net income (loss)	$1,389,480	$15,663,479	($14,273,999)	(91.1%)	($10,778,215)

Net income (loss) per share
Basic	$0.05	$0.52	($0.47)	(90.4%)	($0.52)
Diluted	$0.04	$0.44	($0.40)	(90.9%)	($0.52)

     The decrease in net income and net income per share in fiscal 2004 resulted primarily from the comparative effect of an income tax valuation allowance reversed in fiscal 2003 of approximately $12.7 million that resulted in an income tax benefit. The release of the allowance was triggered by our improved profitability and the likelihood that we would be able to utilize income tax loss carryforwards. In addition, the losses associated with our Crossings catalog and advanced technology divisions, the restructuring charges incurred in the third quarter, and the costs related to the restatement and the SEC inquiry eroded the profitability in fiscal 2004.

     The $10,778,215 loss in fiscal 2002 was attributable to a number of items. Our results included $2.5 million in provision for environmental remediation and an additional $1.6 million in product liability provision. As indicated in the interest expense section, we incurred approximately $3.7 million in amortization of debt issue costs relative to the acquisition of Smith & Wesson Corp. In addition, there were a number of costs associated with the acquisition, including $588,000 in legal and accounting fees, $852,500 in debt extinguishment costs, and approximately $1.2 million in other expenses.

Liquidity and Capital Resources

     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

     While one of our strengths is our ability to generate cash from operations in excess of our internal operating needs, certain loan covenants in the Tomkins note preclude us from repaying other indebtedness and other obligations utilizing cash from our wholly owned subsidiary, Smith & Wesson Corp.

     The following table sets forth certain information relative to cash flow for the fiscal years ended April 30, 2004, 2003, and 2002:

	2004	2003	$ Change	% Change	2002
Operating activities	$906,702	($1,517,872)	$2,424,574	159.7%	$6,081,477
Investing activities	(6,840,766)	(4,386,889)	(2,453,877)	(55.9%)	28,280,654
Financing activities	(737,283)	(1,925,720)	1,188,437	61.7%	(14,418,750)

Total	($6,671,347)	($7,830,481)	$1,159,134	14.8%	$19,943,381

     Operating activities represent the principal source of our cash flow. Cash flow from operating activities increased by $2,424,574 in fiscal 2004 compared to fiscal 2003. The improvement in operating cash flow in fiscal 2004 was attributable to improved profitability. We launched an aggressive sales promotion campaign in January

2004. The program included extended payment terms to our distributors. As a result, accounts receivable collections were lower than our historical levels. While this program resulted in higher sales for the fourth quarter of fiscal 2004, the cash impact will not be felt until fiscal 2005.

     Cash flow from operating activities decreased by $7,599,349 in fiscal 2003 compared to fiscal 2002 as a result of our receipt in fiscal 2002 of $7,699,500 from Tomkins in connection with our acquisition of Smith & Wesson Corp. Apart from this transaction, cash flow from operating activities would have improved by approximately $100,000 in fiscal 2003 compared to fiscal 2002.

     Cash used for investing activities increased by $2,453,877 in fiscal 2004, partially as a result of a $1,503,196 increase in capital expenditures. Collateralized cash deposits increased by $1,160,059 as a result of banking agreements relative to the forward-exchange contracts we have purchased. The fiscal 2002 cash flow provided by investing activities resulted from our acquisition of Smith & Wesson Corp and the cash balance on its books. We intend to spend approximately $5.0 million on capital expenditures in fiscal 2005. The major capital expenditures will focus on increasing revolver production capacity to meet the increased demand and on expanding our pistol product line.

     The $1,188,437 decrease in cash used for financing activities in fiscal 2004 resulted from our repayment of $2,375,425 in debt in fiscal 2003 compared to $1,090,498 in fiscal 2004. Repayment on the note to BankNorth, our primary bank, commenced in April 2004, and principal payments on the Tomkins note commenced in May 2004. The financing activities in fiscal 2002 related to our acquisition of Smith & Wesson Corp in May 2001 and the related costs associated with financing that transaction.

     As of April 30, 2004, we had open letters of credit aggregating $5.1 million.

     As of April 30, 2004, we had $5,510,663 in cash and cash equivalents on hand. We have credit facilities with BankNorth to support letters of credit issued in the ordinary course of business. Borrowing capacity is limited,however, by the covenants in the Tomkins note. The covenants prohibit additional borrowing capacity until the Tomkins note has been repaid in full.

     The covenants in the Tomkins note also limit the amount of money that we can withdraw from our subsidiary, Smith & Wesson Corp. While we do not believe that this will be an issue during the upcoming fiscal year, over the longer term, we will need to restructure the Tomkins debt in order to address the issues raised by the restrictive covenants in the Tomkins note. We have retained an investment banking firm to assist us with refinancing activities.

Other Matters

Inflation

     We do not believe that inflation had a material impact on us during fiscal 2004, 2003, or 2002.

Critical Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Center GmbH (Germany), Smith & Wesson Distributing, Inc., Smith & Wesson, Inc., Smith & Wesson Licensing, LLC, Smith & Wesson Interactive Management, LLC, Smith & Wesson Technology, LLC, and Lost Coast Ventures, Inc. (inactive) and its majority owned subsidiary — Smith & Wesson Advanced Technologies, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. The more significant estimates and assumptions used by the us in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory, and certain accrued liabilities, including product, environmental, and warranty liabilities and workers’ compensation.

Revenue Recognition

     Revenues from the sale of products are recognized when title to the products are transferred to the customer (product shipment), when no further contingencies or material performance obligations exist, when collectibility is reasonably assured, and when we have earned the right to receive and retain payments for products shipped and billed.

     We recognize tooling, forging, heat treating, finishing, plating, and engineering support revenues after acceptance by the customer and when no further contingencies or material performance obligations exist, when collectibility is reasonably assured, and when we have earned the right to receive and retain payments for services performed and billed.

     We recognize revenue from use of our registered trademarks and from licenses to use our Identi-Kit software. Software revenue is recognized over the subscription period.

     Trademark licensing revenues consists of (i) initial fees that are collected upon the signing of, or upon meeting certain conditions in, the licensing agreement and (ii) minimum royalties and/or a percentage of a licensee’s sales of licensed products that are collectible over a multi-year period.

     We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments, but instead record such revenue over the period the minimum royalty becomes due and payable. We also believe that, due to the factors noted above, an allowance for “uncollectible minimum royalties” cannot be reasonably estimated. Our accounting policy addresses our license revenue as a single class of transactions. We have contractual, undiscounted, minimum royalties of $5,745,000 over the next five years while certain agreements extend beyond that period.

Product Liability

     We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero.

Stock Options

     We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of our shares over the employee’s exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, if the exercise price of the employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132, as revised). FAS 132, as revised, requires additional disclosures about pension plans and other post-retirement benefit plans compared with those required in the original FASB Statement 132. These disclosures require that additional information be provided related to assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. FAS 132, as revised, also requires that information be provided regarding the types of plan assets, investment strategy, and measurement date(s). Most of the required disclosures under FAS 132, as revised, that are pertinent to us were effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. We do not currently have any accounting or disclosure requirements under the provisions of this interpretation.

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2004:

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations	$41,909,502	$4,039,456	$9,133,200	$10,749,027	$17,987,819
Capital lease obligations	0	0	0	0	0
Operating lease obligations	282,997	157,364	74,608	51,025	0
Purchase obligations	16,162,154	16,162,154	0	0	0
Expected pension contributions	234,715	32,627	88,837	66,071	47,180

Total	$58,589,368	$20,391,601	$9,296,645	$10,866,123	$18,034,999

Off-Balance Sheet Arrangements

     We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support; or engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross product sales during the three and 12 months ended April 30, 2004 ($4.8 million and $19.3 million, respectively, representing approximately 14.3% and 16.1%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risk from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts. Forward contracts entered into during the past three fiscal years consist of the following:

Contract	Average Rate	Original Amount	Remaining
Date	Per Euro	In Euros	Balance In Euros
10/04/02	.98	1.3 million	—
05/29/03	1.18	3.6 million	—
11/04/03	1.14	5.0 million	2.0 million
01/29/04	1.24	1.2 million	—
02/13/04	1.28	1.7 million	1.7 million

     During the three and 12 months ended April 30, 2004, we experienced net gains of $70,344 and $321,398, respectively, on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate. As of April 30, 2004, we had forward contracts totalling $3.7 million Euros remaining with a fair market value of ($40,456).

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the company’s fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	Financial Statements and Financial Statement Schedules

        Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b)	Reports on Form 8-K

        None.

(c)	Exhibits

Exhibit
Number	Exhibit
2.1	Stock Purchase Agreement dated as of May 11, 2001 between Tomkins Corporation, a Delaware corporation and Saf-T-Hammer Corporation, a Nevada corporation, pursuant to which Saf-T-Hammer Corporation acquired Smith & Wesson Corporation. (2)

2.2	Note issued by Saf-T-Hammer Corporation to Tomkins Corporation dated May 11, 2001. (2)

2.3	Guaranty by and between Saf-T-Hammer Corporation and Tomkins Corporation dated May 11, 2001. (2)

2.4	Promissory Note dated April 30, 1997 issued by Smith & Wesson Corp. to Tomkins Corporation. (2)

2.5	First Amendment to Promissory Note dated May 11, 2001 between Tomkins Corporation and Smith & Wesson Corp. (2)

3.1	Articles of Incorporation. (1)

3.2	Amendment to the Articles of Incorporation filed on October 16, 1996. (1)

3.3	Amendment to the Articles of Incorporation filed on May 12, 1998. (1)

3.4	Amendment to the Articles of Incorporation filed on October 22, 1998. (1)

3.5	Bylaws. (1)

3.6	Amendment to the Bylaws dated November 2, 2001. (5)

3.7	Amendment to the Articles of Incorporation filed on February 15, 2002. (7)

3.8	Amendment to the Bylaws dated July 24, 2002. (8)

4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001. (2)

4.8	2001 Stock Option Plan dated May 31, 2001. (6)

4.9	Form of Option to 2001 Stock Option. (6)

4.10	Employee Stock Purchase Agreement dated as of April 1, 2002. (6)

4.11	Form of Subscription Agreement to Employee Stock Purchase Agreement. (6)

10.2	Trademark Agency Agreement with UMAREX dated March 11, 2000. (3)

10.3	Agreement with Walther/ UMAREX dated August 1, 1999. (3)

Exhibit
Number	Exhibit
10.5	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000. (3)

10.6	Executive Employment Agreement with Robert L. Scott dated May 11, 2001. (3)

10.12	Agreement with Western Mass Electric dated July 6, 1998. (3)

10.13	Agreement with Western Mass Electric dated December 18, 2000. (3)

10.14	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000. (3)

10.15	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000. (3)

10.18	Trademark License Agreement with Canadian Security Agency dated May 31, 1996. (3)

10.19	Promissory Note & Loan Agreement with Smith & Wesson Corp. dated May 15, 2001. (3)

10.20	Security Agreement with Smith & Wesson Corp. dated May 15, 2001. (4)

10.22	Master Supply Agreement with Remington Arms dated August 1, 2001. (4)

10.23	First Amendment to Promissory Note and Loan Agreement with Smith & Wesson Corp. dated November 2, 2001. (5)

10.24	Commercial Promissory Note with Banknorth, N.A. dated March 28, 2002. (8)

10.25	Loan Agreement with Banknorth, N.A. dated March 28, 2002. (8)

10.26	Guaranty to Banknorth, N.A. dated March 28, 2002. (8)

10.27	Guaranty from Smith & Wesson Corp. to Banknorth, N.A. dated March 28, 2002. (8)

10.28	Solvency Certificate to Banknorth, N.A. dated March 28, 2002. (8)

10.29	First Modification to Loan and Security Agreement and Revolving Line of Credit Note with Banknorth, N.A. dated March 28, 2002. (8)

10.30	Form of Wholesale Sporting Goods Distributor Agreement. (8)

10.31	Form of Wholesale Law Enforcement Distributor Agreement. (8)

10.32	Form of Law Enforcement Dealer Agreement. (8)

10.33	Executive Employment Agreement of Roy Cuny. (9)

10.34	Purchase and Sale Agreement with Springfield Redevelopment Authority. (10)

10.35	Environmental Agreement with Springfield Redevelopment Authority. (10)

10.36	Promissory Note from Springfield Redevelopment Authority. (10)

10.37	Severance Agreement with Mitchell A. Saltz. (10)

10.38	Severance Agreement with Sherry Noreen. (10)

10.39	Severance Agreement with Colton Melby. (10)

10.40	Agreement with Carl Walther GmbH(11)

21.1	Subsidiaries of the Company. (10)

23.1	Consent of PricewaterhouseCoopers LLP. (11)

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-KSB). (1)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer. (11)

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer. (11)

32.1	Section 1350 Certification of Principal Executive Officer. (11)

32.2	Section 1350 Certification of Principal Financial Officer. (11)

(1)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on May 29, 2001.

(3)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(4)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on March 18, 2002.

(8)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on July 29, 2002.

(9)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on December 16, 2002.

(10)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC in July 2003

(11)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

Date: July 12, 2004	/s/ ROY C. CUNY

Roy C. Cuny
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ ROY C. CUNY Roy C. Cuny	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 12, 2004
/s/ JOHN A. KELLY John A. Kelly	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	July 12, 2004
/s/ G. DENNIS BINGHAM G. Dennis Bingham	Chairman of the Board	July 12, 2004
/s/ JOHN B. FURMAN John B. Furman	Director	July 12, 2004
/s/ COLTON B. MELBY Colton B. Melby	Director	July 12, 2004
/s/ JAMES J. MINDER James J. Minder	Director	July 12, 2004
/s/ BARRY MONHEIT Barry Monheit	Director	July 12, 2004
/s/ MITCHELL A. SALTZ Mitchell A. Saltz	Director	July 12, 2004
/s/ ROBERT L. SCOTT Robert L. Scott	Director	July 12, 2004
/s/ I. MARIE WADECKI I. Marie Wadecki	Director	July 12, 2004

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 30, 2004, 2003, and 2002
INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Smith & Wesson Holding Corporation:

     In our opinion, the financial statements listed in the index appearing under Item 8 on page F-1, present fairly, in all material respects, the consolidated financial position of Smith & Wesson Holding Corporation and its subsidiaries at April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Hartford, Connecticut
July 13, 2004

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	April 30,2004	April 30,2003
ASSETS
Current assets:
Cash and cash equivalents	$5,510,663	$12,182,010
Marketable securities	1,538,738	1,580,440
Accounts receivable, net of allowance for doubtful accounts of $100,000 as of April 30, 2004 and $107,552 as of April 30, 2003	20,249,858	14,908,839
Inventories	15,986,705	15,599,305
Other current assets	1,823,181	8,097,862
Deferred income taxes	3,900,480	3,932,081
Income tax receivable	160,596	175,331

Total current assets	49,170,221	56,475,868

Property, plant, and equipment, net	11,021,174	7,135,073
Intangibles, net	351,908	310,333
Collateralized cash deposits	22,673,059	21,513,000
Notes receivable	1,072,359	1,000,000
Deferred income taxes	9,607,287	9,308,893
Other assets	7,379,099	10,789,522

	$101,275,107	$106,532,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,608,975	$8,009,513
Accrued expenses	8,335,196	12,127,323
Accrued payroll	3,920,426	2,996,890
Accrued taxes other than income	1,055,506	1,616,607
Accrued profit sharing	2,272,030	1,620,928
Deferred revenue	442,291	212,787
Current portion of notes payable	4,039,456	92,278

Total current liabilities	29,673,880	26,676,326

Notes payable	37,870,046	42,907,722

Other non-current liabilities	16,913,947	21,918,798

Commitments and contingencies (Note 6)
Stockholders’ equity :
Common stock, $.001 par value, 100 million shares authorized, 30,935,799 shares on April 30, 2004 and 30,619,628 shares on April 30, 2003 issued and outstanding	30,936	30,620
Additional paid-in capital	16,651,934	16,247,108
Retained earnings (deficit)	114,119	(1,275,361)
Accumulated other comprehensive income	20,245	27,476

Total stockholders’ equity	16,817,234	15,029,843

	$101,275,107	$106,532,689

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	April 30, 2004	April 30, 2003	April 30, 2002
Net product sales	$117,892,507	$98,468,766	$79,284,709
License revenue	1,622,128	1,502,448	1,270,319
Cost of goods sold	80,482,675	69,867,735	60,667,165
Cost of services	304,329	296,489	89,791

Gross profit	38,727,631	29,806,990	19,798,072

Operating expenses:
Research and development, net	557,884	905,542	680,189
Selling and marketing	12,723,916	11,339,709	8,777,473
General and administrative	19,216,988	13,758,607	11,360,191
Restructuring costs	1,000,931	—	—
Environmental expense	—	—	2,500,000

Total operating expenses	33,499,719	26,003,858	23,317,853

Income (loss) from operations	5,227,912	3,803,132	(3,519,781)

Other income/(expense):
Other income/(expense)	(900,675)	2,362,841	(47,200)
Interest income	318,868	680,705	879,923
Interest expense	(3,340,375)	(3,587,519)	(8,020,559)

	(3,922,182)	(543,973)	(7,187,836)

Income (loss) before income taxes	1,305,730	3,259,159	(10,707,617)
Income tax (benefit) expense	(83,750)	(12,404,320)	70,598

Net income (loss):	$1,389,480	$15,663,479	$(10,778,215)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of ($4,217), $11,935 and $0 tax effect, respectively	(7,231)	24,608	2,868

Comprehensive income (loss)	$1,382,249	$15,688,087	$(10,775,347)

Weighted average number of common equivalent shares outstanding, basic	30,719,114	29,860,228	20,878,937

Net income (loss) per share, basic	$0.05	$0.52	$(0.52)

Weighted average number of common equivalent shares outstanding, diluted	36,615,562	35,694,989	20,878,937

Net income (loss) per share, diluted	$0.04	$0.44	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional Paid-in	Retained Earnings	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance at April 30, 2001	18,131,355	$18,131	$4,786,469	$(6,160,625)	$—	$(1,356,025)
Issuance of warrants for services relative to debt financing			3,189,000			3,189,000
Common stock issued to settle liabilities	875,000	875	1,289,125			1,290,000
Issuance of common stock in a private placement	1,375,424	1,375	2,268,075			2,269,450
Exercise of warrants	9,094,500	9,095	3,928,705			3,937,800
Issuance of common stock for services	207,334	207	290,141			290,348
Net loss for the year ended April 30, 2002				(10,778,215)		(10,778,215)
Other comprehensive income					2,868	2,868

Balance at April 30, 2002	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Exercise of warrants	614,713	615	149,385			150,000
Exercise of stock options	76,666	77	65,723			65,800
Shares issued under ESPP October 1, 2002	67,117	67	75,945			76,012
April 1, 2003	122,819	123	139,770			139,893
Common stock issued to settle liabilities	54,700	55	64,770			64,825
Net income for the year ended April 30, 2003				15,663,479		15,663,479
Other comprehensive income					24,608	24,608

Balance at April 30, 2003	30,619,628	$30,620	$16,247,108	$(1,275,361)	$27,476	$15,029,843
Exercise of stock options	90,075	90	106,796			106,886
Shares issued under ESPP October 1, 2003	116,752	117	133,476			133,593
April 1, 2004	109,344	109	124,027			124,136
Tax impact of stock options exercised			40,527			40,527
Net income for the year ended April 30, 2004				1,389,480		1,389,480
Other comprehensive loss					(7,231)	(7,231)

Balance at April 30, 2004	30,935,799	$30,936	$16,651,934	$114,119	$20,245	$16,817,234

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2004	2003	2002
Cash flows provided by (used for) operating activities:
Net income (loss)	$1,389,480	$15,663,479	$(10,778,215)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Amortization and depreciation	1,705,514	987,674	435,572
Loss (gain) on disposal of assets	81,988	179,605	—
Gain on sale of land	—	(1,666,132)	—
Deferred taxes	(226,266)	(12,453,671)	—
Provision for losses on accounts receivable	(4,829)	10,000	28,850
Provision for excess and obsolete inventory	283,063	628,248	1,762,908
Provision for loss on purchase commitments	—	1,114,666	—
Stock compensation for services	11,400	64,825	290,348
Debt discount amortized to interest expense	—	—	2,567,166
Loss on extinguishment of notes payable	—	—	294,420
Amortization of debt issue costs to interest expense	—	—	827,414
Loss on finders’ liability settled in stock	—	—	185,000
Compensation expense settled in stock	—	—	667,500
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(5,336,190)	(2,819,403)	(4,390,865)
Inventories	(670,463)	2,776,363	3,162,949
Other current assets	6,274,681	(6,650,719)	529,719
Due from Tomkins	—	—	7,699,500
Income tax receivable	14,735	36,472	(211,803)
Note receivable	(72,359)	—	—
Other assets	3,410,423	5,113,878	(1,716,868)
Increase (decrease) in liabilities:
Accounts payable	1,599,462	1,054,377	3,128,841
Accrued payroll	923,536	(138,227)	(686,732)
Accrued profit sharing	651,102	801,090	819,838
Accrued taxes other than income	(561,101)	(139,252)	383,909
Accrued other expenses	(3,792,127)	3,364,072	(4,926,883)
Other non-current liabilities	(5,004,851)	(7,530,977)	5,494,589
Deferred revenue	229,504	(1,384,887)	(15,033)
Due to Walther USA, LLC, net	—	(529,353)	529,353

Net cash provided by (used for) operating activities	906,702	(1,517,872)	6,081,477

Cash flows (used for) investing activities:
Payments to acquire marketable securities	—	(552,673)	(1,000,291)
Proceeds from sale of marketable securities	34,471	—	—
Additions to collateralized cash deposits	(1,160,059)	(285,975)	(16,077,025)
Payments to acquire patents	(64,980)	(129,123)	(199,105)
Proceeds from sale of property and equipment	26,416	754,300	—
Payments to acquire property and equipment	(5,676,614)	(4,173,418)	(2,978,593)
Payments to secure financing	—	—	(62,500)
Net cash and cash equivalents acquired from business combination	—	—	48,598,168

Net cash (used for) provided by investing activities	(6,840,766)	(4,386,889)	28,280,654

	Year ended April 30,
	2004	2003	2002
Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	(1,000,000)	(2,000,000)	(20,000,000)
Payments on loans and notes payable, related parties	—	(357,425)	(5,000,000)
Proceeds from sale of common stock	257,729	281,705	2,269,450
Proceeds from exercise of options to acquire common stock	95,486	150,000	3,937,800
Proceeds from loans and notes payable, unrelated parties	—	—	15,000,000
Payments on loans and notes payable, unrelated parties	(90,498)	—	(10,626,000)

Net cash used for financing activities	(737,283)	(1,925,720)	(14,418,750)

Net (decrease) increase in cash and cash equivalents	(6,671,347)	(7,830,481)	19,943,381
Cash and cash equivalents, beginning of year	12,182,010	20,012,491	69,110

Cash and cash equivalents, end of year	$5,510,663	$12,182,010	$20,012,491

Supplemental disclosure of cash flow information
Cash paid for:
Interest, including related parties	$3,352,375	$3,577,500	$3,932,677
Income taxes	$123,742	$20,061	$11,690
Non-cash transactions:
Note receivable from sale of land	$—	$1,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Organization – We were incorporated on June 17, 1991 in the state of Nevada. We were a development stage company for a number of years.

Effective October 20, 1998, we acquired the assets of Saf-T-Hammer, Inc. and changed our name to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. We issued 1,331,250 shares of common stock in the Saf-T-Hammer acquisition, which resulted in a total of 1,864,038 shares of common stock being issued and outstanding.

Smith & Wesson Corp. was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, it has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware that is a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.

On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from Tomkins for $15,000,000. Accordingly, the operations of Smith Wesson Corp. are included in these financial statements for the period from May 11, 2001 to April 30, 2002. (See Note 2 — “Acquisition of Smith & Wesson Corp.”). At a special meeting of stockholders held on February 14, 2002, our stockholders approved a change of our company’s name to “Smith & Wesson Holding Corporation.”

2. Acquisition of Smith & Wesson Corp.

The Acquisition – The purchase price paid by us for Smith & Wesson Corp was as follows:

$5 million, which was paid at the closing in cash (See the “Melby Loan”);

$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins (the “Acquisition Note”) providing for interest at a rate of 9% per year, and;

A receivable of $464,500 due from Tomkins to us.

            The purchase price resulted from negotiations between Tomkins and us. This acquisition has been accounted for under the purchase method pursuant to APB 16, “Business Combinations.” A summary of the net assets acquired is as follows:

Acquisition cost:
Cash paid on May 11, 2001	$5,000,000
Note payable, Tomkins, repaid by April 30, 2002	10,000,000

Total consideration	15,000,000

As of May 11, 2001:
Cash and cash equivalents acquired	$48,598,168
Accounts receivable	7,733,517
Inventory	24,258,858
Collateralized cash deposits	5,150,000
Other current assets	1,976,862
Due from Tomkins Corporation	7,699,500
Property, plant, and equipment	1,582,773
Intangibles	828,964
Other long-term assets	13,991,700

$111,820,342

Liabilities assumed:

Accounts payable and accrued expenses	$21,252,449
Deferred revenue	1,612,707
Other non-current liabilities	23,955,186
Note payable, Tomkins	50,000,000

96,820,342

Net assets acquired	$15,000,000

Acquisition Note – Pursuant to the acquisition agreement with Tomkins, we issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson Corp. This note was due on May 11, 2002, was uncollateralized, and bore interest at 9% per annum. During March 2002, we obtained a bank loan (See Note 16) and paid off the entire loan balance.

Tomkins Note – The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins Note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins Note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003 and another $1,000,000 in July 2003. The outstanding principal balance on the Tomkins Note as of April 30, 2004 was $27,000,000 with an interest rate of 9% per annum. The current terms of the Tomkins Note are as follows:

(a)	The note is due on May 11, 2011;

(b)	The unpaid principal balance is payable in 84 equal monthly payments, which commenced on May 11, 2004;

(c)	Dividends declared and paid by Smith & Wesson Corp. to us may not exceed $1,800,000 per year;

(d)	Smith & Wesson may not merge, liquidate, wind-up, or dissolve or transfer or pledge its assets; and

(e)	In the event of default on the Tomkins Note, the Tomkins Note will be accelerated and become due and payable in full immediately. In addition, any change in control of our company or Smith & Wesson Corp. will result in the Tomkins Note becoming due and payable in full immediately.

The Melby Loan – We obtained financing in the amount of $5 million from an individual pursuant to a Promissory Note and Loan Agreement dated May 6, 2001 between us and this individual (the “Melby Note”). Interest accrued on the Melby Note at a rate of 12% per annum until maturity on May 15, 2002. Under the terms of the Melby Note, we prepaid the annual interest of $600,000 at a rate of 12% on May 14, 2001. Related to this loan, we also granted warrants described below to purchase an aggregate of approximately 8,700,000 shares of common stock at exercise prices ranging from $0.40 per share to $2.00 per share.

In consideration for the Melby loan, we issued to Colton Melby, formerly the President and Chief Operating Officer and currently a director of our company, a common stock purchase warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant provided for Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until six years from the date of issuance. Also in consideration for the Melby loan, we issued common stock purchase warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants provided for each holder to purchase at any time from the date of issuance until one year from the date of issuance up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. As a portion of a finder’s fee for arranging the Melby loan, we issued common stock purchase warrants, each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants provided for each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share at any time between the date of issuance and two years from the date of issuance. We relied upon

Section 4(2) of the Securities Act with respect to the issuance of all of these warrants and the underlying shares. All of the warrants were exercised in full, including by way of the repayment of the Melby Note.

3. Significant Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States), and Lost Coast Ventures, Inc. (inactive). All significant inter-company accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments – Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, not held for trading purposes, approximate the carrying values of such amounts.

Cash and Cash Equivalents –

Equivalents — Cash and cash equivalents include highly liquid debt instruments with original maturities of three months or less, which are not collateralizing any corporate obligations. Under the terms of a bank loan, we are required to maintain a portion of our investments as collateral for the loan under a formula specified in the loan agreement. Accordingly, we have allocated a portion of our money market funds to satisfy these collateral requirements and have presented these amounts in the accompanying balance sheet as non-current collateralized cash deposits.

Concentration — We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Marketable Securities – Marketable securities consist of mutual funds. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities presented as marketable securities at the time of purchase and re-evaluate such designation as of each balance sheet date. We currently classify all marketable securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method.

Trade Receivables – We extend credit to our domestic customers and some foreign distributors based on their financial condition. Discounts are offered for early payment. When extension of credit is not advisable, we rely on either a prepayment or a letter of credit. Past due balances are placed for collection with an outside agency after 90 days. Balances deemed uncollectible by the agency are written off against our Allowance for Doubtful Accounts.

Concentrations of Credit Risk – Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. We place our cash, cash equivalents, and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

Inventories – Inventories, consisting primarily of finished firearms components, finished firearms, and related products and accessories, are valued at the lower of cost or market using the first-in, first-out (FIFO) method. An allowance for potential non-saleable inventory due to excess stock or obsolescence is provided based upon a detailed review of inventory components, past history, and expected future usage.

Deferred Revenues – Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable, because the risks and rewards of ownership have not yet transferred to the customer. We expect to have earned such revenues fully within a 12-month period, and they will be recognized into revenues at that time.

We also offered a promotion to our distributors that provided them a free gun with the purchase of five others. A portion of revenue was deferred and not recognized until the free gun was shipped.

Other Comprehensive Income –The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income/ (loss). Comprehensive income/ (loss) consists of net income/ (loss) and unrealized gains (losses) on available for sale securities, and accordingly, consolidated statements of operations and other comprehensive income (loss) are presented.

Property, Plant, and Equipment – Property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years

We capitalize as machinery and equipment tooling, dies, and fixtures and depreciate them over a period not exceeding five years.

Goodwill and Other Intangible Assets – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill was historically amortized on a straight-line basis over periods not exceeding 25 years. Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142), which require that goodwill and certain other intangible assets with indefinite lives recorded as a result of business combinations completed after June 30, 2001 not be amortized. Effective January 1, 2002, we adopted additional provisions of FAS 142, which require that goodwill recorded from business combinations completed on or before June 30, 2001 and certain other intangible assets deemed to have indefinite lives no longer be amortized. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from three to 30 years. See Note 12 for additional information regarding goodwill and other intangible assets.

Valuation of Long-lived Assets – We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Revenue Recognition – We recognize revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

We recognize tooling, forging, heat treating, finishing, plating, and engineering support revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize licensing revenue from the use of our Identi-Kit software over the subscription period.

We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts due from licensees through the date of our financial statements. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues to the extent of costs incurred. As a result of a combination of uncertain factors, regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments, but instead record such revenue over the period the minimum royalty becomes due and payable. We also believe, due to the factors noted

above, that an allowance for “uncollectible minimum royalties” cannot be reasonably estimated. As of April 30, 2004, future minimum royalties amounted to approximately $5.7 million over the next five fiscal years as follows:

Minimum
For the Years Ended April 30,	Royalty
2005	$1,196,000
2006	$1,430,000
2007	$1,276,000
2008	$1,304,000
2009	$539,000

$5,745,000

Segment Information – We adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment and the adoption of this standard did not have a material impact on our financial statements. Through April 30, 2004, 2003, and 2002, there have been no material foreign operations.

The following is a breakdown of our net product sales:

	For the Years Ended April 30,
	2004		2003		2002
	Net Sales		Net Sales		Net Sales
	(millions)	% of Total	(millions)	% of Total	(millions)	% of Total
Firearms	$102.3	86.8%	$80.4	81.6%	$63.8	80.5%
Specialty services	5.0	4.2	7.9	8.0	6.4	8.1
Handcuffs	5.5	4.7	5.4	5.5	4.4	5.5
Other products and services	5.1	4.3	4.8	4.9	4.7	5.9

Total net product sales	$117.9	100.0%	$98.5	100.0%	$79.3	100.0%

Research and Development – We engage in both internal and external research and development in order to remain competitive and to exploit possible untapped market opportunities. Prospective R&D projects are approved by executive management after analysis of the cost and benefits associated with the potential product. Costs included in R&D expense could include, among other items, salaries, materials, utilities, and administrative costs.

In fiscal 2004, we spent approximately $1.3 million on research and activities relating to the development of new products, of which $441,000 was spent in connection with our now discontinued Advanced Technology division. In fiscal 2003, we spent approximately $1.8 million on research activities, of which $528,000 related to Advanced Technology. In fiscal 2002, we spent $2.0 million, most of which related to core activities. Of those annual amounts, we were reimbursed $786,534, $917,701, and $1,272,936, in fiscal 2004, 2003, 2002, respectively, by the National Institute of Justice based on grants received by us for development of an authorized user firearm. Research and development expense is shown net of such reimbursement in the financial statements.

Earnings per Share – Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income Taxes – The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

Derivative Instruments – We account for derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.

We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We have purchased foreign exchange contracts to minimize the impact of fluctuations in foreign exchange rates. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under Statement 133, and accordingly gains and losses from these derivative contracts are expensed currently as an element of Other income/expense. The fair values of the derivative financial instruments are estimated based on the exchange rates of the underlying currency/euros.

Stock Options – As described in Note 19, we have a stock option plan under which employees and directors receive options to purchase our common stock. We apply APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plan. Accordingly, compensation cost is not recognized in the financial statements.

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under the plan consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the Years Ended April 30,
	2004	2003	2002
Net income (loss) — as reported	$1,389,480	$15,663,479	$(10,778,215)
Common stock issued in exchange for services	11,400	64,825	957,848
Compensation expense, as determined under the Black-Scholes option pricing model, net of tax	(541,445)	(1,016,758)	$(1,151,296)

Net income (loss) — proforma	$859,435	$14,771,546	$(10,971,663)

Basic earnings (loss) per common share:
Net income (loss) — as reported	$0.05	$0.52	$(0.52)
Net income (loss) — proforma	$0.03	$0.49	$(0.53)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$0.04	$0.44	$(0.52)
Net income (loss) — proforma	$0.02	$0.41	$(0.53)

Product Liability – We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an on-going basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable.

Environmental Liability – We have provided reserves, on an undiscounted basis, for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, currently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (PRP), and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. We believe that we have adequately reserved for the reasonable estimable costs of known environmental obligations. Currently, reserves are reviewed and additional reserves or deletions to the reserves may occur due to the specific facts and circumstances previously noted.

	Estimated Reserve
Site	April 30, 2004	April 30, 2003
Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,238,000	1,243,000
Tank #15	0	27,000
Wildcat	116,000	108,000
Chlorinated Release	100,000	298,000
Academy	578,000	444,000

Total	$3,882,000	$3,970,000

Warranty – We generally provide a lifetime warranty to the “original” purchaser of our firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2004, 2003, and 2002 amounted to approximately $1,591,741, 1,194,328, and $1,021,410, respectively.

The changes in accrued warranties in the fiscal years ended April 30, 2004 and 2003 were as follows:

	For the Years Ended April 30,
	2004	2003
Beginning balance	$1,364,220	$1,354,226
Warranties issued and adjustments to provision	1,591,741	1,194,328
Warranty claims	(1,213,044)	(1,184,334)

Ending balance	$1,742,917	$1,364,220

Sales and Promotional Related Expenses – Net product sales are presented in the financial statements net of vendor promotional program costs that depend on the volume of sales, and amounted to approximately $234,000, $410,000, and $146,000 for the fiscal years ended April 30, 2004, 2003, and 2002, respectively. We have other vendor promotional programs, the costs of which do not depend on the volume of sales. These costs amounted to $197,000, $845,000, and $336,000 for the fiscal years ended April 30, 2004, 2003, and 2002, respectively, and are included in selling and marketing expenses.

Co-Op Advertising – We have a co-op advertising program at the retail level, and costs amounting to $797,000, $482,000, and $375,000 in fiscal 2004, 2003, and 2002, respectively, are included in selling and marketing expenses.

Shipping and Handling – In the accompanying financial statements, amounts billed to customers for shipping and handling are included in net product sales. Our costs relating to shipping and handling charges are included in cost of goods sold.

Insurance Reserves – We are “self-insured” through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2,000,000 per occurrence. Our liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recently issued accounting standards – In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132, as revised). FAS 132, as revised, requires additional disclosures about pension plans and other post-retirement benefit plans compared with those required in the original FASB Statement 132. These disclosures require that additional information be provided related to assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. FAS 132, as revised, also requires that information be provided regarding the types of plan assets, investment strategy, and measurement date(s). Most of the required disclosures under FAS 132, as revised, that are pertinent to us were effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. We do not currently have any accounting or disclosure requirements under the provisions of this interpretation.

4. Financial Instruments

Marketable Securities – consist entirely of mutual funds and are considered “available for sale.” The total gross unrealized gain/(loss) on marketable securities (mutual funds) was ($11,489) and $36,543 for the fiscal years ended April 30, 2004 and 2003.

	For the Years Ended April 30,
	2004		2003
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,550,227	$1,538,738	$1,543,897	$1,580,440

Collateralized Cash Deposits – consist entirely of money market funds. A summary of money market funds as of April 30, 2004 and 2003 is as follows:

	April 30, 2004	April 30, 2003
Money market funds	$23,010,644	$28,390,602
Amount classified as cash equivalents	337,585	6,877,602

Amount classified as collateralized cash deposits	$22,673,059	$21,513,000

A summary of collaterized cash deposits as of April 30, 2004 and 2003 is as follows:

	April 30, 2004	April 30, 2003
Banknorth note	$14,909,503	$15,000,000
Letters of credit	5,093,556	5,223,000
Foreign exchange exposure	2,250,000	870,000
ACH exposure	420,000	420,000

Total collaterized cash deposits	$22,673,059	$21,513,000

Our current bank loan agreement (See Note 5) obligates us to maintain a collateral balance equal to the face amount of the bank loan, plus any open letters of credit, plus foreign exchange exposure, plus any automated clearing house “ACH” exposure. Accordingly, we have presented collateralized cash deposits of $22,673,059 and $21,513,000 as of April 30, 2004 and 2003 as a non-current asset on the accompanying consolidated balance sheet.

5. Long-term Debt and Financing Arrangements

Bank Letters of Credit Facility –

In August 2001, we entered into an agreement for a general business purpose line of credit facility. Under the terms of this agreement, we may borrow up to $8.0 million for letters of credit. The outstanding balance accrues interest at the prime rate (4.00% as of April 30, 2004) and is due on demand. If we borrow or issue any letters of credit against this line, we must automatically pledge, assign, transfer, and grant to the lender, a continuing lien and security interest in all of our liquid assets maintained with the lender. As of April 30, 2004, we had open letters of credit aggregating $5.1 million compared to $5.2 million as of April 30, 2003.

Bank Loan –

In March 2002, we entered into a specific purpose loan agreement with our bank. Under the terms of this agreement, we borrowed $15.0 million to pay the Acquisition Note and the Melby Note related to the acquisition of Smith & Wesson Corp (see Note 2.) The outstanding balance of $14.9 million accrues interest at a rate of 5.85% per annum and is collateralized by liquid assets up to the face aggregate amount of the obligation. Interest is payable monthly, and the principal is payable in monthly installments, which began April 28, 2004, and is due in full by March 28, 2014. Monthly combined principal and interest payments are $166,060.

Tomkins Note –

The acquisition agreement related to our acquisition of Smith & Wesson Corp. requires us to guaranty obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins Note to the capital of Smith & Wesson Corp.,, leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins Note. In April 2003, we made an early repayment of $2 million to Tomkins to bring the principal balance down from $30.0 million to $28.0 million. In July 2003, we made another early repayment of $1 million to Tomkins to bring the principal balance down to $27.0 million.

In satisfaction of the agreement conditions, we executed a guaranty dated May 11, 2001 in favor of Tomkins. The terms of the Tomkins Note were amended as follows:

(a)	The due date is May 11, 2011;

(b)	The unpaid principal balance in 84 equal monthly payments of principal and interest of $434,405, which commenced May 31, 2004;

(c)	Dividends declared and paid by Smith & Wesson Corp. to us may not exceed $1,800,000 per annum;

(d)	Smith & Wesson Corp. may not liquidate, wind-up, or dissolve, or transfer or pledge its assets, including tangible and intangible assets; and

(e)	In the event of default on the Tomkins Note, the Tomkins Note will become due and payable in full immediately. In addition, any change in control of our company or Smith & Wesson Corp. will result in the Tomkins Note becoming due and payable in full immediately.

Total long-term debt maturing in fiscal 2005, 2006, 2007, 2008, 2009, and thereafter is $4.0 million, $4.4 million, $4.8 million, $5.2 million, $5.6 million, and $18.0 million, respectively.

The carrying amounts of notes payable as of April 30, 2004 and 2003 were as follows:

	April 30, 2004	April 30, 2003
Current portion of long term debt:
Tomkins note	$2,900,573	$—
Bank note	1,138,883	92,278

Total current portion	$4,039,456	$92,278

Non-current portion of long term debt:
Tomkins note	$24,099,428	$28,000,000
Bank note	13,770,618	14,907,722

Total non-current portion	$37,870,046	$42,907,722

6. Accounts Receivable and Major Customers

One customer accounted for approximately 13% and 11% of our net product sales in the fiscal years ended April 30, 2004 and 2003, respectively. This customer owed us approximately $1,797,000, or 9% of total accounts receivable, as of April 30, 2004 and $1,163,000, or 8% of total accounts receivable, as of April 30, 2003.

7. International Sales

We sell our products worldwide. A breakdown of international and export sales, which accounted for approximately 10%, 15%, and 16% of net product sales for the fiscal years ended April 30, 2004, 2003, and 2002, respectively, is as follows:

	For the Years Ended April 30,
Region	2004	2003	2002
Europe	$3,121,000	$3,893,000	$3,807,000
Asia	5,434,000	6,741,000	4,474,000
Latin America	2,029,000	2,982,000	2,914,000
All others	1,567,000	694,000	1,374,000

Total Net Sales	$12,151,000	$14,310,000	$12,569,000

8. Other Income/(Expense)

A summary of other income/(expense) items in the fiscal years ended April 30, 2004 and 2003 is as follows:

	For the Years Ended April 30,
	2004	2003
Refunds from insurer	$402,284	$1,688,393
Currency loss on euro purchases	(1,132,923)	(9,439)
Gain on sale of land	—	1,666,132
Optics/Versa Vault write-down	—	(1,114,666)
Market adjustment on derivatives	(227,930)	187,474
Other	57,894	(55,053)

	$(900,675)	$2,362,841

9. Advertising Costs

Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. In the fiscal years ended April 30, 2004, 2003, and 2002, advertising expenses amounted to approximately $5,175,000, $4,171,000, and $2,555,000, respectively.

10. Property, Plant, and Equipment

     A summary of property, plant, and equipment as of April 30, 2004 and 2003 is as follows:

	April 30, 2004	April 30, 2003
Machinery and equipment	$9,894,897	$6,946,482
Building and improvements	842,995	604,198
Land and improvements	258,087	258,263

	10,995,979	7,808,943
Less accumulated depreciation	(2,913,950)	(1,267,439)

	8,082,029	6,541,504
Construction in Progress	2,939,145	593,569

	$11,021,174	$7,135,073

Depreciation expense amounted to $1,682,109, $969,779, and $393,911 in the fiscal years ended April 30, 2004, 2003, and 2002, respectively.

11. Inventories

A summary of inventories, stated at lower of cost or market, as of April 30, 2004 and 2003 is as follows:

	April 30, 2004	April 30, 2003
Finished goods	$5,318,632	$4,626,363
Finished parts	8,060,833	8,162,006

	April 30, 2004	April 30, 2003
Work in process	1,897,614	1,897,668
Raw material	709,626	913,268

	$15,986,705	$15,599,305

The changes in the reserve for obsolete and excess inventory in the fiscal years ended April 30, 2004 and 2003 are as follows:

	For the Years Ended April 30,
	2004	2003
Beginning balance	$1,760,778	$1,326,081
Additions/adjustments	283,063	628,248
Write-offs	(82,945)	(193,551)

Ending Balance	$1,960,896	$1,760,778

12. Intangible Assets

Intangible assets are recorded at cost and arose from our acquisition of Smith & Wesson Corp. and its patents. The patents are being amortized using the straight-line method over their estimated useful lives ranging from 10 to 20 years.

A summary of intangible assets is as follows:

	April 30, 2004	April 30, 2003
Patents	$393,208	$328,228
Less accumulated amortization	(41,300)	(17,895)

	$351,908	$310,333

Amortization expense amounted to $23,405, $17,895, and $41,661 in the fiscal years ended April 30, 2004, 2003, and 2002, respectively. In fiscal 2003, the remaining unamortized balance of tradenames of $800,000 was eliminated as a result of the reversal of the tax valuation allowance. Amortization expense on the patents will approximate $24,000 annually over each of the next five fiscal years.

13. Other Non-current Liabilities

Other non-current liabilities consist of the following as of April 30, 2004 and 2003:

	April 30, 2004	April 30, 2003
Product liability	$11,358,117	$16,053,518
Environmental	3,781,755	3,868,228
Workers compensation	746,105	465,099
Severance	333,004	643,233
Post retirement medical	280,786	320,863

	April 30, 2004	April 30, 2003
Sales tax	208,033	—
Warranty	206,147	224,857
Legal	—	343,000

Other non-current liabilities	$16,913,947	$21,918,798

Severance payments will continue through January 2009.

14. Derivative Financial Instruments and Hedging Activities

Effective May 1, 2002, we adopted Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. It also requires that changes in the derivative instrument’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

We use forward contracts to reduce the risk of unfavorable price movements relating to the payment in euros for purchases of inventory from Carl Walther, GmbH, Germany.

In order to apply hedge accounting under Statement 133, a company is required to establish and document, at the inception of the hedge, the nature of the hedge, the method it will use for assessing the effectiveness of the hedging derivative, and the measurement approach for determining the ineffective portion of the hedge. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under Statement 133. As a result, beginning May 1, 2002, changes in fair value of the derivatives are recognized immediately in earnings. The fair values of the derivative financial instruments are estimated based on quoted market prices for the underlying commodities.

There was no cumulative effect adjustment relating to the adoption of Statement 133, as there were no outstanding derivatives as of April 30, 2002. The fair value of all outstanding derivatives was a liability of approximately $40,000 as of April 30, 2004 and was approximately $187,000 as of April 30, 2003.

15. Related Party Transactions

On April 1, 2000, we acquired a 50% interest in Walther USA, LLC, a joint venture with Carl Walther USA, LLC. Each member contributed $50,000. Walther USA purchased and sold the “Walther” brand handguns worldwide. Neither we nor our management had control of Walther USA. We provided limited procurement and employee support services. Accordingly, this joint venture was accounted for under the equity method of accounting, whereby we recorded our share of net income and loss. The members of Walther USA, LLC chose December 31 as its fiscal year end; however, we recorded our share of net income or loss consistent with our April 30 year-end. Effective January 1, 2002, the members agreed to dissolve Walther USA, LLC, the operations of the joint venture ceased, and we acquired all of the firearms inventory at cost. The affairs of the joint venture were wound up, and all final settlements between the parties were reached in January 2003. A summary of the transactions with Walther USA, LLC is as follows:

For the Year Ended
April 30, 2003
Due from/(to) Walther USA, LLC:
Beginning balance	$(320,464)
Forgiveness of debt	(172,763)
Purchases/billings	—
Net payments	493,227

Ending Balance	—
Investment in Walther USA, LLC:
Beginning balance	$(208,889)

For the Year Ended
April 30, 2003
50% equity in net income of Walther USA	—
Dissolution of joint venture settlement	208,889

Net investment in Walther USA	—

Net balance	$—

Carl Walther GmbH

Carl Walther GmbH sells products to us. Neither we nor our management has any control over Carl Walther GmbH. A summary of transactions with Carl Walther GmbH is as follows:

	For the Years Ended April 30,
	2004	2003
Due to Carl Walther, GmbH (included in accounts payable on consolidated balance sheet):
Beginning balance (advances)	$478,605	$280,446
Purchases/billings	13,384,880	7,675,853
Net payments	(13,118,921)	(7,477,694)

Balance at end of year	$744,564	$478,605

16. Self-Insurance Reserves

As of April 30, 2004 and 2003, we had reserves for workers’ compensation and product liability totaling approximately $14,426,858 and $23,119,038, respectively, of which, $12,104,222 and $16,518,617, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,322,636 and $6,600,421, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $583,813 and $(262,065) in the fiscal years ended April 30, 2004 and 2003, respectively.

Following is a summary of the activity in the workers’ compensation and product liability reserves in the fiscal years ended April 30, 2004 and 2003:

	For the Years Ended April 30,
	2004	2003
Beginning balance	$23,119,038	$26,993,525
Provision, net of reserve adjustments	583,813	(262,065)
Payments	(2,253,328)	(2,975,941)
Reduction in gross liability estimate with an offset to receivable from insurance carrier	(7,022,665)	(636,481)

Ending balance	$14,426,858	$23,119,038

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. As of April 30, 2004 and 2003, we had product liabilities of approximately $13.5 million and $22.5 million, respectively, consisting entirely of expected legal defense costs. In addition, we have recorded receivables from an insurance carrier related to these liabilities of $8.3 million and $15.3 million as of April 30, 2004 and 2003, respectively.

17. Restructuring and Dispositions

In January 2004, we decided to close our Scottsdale corporate office and transfer the executive office functions, along with our licensing operations, to our Springfield, Massachusetts facility. We also decided to discontinue our Crossings catalog, as well as to close our Advanced Technology division. As a result, we incurred a one-time charge of approximately $1 million in fiscal 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters was approximately $804,000. The remaining $196,000 were costs to discontinue our Crossings catalog and advanced technology businesses.

A summary of the activity in the restructuring accrued liability for the fiscal year ended April 30, 2004 is as follows:

Beginning Balance	$—
Costs - Accrued	1,000,931
Costs - Paid or Settled	(594,618)
Adjustment to Original Estimate	(40,585)

Ending Balance	$365,728

18. Capital Stock

Common stock –

In connection with a portion of the financing used to acquire Smith & Wesson Corp on May 11, 2001, we granted 8,703,950 warrants, consisting of 7,094,500 to the lender, 900,000 to affiliates of the lender, and 709,450 to finders.

During the fiscal year ended April 30, 2003, options and warrants were exercised as follows:

In October 2002, we issued 67,117 shares of common stock having a market value of $89,266 under our employee stock purchase plan. The underlying value of these shares was $76,012.

In November 2002, we issued 4,700 shares of common stock having a market value of $8,037 to an employee to settle $5,875 in compensation due him. These shares were valued at $1.25 per share.

In November 2002, we issued 50,000 shares of common stock to an unrelated third party as part of a litigation settlement.

In February 2003, we issued 165,032 shares of common stock to an individual upon the exercise of a warrant, which had an exercise price of $1.00 per share.

In March 2003, we issued an aggregate of 300,000 shares of common stock to two unrelated parties upon the exercise of warrants. The warrants had an exercise price of $.50 per share.

In March 2003, we issued 149,681 shares of common stock to a former executive officer of our company upon the exercise of a warrant, which had an exercise price of $1.00 per share.

In March 2003, we issued 24,000 shares of common stock having a market value of $40,800 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $19,440.

In March 2003, we issued 10,000 shares of common stock having a market value of $15,700 to a current director of our company upon the exercise of options granted to him. The underlying value of these shares was $11,800.

In April 2003, we issued 42,666 shares of common stock having a market value of $65,279 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $34,560.

In April 2003, we issued 122,819 shares of common stock having a market value of $192,826 under our employee stock purchase plan. The underlying value of these shares was $139,893.

During the fiscal year ended April 30, 2004, options and warrants were exercised as follows:

In July 2003, we issued 10,000 shares of common stock having a market value of $18,800 to an unrelated third party upon the exercise of options with an underlying value of $11,500. The difference was recorded as consulting expense.

In September 2003, we issued 10,000 shares of common stock having a market value of $19,000 to an unrelated third party upon the exercise of options with an underlying value of $17,200. The difference was recorded as consulting expense.

In October 2003, we issued 116,752 shares of common stock having a market value of $220,661 under our employee stock purchase plan. The underlying value of these shares was $133,593.

In November 2003, we issued 5,000 shares of common stock having a market value of $10,900 to an unrelated third party upon the exercise of options with an underlying value of $8,600. The difference was recorded as consulting expense.

In January 2004, we issued 10,000 shares of common stock having a market value of $15,000 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $8,100.

In February 2004, we issued 10,000 shares of common stock having a market value of $16,100 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $8,100.

In March 2004, we issued 5,075 shares of common stock having a market value of $8,628 to a current employee upon the exercise of options granted to him. The underlying value of these shares was $4,110.

In April 2004, we issued 109,344 shares of common stock having a market value of $183,681 under our employee stock purchase plan. The underlying value of these shares was $124,136.

In April 2004, we issued 40,000 shares of common stock having a market value of $77,010 to current and former employees upon the exercise of options granted to them while employees of our company. The underlying value of these shares was $37,877.

The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Years Ended April 30,
	2004			2003			2002
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
Basic income (loss) earnings per share	$1,389,480	30,719,114	$0.05	$15,663,479	29,860,228	$0.52	($10,778,215)	20,878,937	($0.52)
Effect of dilutive stock options	—	5,896,448	(0.01)	—	5,834,761	(0.08)	—	—	—

Diluted income (loss) earnings per share	$1,389,480	36,615,562	$0.04	$15,663,479	35,694,989	$0.44	($10,778,215)	20,878,937	($0.52)

Options to purchase 116,666 shares of the our common stock were excluded from the fiscal 2004 computation of diluted earnings per shares because the average exercise price was greater than the average market price of the common shares at the end of the year.

Options to purchase 50,000 shares of our common stock were excluded from the fiscal 2003 computation of diluted earnings per shares because the average exercise price was greater than the average market price of the common shares at the end of the year.

Options and warrants to purchase 12,709,450 shares of our common stock were excluded from the fiscal 2002 computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants –

We issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants in fiscal 2002.

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 24, 2001), to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant and the underlying shares.

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (formerly approved by the Board of Directors on April 24, 2001), to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $.89 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant and the underlying shares.

The following outlines the activity related to the warrants for the periods indicated:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of year	10,000,000	$0.89	11,159,450	$0.89	11,550,000	$0.83
Granted during the year	—	—	—	—	8,703,950	$0.49
Exercised during the year	—	—	(1,009,450)	$0.85	(9,094,500)	$0.43
Canceled/forfeited during the year	—	—	(150,000)	$5.00	—	—

Warrants outstanding, end of year	10,000,000	$0.89	10,000,000	$0.89	11,159,450	$0.89

Shares exercisable, end of year	10,000,000	$0.89	10,000,000	$0.89	11,159,450	$0.89

Weighted average remaining life (years)	2.1		3.1		3.6

19. Stock Option and Employee Stock Purchase Plans

We have an Employee Stock Option Plan (“the SOP”). The plan authorizes the issuance of up to 10,000,000 shares of our common stock upon the exercise of the options granted under the plan. The Board of Directors or a committee established by the board administers the SOP, selects recipients to whom options are granted, and determines the number of options to be awarded. Options granted under the SOP are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless previously terminated by the board, is 10 years or May 14, 2011. Any options granted under the SOP become exercisable over a period of no longer than 10 years. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, it has been reduced. In the fiscal years ended April 30, 2004 and 2003, we granted 340,000 and 1,202,500 options, respectively, under the SOP.

The number and weighted average exercise prices of options granted under the SOP for the fiscal years ended April 30, 2004, 2003, and 2002 are as follows:

	For the Years Ended April 30,
	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,542,500	$1.10	1,550,000	$0.81	—	—
Granted during the year	340,000	$1.81	1,202,500	$1.43	1,550,000	$0.81
Exercised during the year	(90,075)	$1.06	(76,666)	$0.86	—	—
Canceled/forfeited during the the year	(403,333)	$1.28	(133,334)	$0.81	—	—

Options outstanding, end of year	2,389,092	$1.17	2,542,500	$1.10	1,550,000	$0.81

Shares exercisable, end of year	1,689,102	$1.15	1,112,507	$1.20	—	—

     A summary of stock options outstanding and exercisable as of April 30, 2004 is as follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at April 30	Contractual Life	Exercise Price	April 30	Exercise Price
Range of Exercise Prices
$0.81 - $0.81	1,139,093	7.68 years	$0.81	842,435	$0.81
$1.18 - $1.54	918,333	8.63 years	$1.38	615,001	$1.42
$1.65 - $2.21	331,666	9.70 years	$1.83	231,666	$1.67
$0.81 - $2.21	2,389,092	8.33 years	$1.17	1,689,102	$1.15

We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP is implemented by a series of offering periods of 24 months duration (reduced to six months duration as of October 11, 2004) with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price must equal 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and continued until March 31, 2004. Each offering period consists of four consecutive purchase periods of six months’ duration. The last day of each purchase period will be the purchase date for such purchase period. A purchase period commencing on April 1 ends on the next September 30. A purchase period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2004 and 2003, 226,096 and 189,936 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

We apply APB 25 in accounting for our stock compensation plans under which no compensation cost has been recognized. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in footnote 3 under “Stock Options.”

For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted in fiscal 2004 and 2003 was $1.46 and $1.10, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2004 and 2003 was $.58 and $.54, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	For the Years Ended April 30,
	2004	2003
Stock option grants:
Risk-free interest rate	3.95%	3.95%
Expected life	8.09 years	8.3 years
Expected volatility	82.0%	76.5%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.88%	3.75%
Expected life	6.0 months	5.3 months
Expected volatility	70.1%	76.5%
Dividend yield	0%	0%

20. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan – We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $580,000 for the fiscal year ended April 30, 2004, $557,000 for the fiscal year ended April 30, 2003, and $573,000 for the fiscal year ended April 30, 2002.

Non-contributory Profit Sharing Plan – We also have a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2004, we plan to contribute approximately $2,272,000. We contributed approximately $1,621,000 for the fiscal year ended April 30, 2003 and approximately $820,000 for the fiscal year ended April 30, 2002. Contributions are funded after fiscal year-end.

21. Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program – We have certain obligations under a now terminated program that provided health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfathered provision provides varying degrees of coverage based upon years of service. There are currently six retirees covered by the program and 14 active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The post-retirement medical liability was approximately $313,000 as of April 30, 2004 and approximately $366,000 as of April 30, 2003.

The following tables sets forth the Post-retirement Medical and Life Plan’s status and amounts recognized in our Retirement Incentive Program:

	For the Years Ended April 30,
	2004	2003
Change in benefit obligation:
Net benefit obligation at beginning of year	$228,601	$214,441
Service cost	3,841	3,273
Interest cost	10,091	14,175
Actuarial loss/(gain)	(11,220)	22,712
Benefits paid	(25,957)	(26,000)

Net benefit obligation at end of year	$205,356	$228,601

Reconciliation of funded status:
Funded status at end of year	$(205,356)	$(228,601)
Unrecognized actuarial gain	(108,057)	(137,262)

Net amount recognized at end of year	$(313,413)	$(365,863)

Net periodic post-retirement benefit expense/(income) includes the following components:

	2004	2003
Service cost	$3,841	$3,273
Interest cost	10,091	14,175
Recognized actuarial gain	(40,425)	(48,950)

Net periodic benefit income	$(26,493)	$(31,502)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.50 % and 4.68% in fiscal 2004 and fiscal 2003, respectively.

For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004, with the rate grading down to an ultimate rate of 5%. In fiscal 2003, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed, the rate was assumed to decrease gradually to 4.0% until 2008.

For the fiscal years ended April 30, 2004 and 2003, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial affect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2004 – $32,627, 2005 – $38,655, 2006 – $50,182, 2007 – $35,743, 2008 – $30,320, and 2009 through 2013 – $47,180.

22. Income Taxes

We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statement is as follows:

	For the Years Ended April 30,
	2004	2003	2002
Federal income taxes (benefit) expected at 34% statutory rate	$440,056	$1,120,538	$(3,639,615)
State income taxes (benefit), less federal income tax benefit	53,205	(563,544)	46,595
Interest expense (warrant related costs)	—	—	607,410
Other	(28,014)	(15,235)	(39,116)
Business meals and entertainment	43,271	38,123	26,807
Export sales benefit	(42,850)	(48,046)	—
Depreciation-permanent	(137,442)	—	—
Tax reserves	—	—	468,350
Deferred tax liability reduction	—	(267,684)	—
Federal net operating loss adjustment	(416,193)	—	—
Change in federal valuation allowance	—	(12,656,537)	2,600,167

Total provision	$(87,967)	$(12,392,385)	$70,598

Federal and state income tax expense/(benefit) of $(4,217) in fiscal 2004, $11,935 in fiscal 2003, and $0 in fiscal 2002 have been allocated to other comprehensive income.

The fiscal 2004 tax provision includes a $416,193 benefit for federal net operating loss adjustments. This benefit relates to the filing of amended fiscal 2003 and 2002 federal income tax returns to recognize tax deductions for warrant and option exercises. We were previously not entitled to these deductions, as we had not complied with federal statutory reporting requirements. We have subsequently complied with these reporting requirements and are now entitled to realize these tax benefits relating to warrant and option exercises.

During the fourth quarter of fiscal 2003, we released federal and state valuation allowance in the amounts of $12.7 million and $800,000, respectively. A portion of the tax benefit resulting from the release of the valuation allowance was recorded against intangible assets in accordance with Statement of Financial Accounting Standards No. 109 paragraph 30. Although realization of these deferred tax assets is not assured, we assessed positive evidence, including forecasts of future taxable income, to support realization of the net deferred tax assets and negative evidence, including our tax losses in recent years, and concluded that it was more likely than not, with the exception of state net operating loss carryforwards, that all deferred tax assets will be realized. Realization depends on generating sufficient future taxable income during the periods in which temporary differences become deductible and prior to the expiration of net operating loss carryforwards. The amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Differences between forecasted and actual future operating results could adversely impact our ability to realize the deferred tax assets.

The income tax provision (benefit) consists of the following:

	For the Years Ended April 30
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	138,299	61,286	70,598

Total current	138,299	61,286	70,598
Deferred:
Deferred federal and state	(90,410)	1,017,460	(2,831,124)
Valuation allowance	(135,856)	(13,471,131)	2,831,124

Total deferred	(226,266)	(12,453,671)	—

Total provision	$(87,967)	$(12,392,385)	$70,598

The tax benefit associated with the exercise of employee non-qualified stock options increased the amount of our deferred tax asset in fiscal 2004 by $40,527, as a result of the utilization of less net operating loss carryforwards in fiscal 2004 ($0 for fiscal 2003 and 2002).

Future tax benefits (deferred tax liabilities) related to temporary differences on the following:

	For the Years Ended April 30,
	2004	2003
Current tax assets (liabilities):
Environmental reserves	$36,709	$36,600
Inventory reserves	1,486,856	993,860
Product liability	395,354	702,721
Accrued expenses, including compensation	2,408,360	1,981,386
Warranty reserve	511,937	416,955
Other	586,740	1,302,606
Section 481 LIFO to FIFO adjustment	(1,402,739)	(1,398,585)
Property taxes	(122,737)	(103,462)
Less valuation allowance	—	—

Net deferred tax asset (liability) — current	$3,900,480	$3,932,081

Non-current tax assets (liabilities):
Net operating loss carryforwards	$5,573,088	$5,331,849
Environmental reserves	1,388,236	1,415,774
Product liability	1,504,933	1,935,070
Accrued expenses, including compensation	476,360	478,362
Warranty reserve	127,867	82,350
Property, plant, and equipment	1,291,055	1,900,235
Section 481 LIFO to FIFO adjustment	—	(1,398,585)
Intangibles	—	—
Other	(293,234)	160,712
Less valuation allowance	(461,018)	(596,874)

Net deferred tax asset (liability) — non-current	9,607,287	9,308,893

Net tax asset (liability) — total	$13,507,767	$13,240,974

We had federal net operating loss carryforwards amounting to $15.0 million, $13.9 million, and $13.3 million as of April 30, 2004, 2003, and 2002, respectively. Utilization of these losses may be limited by certain federal statutory provisions. In conjuction with the acquisition of Smith & Wesson Corp., there may have been a cumulative change in ownership over a three-year period pursuant to section 382 of the Internal Revenue Code. Additional analysis is still required in order to conclude whether or not a section 382 change has occurred. However, these provisions are not expected to impair our ability to realize these assets prior to expiration. Federal net operating losses account for $5.1 million of the total net deferred tax asset of $13.5 million and $4.7 million of the $13.2 million of deferred tax assets as of April 30, 2004 and 2003, respectively. The net operating loss carryforwards are scheduled to expire in the following years:

$737,255	Expires 2019
$2,290,046	Expires 2020
$1,177,071	Expires 2021
$8,811,801	Expires 2022
$1,869,051	Expires 2023
$79,329	Expires 2024

State net operating loss carryforwards amounted to $12.1 million, $15.1 million, and $15.1 million as of April 30, 2004, 2003, and 2002, respectively, most of which expire from fiscal 2004 to fiscal 2006. Certain state provisions may limit our ability to utilize state net operating losses in any given year when certain events occur, including cumulative changes in ownership interests over a three-year period. In our opinion, due to the uncertainty of the realization of the benefit from state net operating losses, a valuation allowance will be maintained against most of these deferred tax assets.

SFAS 109 requires that if a valuation allowance is recognized for the deferred tax asset for an acquired entity’s deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized in the financial statements shall be applied to first reduce goodwill, if any, related to the acquisition, second to reduce other non-current intangible assets related to the acquisition, and third to reduce income tax expense. Non-current intangible assets were reduced by approximately $800,000 in the fiscal year ended April 30, 2003 in accordance with this standard. The remaining $13.5 million April 30, 2003 change to valuation allowance was recorded as a reduction to income tax expense.

23. Commitments and Contingencies

Litigation

We, together with other firearms manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the allegations of defective product design are unfounded, and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are also a co-defendant in various legal proceedings brought by certain cities, municipalities, and counties against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes, and conspiracy or concert of action theories.

We monitor the status of known claims and the product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, we believe, after consultation with litigation counsel, that it is uncertain whether the outcome of these claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We believe that we have provided adequate reserves for defense costs. We do not anticipate a material adverse judgment and intend to vigorously defend ourselves.

At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $454 million as of April 30, 2004 and $903 million as of April 30, 2003, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

In the fiscal years ended April 30, 2004 and 2003, we paid $1.5 million and $2.2 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $16,039 and $207,500, respectively, in those fiscal years in settlement fees relative to product liability cases.

We have recorded the liability for defense costs at a level before reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

SEC Investigation

The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

We have in place programs and personnel to monitor compliance with various federal, state, and local environmental regulations. In the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We fund our environmental costs through cash flows from operations. We believe that we are in compliance with applicable environmental regulations in all material respects.

We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to five release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency (“EPA”) and/or individual states under CERCLA or a state equivalent at one site.

We had reserves of $3.9 million as of April 30, 2004 ($3.8 million as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation irrelevant. Our estimate of these costs are based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We doe not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum.

SRA is a public body politic and corporate created pursuant to Massachusetts General Laws. This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. Although we have entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale, we have not revised our environmental reserve to determine if a revision is necessary. We will monitor the progress of the SRA in the remediation and development of the property. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow us to review our environmental reserve to determine if a revision is necessary. Based upon the previously identified specific facts and circumstances, we may revise the environmental reserve in the future. This revision could have a significant impact on our earnings for the period in which such revision is made.

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

Contracts

Employment Agreements — We have entered into employment agreements with certain officers and managers to retain their service in the ordinary course of business. We have also entered into severance agreements with certain officers and managers affected by restructuring and the discontinuance of certain businesses. See footnote 17.

Other Agreements — We have various distribution agreements with various third parties in the ordinary course of business.

Rental Leases

We lease office space in Scottsdale under an operating (non-renewing) lease, which expires in May 2005. We also lease photocopiers at our Springfield location with various expiration dates. As of April 30, 2004, the lease commitment over the next five fiscal years is as follows:

For the Years Ended April 30,	Amount
2005	$157,364
2006	42,524
2007	32,084
2008	31,153
2009	19,872

$282,997

Lease expense in the fiscal years ended April 30, 2004, 2003, and 2002 was approximately $151,153, $147,110, and $102,243, respectively.

24. Quarterly Financial Information

The following table summarizes quarterly financial results in fiscal 2004 and fiscal 2003. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Net product sales	$28,792,856	$28,874,158	$27,454,067	$32,771,426	$117,892,507
Licensing revenue	423,303	362,701	464,521	371,603	1,622,128
Gross profit	8,954,439	9,370,475	8,189,502	12,213,215	38,727,631
Income (loss) from operations	2,349,212	1,301,886	(2,161,246)	3,738,060	5,227,912
Net income (loss)	585,248	670,665	(1,706,932)	1,840,499	1,389,480
Per common share
Basic (*)	0.02	0.02	(0.06)	0.06	0.05
Diluted (*)	0.02	0.02	(0.06)	0.05	0.04
Dividends	0.00	0.00	0.00	0.00	0.00
Market price	$1.94-1.35	$2.50-1.65	$2.40-1.39	$2.11-1.50	$2.50-1.35
(high-low)

	For the Year Ended April 30, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
Net product sales	$21,297,348	$24,074,731	$25,509,861	$27,586,826	$98,468,766
Licensing revenue	295,748	416,128	409,190	381,382	1,502,448
Gross profit	6,168,508	7,536,188	7,016,777	9,085,517	29,806,990
Income (loss) from operations	585,708	844,199	956,520	1,416,705	3,803,132
Net income (loss)	(111,902)	136,862	718,545	14,919,974	15,663,479
Per common share
Basic (*)	0.00	0.00	0.02	0.49	0.52
Diluted	0.00	0.00	0.02	0.42	0.44
Dividends	0.00	0.00	0.00	0.00	0.00
Market price	$2.87-1.50	$1.75-1.00	$2.70-1.50	$2.00-1.30	$2.87-1.00
(high-low)

     (*) – Quarterly per share data does not add to full year due to rounding.

25. Subsequent Events

On June 3, 2004, we completed the sale of certain net assets associated with our Identi-Kit product line to Copia Partners, LLC d/b/a

Indenti-Kit Solutions, a limited liability company, whose principals are former employees of ours, for $300,000 in cash and a 6% license fee on future net revenue, as defined, of the product line. The effective date of the sale was May 1, 2004. Under terms of the agreement, we retain ownership of the tradename Identi-Kit and granted the buyer a ten year renewable license.

26. Predecessor Financial Statements (Unaudited)

The unaudited financial statements of Smith & Wesson Corp (“S&W”) are presented as of May 11, 2001 and for the 13-day period then ended. They are presented for S&W as predecessor to Smith & Wesson Holding Corporation (“SWHC”). SWHC has previously filed a Form 8K/A Report dated July 30, 2001, containing financial statements of S&W as of April 28, 2001 and for the year then ended. S&W was acquired on May 11, 2001.

SMITH & WESSON CORP AND SUBSIDIARY

CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

For the 13-Day Period Ended May 11, 2001:

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

For the 13-Day Period Ended May 11, 2001:

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

For the 13-Day Period Ended May 11, 2001

Notes to Consolidated Financial Statements

(1)	Organization and Business Activity:

Organization:

S&W was incorporated under the laws of the state of Delaware on January 13, 1987. S&W and its predecessors have been in business since 1852. Since its formation, it has undergone several ownership changes. Prior to incorporation on January 13, 1987, Smith & Wesson Corp. operated as a division of Lear Siegler. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware, that is a subsidiary of UK-based Tomkins PLC acquired all the outstanding stock of S&W from Lier Siegler.

On May 11, 2001, Saf-T-Hammer Corporation purchased all of the outstanding stock of the S&W from Tomkins for $15,000,000 (See Note 13 “Subsequent Events”).

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of S&W and its wholly owned subsidiaries — Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), and Smith & Wesson, Inc. (United States). All significant inter-company accounts and transactions have been eliminated in consolidation.

Business Activity:

S&W manufactures firearms and related products and accessories for sale to registered distributors, sportsmen, collectors, public safety officials, and military agencies in the United States and also sells to distributors throughout the world.

S&W has two manufacturing facilities (in Springfield, Massachusetts and Houlton, Maine), both of which are used primarily to manufacture firearms. However, S&W also uses its machine-tooling capabilities at the Springfield facility to manufacture and assemble bicycles, handcuffs, golf club heads, and component parts for various industries.

(2)	Summary of Significant Accounting Policies:

Fiscal Year End:

S&W’s fiscal year ends on the Saturday closest to April 30. The accompanying consolidated financial statements are for the 13-day period from April 29, 2001 through May 11, 2001.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires S&W to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from their estimates and assumptions. In addition, future facts and circumstances could alter management’s estimates with respect to the adequacy of insurance reserves. The more significant estimates and assumptions used by S&W in the preparation of the financial statements relate to the reserves established for uncollectible accounts receivable, obsolete and slow moving inventory and certain accrued liabilities, including, product, environmental. and warranty liabilities and workers’ compensation.

Revenue Recognition:

S&W recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

S&W recognizes tooling, forging, heat treating, finishing, plating, and engineering support revenues after acceptance by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured and thereby S&W has earned the right to receive and retain payments for services performed and billed.

S&W recognizes licensing revenue from the use of its Identi-Kit software over the subscription period.

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

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was initially effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133, was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. S&W adopted this new standard as of January 1, 2001. The adoption did not have a material effect on S&W’s financial position, results of operations, or cash flows.

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which became effective December 2000. SAB No. 101 summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material effect on the S&W’s revenue recognition policies.

In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25 Accounting for Certain Transactions Involving Stock Compensation, which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). If the exercise price of a fixed stock option award is reduced, the award must be accounted for as variable stock option plan from the date of the modification to the date the award is exercised, is forfeited or expires unexercised. The exercise price of a stock option has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than, or potentially less than, the fair value of the consideration that was required to be paid pursuant to the option award’s original terms. The requirements concerning modifications to fixed stock option awards that directly or indirectly reduce the exercise price of an option award apply to modifications made after December 15, 1998, and is applied prospectively as of July 1, 2000. The adoption of this interpretation did not impact S&W’s financial statements.

In January 2001, the Financial Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. this pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included in indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments that were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should S&W enter into such agreements.

(3)	Major Customer:

One customer accounted for approximately 13% of S&W’s net sales for the 13-day period ended May 11, 2001. This customer owed S&W approximately $254,000 as of May 11, 2001.

(4)	International Sales:

S&W sells its products worldwide. A breakdown of international and export sales, which accounted for approximately 8% of net sales for the 13-day period ended May 11, 2001, is as follows:

Net Sales by Region
Europe	$4,000
Asia	2,000
Latin America	85,000
All others	60,000

Total	$151,000

(5)	Advertising Costs:

Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the 13-day period ended May 11, 2001, advertising expenses amounted to approximately $64,000.

(6)	Benefit Plans:

Contributory Defined Investment Plan

S&W offers a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 15% of their annual pay, with S&W matching 50% of the first 6% of combined pre and post-tax compensation. S&W contributions are made at the end of the month. S&W did not make a contribution during the 13-day period ended May 11, 2001.

Non-contributory Profit Sharing Plan

S&W also has a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. S&W contributes 15% of its net operating profit before interest and taxes, as defined, to the plan each year. S&W did not make a contribution during the 13-day period ended May 11, 2001.

Post-Retirement Medical Program

S&W has certain obligations under a terminated program that provided healthcare to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfather provision provides varying degrees of coverage based upon years of service. There are currently 15 retirees covered by the program and 21 active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent consultant. The post-retirement medical liability as of May 11, 2001 amounted to approximately $506,000, all of which is included in accrued liabilities on the accompanying balance sheet.

The following table sets forth the Post-retirement Medical and Life Plan’s status and amounts recognized in S&W’s Retirement Incentive Program. The financial position at May 11, 2001 is as follows:

Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested benefits of $94,494	$172,231
Projected benefit obligation for service rendered to date	333,586
Plan assets	—

Unpaid pension cost	333,586
Balance at May 11, 2001	$505,817

Beginning balance, April 28, 2001	$505,817
Net periodic postretirement benefit cost/ (income)	—
Payments during the 13-day period ended May 11, 2001	—

Balance at May 11, 2001	$505,817

Net periodic post-retirement benefit cost/ (income) for the 13-day period ended May 11, 2001 was zero.

(7)	Subsequent Events:

The Acquisition

Pursuant to a stock purchase agreement (the “Acquisition Agreement”) dated as of May 11, 2001 between Tomkins Corporation (“Tomkins”) and Saf-T-Hammer Corporation, Saf-T-Hammer acquired all of the issued and outstanding shares of S&W. As a result of the acquisition, S&W became a wholly owned subsidiary of Saf-T-Hammer. Saf-T-Hammer then changed its corporate name to Smith & Wesson Holding Corporation. Saf-T-Hammer paid $15 million in exchange for all of the issued and outstanding shares of Smith & Wesson as follows:

•	$5 million, which was paid at closing

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by the Saf-T-Hammer to Tomkins (the “Acquisition Note”) providing for interest at a rate of 9% per year

The Purchase Price was the result of negotiations between the Saf-T-Hammer and Tomkins.

Acquisition Note

Pursuant to the acquisition agreement, SWHC issued a promissory note in the amount of $10 million as partial consideration for the acquisition of S&W. This note was due on May 11, 2002, was unsecured and bore interest at 9% per annum.

Tomkins Note

The acquisition agreement required SWHC to guaranty S&W’s obligations to Tomkins under a promissory note issued on April 30, 1997 by S&W to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed to the capital of S&W $23,830,000 of the Tomkins Note, thereafter leaving a balance of $50,000,000. Immediately subsequent to the acquisition, S&W paid $20,000,000 of the Tomkins Note. The outstanding principal balance on the Tomkins Note is $30 million. In satisfaction of this condition, SWHC executed a guaranty in favor of Tomkins dated May 11, 2001. The terms of the Tomkins Note was amended as follows:

(a)	The new loan was due on May 11, 2011.

(b)	The unpaid principal balance is payable in 84 equal monthly payments, which commenced on May 11, 2004.

(c)	Dividends declared and paid by S&W to SWHC may not exceed $1,800,000 per year.

(d)	S&W may not liquidate, wind-up, or dissolve, or transfer or pledge assets.

(e)	In the event of default on the Tomkins Note, the Tomkins Note will be accelerated and become due and payable in full immediately.

The Loan

The initial payment of $5 million was obtained as a loan from an individual, pursuant to a Promissory Note Loan Agreement dated May 6, 2001 between SWHC and an individual (the “Note”). Interest accrued on the note at a rate of 12% per annum until maturity on May 15, 2002. Pursuant to the terms of the note, SWHC prepaid the annual interest of $600,000 on the latter of five business days after the consummation of the acquisition or May 15, 2001. This prepayment was consented to by Tomkins.