Form 10-Q
period 2004-07-31
SMITH & WESSON HOLDING CORP
filed 2004-09-10
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

Commission File No. 001-31552

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Roosevelt Avenue	01104
Springfield, Massachusetts
(Zip Code)
(Address of principal executive offices)

(800) 331-0852

(Registrant’s telephone number, including area code):

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

     The registrant had 31,084,048 common shares, par value $0.001, outstanding at September 1, 2004.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended July 31, 2004

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	July 31, 2004
	(Unaudited)	April 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,522,181	$5,510,663
Marketable securities	—	1,538,738
Accounts receivable, net of allowance for doubtful accounts of $103,510 on July 31, 2004 and $100,000 on April 30, 2004	16,704,504	20,249,858
Inventories	17,687,705	15,986,705
Other current assets	2,419,768	1,823,181
Deferred income taxes	3,639,782	3,900,480
Income tax receivable	71,195	160,596

Total current assets	44,045,135	49,170,221

Property, plant, and equipment, net	11,177,028	11,021,174
Intangibles, net	363,144	351,908
Collateralized cash deposits	22,630,366	22,673,059
Notes receivable	1,061,960	1,072,359
Deferred income taxes	9,076,216	9,607,287
Other assets	7,047,764	7,379,099

	$95,401,613	$101,275,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,375,713	$9,608,975
Accrued expenses	7,739,061	8,335,196
Accrued payroll	2,638,354	3,920,426
Accrued taxes other than income	1,036,350	1,055,506
Accrued profit sharing	680,395	2,272,030
Deferred revenue	74,325	442,291
Current portion of notes payable	4,122,136	4,039,456

Total current liabilities	23,666,334	29,673,880

Notes payable	36,807,344	37,870,046

Other non-current liabilities	16,499,049	16,913,947

Commitments and contingencies (Note 10)
Stockholders’ equity :
Common stock, $.001 par value, 100,000,000 shares authorized, 31,064,048 shares on July 31, 2004 and 30,935,799 shares on April 30, 2004 issued and outstanding	31,064	30,936
Additional paid-in capital	16,791,057	16,651,934
Retained earnings	1,606,765	114,119
Accumulated other comprehensive income	—	20,245

Total stockholders’ equity	18,428,886	16,817,234

	$95,401,613	$101,275,107

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

For the Three Months Ended July 31,

	2004	2003
Net product sales	$27,768,875	$28,792,856
License revenue	396,750	423,303
Cost of goods sold	18,772,067	20,261,720
Cost of services	29,158	—

Gross profit	9,364,400	8,954,439

Operating expenses:
Research and development, net	37,139	328,618
Selling and marketing	2,861,250	2,956,901
General and administrative	3,600,541	3,319,708

Total operating expenses	6,498,930	6,605,227

Income from operations	2,865,470	2,349,212

Other income/(expense):
Other income/(expense)	314,993	(679,620)
Interest income	82,250	96,671
Interest expense	(835,377)	(851,813)

	(438,134)	(1,434,762)

Income before income taxes	2,427,336	914,450
Income tax expense	934,690	329,202

Net income	$1,492,646	$585,248
Other comprehensive income:
Unrealized loss on marketable securities	—	(12,273)

Comprehensive income	$1,492,646	$572,975

Weighted average number of common equivalent shares outstanding, basic	31,009,782	30,620,389

Net income per share, basic	$0.05	$0.02

Weighted average number of common equivalent shares outstanding, diluted	34,089,436	36,350,802

Net income per share, diluted	$0.04	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended July 31, 2004

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at April 30, 2004	30,935,799	$30,936	$16,651,934	$114,119	$20,245	$16,817,234
Exercise of employee stock options	128,249	128	103,754			103,882
Tax impact of employee stock options exercised			35,369			35,369
Net income for the three months ended July 31, 2004				1,492,646		1,492,646
Reclassification adjustment for realized gains included in net income					(20,245)	(20,245)

Balance at July 31, 2004	31,064,048	$31,064	$16,791,057	$1,606,765	$—	$18,428,886

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended July 31,

	2004	2003
Cash flows from operating activities
Net income	$1,492,646	$585,248
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	542,588	344,634
Gain on disposal of product line	(450,515)	(6,277)
Gain on sale of marketable securities	(18,780)	—
Deferred taxes	791,769	288,965
Provision for losses on accounts receivable	3,300	7,900
Provision for excess and obsolete inventory	176,727	533,928
Stock compensation for services	—	9,700
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	3,542,054	1,996,589
Inventories	(1,877,727)	(1,296,969)
Other current assets	(596,587)	153,875
Income tax receivable	89,401	11,768
Note receivable	10,399	(102,639)
Other assets	331,335	2,119,360
Increase (decrease) in liabilities:
Accounts payable	(2,233,262)	(3,172,279)
Accrued payroll	(1,282,072)	(417,129)
Accrued profit sharing	(1,591,635)	479,724
Accrued taxes other than income	(19,156)	28,925
Accrued expenses	(596,135)	(391,730)
Other non-current liabilities	(414,898)	(2,667,209)
Deferred revenue	(217,451)	(15,567)

Net cash used for operating activities	(2,317,999)	(1,509,183)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,537,273	5,268
Reductions in collateralized cash deposits	42,693	140,033
Payments to acquire patents	(17,306)	(11,196)
Proceeds from sale of product line	300,000	7,560
Payments to acquire property and equipment	(692,372)	(680,723)

Net cash provided by (used for) investing activities	1,170,288	(539,058)

Cash flows from financing activities:
Payment on notes payable, Tomkins	(700,946)	(1,000,000)
Proceeds from exercise of options to acquire common stock	103,882	11,500
Tax benefit of options exercised	35,369	—
Payments on loans and notes payable, unrelated parties	(279,076)	—

Net cash used for financing activities	(840,771)	(988,500)

Net decrease in cash and cash equivalents	(1,988,482)	(3,036,741)
Cash and cash equivalents, beginning of year	5,510,663	12,182,010

Cash and cash equivalents, end of period	$3,522,181	$9,145,269

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2004 and 2003

(1) Basis of Presentation:

     The consolidated balance sheet as of July 31, 2004, the consolidated statements of operations for the quarters ended July 31, 2004 and 2003, the statement of changes in stockholders’ equity for the quarter ended July 31, 2004, and the statement of cash flows for the quarters ended July 31, 2004 and 2003 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2004 and for the periods presented have been included. All significant intercompany transactions have been eliminated.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K.

(2) Organization:

Organization

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

     Smith & Wesson Corp. was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, Smith & Wesson Corp. has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware that is a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.

     On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from Tomkins for $15,000,000. Accordingly, the operations of Smith Wesson Corp. are included in these financial statements for the period from May 11, 2001 to April 30, 2002. (See Note 3 — “Acquisition of Smith & Wesson Corp.”). At a special meeting of stockholders held on February 14, 2002, our stockholders approved a change of our company’s name to Smith & Wesson Holding Corporation.

(3) Acquisition of Smith & Wesson Corp.:

The Acquisition

     Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding shares of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:

•	$5 million, which was paid at closing in cash;

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins providing for interest at a rate of 9% per year; and

•	A receivable of $464,500 due from Tomkins to us.

(4) Stock Options:

     As described in Note 12, we have stock option plans under which employees and directors may be granted options or can elect to purchase common stock. We apply APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plans. Accordingly, compensation cost is not recognized in the financial statements, except in the event the options are granted to consultants or other non-employees.

     The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the three months ended
	July 31,
	2004	2003
Net Income — as reported	$1,492,646	$585,248
Common stock issued in exchange for services	—	6,208
Compensation expense, as determined under the Black Scholes option pricing model, net of tax	(67,712)	(135,179)
Net Income — proforma	$1,424,934	$456,277
Basic earnings per common share:
Net income — as reported	$0.05	$0.02
Net income — proforma	$0.05	$0.01
Diluted earnings per common share:
Net income — as reported	$0.04	$0.02
Net income — proforma	$0.04	$0.01

(5) Inventory:

     A summary, stated at lower of cost or market, is as follows:

	July 31, 2004	April 30, 2004
Finished goods	$5,263,975	$5,318,632
Finished parts	9,572,935	8,060,833
Work in process	2,018,855	1,897,614
Raw Material	831,940	709,626

	$17,687,705	$15,986,705

(6) Advertising Costs:

     Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. For the quarters ended July 31, 2004 and 2003, advertising expenses amounted to approximately $1,136,000 and $1,074,000, respectively.

(7) Warranty Reserve:

     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the quarters ended July 31, 2004 and July 31, 2003 amounted to $310,071 and $201,920, respectively.

     The changes in accrued warranties for the quarter ended July 31, 2004 and the fiscal year ended April 30, 2004 were as follows:

	Quarter ended	Year ended
	July 31, 2004	April 30, 2004
Beginning Balance	$1,742,917	$1,364,220
Warranties issued and adjustments to provisions	310,071	1,591,741
Warranty claims	(336,145)	(1,213,044)

Ending Balance	$1,716,843	$1,742,917

(8) Self-Insurance Reserves:

     As of July 31, 2004 and April 30, 2004, we had reserves for workers’ compensation and product liability totaling $13,971,076 and $14,426,858, respectively, of which, $11,757,075 and $12,104,222, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $2,214,001 and $2,322,636, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts (credited)/charged to expense were $(332,857) and $310,928 for the quarters ended July 31, 2004 and 2003, respectively.

     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2004 and April 30, 2004, we had product liability reserves of approximately $12.8 million and $13.5 million, respectively, consisting entirely of expected legal defense costs. In addition, we had recorded receivables from an insurance carrier related to these liabilities of $7.9 million and $8.3 million as of July 31, 2004 and April 30, 2004, respectively.

(9) Restructuring and Dispositions

In January 2004, we decided to close our Scottsdale corporate office and transfer the executive office functions, along with our licensing operations, to our Springfield, Massachusetts facility. We also decided to discontinue our Crossings catalog, as well as to close our Advanced Technology division. As a result, we incurred a one-time charge of approximately $1.0 million in fiscal 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters were approximately $804,000. The remaining $196,000 were costs to discontinue our Crossings catalog and advanced technology businesses. We expect the remaining liability to be satisfied by December 2004.

A summary of the activity in the restructuring accrued liability for the quarter ended July 31, 2004 and the fiscal year ended April 30, 2004 is as follows:

	Quarter ended	Year ended
	July 31, 2004	April 30, 2004
Beginning Balance	$365,728	$—
Costs - Accrued	—	1,000,931
Costs - Paid or Settled	(216,618)	(594,618)
Adjustments to Original Estimate	41,710	(40,585)

Ending Balance	$190,820	$365,728

(10) Commitments and Contingencies:

Litigation

     We, together with other firearms manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the allegations of defective product design are unfounded, and that the accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

     In addition, we are a co-defendant in various legal proceedings brought by certain cities, municipalities, and counties against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes, and conspiracy or concert of action theories.

     We monitor the status of known claims and the product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. While it is difficult to forecast the outcome of these claims, we believe, after consultation with litigation counsel, it is uncertain whether the outcome of these claims will have a material adverse effect on our financial position, results of operations, or cash flows. We believe that we have provided adequate reserves for defense costs. We do not anticipate material adverse judgments and intend to vigorously defend ourselves.

     At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $454 million at July 31, 2004, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

     In the quarter ended July 31, 2004, we incurred no defense and administrative costs relative to product liability and municipal litigation. During this period, we paid no settlement fees relative to product liability cases. As a result of our regular review of our product liability claims, we were able to reduce our reserves by $376,450 for the quarter ended July 31, 2004.

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

Environmental Remediation

     We are subject to numerous federal, state and local laws that regulate the discharge of materials into, or otherwise relate to the protection of the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

     We have in place programs and personnel that monitor compliance with various federal, state and local environmental regulations. In the normal course of its manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We will fund our environmental costs through cash flows from operating revenue and expect to do so in the future. We believe that we are in compliance with applicable environmental regulations in all material respects.

     We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to five release areas that are the focus of remediation projects as part of the Massachusetts Contingency Plan, or MCP. The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency, or EPA, and/or individual states under CERCLA or a state equivalent at one site.

     We have reserves of approximately $3.9 million ($3.8 million as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable thus making any present value calculation irrelevant. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

     On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority, or SRA, for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum.

     This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. Although we have entered into certain environmental agreements and other contractual assurances with the SRA associated with the sale, we have not revised our environmental reserve, to determine if a revision is necessary. We will monitor the progress of the SRA in the remediation and development of the property. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow us to review our environmental reserve to determine if a reduction is necessary. Based upon the previously identified specific facts and circumstances, we may revise the environmental reserve in the future. Any revision could have a significant impact on our earnings for the period in which an adjustment is made.

     Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on us.

Contracts

     Employment Agreements — We have entered into employment agreements with certain officers and managers to retain their services in the ordinary course of business.

     Other Agreements — We have various distribution agreements with various third parties in the ordinary course of business.

(11) Post-retirement

     Net periodic post-retirement benefit income for the quarters ended July 31, 2004 and 2003 are as follows:

	July 31,
	2004	2003
Service cost	$960	$960
Interest cost	2,645	2,523
Recognized actuarial gain	(11,957)	(10,106)

Net periodic benefit income	$(8,352)	$(6,623)

The expected contributions for the current fiscal year are approximately $33,000.

(12) Stockholders’ Equity:

Common Stock

     During the quarters ended July 31, 2004 and 2003, options were exercised as follows:

     (a) In July 2003, we issued 10,000 shares of common stock having a market value of $18,800 to an unrelated third party upon the exercise of options with an underlying value of $11,500. The difference was recorded as consulting expense.

     (b) In May 2004, we issued 40,500 shares of common stock having a market value of $63,480 to a former employee upon the exercise of options granted to him while an employee. The underlying value of these shares was $32,805.

     (c) In June 2004, we issued 87,749 shares of common stock having a market value of $136,956 to former employees upon the exercise of options granted to them while employees. The underlying value of these shares was $71,077.

     The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share.

	For the three months ended			For the three months ended
	July 31, 2004			July 31, 2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic income earnings per share	$1,492,646	31,009,782	$0.05	$585,248	30,620,389	$0.02
Effect of dilutive stock options	—	3,079,654	(0.01)	—	5,730,413	0.00

Diluted income earnings per share	$1,492,646	34,089,436	$0.04	$585,248	36,350,802	$0.02

     Fully diluted shares have been adjusted to recognize the future tax benefits that will be realized upon exercise of outstanding warrants and options in accordance with Treasury Regulation 1.263(a). This regulation is related to amounts paid or incurred to facilitate an acquisition of a trade or business and was effective in December of 2003. Such inclusion would have no effect on previously reported fully diluted earnings per share.

     Options to purchase 633,333 and 65,000 shares of our common stock for the quarters ended July 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants

     We issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp. as incentive bonuses to employees and directors and as compensation to outside consultants in fiscal 2002.

     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 24, 2001), to Mitchell A. Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant and the underlying shares.

     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 24, 2001) to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $.89 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant and the underlying shares.

Employee Stock Option and Employee Stock Purchase Plans

     We have an Employee Stock Option Plan (“the SOP”). The plan authorizes the issuance of up to 10,000,000 shares of our common stock upon the exercise of the options granted under the plan. The Board of Directors or a committee established by the board administers the SOP, selects recipients to whom options are granted, and determines the number of options to be awarded. Options granted under the SOP are exercisable at a price determined by the Board of Directors at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. The term of the SOP, unless previously terminated by the board, is 10 years or May 14, 2011. Any options granted under the SOP become exercisable over a period of no longer than 10 years. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, it has been reduced. In the quarters ended July 31, 2004 and 2003, we granted 125,000 and 30,000 options, respectively, under the SOP.

     The number and weighted average exercise prices of options granted under the SOP for the quarters ended July 31, 2004 and 2003 were as follows:

	For the three months ended July 31,
	2004		2003
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,389,092	$1.17	2,542,500	$1.10
Granted during the period	125,000	$1.43	30,000	$1.53
Exercised during the period	(128,249)	$0.81	(10,000)	$1.15
Cancelled/forfeited during the period	(42,251)	$1.67	—	—

Options outstanding, end of the period	2,343,592	$1.20	2,562,500	$1.11

Shares exercisable, end of the period	1,518,602		1,127,507

     A summary of stock options outstanding and exercisable at July 31, 2004 is as follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price
Range of Exercise Prices
$0.81 — $0.81	1,010,259	7.45 years	$0.81	713,601	$0.81
$1.18 — $1.54	1,023,333	8.57 years	$1.39	595,001	$1.41
$1.65 — $2.21	310,000	9.52 years	$1.84	210,000	$1.66

$0.81 — $2.21	2,343,592	8.21 years	$1.20	1,518,602	$1.16

     We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP is implemented by a series of offering periods of 24 months duration (reduced to six months duration as of October 1, 2004) with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price must equal 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The first offering period began on June 24, 2002 and continued until March 31, 2004. Each offering period consists of four consecutive purchase periods of six months’ duration. The last day of each purchase period will be the purchase date for such purchase period. A purchase period commencing on April 1 ends on the next September 30. A purchase period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the quarters ended July 31, 2004 and 2003, no shares were purchased under the ESPP out of a total authorized of 10,000,000 shares.

     We apply APB 25 in accounting for our stock compensation plans under which no compensation cost has been recognized. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in footnote 4 under “Stock Options.”

     For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the quarters ended July 31, 2004 and 2003 was $1.17 and $1.36, respectively. The weighted-average fair value of ESPP shares granted during the quarters ended July 31, 2004 and 2003 was $.59 and $.57, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Three Months Ended
	July 31,
	2004	2003
Stock option grants:
Risk-free interest rate	4.47%	3.35%
Expected life	9.3 years	8.0 years
Expected volatility	80.0%	85.2%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.90%	3.83%
Expected life	6 months	6 months
Expected volatility	70.8%	77.5%
Dividend yield	0%	0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004. This Overview sets forth key management objectives and key performance indicators used by us as well as key industry data tracked by us. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Unless the context otherwise requires, the terms “company,” “we,” “us” and “our” refer to Smith & Wesson Holding Corporation, Smith & Wesson Corp., and their subsidiaries combined.

Forward-Looking Statements

     This report on Form 10-Q contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performances (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects,” and “outlook”) are not historical facts and may be forwarding-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such “forward-looking statements” are subject to risks and uncertainties set forth in the Risk Factors section in our Form 10-K for the fiscal year ended April 30, 2004.

First Quarter Fiscal 2005 Highlights

     Net income in the quarter of $1,492,646 was $907,398, or 255.0% higher than net income of $585,248 in the quarter ended July 31, 2003. Our net product sales of $27.8 million was $1.0 million lower than sales of $28.8 million in the quarter ended July 31, 2003. Firearms sales, our core business, increased in the quarter by $546,803, or 2.2%, compared with the quarter ended July 31, 2003. Non-firearm sales decreased in the quarter by $1.6 million, or 39.0%, compared with the quarter ended July 31, 2003.

     In June, we completed the sale of our Advance Technology division to Copia Partners for $300,000. This included our Identi-Kit business. This sale was part of our plan to divest of certain non-core businesses and focus on our firearms business. We recognized a gain of $450,515 as a result of the sale, including deferred revenues of $150,515 as the obligation to fulfill these services was assumed by the buyer.

Restatement/SEC Investigation

     In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. We are current in all of our SEC filings.

     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussion with the SEC and intend to cooperate fully with the SEC.

Results of Operations

Net Product Sales

     The following table set forth certain information relative to net product sales for the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Revolvers	$12,970,346	$11,768,028	$1,202,318	10.2%
Pistols	5,608,527	6,102,415	(493,888)	-8.1%
Walther Products	3,864,805	4,286,506	(421,701)	-9.8%
Performance Center	2,244,067	1,678,967	565,100	33.7%
Other	621,488	926,514	(305,026)	-32.9%

Firearms	25,309,233	24,762,430	546,803	2.2%

Handcuffs	952,561	1,415,424	(462,863)	-32.7%
Specialty Services	982,585	1,697,055	(714,470)	-42.1%
Other	524,496	917,947	(393,451)	-42.9%

Non-Firearms	2,459,642	4,030,426	(1,570,784)	-39.0%

Total	$27,768,875	$28,792,856	($1,023,981)	-3.6%

     We recorded net product sales of $27,768,875 in the first quarter of fiscal 2005, a decrease of $1,023,981, or 3.6%, over the quarter ended July 31, 2003. Firearms sales increased by $546,803, or 2.2%, over the comparable quarter last year. Non-firearm sales in the quarter ended July 31, 2004 declined by $1,570,784, or 39.0%, compared with the quarter ended July 31, 2003 as a result of lower handcuff sales and our decision to exit certain non-core businesses.

     Revolver sales increased by $1,202,318, or 10.2%, in the quarter ended July 31, 2004 to $12,970,346. The Model 500 revolver continued to have strong demand. We added a shorter barrel version in February, and it was well received by the market place. In the quarter ended July 31, 2004, we shipped approximately 5,000 units of the two Model 500 variations compared with 2,600 units in the quarter ended July 31, 2003. The revolver order backlog was at $11,528,086 at July 31, 2004.

     Pistol sales of $5,608,527 were $493,888, or 8.1% lower, in the quarter ended July 31, 2004. The decline in pistol sales was primarily attributable to the price decrease on the Sigma VE pistols in August 2003. Pistol unit sales increased by approximately 2,500 units to 19,700 units, an increase of 14.4%. The average price of a pistol decreased from approximately $355 per unit in the quarter ended July 31, 2003 to approximately $285 per unit for the quarter ended July 31, 2004. The Sigma VE pistols accounted for 37.8% of total pistol sales compared with 8.2% in the quarter ended July 31, 2003. The pistol order backlog was at $3,221,429 at July 31, 2004.

     We are the exclusive U.S. distributor of Walther firearms. Walther product sales declined by $421,701 as a result of lower sales of the P22 and P99 pistols. Shipments of the new G22 rifle began in July. The Walther order backlog was at $2,719,245 at July 31, 2004, of which the G22 rifle made up $1,305,795.

     Performance Center sales increased by $565,100, or 33.7%, in the quarter ended July 31, 2004 to $2,244,067 over the comparable quarter last year. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center had an order backlog of $4,137,483 at July 31, 2004.

     Non-firearms sales declined by $1,570,784, or 39.0%, in the quarter ended July 31, 2004 as a result of lower Specialty Services revenue and a decrease in handcuff sales. The lower Specialty Services sales was due to the discontinuation of the machining business for third-party customers as part our decision to focus more on the firearms business. Handcuff sales declined as a result of lower demand.

Licensing Revenue

     The following table sets forth certain information relative to licensing revenue in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Licensing Revenue	$396,750	$423,303	($26,553)	-6.3%

     Licensing revenue in the quarter ended July 31, 2004 decreased by $26,553, or 6.3%, over the comparable quarter in the previous fiscal year. The decrease in licensing revenue was due to two of our licensees being in default on their payments. New licensees added during the past year accounted for $66,000 in revenue for the quarter ended July 31, 2004. We have retained a consultant to assist us in enhancing our licensing efforts. We plan to focus on areas that have synergy with our core products, our brand, and our customer base. We also intend to add additional licensees and to develop strategies with our existing licensees to assist them in expanding their business and thereby increase our licensing revenue.

Cost of Sales and Services and Gross Profit

     The following table sets forth certain information regarding cost of sales and services and gross profit in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Cost of sales and services	$18,801,225	$20,261,720	($1,460,495)	-7.2%
% sales and licensing	66.8%	69.4%
Gross profit	$9,364,400	$8,954,439	$409,961	4.6%
% sales and licensing	33.2%	30.6%

     Gross profit in the quarter ended July 31, 2004 increased by $409,961, or 4.6%, over the quarter ended July 31, 2003, despite the lower sales volume. The increase in gross profit was attributable to improvements in efficiency and an adjustment to the product liability reserves. Our increased handgun production without a corresponding increase in staffing and infrastructure led to improved efficiency as evidenced by the increase in gross profit as a percentage of sales and licensing. As a result of our regular review of our product liability claims, we were able to reduce our reserves by $376,450 for the quarter ended July 31, 2004. This had a favorable impact on gross profit. Gross profit, as a percentage of net product sales and licensing revenue, increased from 30.6% in the quarter ended July 31, 2003 to 33.2% in the quarter ended July 31, 2004.

Operating Expenses

     The following table sets forth certain information regarding operating expenses in the quarters ended July 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Research and development, net	$37,139	$328,618	($291,479)	-88.7%
Sales and marketing	2,861,250	2,956,901	(95,651)	-3.2%
General and administrative	3,600,541	3,319,708	280,833	8.5%

Operating expenses	$6,498,930	$6,605,227	($106,297)	-1.6%

% sales and licensing	23.1%	22.6%

     Operating expenses in the quarter ended July 31, 2004 decreased by $106,297, or 1.6%, over the quarter ended July 31, 2003. The operating expenses in the quarter ended July 31, 2003 included $442,690 of expenses related to the discontinued advanced technology division, which included $294,062 of research and development expenses, $43,301 of sales and marketing expenses, and $105,327 of general and administrative expenses . General and administrative expenses in the quarter ended July 31, 2004 included an additional $200,661 related to higher profit sharing expenses due to increased profits. Operating expenses, as a percentage of product sales and licensing, increased by 0.5% to 23.1% due to the lower net product sales.

Operating Income

     The following table sets forth certain information regarding operating income in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Operating income	$2,865,470	$2,349,212	$516,258	22.0%
% sales and licensing	10.2%	8.0%

Operating income was $2,865,470 in the quarter ended July 31, 2004, a $516,258, or 22.0%, increase compared with operating income of $2,349,212 in the quarter ended July 31, 2003. The increase reflected the improved gross profit as well as lower operating expenses.

Other Income/Expense

     Other income totaled $314,993 in the quarter ended July 31, 2004 compared with other expense of $679,620 in the quarter ended July 31, 2003. The other income included a gain of $450,515 from the sale of our Identi-Kit business. This was partially offset by foreign exchange losses of $83,549. Other expense in the quarter ended July 31, 2003 included $512,481 in foreign exchange losses. The exchange loss was a result of inventory purchases from Walther, which were billed in Euros. While we purchased forward contracts to hedge against exchange losses, the dollar declined so significantly against the Euro that we were unable to protect ourselves fully against the loss.

     Interest income of $82,250 in the quarter ended July 31, 2004 represented a decline of $14,421 versus $96,671 in the quarter ended July 31, 2003 due to reduced cash available for investment.

Interest Expense

     The following table sets forth certain information regarding interest expense in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Interest expense	$835,377	$851,813	($16,436)	-1.9%

Interest expense declined in the quarter ended July 31, 2004 by $16,436 due to the principal payments made. Total debt outstanding as of July 31, 2004 was $40,929,480 compared with $42,000,000 on July 31, 2003.

Income Taxes

     For the quarter ended July 31, 2004, income tax expense was $934,690 compared with income tax expense of $329,202 for the comparable quarter in fiscal 2003. This tax expense is being accrued at an effective rate of 38.51%. The increase in tax expense compared with the same quarter during fiscal 2003 was attributable to a decrease in deferred tax assets of $794,559 comprised primarily of utilization of our federal net operating losses of $292,068 and other reductions in deferred tax assets related to certain accrued expenses.

Net Income

     The following table sets forth certain information regarding net income and the related per share data in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Net income	$1,492,646	$585,248	$907,398	155.0%
Net income per share
Basic	$0.05	$0.02	$0.03	150.0%
Diluted	$0.04	$0.02	$0.02	100.0%

     The increase in net income and net income per share in the quarter ended July 31, 2004 compared with the comparable quarter in fiscal 2003 resulted from increased operating efficiency, lower spending, and the gain on the sale of our Identi-Kit business.

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

     The following table sets forth certain information relative to cash flow in the quarters ended July 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Operating (outflow)	($2,317,999)	($1,509,183)	($808,816)	-53.6%
Investing inflow/(outflow)	1,170,288	(539,058)	1,709,346	317.1%
Financing (outflow)	(840,771)	(988,500)	147,729	14.9%

Total	($1,988,482)	($3,036,741)	$1,048,259	34.5%

     Operating activities represent the principal source of our cash flow. Traditionally, we incur a cash outflow in the first fiscal quarter due to the annual profit sharing and insurance premium payments. The increase in the outflow versus the previous year was due to the fact that we made a profit sharing payment of $2.3 million during the quarter ended July 31, 2004. In the previous fiscal year, the profit sharing payment was not made during the first quarter due to the delay in the issuance of financial statements as a result of the restatement.

     Cash from investing activities increased by $1,709,346 in the quarter ended July 31, 2004 compared with the quarter ended July 31, 2003. The increase was due to the sale of marketable securities and lower capital spending year over year. We have reviewed our capital requirements for the current year and have decided to increase our planned spending to approximately $9.0 million on capital expenditures in fiscal 2005. The major capital expenditures will focus on increasing revolver production capacity to meet the increased demand, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing technology.

     The $840,771 in cash used for financing activities in the quarter ended July 31, 2004 primarily resulted from our repayment of $700,945 on the Tomkins note and $279,076 on the note to BankNorth, our primary bank. We made an early repayment of $1,000,000 on the Tomkins note in the quarter ended July 31, 2003.

     As of July 31, 2004, we had $3,522,181 in cash and cash equivalents on hand. We have credit facilities with BankNorth to support letters of credit issued in the ordinary course of business. Borrowing capacity is limited, however, by the covenants in the Tomkins note. The covenants prohibit additional borrowing capacity until the Tomkins note has been repaid in full. We have retained Merriman, Curhan, Ford & Company, an investment banking firm, to assist us in the restructuring of the outstanding debt.

Other Matters

Critical Accounting Policies

     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2004. The most significant areas involving management judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2004, to which there have been no material changes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. dollar. A portion of our gross revenues during the quarter ended July 31, 2004 ($3.6 million, representing approximately 12.6% of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts. Forward contracts remaining open during this quarter consisted of the following:

CONTRACT	AVERAGE RATE	ORIGINAL AMOUNT	REMAINING
DATE	PER EURO	IN EURO	BALANCE
11/04/03	1.14	5.0 million	0.5 million
02/13/04	1.28	1.7 million	1.7 million

     During the quarter ended July 31, 2004, we recorded a net gain of $118,596 on contract settlements that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate. As of July 31, 2004, we had forward contracts totaling 2.2 million Euros on which we have recorded an unrealized loss of $109,367 representing the estimated fair value at July 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of its “disclosure controls and procedures.” As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

     The nature of the legal proceedings against us are discussed in Note 10 to the Consolidated Financial Statements included in this Report on Form 10-Q, which is incorporated herein by reference.

The following describes material updates to previously reported cases since the filing of our Form 10-K for the year ended April 30, 2004:

New Cases

No new cases of a material nature were filed during the quarter ended July 31, 2004.

Cases Dismissed Or Resolved

The following previously reported cases have been finally adjudicated:

     The National Association for the Advancement of Colored People, et al. v. American Arms, Inc., et al., in the United States District Court for the Eastern District of New York (on August 3, 2004, the Second Circuit issued an order granting plaintiff’s motion to dismiss the appeal and denying defendants’ motion for summary disposition as moot).

     Darrell Bowling v. Smith & Wesson, et. al., in the Circuit Court in Perry County, Kentucky (on July 2, 2004, the trial court entered an order granting our motion to dismiss; the appeal period expired without plaintiff having filed an appeal).

Cases on Appeal

The rulings in the following previously reported cases are still subject to certain pending appeals:

     The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood, and West Hollywood, et al. v. Arcadia Machine & Tool, et al.; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al.; and the Cities of San Francisco, Berkeley, Sacramento, Oakland and East Palo Alto and the Counties of San Mateo and Alameda, et al. v. Arcadia Machine & Tool, Inc. et al., have all been consolidated for purposes of appeal. Plaintiffs seek civil penalties, restitution and/or disgorgement, and certain injunctive relief allegedly resulting from defendants’ public nuisance and violation of California Business and Professions Code. On May 7, 2003, the court entered a judgment granting the manufacturer defendants’ motion for summary judgment in its entirety. On June 9, 2003, plaintiffs filed their notice of appeal to the Court of Appeal of the State of California, First Appellate District. On January 16, 2004, plaintiffs filed their opening brief in the Court of Appeals. On May 6, 2004, defendants’ response brief was filed. On July 28, 2004, plaintiffs’ reply brief was filed. Oral argument is not yet scheduled. No decision has issued to date.

     City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents, and trade associations have failed to utilize safety devices that would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in distribution, sales, marketing, design and warnings, statutory nuisance, products liability for defective design and warnings, and unjust enrichment. Unspecified compensatory and punitive damages, including damages in an amount equal to the unjust enrichment gained by the defendants and equal to defendants’ profits for the last five years are demanded, as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case from the Circuit Court of the City of St. Louis to St. Louis County. A hearing on defendants’ renewed motion to dismiss was held on February 28, 2003. On September 12, 2003, the Missouri General Assembly enacted legislation that would prohibit cities and other municipalities from suing firearms manufacturers and sellers for injuries inflicted by firearms under abnormally dangerous activity, public nuisance, or private nuisance causes of action. On November 18, 2003, the court issued an order dismissing all defendants except two, which filed Bankruptcy Petitions in the United States

Bankruptcy Court. The order did not consider or rely on preemption legislation in dismissing the case. On November 24, 2003, plaintiff filed a notice of appeal to the Missouri Court of Appeals, Eastern District. Oral argument was held on June 9, 2004. On July 27, 2004, the Missouri Court of Appeals issued a decision affirming the trial court’s dismissal of the case. On August 10, 2004, plaintiff filed a motion for rehearing or, alternatively, to transfer the case to the Missouri Supreme Court. No decision has issued to date.

Pending Cases

The following describes the status of pending cases previously reported by us:

     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ petition for a writ of mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s motion to strike defendants’ jury demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ motion to dismiss. Plaintiff’s motion to import evidence from the NAACP case described herein is still pending. Our answer to the second amended complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a motion to certify the court’s order for interlocutory appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for writ of mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for writ of mandamus. A status conference is scheduled for October 25, 2004. Discovery is ongoing. Trail has been set for April 4, 2005.

     Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $400,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our motion to dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. Plaintiff has until mid-September 2004 to appeal the decision.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

     (b) Reports on Form 8-K:

     We filed a Current Report on Form 8-K on July 15, 2004, relating to our results of operations for the year ended April 30, 2004 and on August 10, 2004 relating to our results of operations for the quarter ended July 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2004

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ ROY C. CUNY
Roy C. Cuny
President and Chief Executive Officer

By:	/s/ JOHN A. KELLY
John A. Kelly
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer