Form 10-Q
period 2004-10-31
SMITH & WESSON HOLDING CORP
filed 2004-12-10
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

     The registrant had 31,499,193 common shares, par value $0.001, outstanding at December 1, 2004.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2004

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2004
	Unaudited	April 30, 2004
ASSETS
Current assets :
Cash and cash equivalents	$4,391,418	$5,510,663
Marketable securities	—	1,538,738
Accounts receivable, net of allowance for doubtful accounts of $104,830 on October 31, 2004 and $100,000 on April 30, 2004	14,927,941	20,249,858
Inventories	17,480,834	15,986,705
Other current assets	4,711,028	1,823,181
Deferred income taxes	3,935,099	3,900,480
Income tax receivable	160,914	160,596

Total current assets	45,607,234	49,170,221

Property, plant, and equipment, net	13,835,601	11,021,174
Intangibles, net	323,118	351,908
Collateralized cash deposits	22,349,528	22,673,059
Notes receivable	1,051,404	1,072,359
Deferred income taxes	7,544,851	9,607,287
Other assets	6,049,009	7,379,099

	$96,760,745	$101,275,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,580,103	$9,608,975
Accrued expenses	7,937,174	8,335,196
Accrued payroll	3,015,608	3,920,426
Accrued taxes other than income	1,049,116	1,055,506
Accrued profit sharing	1,577,879	2,272,030
Deferred revenue	34,889	442,291
Current portion of notes payable	4,206,744	4,039,456

Total current liabilities	26,401,513	29,673,880

Notes payable	35,725,062	37,870,046

Other non-current liabilities	13,400,626	16,913,947

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 31,499,193 shares on October 31, 2004 and 30,935,799 shares on April 30, 2004 issued and outstanding	31,499	30,936
Additional paid- in capital	17,352,073	16,651,934
Retained earnings	3,849,972	114,119
Accumulated other comprehensive income	—	20,245

Total stockholders’ equity	21,233,544	16,817,234

	$96,760,745	$101,275,107

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three months ended		Six months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Net product sales	$29,078,039	$28,874,158	$56,846,914	$57,667,014
License revenue	526,018	362,701	922,768	786,004
Cost of goods sold	19,178,562	19,808,888	37,950,629	40,070,608
Cost of services	4,663	57,496	33,821	57,496

Gross profit	10,420,832	9,370,475	19,785,232	18,324,914

Operating expenses :
Research and development, net	38,184	169,145	75,323	497,763
Selling and marketing	3,160,186	3,319,079	6,021,436	6,275,980
General and administrative	4,799,717	4,580,365	8,400,258	7,900,073

Total operating expenses	7,998,087	8,068,589	14,497,017	14,673,816

Income from operations	2,422,745	1,301,886	5,288,215	3,651,098

Other income/ (expense) :
Other income/ (expense)	1,860,313	494,836	2,175,306	(184,784)
Interest income	101,049	73,225	183,299	169,896
Interest expense	(819,261)	(827,499)	(1,654,638)	(1,679,312)

	1,142,101	(259,438)	703,967	(1,694,200)

Income before income taxes	3,564,846	1,042,448	5,992,182	1,956,898
Income tax expense	1,321,639	371,783	2,256,329	700,985

Net income	$2,243,207	$670,665	$3,735,853	1,255,913
Other comprehensive income :
Unrealized gain on marketable securities	—	15,738	—	3,465

Comprehensive income	$2,243,207	$686,403	$3,735,853	$1,259,378

Weighted average number of common equivalent shares outstanding, basic	31,279,739	30,673,786	31,144,761	30,647,088

Net income per share, basic	$0.07	$0.02	$0.12	$0.04

Weighted average number of common equivalent shares outstanding, diluted	34,381,103	37,126,451	34,215,049	37,098,420

Net income per share, diluted	$0.07	$0.02	$0.11	$0.03

     The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2004

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at April 30, 2004	30,935,799	$30,936	$16,651,934	$114,119	$20,245	$16,817,234
Exercise of employee stock options	456,583	456	475,728			476,184
Tax impact of employee stock options exercised			101,211			101,211
Shares issued under ESPP	106,811	107	123,200			123,307
Net income for the six months ended October 31, 2004				3,735,853		3,735,853
Reclassification adjustment for realized gains included in net income					(20,245)	(20,245)

Balance at October 31, 2004	31,499,193	$31,499	$17,352,073	$3,849,972	$—	$21,233,544

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended:

	October 31, 2004	October 31, 2003
Cash flows provided by (used for) operating activities:
Net income	$3,735,853	$1,255,913
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	1,095,054	741,073
Gain on disposal of product line	(450,515)	—
Gain on sale of assets	(7,405)	(8,307)
Write-off of patents	39,741	—
Provision for losses on accounts receivable	6,500	15,300
Provision for excess and obsolete inventory	385,713	375,865
Stock compensation for services	—	10,000
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	5,315,417	(244,542)
Inventories	(1,879,842)	(576,787)
Other current assets	(2,887,847)	763,085
Deferred taxes	2,129,028	612,398
Income tax receivable	(318)	40, 670
Note receivable	20,955	(129,906)
Other assets	1,330,090	3,749,779
Increase (decrease) in liabilities:
Accounts payable	(1,028,872)	(1,872,746)
Accrued payroll	(904,818)	99, 989
Accrued profit sharing	(694,151)	1,176, 901
Accrued taxes other than income	(6,390)	145,340
Accrued expenses	(398,022)	66,231
Other non-current liabilities	(3,513,321)	(5,114,044)
Deferred revenue	(256,887)	(31,539)

Net cash provided by operating activities	2,029,963	1,074,673

Cash flows (used for) investing activities:
Payments to acquire marketable securities	—	(15,775)
Proceeds from sale of marketable securities	1,518,493	—
Reduction to collateralized cash deposits	323,531	140,033
Payments to acquire patents	(17,306)	(13,862)
Proceeds from sale of property and equipment	7,465	11,209
Proceeds from sale of product line	300,000	—
Payments to acquire property and equipment	(3,903,186)	(2,083,982)

Net cash used for investing activities	(1,771,003)	(1,962,377)

Cash flows (used for) financing activities:
Payment on notes payable, Tomkins	(1,417,782)	(1,000,000)
Proceeds from sale of common stock	123,307	133,593
Proceeds from exercise of options to acquire common stock	476,184	28,700
Payments on loans and notes payable, unrelated parties	(559,914)	—

Net cash used for financing activities	(1,378,205)	(837,707)

Net decrease in cash and cash equivalents	(1,119,245)	(1,725,411)
Cash and cash equivalents, beginning of year	5,510,663	12,182,010

Cash and cash equivalents, end of period	$4,391,418	$10,456,599

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2004 and 2003

(1) Basis of Presentation:

     The consolidated balance sheet as of October 31, 2004, the consolidated statements of operations for the three and six months ended October 31, 2004 and 2003, the statement of changes in stockholders’ equity for the six months ended October 31, 2004, and statement of cash flows for the six months ended October 31, 2004 and 2003 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2004 and for the periods presented have been included. All significant intercompany transactions have been eliminated.

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

(3) Acquisition of Smith & Wesson Corp.:

The Acquisition

     Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding shares of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:

•	$5 million, which was paid at closing in cash;

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins (the “Tomkins Note”) providing for interest at a rate of 9% per year; and

•	A receivable of $464,500 due from Tomkins to us.

(4) Stock Options:

     As described in Note 12, we have a stock option plan under which employees and directors may be granted options to purchase common stock. We apply APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plan. Accordingly, compensation cost is not recognized in the financial statements, except in the event the options are granted to consultants or other non-employees.

     The following table illustrates the effect on net income and earnings per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the six months ended
	October 31,
	2004	2003
Net Income — as reported	$3,735,853	$1,255,913
Common stock issued in exchange for services	—	6,400
Compensation expense, as determined under the Black-Scholes option pricing model, net of tax	(156,655)	(258,200)
Net Income — proforma	$3,579,198	$1,004,113
Basic earnings per common share:
Net income — as reported	$0.12	$0.04
Net income — proforma	$0.11	$0.03
Diluted earnings per common share:
Net income — as reported	$0.11	$0.03
Net income — proforma	$0.10	$0.03

(5) Inventory:

     A summary, stated at lower of cost or market, is as follows:

	October 31, 2004	April 30, 2004
Finished goods	$5,600,728	$5,318,632
Finished parts	8,638,185	8,060,833
Work in process	2,145,047	1,897,614
Raw material	1,096,874	709,626

	$17,480,834	$15,986,705

(6) Advertising Costs:

     We expense advertising costs, consisting primarily of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2004 and 2003, advertising expenses amounted to approximately $2,345,000 and $2,284,000, respectively.

(7) Warranty Reserve:

     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2004 and October 31, 2003 amounted to $695,105 and $705,570, respectively.

     The changes in accrued warranties for the six months ended October 31, 2004 and the fiscal year ended April 30, 2004 were as follows:

	Six months ended	Year ended
	October 31, 2004	April 30, 2004
Beginning Balance	$1,742,917	$1,364,220
Warranties issued and adjustments to provisions	695,105	1,591,741
Warranty claims	(702,256)	(1,213,044)

Ending Balance	$1,735,766	$1,742,917

(8) Self-Insurance Reserves:

     In April 2003, we entered into an agreement with one of the two primary commercial umbrella liability insurance carriers who were responsible for coverage during the time period involved in the municipal litigation cases. The carrier reimbursed us for a significant amount of certain past costs outstanding at the time of the settlement and agreed to pay a portion of ongoing costs for which we have previously provided reserves. In addition we recently reached an agreement with the second carrier, which is reflected in the results for the three and six months ended October 31, 2004. The second carrier has agreed to reimburse us in the amount of $2.6 million for certain past costs and agreed to pay one half of future costs, for which we have previously provided reserves, on the majority of the pending municipal cases. Under the terms of the agreement with the first carrier, we have agreed to reimburse $607,000 from the insurance proceeds received from the second carrier for duplicate payment. The net $2.0 million is reflected in Other Income on the Consolidated Statement of Operations.

     As a result of our agreement with the second carrier, we now have increased the amount of the agreed upon reimbursement for the municipal litigation. Consequently, we have increased the receivable from the insurance carriers by $2.1 million. This adjustment was recorded as a reduction to Cost of Sales in the three and six months ended October 31, 2004 and an increase in Other Assets on the Consolidated Balance Sheet.

     In addition, favorable outcomes on several of the municipal cases have resulted in a reduction in the gross liability of $3.3 million and a corresponding decrease in the receivable from insurance carriers. This adjustment was reflected in the Consolidated Balance Sheet as a decrease to Other Current Assets of $325,000 and Other Assets of $3.0 million and a decrease to Accrued Expenses of $100,000 and Other Non-Current Liabilities of $3.2 million.

     As of October 31, 2004 and April 30, 2004, we had reserves for workers’ compensation and product liability totaling $10,857,065 and $14,426,858, respectively, of which, $8,773,779 and $12,104,222, respectively, have been classified as non-current and included in Other Non-Current Liabilities and the remaining amounts of $2,083,286 and $2,322,636, respectively, are included in Accrued Expenses on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts (credited)/charged to expense were $(3,338,570) and $852,642 for the six months ended October 31, 2004 and October 31, 2003, respectively.

     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2004 and April 30, 2004, we had product liability reserves of approximately $9.5 million and $13.5 million, respectively, consisting entirely of expected legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of $6.6 million and $8.3 million as of October 31, 2004 and April 30, 2004, respectively.

(9) Restructuring and Dispositions:

In January 2004, we decided to close our Scottsdale corporate office and transfer the executive office functions, along with our licensing operations, to our Springfield, Massachusetts facility. We also decided to discontinue our Crossings catalog, as well as to close our Advanced Technology division. As a result, we incurred a one-time charge of approximately $1 million in fiscal 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters were approximately $804,000. The remaining $196,000 were costs to discontinue our Crossings catalog and Advanced Technology businesses. We expect all costs to be paid by the end of calendar year 2004.

A summary of the activity in the restructuring liability accrual for the six months ended October 31, 2004 and the fiscal year ended April 30, 2004 is as follows:

	Six months
	ended	Year ended
	October 31, 2004	April 30, 2004
Beginning Balance	$365,728	$—
Costs — Accrued	—	1,000,931
Costs — Paid or Settled	(361,747)	(594,618)
Adjustments to Original Estimate	41,710	(40,585)

Ending Balance	$45,691	$365,728

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

     At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $434 million at October 31, 2004, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

     In the six months ended October 31, 2004, we incurred $2,717 in defense costs, net of amounts receivable from insurance carriers, relative to product liability and municipal litigation. During this period, we paid no settlement fees relative to product liability cases. As a result of our regular review of our product liability claims, we were able to reduce our reserves by $298,427 for the six months ended October 31, 2004.

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

     We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to five release areas that are the focus of remediation projects as part of the Massachusetts Contingency Plan, or MCP. Three of these sites are contained on property sold to the Springfield Redevelopment Authority (SRA). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency, or EPA, and/or individual states under CERCLA or a state equivalent at one site.

     We have reserves of approximately $3.9 million ($3.8 million as non-current) for remediation of the sites referred to above and understand that remediation of the SRA sites is underway and is expected to be completed in the spring of 2005. The time frame for payment of such remediation for the remaining sites is currently indeterminable thus making any present value calculation irrelevant. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

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

     This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. We have not revised our environmental reserve but will monitor the progress of the SRA in the remediation currently underway. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow us to review our environmental reserve related to these sites to determine if a reduction is necessary. Based upon the previously identified specific facts and circumstances, we may revise the environmental reserve in the future. Any revision could have a significant impact on our earnings for the period in which an adjustment is made.

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

(11) Post-retirement:

Net periodic post-retirement benefit income for the six months ended October 31, 2004 and 2003 are as follows:

	October 31,
	2004	2003
Service cost	$1,921	$1,921
Interest cost	5,291	5,046
Recognized actuarial gain	(23,913)	(20,213)

Net periodic benefit income	$(16,701)	$(13,246)

The expected contributions for the current fiscal year are approximately $33,000.

(12) Stockholders’ Equity:

Common Stock

     During the quarters ended October 31, 2004 and 2003, options were exercised as follows:

     (a) In September 2003, we issued 10,000 shares of common stock having a market value of $19,000 to an unrelated third party upon the exercise of options with an underlying value of $17,200. The difference was recorded as consulting expense.

     (b) In October 2003, we issued 116,752 shares of common stock having an underlying value of $133,593 under our employee stock purchase plan.

     (c) In August 2004, we issued 20,000 shares of common stock having a market value of $27,400 to a former employee upon the exercise of options granted to him while an employee. The underlying value of these shares was $16,200.

     (d) In September 2004, we issued 308,334 shares of common stock having a market value of $524,951 to former employees upon the exercise of options granted to them while employees. The underlying value of these shares was $356,101.

     (e) In October 2004, we issued 106,811 shares of common stock having an underlying value of $123,307 under our employee stock purchase plan.

     The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share.

	For the three months ended			For the three months ended
	October 31, 2004			October 31, 2003
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic income earnings per share	$2,243,207	31,279,739	$0.07	$670,665	30,673,786	$0.02
Effect of dilutive stock options	—	3,101,364	0.00	—	6,452,665	0.00

Diluted income earnings per share	$2,243,207	34,381,103	$0.07	$670,665	37,126,451	$0.02

     Fully diluted shares have been adjusted to recognize the future tax benefits that will be realized upon exercise of outstanding warrants and options in accordance with Treasury Regulation 1.263(a). This regulation is related to amounts paid or incurred to facilitate an acquisition of a trade of business and was effective in December of 2003. Such inclusion would have no effect on previously reported fully diluted earnings per share.

     Options to purchase 380,000 and 0 shares of our common stock for the quarters ended October 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Stock Warrants

     We issued warrants related to the financing of the acquisition of Smith & Wesson Corp. as incentive bonuses to employees and directors and as compensation to outside consultants in fiscal 2002.

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

Employee Stock Option and Employee Stock Purchase Plans

     We have two Employee Stock Option Plans (“the SOPs”), the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. The 2001 Stock Option Plan was terminated when the shareholders approved the 2004 Incentive Compensation Plan at the September 13, 2004 annual meeting. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of options to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOP are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. In some instances, it has been reduced. During the six months ended October 31, 2004 and 2003, we granted 215,000 (145,000 under the 2001 Stock Option Plan and 70,000 under the 2004 Incentive Compensation Plan) and 30,000 (under the 2001 Stock Option Plan) options, respectively, under the SOPs. The number and weighted average exercise prices of options granted under the SOP for the six months ended October 31, 2004 and 2003 were as follows:

	For the six months ended October 31,
	2004		2003
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,389,092	$1.17	2,542,500	$1.10
Granted during the period	215,000	$1.51	30,000	$1.53
Exercised during the period	(456,583)	$1.04	(20,000)	$1.44
Cancelled/forfeited during the period	(255,584)	$1.56	—	—

Options outstanding, end of the period	1,891,925	$1.19	2,552,500	$1.11

Shares exercisable, end of the period	1,429,423		1,725,845

     A summary of stock options outstanding and exercisable at October 31, 2004 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price
Range of Exercise Prices
$0.81 — $0.81	876,925	7.00 years	$0.81	876,925	$0.81
$1.18 — $1.54	635,000	8.37 years	$1.35	336,667	$1.32
$1.65 — $2.21	380,000	9.38 years	$1.81	215,831	$1.66

$0.81 — $2.21	1,891,925	7.94 years	$1.19	1,429,423	$1.06

     We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP is implemented by a series of offering periods of six months duration with new offering periods commencing on or about April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price must equal 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the quarters ended October 31, 2004 and 2003, 106,811 and 116,752 shares, respectively, were purchased under the ESPP.

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

     For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended October 31, 2004 and 2003 was $1.22 and $1.36, respectively. The weighted-average fair value of ESPP shares granted during the six months ended October 31, 2004 and 2003 was $0.60 and $0.58, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Six months ended
	October 31,
	2004	2003
Stock option grants:
Risk-free interest rate	4.34%	3.35%
Expected life	9.1 years	8.1 years
Expected volatility	80.0%	85.2%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.04%	3.88%
Expected life	6 months	6 months
Expected volatility	72.8%	69.4%
Dividend yield	0%	0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2004. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.

Second Quarter Fiscal 2005 Highlights

     Net income for the quarter of $2,243,207 was $1,572,542, or 234.5%, higher than net income of $670,665 for the three months ended October 31, 2003. Our net product sales for the quarter of $29.1 million was $0.2 million higher than sales of $28.9 million for the three months ended October 31, 2003. Firearms sales, our core business, increased for the quarter by $1.8 million, or 7.4%, compared with the three months ended October 31, 2003.

     In April 2003, we entered into an agreement with one of the two primary commercial umbrella liability insurance carriers who were responsible for coverage during the time period involved in the municipal litigation cases. The carrier reimbursed us for a significant amount of certain past costs outstanding at the time of the settlement and agreed to pay a portion of ongoing costs for which we have previously provided reserves. In addition we recently reached an agreement with the second carrier, which is reflected in the results for the three and six months ended October 31, 2004. The second carrier has agreed to reimburse us in the amount of $2.6 million for certain past costs and agreed to pay one half of future costs, for which we have previously provided reserves, on the majority of the pending municipal cases. Under the terms of the agreement with the first carrier, we have agreed to reimburse $607,000 from the insurance proceeds received from the second carrier for duplicate payment. The net $2.0 million is reflected in Other Income on the Consolidated Statement of Operations.

     As a result of our agreement with the second carrier, we now have increased the amount of the agreed upon reimbursement for the municipal litigation. Consequently, we have increased the receivable from the insurance carriers by $2.1 million. This adjustment was recorded as a reduction to Cost of Sales in the three and six months ended October 31, 2004 and an increase in Other Assets on the Consolidated Balance Sheet.

     In addition, favorable outcomes on several of the municipal cases have resulted in a reduction in the gross liability of $3.3 million and a corresponding decrease in the receivable from insurance carriers. This adjustment was reflected in the Consolidated Balance

Sheet as a decrease to Other Current Assets of $325,000 and Other Assets of $3.0 million and a decrease to Accrued Expenses of $100,000 and Other Non-Current Liabilities of $3.2 million.

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

     The SEC is conducting an investigation regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing.

Results of Operations

Net Product Sales

     The following table set forth certain information relative to net product sales for the three months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Revolvers	$13,234,428	$11,132,373	$2,102,055	18.9%
Pistols	6,247,940	7,204,902	(956,962)	-13.3%
Walther	3,777,916	3,977,870	(199,954)	-5.0%
Performance Center	2,160,709	1,614,169	546,540	33.9%
Other	1,027,845	698,928	328,917	47.1%

Total Firearms	26,448,838	24,628,242	1,820,596	7.4%

Handcuffs	1,138,997	1,985,553	(846,556)	-42.6%
Specialty Services	881,533	1,231,407	(349,874)	-28.4%
Other	608,671	1,028,956	(420,285)	-40.8%

Non-Firearms	2,629,201	4,245,916	(1,616,715)	-38.1%

Total	$29,078,039	$28,874,158	$203,881	0.7%

     We recorded net product sales of $29,078,039 for the three months ended October 31, 2004, an increase of $203,881, or 0.7%, over the three months ended October 31, 2003. Firearms sales increased by $1,820,596, or 7.4%, over the comparable quarter last year. Non-firearm sales for the three months ended October 31, 2004 declined by $1,616,715, or 38.1%, compared with the three months ended October 31, 2003 as a result of lower handcuff sales and as a result of our decision to exit certain non-core businesses.

     Revolver sales increased by $2,102,055, or 18.9%, for the three months ended October 31, 2004 to $13,234,428. The increase was attributable to an increase in units sold as well as a shift to higher priced models, particularly the Model 500. The Model 500 revolver continues to be the strongest selling model in our revolver line. Sales of Model 500 variations were over 8,200 units for the three months ended October 31, 2004 compared with approximately 4,200 units for the three months ended October 31, 2003. The

Model 500 accounted for almost 25% of our revolver unit sales in the three months ended October 31, 2004. The revolver order backlog was $5,596,147 at October 31, 2004.

     Pistol sales of $6,247,940 were $956,962, or 13.3%, lower for the three months ended October 31, 2004. The decline in pistol sales was attributable to lower sales for our metal frame pistols and our SW99 pistols. In the three months ended October 31, 2003, we were continuing the introduction of our 1911 pistol as well as several variations of our SW99 pistol. As a result, a substantial amount of sales during the period related to filling the distribution pipeline with these products. There was not a similar situation in the three months ended October 31, 2004. The pistol order backlog was $2,420,640 at October 31, 2004.

     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales declined by $199,954 as a result of lower sales of the P22 and P99 pistols. Shipments of the new G22 rifle began in July. We have shipped approximately 4,100 units to date of this new model. Walther order backlog was $2,324,185 at October 31, 2004.

     Performance Center sales increased by $546,540, or 33.9%, for the three months ended October 31, 2004 to $2,160,709, compared with the comparable quarter last year. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center has an order backlog of $2,040,365 at October 31, 2004.

     Non-firearms sales declined by $1,616,715, or 38.1%, for the three months ended October 31, 2004 as a result of a decrease in handcuff sales, lower Specialty Services revenue, and discontinued product lines, such as Optics and Identi-Kit. Handcuff sales declined as a result of lower demand and changes in the price structure within the distribution network. The lower Specialty Services revenue was due to the discontinuation of the machining business for third-party customers as a result of our decision to focus more on the firearms business.

     The following table set forth certain information relative to net product sales for the six months ended October 31, 2004 and 2003:

	2004	2003	$ Change	Change
Revolvers	$26,204,774	$22,900,401	$3,304,373	14.4%
Pistols	11,856,467	13,307,317	(1,450,850)	-10.9%
Walther	7,642,721	8,264,376	(621,655)	-7.5%
Performance Center	4,404,776	3,293,136	1,111,640	33.8%
Other	1,649,333	1,625,442	23,891	1.5%

Total Firearms	51,758,071	49,390,672	2,367,399	4.8%

Handcuffs	2,091,558	3,400,977	(1,309,419)	-38.5%
Specialty Services	1,864,118	2,928,462	(1,064,344)	-36.3%
Other	1,133,167	1,946,903	(813,736)	-41.8%

Non-Firearms	5,088,843	8,276,342	(3,187,499)	-38.5%

Total	$56,846,914	$57,667,014	($820,100)	-1.4%

     Sales for the six months ended October 31, 2004 were $56,846,914, a decrease $820,100, or 1.4%, over the six months ended October 31, 2003. Firearms sales increased by $2,367,399, or 4.8%, over the comparable period last year. Non-firearm sales for the six months ended October 31, 2004 declined by $3,187,499, or 38.5%, compared with the six months ended October 31, 2003 as a result of lower handcuff sales and as a result of our decision to exit certain non-core businesses.

     Revolver sales increased by $3,304,373, or 14.4%, for the six months ended October 31, 2004 to $26,204,774. Revolver units sales increased by approximately 5,200 units to 68,700 units, an increase of 8.1%, the sales increase primarily attributable to the continued strong demand for the Model 500 revolver. We shipped over 13,300 Model 500 revolvers in the six months ended October 31, 2004, compared with approximately 6,800 in the six months ended October 31, 2003.

     Pistol sales of $11,856,467 were $1,450,850, or 10.9%, lower for the six months ended October 31, 2004. The decline in pistol sales resulted primarily from the price decrease on the Sigma VE pistols in fiscal 2004. Pistol unit sales increased by approximately 1,500 units to 40,300 units, an increase of 3.9%. The average price of a pistol decreased from approximately $343 per unit for the six months ended October 31, 2003 compared with approximately $294 per unit for the six months ended October 31, 2004. The Sigma VE pistols accounted for 38.0% of total pistol sales compared with 23.2% for the six months ended October 31, 2003.

     Walther firearms sales declined by $621,655, or 7.5%, as a result of lower sales of the P22 and P99 pistols. Performance Center sales increased by $1,111,640, or 33.8%, for the six months ended October 31, 2004 to $4,404,776, compared with the comparable period last year. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales.

     Non-firearms sales declined by $3,187,499, or 38.5%, for the six months ended October 31, 2004 as a result of a decrease in handcuff sales, lower Specialty Services revenue, and discontinued product lines, such as Optics and Identi-Kit. Handcuff sales declined as a result of lower demand, both domestically and internationally. The lower Specialty Services revenue resulted from the discontinuation of the machining business for third-party customers following our decision to focus more on the firearms business.

Licensing Revenue

     The following table sets forth certain information relative to licensing revenue for the three months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Licensing Revenue	$526,018	$362,701	$163,317	45.0%

     Licensing revenue for the three months ended October 31, 2004 increased by $163,317, or 45.0%, over the comparable period in the previous fiscal year. The increase in licensing revenue resulted from a combination of increased revenues from existing licensees and the addition of new licensees. New licensees added during the past year accounted for $75,000 in revenue.

     The following table sets forth certain information relative to licensing revenue for the six months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Licensing Revenue	$922,768	$786,004	$136,764	17.4%

     Licensing revenue for the six months ended October 31, 2004 was $922,768, an increase of $136,764, or 17.4%, over the six months ended October 31, 2003. New licensees accounted for $85,000 of the increase in licensing revenue.

Cost of Sales and Services and Gross Profit

     The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Cost of sales and services	$19,183,225	$19,866,384	($683,159)	-3.4%
% sales and licensing	64.8%	67.9%
Gross profit	$10,420,832	$9,370,475	$1,050,357	11.2%
% sales and licensing	35.2%	32.1%

     Gross profit for the three months ended October 31, 2004 increased by $1,050,357, or 11.2%, over the three months ended October 31, 2003. The increase in gross profit was attributable to a $2.1 million adjustment in our municipal litigation receivable from insurance carriers of as a result of a settlement reached with one of our insurance carriers. The increase in gross profit was partially offset by increased spending on consultants related to our Lean/Six Sigma efforts, higher medical costs, increased manufacturing supplies, and lower efficiency in revolver production. Gross profit was also impacted by higher costs on Walther imports due to the decline in the dollar. Gross profit, as a percentage of net product sales and licensing revenue, increased from 32.1% for the three months ended October 31, 2003 to 35.2% for the three months ended October 31, 2004.

     The following table sets forth certain information regarding cost of sales and services and gross profit for the six months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Cost of sales and services	$37,984,450	$40,128,104	($2,143,654)	-5.3%
% sales and licensing	65.8%	68.7%
Gross profit	$19,785,232	$18,324,914	$1,460,318	8.0%
% sales and licensing	34.2%	31.3%

Gross profit for the six months ended October 31, 2004 increased by $1,460,318, or 8.0%, over the six months ended October 31, 2003. The increase in gross profit was attributable to adjustments to our municipal litigation receivable from insurance carriers and product liability reserves. The increase was partially offset by higher spending on consulting and manufacturing supplies and higher depreciation expense due to increased capital spending. Gross profit, as a percentage of net product sales and licensing revenue, increased from 31.3% for the six months ended October 31, 2003 to 34.2% for the six months ended October 31, 2004.

Operating Expenses

     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Research and development, net	$38,184	$169,145	($130,961)	-77.4%
Sales and marketing	3,160,186	3,319,079	(158,893)	-4.8%
General and administrative	4,799,717	4,580,365	219,352	4.8%
Operating expenses	$7,998,087	$8,068,589	($70,502)	-0.9%
% sales and licensing	27.0%	27.6%

     Operating expenses for the three months ended October 31, 2004 decreased by $70,502, or 0.9%, compared with the three months ended October 31, 2003.

     General and administrative expenses for the three months ended October 31, 2004 included $476,250 in severance costs for our former chief executive officer who left our company on November 2, 2004. In addition, recruiting and relocation expenses were $246,433 higher as a result of the addition of several new senior managers as well as recruiting costs related to the search for a new chief executive officer. Operating expenses would have been $722,683 lower, or $7,275,404, for the three months ended October 31, 2004 excluding these items.

     The operating expenses for the three months ended October 31, 2003 included $276,926 of expenses related to the discontinued advanced technology division, consisting of $142,778 of research and development expenses, $19,382 of sales and marketing expenses, and $114,766 of general and administrative expenses. Operating expenses for the three-month period also included $607,481 of expenses related to the discontinued Crossings catalog, of which $445,505 was sales and marketing expenses and $161,976 was general and administrative expenses. General and administrative expenses for the three months ended October 31, 2003 also included $754,970 in legal and professional fees related to the restatement and the SEC investigation. Operating expenses would have been $1,639,377 lower, or $6,429,212, for the three months ended October 31, 2003 excluding the aforementioned items.

     Adjusted for the aforementioned one-time expenses for the three months ended October 31, 2004 and October 31, 2003, operating expense would have been $7,275,404 and $6,429,212, respectively, an increase of $846,192 or 13.2%. Most of this increase was attributable to additional profit sharing expense of $200,307 and $390,064 in legal and consulting fees.

     Operating expenses, as a percentage of product sales and licensing, decreased from 27.6% to 27.0% as a result of the lower spending for the three months ended October 31, 2004 compared with the comparable quarter in fiscal 2003.

     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Research and development, net	$75,323	$497,763	($422,440)	-84.9%
Sales and marketing	6,021,436	6,275,980	(254,544)	-4.1%
General and administrative	8,400,258	7,900,073	500,185	6.3%
Operating expenses	$14,497,017	$14,673,816	($176,799)	-1.2%
% sales and licensing	25.1%	25.1%

     Operating expenses for the six months ended October 31, 2004 decreased by $176,799, or 1.2%, over the six months ended October 31, 2003.

     General and administrative expenses for the six months ended October 31, 2004 include $476,250 in severance costs for our former chief executive officer, who left our company on November 2, 2004. In addition, recruiting and relocation expenses are $467,166 higher as a result of several new senior managers as well as recruiting costs related to the search for a new chief executive officer. Operating expenses would have been $943,416 lower, or $13,553,601, for the six months ended October 31, 2003 excluding these items.

     The operating expenses for the six months ended October 31, 2003 included $719,616 of expenses related to the discontinued advanced technology division, consisting of $436,840 of research and development expenses, $62,683 of sales and marketing expenses, and $220,093 of general and administrative expenses. Operating expenses for the six months ended October 31, 2003 also included $813,088 of expenses related to the discontinued Crossings catalog, of which $651,112 was sales and marketing expenses and $161,976 was general and administrative expenses. General and administrative expenses for the six months ended October 31, 2003 also included $756,470 in legal and professional fees related to the restatement and the SEC investigation. Operating expenses would have been $2,289,174 lower, or $12,384,642, for the six months ended October 31, 2003 excluding the aforementioned items.

     Adjusted for the aforementioned expenses for the six months ended October 31, 2004 and October 31, 2003, operating expense would have been $13,553,601 and $12,384,642, respectively, an increase of $1,168,959, or 9.4%. Most of this increase was attributable to additional profit sharing expense of $400,967 and $358,821 in legal and consulting fees.

     Operating expenses, as a percentage of product sales and licensing, did not change year over year.

Operating Income

     The following table sets forth certain information regarding operating income for the three months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Operating income	$2,422,745	$1,301,886	$1,120,859	86.1%
% sales and licensing	8.2%	4.5%

     Operating income was $2,422,745 for the three months ended October 31, 2004, a $1,120,859, or 86.1%, increase compared with operating income of $1,301,886 for the three months ended October 31, 2003. The increase reflected adjustments to the municipal litigation receivable from insurance carriers as a result of the insurance settlement.

     The following table sets forth certain information regarding operating income for the six months ended October 31, 2004 and 2003:

				%
	2004	2003	$ Change	Change
Operating income	$5,288,215	$3,651,098	$1,637,117	44.8%
% sales and licensing	9.2%	6.2%

     Operating income was $5,288,215 for the six months ended October 31, 2004, a $1,637,117, or 44.8% increase, compared with operating income of $3,651,098 for the six months ended October 31, 2003. The increase reflected adjustments to the municipal litigation reserves as a result of the insurance settlement as well as improved gross margins as a result of lower manufacturing spending.

Other Income/Expense

     Other income totaled $1,860,313 for the three months ended October 31, 2004 compared with $494,836 for the three months ended October 31, 2003. Other income included an insurance settlement received with respect to defense costs on the municipal litigation. The settlement, after reimbursing another carrier per terms of a previous agreement, was $1,968,000. This was partially offset by foreign exchange losses of $220,141. The exchange loss was a result of inventory purchases from Walther, which are billed in Euros. While we purchased forward contracts to hedge against exchange losses, the dollar declined so significantly against the Euro that we were unable to protect ourselves fully against the loss. Other income of $494,836 for the three months ended October 31, 2003 included an insurance refund of $767,868, partially offset by a foreign exchange loss of $313,775.

     For the six months ended October 31, 2004, other income of $2,175,306 included a gain of $450,515 from the sale of our Identi-Kit business in addition to the insurance settlement mentioned above. This was partially offset by foreign exchange losses of $303,689. Other expense for the six months ended October 31, 2003 included $826,256 in foreign exchange losses, partially offset by the insurance refund of $767,868.

     Interest income of $101,049 and $183,299 for the three and six months ended October 31, 2004, respectively, represented an increase of $27,824 and $13,403, respectively, compared with the three and six months ended October 31, 2003.

Interest Expense

     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Interest expense	$819,261	$827,499	($8,238)	-1.0%

Interest expense declined for the three months ended October 31, 2004 by $8,238 as a result of repayments made. Total debt outstanding as of October 31, 2004 was $39,931,806 compared with $42,000,000 as of October 31, 2003.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Interest expense	$1,654,638	$1,679,312	($24,674)	-1.5%

Interest expense declined for six months ended October 31, 2004 by $24,674 as a result of repayments made.

Income Taxes

     For the three months ended October 31, 2004, income tax expense was $1,321,639 as compared with income tax expense of $371,783 for the same three months ended October 31, 2003. This tax expense is being accrued at an estimated effective rate of 37.1% and 35.7% for the three months ended October 31, 2004 and 2003, respectively. The increase in the effective rate was primarily attributable to an increase in the overall state effective rate of approximately 2.0%.

     For the six months ended October 31, 2004, income tax expense was $2,256,329 as compared with income tax expense of $700,985 for the same six months ended October 31, 2003. This tax expense is being accrued at an estimated effective rate of 37.7% and 35.8% for the six months ended October 31, 2004 and 2003, respectively. The increase in the effective rate was primarily attributable to an increase in the overall state effective rate of approximately 2.0%.

     We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. In assessing the realization of our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the period in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. We continue to maintain a valuation allowance of $500,000 relating to state net operating loss carryforwards.

Net Income

     The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Net income	$2,243,207	$670,665	$1,572,542	234.5%
Net income per share
Basic	$0.07	$0.02	$0.05	250.0%
Diluted	0.07	0.02	0.05	250.0%

     The increase in net income and net income per share for the three months ended October 31, 2004 compared with the comparable quarter in fiscal 2003 resulted from a refund from one of our insurance carriers as part of a settlement on coverage regarding the municipal litigation costs. As a result of that settlement, we were also able to reduce our municipal litigation reserves.

     The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Net income	$3,735,853	$1,255,913	$2,479,940	197.5%
Net income per share
Basic	$0.12	$0.04	$0.08	200.0%
Diluted	0.11	0.03	0.08	266.7%

The increase in net income and net income per share for the six months ended October 31, 2004 compared with the comparable period in fiscal 2003 resulted from the insurance settlement mentioned above as well as the gain on the sale of our Identi-Kit business.

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

     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2004 and 2003:

	2004	2003	$ Change	% Change
Operating inflow	$2,029,963	$1,074,673	$955,290	88.9%
Investing outflow	(1,771,003)	(1,962,377)	191,374	9.8%
Financing outflow	(1,378,205)	(837,707)	(540,498)	-64.5%

Total	($1,119,245)	($1,725,411)	$606,166	35.1%

     Operating activities represent the principal source of our cash flow. The increase in cash from operating activities was due to the higher net income and depreciation as well as a reduction in accounts receivable. The cash flow results for the first six months included a $2.3 million profit sharing payment in the three months ended July 31, 2004. In the previous fiscal year, the profit sharing payment was not made until the third quarter due to the delay in the issuance of financial statements as a result of the restatement.

     Cash used for investing activities decreased by $191,374 for the six months ended October 31, 2004 compared with the six months ended October 31, 2003. The increase was due to the sale of marketable securities and the proceeds of the sale of the Identi-Kit product line. Capital spending was $3.9 million compared with $2.1 million for the six months ended October 31, 2003. We expect to spend a total of approximately $9.0 million on capital expenditures in fiscal 2005. The major capital expenditures will focus on increasing revolver production capacity to meet the increased demand, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing technology.

     The $540,498 increase in cash used for financing activities for the six months ended October 31, 2004 resulted from our repayment of $1,417,782 on the Tomkins note and $559,914 on the note to BankNorth, our primary bank. We made an early repayment of $1,000,000 on the Tomkins note in the three-month period ended July 31, 2003.

     As of October 31, 2004, we had $4,391,418 in cash and cash equivalents on hand. We have credit facilities with BankNorth to support letters of credit issued in the ordinary course of business. Borrowing capacity is limited, however, by the covenants in the Tomkins note. The covenants prohibit additional borrowing capacity until the Tomkins note has been repaid in full. We have retained Merriman, Curhan, Ford and Company, an investment-banking firm, to assist us in the restructuring of the outstanding debt.

Other Matters

Critical Accounting Policies

     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2004. The most significant areas involving judgments and estimates are described under Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2004, to which there have been mo material changes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. dollar. A portion of our gross revenues during the three and six months ended October 31, 2004 ($3.8 million and $7.4 million, respectively, representing approximately 12.8% and 12.7% of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts. All remaining forward contracts were exhausted during the quarter ended October 31, 2004. During the three and six months ending October 31, 2004, we experienced a net loss of $39,636 and a net gain of $78,960, respectively, on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate.

     On November 4, 2004 we contracted 11 participating forwards at 750,000 Euros each, for a total of 8,250,000 Euros at an average price of 1.32 EUR/USD. Each Euro contract has a value date of the first of each month beginning December 1, 2004. A participating forward is a zero cost strategy that has a forward sell price for EUR/USD, which provides full protection against the depreciation and partial benefit from the appreciation of the currency pair.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Duly Authorized Officer and our Chief Financial Officer, of the effectiveness of the design and operation of its “disclosure controls and procedures.” As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Duly Authorized Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Duly Authorized Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

     Based on this evaluation, our Duly Authorized Officer and Chief Financial Officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC.

     The following describes material updates to previously reported cases since the filing of our Form 10-K for the year ended April 30, 2004; and our Form 10-Q for the quarter ended July 31, 2004.

NEW CASES

     No new cases of a material nature were filed during the quarter ended October 31, 2004.

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals:

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. The complaint alleges that firearms manufacturers, distributors, dealers, sellers, agents, and trade associations have failed to utilize safety devices that would prevent unauthorized users from firing guns and causing a “public nuisance.” The complaint also alleges negligence in distribution, sales, marketing, design and warnings, statutory nuisance, products liability for defective design and warnings, and unjust enrichment. Unspecified compensatory and punitive damages, including damages in an amount equal to the unjust enrichment gained by the defendants and equal to defendants’ profits for the last five years are demanded, as well as an order to “abate” the nuisance. On March 1, 2002, the court transferred the case from the Circuit Court of the City of St. Louis to St. Louis County. A hearing on defendants’ renewed motion to dismiss was held on February 28, 2003. On September 12, 2003, the Missouri General Assembly enacted legislation that would prohibit cities and other municipalities from suing firearms manufacturers and sellers for injuries inflicted by firearms under abnormally dangerous activity, public nuisance, or private nuisance causes of action. On November 18, 2003, the court issued an order dismissing all defendants except two, which filed Bankruptcy Petitions in the United States Bankruptcy Court. The order did not consider or rely on preemption legislation in dismissing the case. On November 24, 2003, Plaintiff filed a notice of appeal to the Missouri Court of Appeals, Eastern District. Oral argument was held on June 9, 2004. On July 27, 2004, the Missouri Court of Appeals issued a decision affirming the trial court’s dismissal of the case. On August 10, 2004, plaintiff filed a motion for rehearing or, alternatively, to transfer the case to the Missouri Supreme Court. On October 26, 2004 the Missouri Supreme Court denied plaintiff’s application seeking direct transfer of the case. Plaintiff has until January 24, 2005 to file a petition for an appeal with the United States Supreme Court.

The City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. Plaintiffs’ Second Amended Complaint contained two causes of action, public nuisance and negligent entrustment, and seeks damages from defendant manufacturers, distributors and dealers to compensate the City of Chicago in an amount to exceed $358.1 million, damages to compensate Cook County in an amount to exceed $75 million, and punitive damages in an unspecified amount. On September 15, 2000, the trial court issued a decision dismissing the Second Amended Complaint in its entirety. Plaintiffs appealed the dismissal of the public nuisance cause of action, but did not appeal the dismissal of the negligent entrustment cause of action. The Appellate Court of Illinois issued an opinion reversing the trial court’s decision granting Defendants’ Motion to Dismiss plaintiffs’ public nuisance claim and remanding the case back to the trial court on November 4, 2002. The public nuisance cause of action is the only remaining claim in this case. Defendants’ petition for leave to appeal to the Illinois Supreme Court was granted on April 8, 2003. Briefing on the appeal was completed on August 13, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. On November 18, 2004, the Illinois Supreme Court reversed the judgment of the appellate court and affirmed the judgment of the circuit court that properly granted the Defendants’ Motion to Dismiss. The time period for plaintiff to file an appeal to the United States Supreme Court has not yet expired.

Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that Chicago Police Officer Michael Ceriale was shot with a handgun by a gang member while conducting narcotics surveillance. The complaint, brought as a putative class action against a number of manufacturers and distributors, alleges that firearms manufacturers have created a public nuisance resulting in illegal possession and use by unauthorized persons. An unspecified amount of damages and injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants that manufactured or sold the firearms used in the Ceriale shooting (we and Chuck’s Gun Shop). On October 2, 2002, the Illinois Supreme Court granted our Petition for Leave to Appeal. Briefing was completed in the Illinois Supreme Court on August 19, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. This case had been consolidated with the Smith and Young cases described herein for purposes of appeal only. (See Smith and Young cases below). On November 18, 2004, the Illinois Supreme Court reversed the judgment of the appellate court and remanded the case to the circuit court with instructions to grant Defendants’ Motions to Dismiss for failure to state a cause of action. The time period for plaintiff to file an appeal to the United States Supreme Court has not yet expired.

Obrellia Smith, Administrator of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that the plaintiff’s decedent was murdered with a handgun by a gang member. The complaint also alleges that firearms manufacturers have created a “public nuisance” by intentionally supplying handguns to the underground market for use by gang members and juveniles. An unspecified amount of damages and certain injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to the Defendant who manufactured or sold the firearms used in the Smith shooting (Navegar). This case had been consolidated with the Ceriale and Young cases described herein for purposes of appeal only. (See Ceriale above). On November 18, 2004, the Illinois Supreme Court reversed the judgment of the appellate court and remanded the case to the circuit court with instructions to grant Defendants’ Motions to Dismiss for failure to state a cause of action. The time period for plaintiff to file an appeal to the United States Supreme Court has not yet expired.

Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. The complaint alleges that a juvenile gang member with a handgun killed the plaintiff’s decedent. The complaint also alleges that firearms manufacturers have created a “public nuisance” by “oversupplying” the handgun market resulting in illegal possession and use by gang members and juveniles. An unspecified amount of damages and certain injunctive relief are demanded. On December 31, 2001, the Illinois Court of Appeals issued an opinion dismissing all claims except for public nuisance as to those defendants who manufactured or sold the firearms used in the Young shooting (Bryco, and Breit & Johnson). This case had been consolidated with the Ceriale and Smith cases described herein for purposes of appeal only. (See Ceriale above). On November 18, 2004, the Illinois Supreme Court reversed the judgment of the appellate court and remanded the case to the circuit court with instructions to grant Defendants’ Motions to Dismiss for failure to state a cause of action. The time period for plaintiff to file an appeal to the United States Supreme Court has not yet expired.

The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood and West Hollywood, et al. v. Arcadia Machine & Tool, et al; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al; and the Cities of San Francisco, Berkeley, Sacramento, Oakland and East Palo Alto and the Counties of San Mateo and Alameda, et al. v. Arcadia Machine & Tool, Inc., et al., have all been consolidated for purposes of appeal. Plaintiffs seek civil penalties, restitution and/or disgorgement, and certain injunctive relief allegedly resulting from defendant’s public nuisance and violation of California Business and Professions Code. On May 7, 2003, the court entered a judgment granting the manufacturer defendant’s motion for summary judgment in its entirety. On June 9, 2003, plaintiffs filed their notice of appeal to the Court of Appeal of the State of California, First Appellate District. On January 16, 2004, plaintiffs filed their opening brief in the Court of Appeals. On May 6, 2004, defendants’ response brief was filed. Oral argument is scheduled for December 2, 2004.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The Plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The Plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $400,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about November 4, 2004, plaintiff purportedly appealed the decision. To date we have not been served.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Plaintiffs’ and defendants’ responses to cross petitions for rehearing were filed. On October 19, 2004, plaintiffs’ and defendants’ cross petitions for rehearing before a full court were granted. On November 8, 2004, both sides filed their briefs. Oral argument has been scheduled for January 11, 2005.

PENDING CASES

The following describes the status of pending cases previously reported by us:

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to fire it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned from us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Discovery is ongoing. Trial has been set for September 19, 2005.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. Discovery is ongoing. Trial has been set for June 15, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on September 13, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	The following directors were elected:

	Votes in	Votes	Votes
Director	Favor	Against	Abstain
G. Dennis Bingham	20,351,290	310,205	196,359
Robert L. Scott	20,480,845	180,650	196,359
Roy C. Cuny	20,361,251	300,244	196,359
John B. Furman	20,364,735	296,760	196,359
Colton R. Melby	20,298,913	362,582	196,359
James J. Minder	20,319,573	341,922	196,359
Barry M. Monheit	20,492,195	169,300	196,359
Mitchell A. Saltz	20,243,698	417,797	196,359
I. Marie Wadecki	20,382,863	278,632	196,359

(c)	The stockholders approved our 2004 Incentive Compensation Plan. The proposal was adopted as 6,704,167 shares voted for, 1,262,284 voted against, 181,833 shares abstained, and 12,709,570 shares did not vote.

(d)	The stockholders approved to authorize serial preferred stock. The proposal was adopted as 6,813,293 shares voted for, 1,173,586 voted against, 161,423 shares abstained, and 12,709,570 shares did not vote.

(e)	The stockholders approved the proposal to amend and restate our Articles of Incorporation. The proposal was adopted as 7,433,400 shares voted for, 475,954 voted against, 238,930 shares abstained, and 12,709,570 shares did not vote.

(f)	The stockholders ratified the selection of PricewaterhouseCoopers LLP as our auditors for fiscal 2005. The proposal was ratified as 20,644,949 shares voted for, 89,737 shares voted against and 123,168 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

     (b) Reports on Form 8-K:

(1)	November 29, 2004, relating to the resignation and release agreement with the former Chief Executive Officer and President

(2)	November 3, 2004, relating to the departure of directors and principle officers

(3)	September 22, 2004, amending a previously filed 8-K

(4)	September 21, 2004, regulation FD Disclosure

(5)	September 10, 2004, relating to the results of operations for the quarter ended July 31, 2004 and full year projection for fiscal 2005

(6)	August 10, 2004 relating to our results of operations for the quarter ended July 31, 2004

(7)	July 15, 2004, relating to our results of operations for the year ended April 30, 2004

SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2004

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ JOHN A. KELLY

John A. Kelly
Duly Authorized Officer

By:	/s/ JOHN A. KELLY

John A. Kelly
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer