Form 10-Q
period 2005-01-31
SMITH & WESSON HOLDING CORP
filed 2005-03-10
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

     The registrant had 31,507,193 common shares, par value $0.001, outstanding at March 1, 2005.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Quarter Ended January 31, 2005

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2005	April 30, 2004
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$932,269	$5,510,663
Marketable securities	—	1,538,738
Accounts receivable, net of allowance for doubtful accounts of $105,374 on January 31, 2005 and $100,000 on April 30, 2004	19,872,564	20,249,858
Inventories	16,991,376	15,986,705
Other current assets	2,374,512	1,823,181
Deferred income taxes	4,495,663	3,900,480
Income tax receivable	134,787	160,596

Total current assets	44,801,171	49,170,221

Property, plant, and equipment, net	16,691,342	11,021,174
Intangibles, net	325,378	351,908
Collateralized cash deposits	—	22,673,059
Notes receivable	1,040,690	1,072,359
Deferred income taxes	7,079,884	9,607,287
Other assets	6,645,082	7,379,099

	$76,583,547	$101,275,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754,524	$9,608,975
Accrued expenses	7,553,038	8,335,196
Accrued payroll	2,590,485	3,920,426
Accrued taxes other than income	1,036,682	1,055,506
Accrued profit sharing	1,786,266	2,272,030
Deferred revenue	576,936	442,291
Current portion of notes payable	1,561,790	4,039,456

Total current liabilities	25,859,721	29,673,880

Notes payable	16,438,210	37,870,046

Other non-current liabilities	13,084,032	16,913,947

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 31,499,193 shares on January 31, 2005 and 30,935,799 shares on April 30, 2004 issued and outstanding	31,499	30,936
Additional paid-in capital	17,352,771	16,651,934
Retained earnings	3,817,314	114,119
Accumulated other comprehensive income	—	20,245

Total stockholders’ equity	21,201,584	16,817,234

	$76,583,547	$101,275,107

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	January 31, 2005	January 31, 2004	January 31, 2005	January 31, 2004
Net product sales	$31,145,521	$27,454,067	$87,992,435	$85,121,081
License revenue	417,100	464,521	1,339,868	1,250,525
Cost of goods sold	23,813,847	19,499,459	61,764,476	59,570,067
Cost of services	600	229,627	34,421	287,123

Gross profit	7,748,174	8,189,502	27,533,406	26,514,416

Operating expenses:
Research and development, net	64,862	15,789	140,185	513,552
Selling and marketing	3,716,024	3,180,184	9,737,460	9,456,164
General and administrative	3,148,020	6,146,958	11,548,278	14,047,031
Restructuring costs	—	1,007,817	—	1,007,817

Total operating expenses	6,928,906	10,350,748	21,425,923	25,024,564

Income (loss) from operations	819,268	(2,161,246)	6,107,483	1,489,852

Other income/(expense):
Other income/(expense)	(234,744)	175,916	1,940,562	(8,868)
Interest income	89,957	78,673	273,256	248,569
Interest expense	(711,161)	(831,751)	(2,365,799)	(2,511,063)

	(855,948)	(577,162)	(151,981)	(2,271,362)

Income (loss) before income taxes	(36,680)	(2,738,408)	5,955,502	(781,510)
Income tax (benefit) expense	(4,022)	(1,031,476)	2,252,307	(330,814)

Net income (loss)	$(32,658)	$(1,706,932)	$3,703,195	$(450,696)
Other comprehensive income:
Unrealized gain on marketable securities	—	7,826	—	10,968

Comprehensive income (loss)	$(32,658)	$(1,699,106)	$3,703,195	$(439,728)

Weighted average number of common equivalent shares outstanding, basic	31,499,193	30,762,304	31,262,905	30,685,493

Net income (loss) per share, basic	$(0.00)	$(0.06)	$0.12	$(0.01)

Weighted average number of common equivalent shares outstanding, diluted	31,499,193	30,762,304	34,391,124	30,685,493

Net income (loss) per share, diluted	$(0.00)	$(0.06)	$0.11	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at April 30, 2004	30,935,799	$30,936	$16,651,934	$114,119	$20,245	$16,817,234
Exercise of employee stock options	456,583	456	475,728			476,184
Tax impact of employee stock options exercised			101,909			101,909
Shares issued under ESPP	106,811	107	123,200			123,307
Net income for the nine months ended January 31, 2005				3,703,195		3,703,195
Reclassification for realized gains included in net income					(20,245)	(20,245)

Balance at January 31, 2005	31,499,193	$31,499	$17,352,771	$3,817,314	$—	$21,201,584

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended:

	January 31, 2005	January 31, 2004
Cash flows provided by (used for) operating activities:
Net income (loss)	$3,703,195	$(450,696)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Amortization and depreciation	1,718,205	1,131,787
Gain on disposal of product line	(450,515)	—
Loss (gain) on sale of assets	(94,377)	75,008
Write-off of patents	39,741	—
Provision for losses on accounts receivable	9,800	22,700
Provision for excess and obsolete inventory	408,104	148,111
Stock compensation for services	—	11,400
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	367,494	(846,487)
Inventories	(1,412,775)	363,880
Other current assets	(551,331)	3,263,624
Deferred taxes	2,034,129	(393,731)
Income tax receivable	25,809	(42,716)
Note receivable	31,669	(82,605)
Other assets	1,378,860	1,293,655
Increase (decrease) in liabilities:
Accounts payable	1,145,549	(3,058,656)
Accrued payroll	(1,329,941)	(325,969)
Accrued profit sharing	(485,764)	(32,691)
Accrued taxes other than income	(18,824)	78,303
Accrued expenses	(782,158)	(2,004,201)
Other non-current liabilities	(3,829,915)	(2,100,051)
Deferred revenue	285,160	659,776

Net cash provided by (used for) operating activities	2,192,115	(2,289,559)

Cash flows provided by (used for) investing activities:
Payments to acquire marketable securities	—	(33,898)
Proceeds from sale of marketable securities	1,518,493	—
Decrease (increase) in collateralized cash deposits	22,673,059	(1,254,414)
Payments to acquire patents	(25,477)	(14,109)
Proceeds from sale of property and equipment	105,375	14,799
Proceeds from sale of product line	300,000	—
Payments to acquire property and equipment	(7,387,105)	(2,996,106)

Net cash provided by (used for) investing activities	17,184,345	(4,283,728)

Cash flows used for financing activities:
Payment on notes payable, Tomkins	(27,000,000)	(1,000,000)
Proceeds from loans and notes payable	18,000,000	—
Debt issuance costs	(644,843)	—
Proceeds from sale of common stock	123,307	133,593
Proceeds from exercise of options to acquire common stock	476,184	45,400
Payments on loans and notes payable, unrelated parties	(14,909,502)	—

Net cash used for financing activities	(23,954,854)	(821,007)

Net decrease in cash and cash equivalents	(4,578,394)	(7,394,294)
Cash and cash equivalents, beginning of year	5,510,663	12,182,010

Cash and cash equivalents, end of period	$932,269	$4,787,716

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2005 and 2004

(1) Basis of Presentation:

     The consolidated balance sheet as of January 31, 2005, the consolidated statements of operations and other comprehensive income for the three and nine months ended January 31, 2005 and 2004, the statement of changes in stockholders’ equity for the nine months ended January 31, 2005, and statements of cash flows for the nine months ended January 31, 2005 and 2004 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2005 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2004 has been derived from the audited financial statements of Smith & Wesson Holding Corporation.

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

(3) Acquisition of Smith & Wesson Corp.:

The Acquisition

     Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding shares of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:

• $5 million, which was paid at closing in cash.

• $10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins providing for interest at a rate of 9% per year. During March 2002, we obtained a bank loan and paid off the entire loan balance.

• A receivable of $464,500 due from Tomkins to us.

     The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003 and another $1,000,000 in July 2003. The outstanding principal balance on the Tomkins note as of January 11, 2005 was $25,095,322 with an interest rate of 9% per annum. During January 2005, we obtained a bank loan and paid off the entire loan balance.

(4) Stock Options:

     As described in Note 13, we have two stock option plans under one of which employees and directors currently may be granted options to purchase common stock and other awards. We apply APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plan. Accordingly, compensation cost is not recognized in the financial statements, except in the event the options are granted to consultants or other non-employees.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost been recognized on the fair value of all options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards, No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income (loss) - as reported	$(32,658)	$(1,706,932)	$3,703,195	$(450,696)
Common stock issued in exchange for services	—	5,000	—	11,400
Compensation expense, as determined under the Black-Scholes option pricing model, net of tax	(92,560)	(58,461)	(249,215)	(316,661)
Net income (loss) - proforma	$(125,218)	$(1,760,393)	$3,453,980	$(755,957)
Basic earnings per common share:
Net income (loss) - as reported	$(0.00)	$(0.06)	$0.12	$(0.01)
Net income (loss) - proforma	$(0.00)	$(0.06)	$0.11	$(0.02)
Diluted earnings per common share:
Net income (loss) - as reported	$(0.00)	$(0.06)	$0.11	$(0.01)
Net income (loss) - proforma	$(0.00)	$(0.06)	$0.10	$(0.02)

     The following weighted-average assumptions were used for stock option grants during the following periods:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Stock option grants:
Risk-free interest rate	4.21%	4.37%	4.23%	4.32%
Expected life	9.5 years	9.3 years	9.4 years	9.3 years
Expected volatility	77.6%	80.1%	78.1%	80.4%
Dividend yield	0%	0%	0%	0%

(5) Debt:

     In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, property, plant and equipment as collateral. The financing was obtained through BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans with BankNorth. We used the cash that was collateralizing our existing line of credit with BankNorth toward the repayment of the Tomkins Note.

     The new credit facility consists of the following:

     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $17 million; or (b) (i) 85% of the net amount of Borrower’s Eligible Receivables; (ii) plus the lesser of $6 million or 70% of Eligible Raw Materials Inventory; plus (iii) 60% of Eligible Finished Goods Inventory; and (iv) 40% of Eligible Finished Parts Inventory, which will be available until September 30, 2007 for working capital needs. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to our maximum leverage). There were no amounts outstanding as of January 31, 2005.

     (2) A seven-year, $12.1 million term loan for refinancing the $25.1 million outstanding Tomkins note and the $14.2 million remaining on a previous loan from BankNorth. The term loan bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.

     (3) A ten-year, $5.9 million term loan for refinancing the Tomkins note and existing indebtedness owed to BankNorth, bearing interest at a rate of 6.85% per annum. The monthly payment is $45,525, through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.

     (4) A $5 million credit arrangement for capital expenditures, which will bear interest at a variable rate until April 30, 2006 equal to either prime or LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to our maximum leverage), and then either a variable rate equal to LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to their maximum leverage), or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2006 plus 200 basis points, in each case with the applicable rate selected by us. The aggregate availability of the Equipment Line of Credit Loan will cease on April 30, 2006, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years. There were no amounts outstanding as of January 31, 2005.

(6) Inventory:

     A summary, stated at lower of cost or market, is as follows:

	January 31, 2005	April 30, 2004
Finished goods	$3,747,736	$5,318,632
Finished parts	9,521,099	8,060,833
Work in process	2,363,415	1,897,614
Raw material	1,359,126	709,626

	$16,991,376	$15,986,705

(7) Advertising Costs:

     We expense advertising costs, consisting primarily of magazine advertisements and printed materials, as incurred. For the three months ended January 31, 2005 and 2004, advertising expenses amounted to approximately $1,805,000 and $1,345,300, respectively, and for the nine months ended January 31, 2005 and 2004, advertising expenses amounted to approximately $4,150,000 and $3,629,300, respectively.

(8) Warranty Reserve:

     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the three months ended January 31, 2005 and 2004 amounted to $318,099 and $489,965, respectively, and for the nine months ended January 31, 2005 and January 31, 2004 amounted to $1,013,204 and $1,195,535, respectively.

     The changes in accrued warranties for the nine months ended January 31, 2005 and the fiscal year ended April 30, 2004 were as follows:

	Nine months
	ended	Year ended
	January 31, 2005	April 30, 2004
Beginning Balance	$1,742,917	$1,364,220
Warranties issued and adjustments to provisions	1,013,204	1,591,741
Warranty claims	(1,186,977)	(1,213,044)

Ending Balance	$1,569,144	$1,742,917

(9) Self-Insurance Reserves:

     In April 2003, we entered into an agreement with one of the two primary commercial umbrella liability insurance carriers that were responsible for coverage during the time period involved in the municipal litigation cases. The carrier reimbursed us for a significant amount of certain past costs outstanding at the time of the settlement and agreed to pay a portion of ongoing costs for which we have previously provided reserves. In November 2004, we reached an agreement with the second carrier, which is reflected in the results for the nine months ended January 31, 2005. The second carrier reimbursed us $2.6 million for certain past costs and agreed to pay one half of future costs, for which we have previously provided reserves, on the majority of the pending municipal cases. Under the terms of the agreement with the first carrier, we have agreed to reimburse $607,000 from the insurance proceeds received from the second carrier for duplicate payment. The $607,000 is included in Accounts Payable on the Balance Sheet as of January 31, 2005. The net $2.0 million is reflected in Other Income on the Consolidated Statement of Operations for the nine months ended January 31, 2005.

     As of January 31, 2005 and April 30, 2004, we had reserves for workers’ compensation and product liability totaling $10,801,585 and $14,426,858, respectively, of which $8,706,588 and $12,104,222, respectively, have been classified as non-current and included in Other Non-Current Liabilities and the remaining amounts of $2,094,997 and $2,322,636, respectively, are included in Accrued Expenses on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged/(credited) were $86,017 and ($5,860) for the three months ended January 31, 2005 and 2004, respectively, and amounts (credited)/charged to expense were $(3,252,553) and $846,782 for the nine months ended January 31, 2005 and 2004, respectively.

     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2005 and April 30, 2004, we had product liability reserves of approximately $9.6 million and $13.5 million, respectively, consisting entirely of expected legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of $6.5 million and $8.3 million, of which, $6.0 million and $7.4 million, respectively, have been classified as Other Assets and the remaining amounts of $545,000 and $900,000, respectively, have been classified as Other Current Assets.

(10) Restructuring and Dispositions:

In January 2004, we decided to close our Scottsdale corporate office and transfer the executive office functions, along with our licensing operations, to our Springfield, Massachusetts facility. We also decided to discontinue our Crossings catalog, as well as to close our Advanced Technology division. As a result, we incurred a one-time charge of approximately $1 million in fiscal 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters were approximately $804,000. The remaining $196,000 were costs to discontinue our Crossings catalog and Advanced Technology businesses. All costs associated with these restructurings and dispositions have been paid.

A summary of the activity in the restructuring liability accrual for the nine months ended January 31, 2005 and the fiscal year ended April 30, 2004 is as follows:

	Nine months
	ended	Year ended
	January 31, 2005	April 30, 2004
Beginning Balance	$365,728	$—
Costs - Accrued	—	1,000,931
Costs - Paid or Settled	(402,979)	(594,618)
Adjustments to Original Estimate	37,251	(40,585)

Ending Balance	$—	$365,728

(11) Commitments and Contingencies:

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

     At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $434 million at January 31, 2005, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

     In the nine months ended January 31, 2005, we incurred $4,535 in defense costs, net of amounts receivable from insurance carriers, relative to product liability and municipal litigation. During this period, we paid no settlement fees relative to product liability cases. As a result of our regular review of our product liability claims, we were able to reduce our reserves by $286,022 for the nine months ended January 31, 2005.

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

     We have in place programs and personnel that monitor compliance with various federal, state, and local environmental regulations. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We will fund our environmental costs through cash flows from operating revenue and expect to do so in the future. We believe that we are in compliance with applicable environmental regulations in all material respects.

     We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to five release areas that are the focus of remediation projects as part of the Massachusetts Contingency Plan, or MCP. Three of these sites are contained on property sold to the Springfield Redevelopment Authority or SRA. The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency, or EPA, and/or individual states under CERCLA or a state equivalent at one site.

     We have reserves of approximately $3.8 million ($3.7 million as non-current) for remediation of the sites referred to above and understand that remediation of the SRA sites is underway and is expected to be completed in the first half of fiscal 2006. The time frame for payment of such remediation for the remaining sites is currently indeterminable thus making any present value calculation irrelevant. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

     On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the SRA for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum.

     This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. We have not revised our environmental reserve, but will monitor the progress of the SRA in the remediation currently underway. The SRA’s progress and success in the Brownfield redevelopment of the property, specifically approval of remediation by governing authorities, will allow us to review our environmental reserve related to these sites to determine if a reduction is appropriate. Based upon the previously identified specific facts and circumstances, we may revise the environmental reserve in the future. Any revision could have a significant impact on us for the period in which an adjustment is made.

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

     Other Agreements — We have various distribution agreements with various third parties in the ordinary course of business.

(12) Post-retirement:

Net periodic post-retirement benefit income for the three and nine months ended January 31, 2005 and 2004 are as follows:

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Service cost	$960	$960	$2,881	$2,881
Interest cost	2,645	2,522	7,936	7,568
Recognized actuarial gain	(11,957)	(10,106)	(35,870)	(30,319)

Net periodic benefit income	$(8,352)	$(6,624)	$(25,053)	$(19,870)

The expected contributions for the current fiscal year are approximately $33,000.

(13) Stockholders’ Equity:

Common Stock

     During the quarters ended January 31, 2005 and 2004, options were exercised as follows:

          (a) In January 2004, we issued 10,000 shares of common stock having a market value of $15,000 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $8,100.

     The following table provides a reconciliation of the loss amounts and shares used to determine basic and diluted earnings per share for the three months ended January 31, 2005 and 2004.

	For the three months ended			For the three months ended
	January 31, 2005			January 31, 2004
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic loss per share	$(32,658)	31,499,193	$(0.00)	$(1,706,932)	30,762,304	$(0.06)
Effect of dilutive stock options	—	—	0.00	—	—	0.00

Diluted loss per share	$(32,658)	31,499,193	$(0.00)	$(1,706,932)	30,762,304	$(0.06)

     Fully diluted shares have been adjusted to recognize the future tax benefits that will be realized upon exercise of outstanding warrants and options in accordance with Treasury Regulation 1.263(a). This regulation is related to amounts paid or incurred to facilitate an acquisition of a trade of business and was effective in December of 2003. Such inclusion would have no effect on previously reported diluted earnings per share.

     All options to purchase shares of our common stock were excluded in the three months ended January 31, 2005 and 2004 computations of diluted earnings per share due to the quarterly net losses.

     The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2005 and 2004.

	For the nine months ended			For the nine months ended
	January 31, 2005			January 31, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic income (loss) per share	$3,703,195	31,262,905	$0.12	$(450,696)	30,685,493	$(0.01)
Effect of dilutive stock options	—	3,128,219	(0.01)	—	—	0.00

Diluted income (loss) per share	$3,703,195	34,391,124	$0.11	$(450,696)	30,685,493	$(0.01)

     Options to purchase 480,833 shares of our common stock were excluded from the January 31, 2005 computation of diluted earninings per share because the effect would have been antidilutive. All options to purchase shares of our common stock were excluded in the January 31, 2004 computation of diluted earnings per share due to the quarterly net loss.

Stock Warrants

     We issued warrants related to the financing of the acquisition of Smith & Wesson Corp. as incentive bonuses to employees and directors and as compensation to outside consultants in fiscal 2002.

     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 24, 2001), to Mitchell A. Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant and the underlying shares.

     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 24, 2001) to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant and the underlying shares.

Employee Stock Option and Employee Stock Purchase Plans

     We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants will not be made under the 2001 Stock Option Plan following the approval of the 2004 Incentive Compensation Plan at our September 13, 2004 annual meeting of shareholders. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. During the nine months ended January 31, 2005 and 2004, we granted 970,000 options (145,000 under the 2001 Stock Option Plan and 825,000 options under the 2004 Incentive Compensation Plan) and 130,000 options (under the 2001 Stock Option Plan), respectively. The number and weighted average exercise prices of options granted under the SOPs for the nine months ended January 31, 2005 and 2004 were as follows:

	For the nine months ended January 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,389,092	$1.17	2,542,500	$1.10
Granted during the period	970,000	$1.52	130,000	$2.05
Exercised during the period	(456,583)	$1.04	(35,000)	$1.30
Cancelled/forfeited during the period	(289,751)	$1.53	—	—

Options outstanding, end of the period	2,612,758	$1.29	2,637,500	$1.15

Shares exercisable, end of the period	1,566,922		1,734,177

     A summary of stock options outstanding and exercisable at January 31, 2005 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31	Contractual Life	Exercise Price	January 31	Exercise Price
Range of Exercise Prices
$0.81 — $0.81	876,925	6.75 years	$0.81	876,925	$0.81
$1.18 — $1.47	1,090,000	7.02 years	$1.40	403,334	$1.34
$1.48 — $2.21	645,833	9.38 years	$1.74	286,663	$1.71

$0.81 — $2.21	2,612,758	7.51 years	$1.29	1,566,922	$1.11

     We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP is implemented by a series of offering periods of six months duration with new offering periods commencing on or about

April 1 and October 1 of each year (or at such other time or times as may be determined by the Board of Directors). The purchase price must equal 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2005 and 2004, 106,811 and 116,752 shares, respectively, were purchased under the ESPP.

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

     For the purpose of computing the pro forma effects of stock compensation under the fair value accounting method, the fair value of each stock option grant or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended January 31, 2005 and 2004 was $1.24 and $1.81, respectively and for the nine months ended January 31, 2005 and 2004 was $1.23 and $1.79, respectively. The weighted-average fair value of ESPP shares granted during the three months ended January 31, 2005 and 2004 was $0.62 and $0.59, respectively and for the nine months ended January 31, 2005 and 2004 was $0.60 and $0.58, respectively. The following weighted-average assumptions were used for stock option grants and ESPP purchases during the following periods:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Stock option grants:
Risk-free interest rate	4.21%	4.37%	4.23%	4.32%
Expected life	9.5 years	9.3 years	9.4 years	9.3 years
Expected volatility	77.6%	80.1%	78.1%	80.4%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.19%	3.93%	4.04%	3.88%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	74.9%	60.0%	72.8%	69.4%
Dividend yield	0%	0%	0%	0%

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

Third Quarter Fiscal 2005 Highlights

     Net loss for the quarter of $32,658 was a $1,674,274 improvement compared with the net loss of $1,706,932 for the three months ended January 31, 2004. Our net product sales for the quarter of $31.1 million were $3.6 million higher than sales of $27.5 million for the three months ended January 31, 2004. Firearms sales, our core business, increased for the quarter by $5.3 million, or 22.5%, compared with the three months ended January 31, 2004.

     During the quarter, we completed the refinancing of our debt. As a result of the refinancing, we were able to reduce our debt level from $39.3 million to $18.0 million. In addition to the reduction in the debt outstanding, we have access to a $17.0 million revolving line of credit to support open letters of credit and working capital needs. In addition, we have also obtained access to a $5.0 million line of credit in fiscal 2006 to support capital expenditure requirements. See footnote 5 to the financial statements for additional details related to the refinancing.

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

Results of Operations

Net Product Sales

     The following table sets forth certain information relative to net product sales for the three months ended January 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Revolvers	$13,242,168	$11,099,257	$2,142,911	19.3%
Pistols	7,222,119	5,727,730	1,494,389	26.1%
Walther	4,902,180	4,109,125	793,055	19.3%
Performance Center	1,822,552	1,862,544	(39,992)	-2.1%
Other	1,380,088	520,012	860,076	165.4%

Total Firearms	28,569,107	23,318,668	5,250,439	22.5%

Handcuffs	1,025,626	848,091	177,535	20.9%
Specialty Services	810,733	971,650	(160,917)	-16.6%
Other	740,055	2,315,658	(1,575,603)	-68.0%

Non-Firearms	2,576,414	4,135,399	(1,558,985)	-37.7%

Total	$31,145,521	$27,454,067	$3,691,454	13.4%

     We recorded net product sales of $31,145,521 for the three months ended January 31, 2005, an increase of $3,691,454, or 13.4%, over the three months ended January 31, 2004. Firearms sales increased by $5,250,439, or 22.5%, over the comparable quarter last year. Non-firearms sales for the three months ended January 31, 2005 declined by $1,558,985, or 37.7%, compared with the three months ended January 31, 2004 as a result of our decision to exit certain non-core businesses.

     Revolver sales increased by $2,142,911, or 19.3%, for the three months ended January 31, 2005 to $13,242,168. The increase was attributable to an increase in domestic demand as well as continued strength of the Model 500. The Model 500 revolver continues to be the strongest selling model in our revolver line. Sales of Model 500 variations were over 8,400 units for the three months ended January 31, 2005 compared with approximately 4,400 units for the three months ended January 31, 2004. The revolver order backlog was $6,096,746 at January 31, 2005.

     Pistol sales of $7,222,119 were $1,494,389, or 26.1%, higher for the three months ended January 31, 2005. The increase in pistol sales was attributable to higher sales for our 1911 pistols. The pistol order backlog was $4,048,037 at January 31, 2005.

     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $793,055 as a result of sales of the new G22 rifle. Shipment of this product began in July 2004. Walther order backlog was $1,828,308 at January 31, 2005.

     Performance Center sales decreased by $39,992, or 2.1%, for the three months ended January 31, 2005 to $1,822,552, compared with the comparable quarter last year. The Performance Center has an order backlog of $1,939,758 at January 31, 2005.

     Non-firearms sales declined by $1,558,985, or 37.7%, for the three months ended January 31, 2005 as a result of lower Specialty Services revenue and discontinued product lines, such as Optics and the sale of Identi-Kit.

     The following table sets forth certain information relative to net product sales for the nine months ended January 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Revolvers	$39,446,942	$33,999,658	$5,447,284	16.0%
Pistols	19,078,586	19,035,047	43,539	0.2%
Walther	12,544,901	12,373,501	171,400	1.4%
Performance Center	6,227,328	5,155,680	1,071,648	20.8%
Other	3,029,421	2,145,454	883,967	41.2%

Total Firearms	80,327,178	72,709,340	7,617,838	10.5%

Handcuffs	3,117,184	4,249,068	(1,131,884)	-26.6%
Specialty Services	2,674,851	3,900,112	(1,225,261)	-31.4%
Other	1,873,222	4,262,561	(2,389,339)	-56.1%

Non-Firearms	7,665,257	12,411,741	(4,746,484)	-38.2%

Total	$87,992,435	$85,121,081	$2,871,354	3.4%

     Sales for the nine months ended January 31, 2005 were $87,992,435, an increase of $2,871,354, or 3.4%, over the nine months ended January 31, 2004. Firearms sales increased by $7,617,838, or 10.5%, over the comparable period last year. Non-firearms sales for the nine months ended January 31, 2005 declined by $4,746,484, or 38.2%, compared with the nine months ended January 31, 2004 as a result of lower handcuff sales and as a result of our decision to exit certain non-core businesses.

     Revolver sales increased by $5,447,284, or 16.0%, for the nine months ended January 31, 2005 to $39,446,942. Revolver units sales increased by approximately 11,000 units to 105,600 units, an increase of 11.6%. The sales increase was primarily attributable to the continued strong demand for the Model 500 revolver. We shipped over 21,700 Model 500 revolvers in the nine months ended January 31, 2005 compared with approximately 11,200 in the nine months ended January 31, 2004.

     Pistol sales of $19,078,586 were $43,539, or 0.2%, higher for the nine months ended January 31, 2005. The increase in pistol sales came from the lower priced Sigma VE and Sport Series pistols. Pistol unit sales increased by approximately 4,800 units to 62,800 units, an increase of 8.3%. The average price of a pistol decreased from $328 per unit for the nine months ended January 31, 2004 compared with $304 per unit for the nine months ended January 31, 2005. This average price decrease is due to changes in product mix with the lower priced Sigmas constituting a greater percentage of the overall pistol sales during the nine months ended January 31, 2005 compared with the comparable period in fiscal 2004.

     Walther firearms sales increased by $171,400, or 1.4%, as a result of the sales of the G22 rifles. Performance Center sales increased by $1,071,648, or 20.8%, for the nine months ended January 31, 2005 to $6,227,328 compared with the comparable period last year. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales.

     Non-firearms sales declined by $4,746,484, or 38.2%, for the nine months ended January 31, 2005 as a result of a decrease in handcuff sales, lower Specialty Services revenue, and discontinued product lines, such as Optics and the sale of Identi-Kit. Handcuff sales declined as a result of lower demand, both domestically and internationally. The lower Specialty Services revenue resulted from the discontinuation of the machining business for third-party customers following our decision to focus more on the firearms business.

Licensing Revenue

     The following table sets forth certain information relative to licensing revenue for the three months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change
Licensing Revenue	$417,100	$464,521	($47,421)	-10.2%

     Licensing revenue for the three months ended January 31, 2005 decreased by $47,421, or 10.2%, over the comparable period in the previous fiscal year. The decrease in licensing revenue resulted from lower revenue from one of our larger licensees. New licensees added during the past year accounted for $10,000 in revenue.

     The following table sets forth certain information relative to licensing revenue for the nine months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change
Licensing Revenue	$1,339,868	$1,250,525	$89,343	7.1%

     Licensing revenue for the nine months ended January 31, 2005 was $1,339,868, an increase of $89,343, or 7.1%, over the nine months ended January 31, 2004. New licensees accounted for $105,000 of the licensing revenue.

Cost of Sales and Services and Gross Profit

     The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended January 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Cost of sales and services	$23,814,447	$19,729,086	$4,085,361	20.7%
% sales and licensing	75.5%	70.7%

Gross profit	$7,748,174	$8,189,502	(441,328)	-5.4%
% sales and licensing	24.5%	29.3%

     Gross profit for the three months ended January 31, 2005 decreased by $441,328, or 5.4%, over the three months ended January 31, 2004. The decrease in gross profit was attributable to $363,367 in increased spending on consultants related to our Lean/Six Sigma efforts, $511,928 higher fringe benefit costs, increased manufacturing supplies, and lower efficiency in revolver production. We also incurred over $207,000 in costs related to the transition to a seven-day work schedule in certain manufacturing areas. This cost was in the form of staffing and training during the months of November and December, prior to the implementation of the new schedule in January. Gross profit, as a percentage of net product sales and licensing revenue, decreased from 29.3% for the three months ended January 31, 2004 to 24.5% for the three months ended January 31, 2005.

     The following table sets forth certain information regarding cost of sales and services and gross profit for the nine months ended January 31, 2005 and 2004:

				%
	2005	2004	$Change	Change
Cost of sales and services	$61,798,897	$59,857,190	$1,941,707	3.2%
% sales and licensing	69.2%	69.3%

Gross profit	$27,533,406	$26,514,416	$1,018,990	3.8%
% sales and licensing	30.8%	30.7%

     Gross profit for the nine months ended January 31, 2005 increased by $1,018,990, or 3.8%, over the nine months ended January 31, 2004. The increase in gross profit was attributable to a $2.1 million adjustment to our municipal litigation receivable from insurance carriers and product liability reserves. The increase was partially offset by increased labor and fringe costs, $796,780 higher spending on consulting and $441,148 higher depreciation expense due to increased capital spending. Gross profit was adversely impacted by $663,899 higher costs on Walther imports due to the decline in the dollar. Gross profit, as a percentage of net product sales and licensing revenue, increased from 30.7% for the nine months ended January 31, 2004 to 30.8% for the nine months ended January 31, 2005.

Operating Expenses

     The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change

Research and development, net	$64,862	$15,789	$49,073	310.8%
Sales and marketing	3,716,024	3,180,184	535,840	16.8%
General and administrative	3,148,020	6,146,958	(2,998,938)	-48.8%
Restructuring costs	—	1,007,817	(1,007,817)	-100.0%

Operating expenses	$6,928,906	$10,350,748	($3,421,842)	-33.1%
% sales and licensing	22.0%	37.1%

     Operating expenses for the three months ended January 31, 2005 decreased by $3,421,842, or 33.1%, compared with the three months ended January 31, 2004.

     During the quarter, we reached an agreement with a third-party regarding a buyout of a non-compete provision in an agreement we had with our former Chief Executive Officer who left our company on November 2, 2004. As a result of this agreement, our severance agreement with the former Chief Executive Officer was assumed by the third-party, relieving us of this liability. As a result, general and administrative expenses for the three months ended January 31, 2005 reflects the reversal of the $476,250 severance provision as well as reimbursement of approximately $25,000 in legal expenses. Operating expenses would have been $501,250 higher, or $7,430,156, for the three months ended January 31, 2005 excluding these items.

     The operating expenses for the three months ended January 31, 2004 included $276,162 of expenses related to the discontinued advanced technology division, consisting of $19,684 of sales and marketing expenses and $256,478 of general and administrative expenses. Operating expenses for the three-month period also included $374,316 of expenses related to the discontinued Crossings catalog, of which $160,558 was sales and marketing expenses and $213,758 was general and administrative expenses. General and administrative expenses for the three months ended January 31, 2004 also included $1,061,276 in legal and professional fees related to the restatement and the SEC investigation. Severance costs for four officers were incurred during the three months ended January 31, 2004 totaling $803,521. Restructuring costs of $1,007,817 incurred in the three months ended January 31, 2004 related to the closing of the Scottsdale corporate office. Operating expenses would have been $3,523,092 lower, or $6,827,656, for the three months ended January 31, 2004 excluding these items.

     Adjusted for the foregoing one-time expenses for the three months ended January 31, 2005 and January 31, 2004, operating expenses would have been $7,430,156 and $6,827,656, respectively, an increase of $602,500, or 8.8%. This increase was primarily attributable to an additional $347,350 in recruiting and relocation costs for the new senior managers hired in the quarter and $312,292 in additional legal and consulting expense.

     Operating expenses, as a percentage of product sales and licensing, decreased from 37.1% to 22.0% as a result of the lower spending for the three months ended January 31, 2005 compared with the comparable quarter in fiscal 2004.

     The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Research and development, net	$140,185	$513,552	($373,367)	-72.7%
Sales and marketing	9,737,460	9,456,164	281,296	3.0%
General and administrative	11,548,278	14,047,031	(2,498,753)	-17.8%
Restructuring costs	—	1,007,817	(1,007,817)	-100.0%

Operating expenses	$21,425,923	$25,024,564	($3,598,641)	-14.4%
% sales and licensing	24.0%	29.0%

     Operating expenses for the nine months ended January 31, 2005 decreased by $3,598,641, or 14.4%, over the nine months ended January 31, 2004.

     General and administrative expenses for the nine months ended January 31, 2005 included $1,019,232 in recruiting and relocation expenses for four new senior managers, including our new chief executive officer. Operating expenses would have been $20,406,691 for the nine months ended January 31, 2004 excluding this item.

     The operating expenses for the nine months ended January 31, 2004 included $995,778 of expenses related to the discontinued advanced technology division, consisting of $436,840 of research and development expenses, $82,367 of sales and marketing expenses, and $476,571 of general and administrative expenses. Operating expenses for the nine months ended January 31, 2004 also included $1,187,404 of expenses related to the discontinued Crossings catalog, of which $811,670 was sales and marketing expenses and $375,734 was general and administrative expenses. General and administrative expenses for the nine months ended January 31, 2004 also included $1,817,746 in legal and professional fees related to the restatement and the SEC investigation. As mentioned above, we incurred $1,007,817 in restructuring costs relative to the closing of the Scottsdale corporate office. Operating expenses would have been $5,008,745 lower, or $20,015,819, for the nine months ended January 31, 2004 excluding these items.

     Adjusted for the foregoing expenses for the nine months ended January 31, 2005 and January 31, 2004, operating expenses would have been $20,406,691 and $20,015,819, respectively, an increase of $390,872, or 2.0%. This increase was attributable to an additional $664,516 in recruiting and relocation expenses for four new senior managers, including our new Chief Executive Officer, an increase in profit sharing expense of $198,019, and $973,824 in legal and consulting fees. This was partially offset by $1,289,668 in savings from the closing our Scottsdale corporate office.

     Operating expenses, as a percentage of product sales and licensing, decreased by 5.0% to 24.0% for the nine months ended January 31, 2005 as a result of the lower spending.

Operating Income (Loss)

     The following table sets forth certain information regarding operating income (loss) for the three months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Operating income (loss)	$819,268	($2,161,246)	$2,980,514	137.9%
% sales and licensing	2.6%	-7.7%

     Operating income was $819,268 for the three months ended January 31, 2005, a $2,980,514 increase compared with an operating loss of $2,161,246 for the three months ended January 31, 2004. The increase reflects lower spending in operating expenses and an adjustment to the severance provision for our former Chief Executive Officer as a result of an agreement reached with Stinger, Inc.

     The following table sets forth certain information regarding operating income for the nine months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Operating income	$6,107,483	$1,489,852	$4,617,631	309.9%
% sales and licensing	6.8%	1.7%

     Operating income was $6,107,483 for the nine months ended January 31, 2005, a $4,617,631, or 309.9% increase, compared with operating income of $1,489,852 for the nine months ended January 31, 2004. The increase reflected adjustments to the municipal litigation reserves as a result of the insurance settlement as well as lower spending in operating expenses.

Other Income/Expense

     Other expense totaled $234,744 for the three months ended January 31, 2005 compared with income of $175,916 for the three months ended January 31, 2004. Other expense included foreign exchange losses of $324,806. The exchange loss was a result of inventory purchases from Walther, which are billed in Euros. While we purchased forward contracts to protect against exchange losses, the dollar declined so significantly against the Euro that we were unable to protect ourselves fully against the loss. Other income of $175,916 for the three months ended January 31, 2004 included a foreign exchange gain of $200,432 as gains from foreign exchange contracts exceeded the net of exchange losses on purchases.

     For the nine months ended January 31, 2005, other income of $1,940,562 included a refund from one of our insurance carriers on municipal litigation costs of $1,968,000 and a gain of $450,515 from the sale of our Identi-Kit business. This was partially offset by foreign exchange losses of $588,039. Other expense of $8,868 for the nine months ended January 31, 2004 included $813,296 in foreign exchange losses, partially offset by the insurance refund of $767,768.

     Interest income of $89,957 and $273,256 for the three and nine months ended January 31, 2005, respectively, represented an increase of $11,284 and $24,687, respectively, compared with the three and nine months ended January 31, 2004.

Interest Expense

     The following table sets forth certain information regarding interest expense for the three months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Interest expense	$711,161	$831,751	($120,590)	-14.5%

Interest expense declined for the three months ended January 31, 2005 by $120,590 as a result of the refinancing that was completed in January 2005. Total debt outstanding as of January 31, 2005 was $18,000,000 compared with $42,000,000 as of January 31, 2004.

     The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2005 and 2004:

	2005	2004	$Change	% Change

Interest expense	$2,365,799	$2,511,063	($145,264)	-5.8%

Interest expense declined for nine months ended January 31, 2005 by $145,264 as a result of refinancing.

Income Taxes/Benefit

     For the three months ended January 31, 2005, income tax benefit was $4,022 compared with income tax benefit of $1,031,476 for the three months ended January 31, 2004. This tax benefit is being accrued at an estimated effective rate of 11.0% and 37.7% for the three months ended January 31, 2005 and 2004, respectively. The decrease in the effective rate is primarily attributable to $10,000 of adjustments recorded to tax expense during the three months ended January 31, 2005 to record differences in actual taxes reported on tax returns filed this quarter, as compared to amounts previously accrued.

     For the nine months ended January 31, 2005, income tax expense was $2,252,307 compared with an income tax benefit of $330,814 for the nine months ended January 31, 2004. This tax expense is being accrued at an estimated effective rate of 37.8% and 42.3% for the nine months ended January 31, 2005 and 2004, respectively. The decrease in the effective tax rate compared with the nine months ended January 31, 2004 was primarily attributable to additional tax benefits recorded in the prior year, as a result of amended returns filed.

     We currently have significant deferred tax assets resulting from net operating loss carryforwards and other deductible temporary differences, which will reduce taxable income in future periods. In assessing the realization of our deferred tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the period in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. We continue to maintain a valuation allowance of $447,631 relating to state net operating loss carryforwards.

Net Income (Loss)

     The following table sets forth certain information regarding net loss and the related per share data for the three months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Net loss	($32,658)	($1,706,932)	$1,674,274	98.1%

Net loss per share
Basic	($0.00)	($0.06)	$0.06	100.0%
Diluted	($0.00)	($0.06)	$0.06	100.0%

     The reduction in the net loss for the three months ended January 31, 2005 compared with the comparable quarter in fiscal 2004 resulted from the lower spending in operating expenses.

     The following table sets forth certain information regarding net income (loss) and the related per share data for the nine months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Net income (loss)	$3,703,195	($450,696)	$4,153,891	921.7%

Net income (loss) per share
Basic	$0.12	($0.01)	$0.13	1300.0%
Diluted	$0.11	($0.01)	$0.12	1200.0%

     The increase in net income and net income per share for the nine months ended January 31, 2005 compared with the comparable period in fiscal 2004 resulted from the insurance settlement reached with one of our insurance carriers earlier in the second quarter, increased gross profit, lower spending in operating expenses, and the gain on the sale of our Identi-Kit business.

Liquidity and Capital Resources

     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

     In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, property, plant and equipment as collateral. The financing was obtained through BankNorth, with which we had previous credit facilities. As a result of our refinancing, we were able to repay the Tomkins note which had a high interest cost and restrictive loan covenants. We used the cash that was collateralizing our existing line of credit with BankNorth, along with a seven-year $12.1 million term loan and a ten-year $5.9 million term note, to repay the Tomkins note and the outstanding BankNorth loans. In addition, we have a $17,000,000 revolving line of credit to support letters of credit and working capital needs as well as a $5,000,000 line of credit available in fiscal 2006 to support capital expenditures. While we believe that our internal cash generation will support our capital spending requirements in fiscal 2006, the timing and size of the expenditures may require us to utilize this line of credit for a portion of the fiscal year.

     The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Operating inflow (outflow)	$2,192,115	($2,289,559)	$4,481,674	195.7%
Investing inflow (outflow)	17,184,345	(4,283,728)	21,468,073	501.2%
Financing outflow	(23,954,854)	(821,007)	(23,133,847)	-2,817.7%

Total	($4,578,394)	($7,394,294)	$2,815,900	38.1%

     Operating activities represent the principal source of our cash flow. The increase in cash from operating activities was due to the higher net income and depreciation as well as a reduction in accounts receivable.

     Cash provided by investing activities increased by $21,468,073 for the nine months ended January 31, 2005 compared with the nine months ended January 31, 2004. Included in this activity was the $22,673,059 in collateralized cash that was released as a result of the refinancing. Also included in the increase was proceeds from the sale of marketable securities and the proceeds of the sale of the Identi-Kit product line. Capital spending was $7.4 million compared with $3.0 million for the nine months ended January 31, 2004. We expect to spend a total of approximately $9.0 million on capital expenditures in fiscal 2005. The major capital expenditures will focus on increasing revolver production capacity to meet the increased demand, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing processes.

     The $23,133,847 increase in cash used for financing activities for the nine months ended January 31, 2005 resulted from the repayment of $27,000,000 on the Tomkins note and $14,909,502 on the original note to BankNorth, our primary bank, net of the $18,000,000 in proceeds from the refinancing. The Tomkins note is now repaid in full.

     As of January 31, 2005, we had $932,269 in cash and cash equivalents on hand. We have a $17,000,000 revolving line of credit with BankNorth to support working capital needs and letters of credit issued in the ordinary course of business. After taking into account the open letters of credit and foreign exchange contracts, there is $9,903,128 available on the line of credit.

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

Recent Accounting Changes

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs (an amendment of ARB No. 43, Chapter 4).” This new standard requires the recognition of abnormal inventory costs related to idle facility expenses, freight, handling costs, and spoilage as period costs. SFAS No. 151 will be effective for us in fiscal 2007 and is not expected to have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This new standard supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a company to recognize the cost of employee services received in exchange for an award of equity instruments. Therefore, the cost of awarding equity instruments will be recognized in our financial statements rather than disclosed in a pro forma statement in the financial statement footnotes. SFAS No. 123R will be effective for us in the second quarter of fiscal 2006. We have not yet fully evaluated the effect of SFAS No. 123R on our financial statements and have not determined the method of adoption it will use to implement SFAS No. 123R.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29).” This new standard requires a company to measure and recognize nonmonetary exchanges that are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for us in the second quarter of fiscal 2006 and is not expected to have any impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three and nine months ended January 30, 2005 ($4.6 million and $12.0 million, respectively, representing approximately 15.0% and 13.5%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we entered into Euro participating forward options. Participating forward options provide full protection against the depreciation and partial benefit from the appreciation of the currency pair. If the Euro strengthens below the average rate, we will not pay more than the average rate. If the Euro weakens above the average rate, 50% of the Euros are at the average rate and the remaining 50% of the Euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. As of January 30, 2005, there was approximately $6.7 million Euros remaining on nine participating forward options due at the first of each month. These nine remain from the options entered into November 5, 2003 are at 750,000 Euros each with an average exchange rate of $1.325 Euro/USD. During the three and nine months ended January 30, 2005, we experienced a net gain of $47,875 and $126,835, respectively, on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate. As of January 30, 2005, we recognized a loss of $3,895 on the mark to market valuation on these participating forward options.

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

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation, and of the period covered by this report, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

     [The nature of the legal proceedings against us are discussed in Note 10 to the Consolidated Financial Statements included in this report on Form 10-Q, which is incorporated by reference herein.].

     The following describes material updates to previously reported cases since the filing of our Form 10-K for the year ended April 30, 2004; and our Form 10-Q for the quarter ended October 31, 2004.

NEW CASES

No new cases of a material nature were filed during the quarter ended January 31, 2005.

CASES DISMISSED OR RESOLVED

The following previously reported cases have been adjudicated in our favor:

City of St. Louis, Missouri v. Henry J. Cernicek, et al., in the Circuit Court of the City of St. Louis, Missouri. On October 26, 2004, the Missouri Supreme Court denied plaintiff’s application seeking direct transfer of the case. Plaintiff did not appeal.

Anthony Ceriale, Special Administrator of the Estate of Michael Ceriale, Deceased v. Smith & Wesson Corp., et al., in the Circuit Court of Cook County, Illinois. On December 16, 2004, the Illinois Supreme Court remanded the case to the trial court for dismissal. On January 24, 2005, the trial court dismissed the case with prejudice. Plaintiffs did not appeal.

Obrellia Smith, Administrator of the Estate of Salada Smith, Deceased, individually and on behalf of a class of similarly situated persons v. Navegar, Inc. et al., in the Circuit Court of Cook County, Illinois. On December 16, 2004, the Illinois Supreme Court remanded the case to the trial court for dismissal. On January 24, 2005, the trial court dismissed the case with prejudice. Plaintiffs did not appeal.

Stephen Young, Special Administrator of the Estate of Andrew Young, individually and on behalf of a class of similarly situated persons v. Bryco Arms, et al., in the Circuit Court of Cook County, Illinois. On December 16, 2004, the Illinois Supreme Court remanded the case to the trial court for dismissal. On January 24, 2005, the trial court dismissed the case with prejudice. Plaintiffs did not appeal.

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals:

The City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. Plaintiffs’ Second Amended Complaint contained two causes of action, public nuisance and negligent entrustment, and seeks damages from defendant manufacturers, distributors, and dealers to compensate the city of Chicago in an amount to exceed $358.1 million, damages to compensate Cook County in an amount to exceed $75 million, and punitive damages in an unspecified amount. On September 15, 2000, the trial court issued a decision dismissing the Second Amended Complaint in its entirety. Plaintiffs appealed the dismissal of the public nuisance cause of action, but did not appeal the dismissal of the negligent entrustment cause of action. The Appellate Court of Illinois issued an opinion reversing the trial court’s decision granting Defendants’ Motion to Dismiss plaintiffs’ public nuisance claim and remanding the case back to the trial court on November 4, 2002. The public nuisance cause of action is the only remaining claim in this case. Defendants’ petition for leave to appeal to the Illinois Supreme Court was granted on April 8, 2003. Briefing on the appeal was completed on August 13, 2003. Oral argument was heard by the Illinois Supreme Court on September 10, 2003. On November 18, 2004,the Illinois Supreme Court reversed the judgment of the appellate court and affirmed the judgment of the circuit court that properly granted the Defendants’ Motion to Dismiss. On January 24, 2005, the Illinois Supreme Court denied Plaintiffs’ Motion for Reconsideration. Plaintiffs’ deadline to file a Petition for Writ of Certiorari to the United States Supreme Court is May 5, 2005.

The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood and West Hollywood, et al. v. Arcadia Machine & Tool, et al; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al; and the Cities of San Francisco, Berkeley, Sacramento, Oakland and East Palo Alto and the Counties of San Mateo and Alameda, et al. v. ArcadiaMachine & Tool, Inc., et al., have all been consolidated for purposes of appeal. Plaintiffs seek civil penalties, restitution and/or disgorgement, and certain injunctive relief allegedly resulting from defendant’s public nuisance and violation of California Business and Professions Code. On May 7, 2003, the court entered a judgment granting the manufacturer defendants’ motion for summary judgment in its entirety. On June 9, 2003, plaintiffs filed their notice of appeal to the Court of Appeal of the State of California, First Appellate District. On January 16, 2004, plaintiffs filed their opening brief in the Court of Appeals. On May 6, 2004, defendants’ response brief was filed. Oral argument was heard before the California Court of Appeals. On February 10, 2005, the Court of Appeals issued a decision affirming the trial court’s granting of summary judgment. Plaintiffs have until February 25, 2005 to file a Petition for Rehearing; and until March 22, 2005 to file a Petition for Review to the California Supreme Court.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. The parties responses to cross petitions for rehearing were filed on October 19, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. No decision has been issued to date.

PENDING CASES

The following describes the status of pending cases previously reported by us:

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned from us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Discovery is ongoing. Trial has been set for September 19, 2005. Mediation is scheduled for April 13, 2005.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the Defendants have created, contributed to, and maintained a public nuisance in the City of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied Plaintiff’s Motion to Strike Defendants’ Jury Demands and granted Defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied Defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 7, 2004, a status conference was held before Judge Weinstein and Magistrate Pollak. On September 20, 2004, the court entered a protective order for confidential documents. A status conference was held on October 25, 2004. Discovery is ongoing. Trial is scheduled for September 6, 2005.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $400,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to us or our counsel, and that the merits of plaintiff's appeal have been taken under advisement by that court. We are attempting to re-open the appeal based on the lack of service of the appeal papers on us. To date we have not been served with the appeal papers.

Item 5. Other Information

     In November 2004, we entered into an agreement with one of our commercial umbrella liability insurance carriers regarding coverage during the time period involved in the municipal litigation cases. Under that agreement, the carrier reimbursed us $2.6 million for certain past costs and agreed to pay one half of future costs on the majority of pending municipal cases. A copy of the agreement is filed herewith as Exhibit 10.51. The foregoing description of the agreement is qualified in its entirety by reference to the full text of the agreement, which are incorporated by reference herein. An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this agreement. These portions have been omitted from the agreement filed with this Report.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.51	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*   An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

     (b) Reports on Form 8-K:

(1)	February 17, 2005, regulation FD Disclosure

(2)	January 18, 2005, credit facility, dated January 11, 2005

(3)	January 11, 2005, relating to waiver of certain provisions of the former Chief Executive Officer and President severance agreement

(4)	December 9, 2004, relating to our results of operations for the quarter ended October 31, 2004

(5)	December 6, 2004, relating to an employment agreement with the current Chief Executive Officer and President

(6)	November 30, 2004, relating to the resignation and release agreement with the former Chief Executive Officer and President

(7)	November 3, 2004, relating to the departure of directors and principle officers

(8)	September 22, 2004, amending a previously filed 8-K

(9)	September 21, 2004, regulation FD Disclosure

(10)	September 10, 2004, relating to the results of operations for the quarter ended July 31, 2004 and full year projection for fiscal 2005

(11)	August 10, 2004 relating to our results of operations for the quarter ended July 31, 2004

(12)	July 15, 2004, relating to our results of operations for the year ended April 30, 2004

SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN Michael F. Golden President and Chief Executive Officer
By:	/s/ JOHN A. KELLY John A. Kelly Chief Financial Officer

INDEX TO EXHIBITS

10.51	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

* An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.