Form 10-K
period 2005-04-30
SMITH & WESSON HOLDING CORP
filed 2005-08-15
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005
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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,287,886 shares) based on the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on October 31, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $28,546,071. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of July 31, 2005, there were outstanding 32,128,917 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
      Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2005
Statement Regarding Forward-Looking Information
      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; future products or product development; our product development strategies; beliefs regarding product performance; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1, “Business — Risk Factors.”

i

PART I

Item 1.	Business
Introduction
      We are the largest manufacturer of handguns in the United States and the largest U.S. exporter of handguns. We manufacture revolvers, pistols, and related products and accessories for sale primarily to gun enthusiasts, collectors, hunters, sportsmen, protection focused individuals, public safety agencies and officers, and military agencies in the United States and throughout the world. We have manufacturing facilities in Springfield, Massachusetts and Houlton, Maine, both of which are used primarily to manufacture our products. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase substantially our product offerings and our licensing program to leverage the 150 plus year old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.
      Our objective is to become a leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing and introducing new products,

•	entering new markets,

•	enhancing manufacturing productivity,

•	capitalizing on our brand name,

•	necessary focused sales support,

•	emphasizing customer satisfaction and loyalty, and

•	pursuing strategic relationships and acquisitions.
      Based upon 2004 reports by the U.S. Bureau of Alcohol, Tobacco and Firearms, or ATF, we believe the domestic and export non-military market is approximately $138 million for revolvers and $467 million for pistols with our current market share being approximately 38% and 10%, respectively; and $670 million for rifles and $361 million for shotguns, of which we currently have no market share.
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

Business

Products and Services

Handguns
      The sale of handguns accounted for approximately $113.6 million in net product sales, or approximately 91.6% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $102.3 million in net product sales, or approximately 86.8% of our net product sales, in the fiscal year ended April 30, 2004. With the exception of Walther pistols, all of our handguns are sold under the “Smith & Wesson” name.
      We manufacture high-quality, center-fire revolvers and pistols with forged components. We have never manufactured or sold inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” and we do not produce “assault weapons” as defined in the Violent Crime Control and Law Enforcement Act of 1994.
      We offer a complete line of handguns to meet the needs of our customers. We currently offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We currently offer 77 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features. In order to enhance our competitive position, we continually introduce new handgun models. We introduced seven new revolver models and 11 new pistol models in fiscal 2005 and five new revolver models and four new pistol models in fiscal 2004.
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
      We currently manufacture 45 different models of revolvers. The suggested retail prices of our revolvers range between $450 and $1,253. The following table sets forth information regarding some of our most popular revolvers.

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
      Revolvers accounted for approximately $54.0 million in net product sales, or approximately 43.6% of our net product sales in the fiscal year ended April 30, 2005 and for approximately $47.6 million in net product sales, or approximately 40.4% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2005, we had a backlog of approximately $12.3 million, or 25,246 units.
      Pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

      We currently manufacture 24 different models of pistols. The suggested retail prices of our pistols range between $245 and $1,213. The following sets forth information regarding some of our most popular pistols.

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
      Our pistol sales accounted for approximately $29.0 million in net product sales, or approximately 23.4% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $26.9 million in net product sales, or approximately 22.9% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2005, our backlog for Smith & Wesson pistols was approximately $6.1 million, or 24,299 units.
      We are the exclusive U.S. importer of Walther firearms and hold the production rights for the popular Walther PPK model in the United States. Walther sales accounted for approximately $17.3 million in net product sales, or approximately 14.0% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $17.2 million of our net product sales, or approximately 14.6% of our net product sales, in the fiscal year ended April 30, 2004. As of April 30, 2005, we had a backlog of approximately $2.0 million of orders for Walther pistols, or approximately 7,700 units.
      We plan to introduce the first model of our military and police, or M&P, pistol service in the fall of 2005 with three additional models scheduled to be introduced by the end of our 2006 fiscal year. The M&P pistol is specifically designed for use by the military and police and other law enforcement agencies. We believe the M&P pistol will be the most feature rich, durable, and safe polymer service weapon available on the market.
      Premium and Limited Edition Handguns. Through our S&W Performance Center® department, we design, manufacture, and assemble premium and limited edition pistols and revolvers. The 19 employees in this department are all trained gunsmiths who undergo periodic peer review and personally select new employees when needed. Our premium and limited edition handguns include high-quality features found only in handguns produced by custom gunsmiths. Our premium and limited edition handguns generated approximately $10.2 million in net product sales, or approximately 8.2% of our net product sales, in the fiscal year ended April 30, 2005 and for $7.7 million in net product sales, or approximately 6.5% of our net product sales, in the fiscal year ended April 30, 2004. We offer eight catalog Performance Center model variations in order to expand product availability. The addition of the Model 500 and the SW1911 make platforms available to the Performance Center that enable us to expand our product offerings into larger calibers and competition level products.
      Parts and Used Guns. Parts and used gun sales accounted for approximately $3.1 million in net product sales, or approximately 2.5% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $2.8 million in net product sales, or approximately 2.4% of our net product sales, in the fiscal year ended April 30, 2004.

Handcuffs
      We are one of the largest manufacturers of handcuffs and restraints in the United States. These products are fabricated from the finest quality carbon or stainless steel and feature heat-treated internal lock works. Double locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. Handcuffs accounted for $4.3 million in net product sales, or approximately 3.4% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $5.5 million in net product sales, or approximately 4.7% of our net product sales, in the fiscal year ended April 30, 2004.

Apparel, Accessories, and Collectibles
      We offer an extensive line of licensed accessories, branded products, and apparel through our website, our catalog, and our toll free phone number. These items include polo shirts, tee shirts, denim shirts, field shirts, jackets, hats, gloves, safety glasses, knives, shooter bags, desk sets, presentation cases, gun rugs, belt buckles, coffee mugs, key chains, and watches. Sales of apparel, accessories, and collectibles accounted for approximately $650,000 in net product sales, or approximately 0.5% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $700,000 in net product sales, or approximately 0.6% of our net product sales, in the fiscal year ended on April 30, 2004.

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

Specialty Services
      We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. Specialty services accounted for approximately $3.5 million in net product sales, or approximately 2.8% of our net product sales, in the fiscal year ended April 30, 2005 and for approximately $5.0 million in net product sales, or 4.2% of our net product sales, in the fiscal year ended April 30, 2004.
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
      Heat Treating. Our handguns are well known for their durability and dependability. We perform the controlled processes required to improve and enhance the physical properties of components in our “state-of-the art” heat treating area. Each process is electronically controlled to ensure that customers’ specific requirements are met. The equipment allows a wide variety of processes to be performed while minimizing distortion. We also offer a variety of controlled quenching atmosphere processes, such as oil, vacuum, water, nitrogen, and salt. Our in-process inspection area is able to verify hardness requirements but more critical parameters, such as superficial hardness testing and tensile testing, are verified by our in-house metallurgical lab.

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

Strategy
      Our objective is to become a leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective include the following:

Enhance Existing and Introduce New Products
      We continually seek to enhance our existing products and to introduce new products. During the last two fiscal years, we have introduced 12 new revolver models and 15 new pistol models and plan to launch approximately 20 new handgun models in fiscal 2006, including the launch of our M&P pistol designed for the military and police and other law enforcement agencies. A number of the new products we introduce will be intended for markets and customers that we currently do not serve.

Enter New Markets
      We plan to expand the markets we serve. Historically, the largest portion of our business has resulted from the sale of revolvers in the domestic sporting gun market. We are now significantly expanding the breadth and quality of our pistol offerings. We also are actively considering the introduction of other firearm products, such as hunting rifles, tactical rifles, and shotguns, as well as related products and services, such as less lethal guns, ammunition, security systems, and homeland defense products and services. In addition, we are expanding our focus on the domestic law enforcement and military markets as well as international markets. Other products and services being considered will be intended for other aspects of the safety, security, protection, and sports markets.

Enhance Manufacturing Productivity
      We are continuing our efforts to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, lower manufacturing down time, extension of machinery useful life, reduced overtime, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily revolver production from 538 in May 2004 to 675 in May 2005, while improving product quality, reducing waste, and reducing overtime. We plan to continue to seek gains in manufacturing efficiency.

Capitalize on Brand Name
      We plan to capitalize on our well-known Smith & Wesson brand name. We believe our brand name will enable us to offer new products and services that we do not currently offer, such as rifles and shotguns, and to achieve license revenue from third parties that believe our brand name will facilitate the sale of their products or services.

Increase Focused Sales Support
      We are moving from using independent sales representatives to a sales team of dedicated company employees in the U.S. sporting goods channel.

Emphasize Customer Satisfaction and Loyalty
      We plan to emphasize customer satisfaction and loyalty by offering high-quality products on a timely and cost-effective basis and by offering customer training and support.

Pursue Strategic Relationships and Acquisitions
      We intend to develop and expand strategic relationships and strategic acquisitions to enhance our ability to offer new products and penetrate new markets.

Discontinued Products and Services
      We are focusing our business on what we consider to be significant opportunities in the safety, security, protection, and sport markets. During the fiscal year ended April 30, 2004, we discontinued our Crossings catalog business, discontinued our Smith & Wesson Advanced Technology, or SWAT division, and moved our corporate headquarters from Scottsdale, Arizona to Springfield, Massachusetts. For the year ended April 30, 2004, we recorded pre-tax losses on our discontinued Crossings catalog and Advanced Technology businesses of approximately $900,000 and $1.0 million pre-tax, respectively. In addition, we incurred approximately $1.0 million pre-tax for severance and other costs relating to the closing of the Scottsdale office. The closing of the Scottsdale office and related staff reduction resulted in pre-tax savings of approximately $2.0 million in fiscal 2004.
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

Marketing, Sales, and Distribution
      We market our products primarily through in-store promotions at retail stores; vertical print advertising in magazines, such as Guns and Ammo, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream; and sponsorship of various shooting events carried on selective cable television channels; and sponsorship of a car in the NASCAR Busch Series. We print various catalogs displaying our products, which are distributed to our dealers and mailed directly, on a limited basis, to end consumers. We also attend various trade shows, such as the SHOT Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show in Europe, and various buying group shows. We also receive publicity through features in trade magazines. In the fiscal year ended April 30, 2005, advertising and promotion expenses amounted to approximately $6.2 million.
      We have both a direct and indirect commissioned sales force. We currently employ 15 direct sales people and two independent contract agencies that service distributors, dealers, and law enforcement agencies. As of April 30, 2005, we had 25 commercial distributors and 39 law enforcement distributors. Five distributors accounted for a total of 27.3% of our net product and services sales in the fiscal year ended April 30, 2005. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our handguns and restraints. We are moving to a direct sales force in the U.S. sporting goods channel and plan to add approximately 20 sales personnel in this channel during fiscal 2006.
      We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies.

Website
      We utilize our website to market our products and services and provide information regarding our company to customers, consumers, dealers, distributors, and law enforcement agencies worldwide. We recently upgraded our website and are exploring ways to enhance our ability to utilize the website to provide additional products and services to our customers.

Retail Store
      We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. Our store sells our licensed accessories, branded products, apparel, handguns, ammunition, and related shooting supplies.

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
      We are actively pursuing opportunities within the safety, security, protection, and sport markets:

•	Dealer installed home security systems and monitoring,

•	Industrial safety equipment,

•	Ammunition,

•	Automotive locks and security, and

•	Truck and hunting accessories.
      Our licensees are located throughout the world. As of April 30, 2005, we licensed our Smith & Wesson trademarks to 19 different companies that market products complimenting our products. In fiscal 2005, we signed agreements with four new licensees and ended our relationship with four licensees.
      Licensing revenue in the fiscal years ended April 30, 2005, April 30, 2004, and April 30, 2003 was approximately $1.8 million, $1.6 million, and $1.5 million, respectively.

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
      We currently are operating on a three-shift, 40-hour workweek basis. In certain areas we are operating on a 7-day work schedule. We have the capacity of producing approximately 1,500 handguns per day. We seek to minimize inventory costs through an integrated planning and production system.
      We believe we have a strong track record of manufacturing very high-quality products with only a limited amount of recalls. From time to time, we have experienced some manufacturing issues with respect to some of our pistols and have had recalls of pistols. Our most recent recalls occurred in August 2003 on the SW1911 pistol and in June 2004 on the Model 329 Performance Center revolver. In June 2004, we also recalled all of the P22 pistols sold in California in order to retrofit them to comply with California law. The cost of these recalls was less than $300,000, after tax.

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
      In fiscal 2005, our gross spending, before grant reimbursements, on research activities relating to the development of new products was approximately $386,000. In fiscal 2004, our gross spending on such research activities amounted to approximately $1.3 million. Of those annual amounts, approximately $187,000 and $787,000 in fiscal 2005 and 2004, respectively, were reimbursed by the National Institute of Justice based on grants received by us for development of an authorized user-only firearm. As of April 30, 2005, we had two employees engaged in research and development as part of their responsibilities.

Patents and Trademarks
      We own numerous patents related to our revolvers, pistols, and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have focused on applying primarily for utility patents, but we are now also focusing on applying for design patents when we believe that a particular handgun design has merit worth protecting. Most recently, we have sought patent protection for our new electronic “smart-gun,” which is still under research and joint development with Remington Arms Co., Inc. We have filed for 21 patents related to this technology. We also filed for 12 patents to protect our polymer pistol, and we have filed for patents to protect production of revolvers manufactured from titanium and scandium. We do not believe our patents are critical to our business.
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
      We intend to vigorously pursue and challenge any violations of our trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition
      The firearms industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture both revolvers and pistols while the majority manufacture only pistols. Based upon the reports most recently available from the Bureau of Alcohol, Tobacco and Firearms, or ATF, we are the largest U.S. manufacturer of revolvers, the fourth largest U.S. manufacturer of pistols, and the largest U.S. exporter of handguns. Our primary competitors are Ruger and Taurus in the revolver market and Ruger, Glock, Sig Sauer, and Beretta in the pistol market. We compete primarily based upon product quality, reliability, price, performance, and service. Our customer service organization is pro-active in offering timely responses to customer inquiries.
      Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell approximately 90% of our handcuffs and restraints in the United States.

Customers
      We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors, state and municipal law enforcement agencies and officers, retail accounts, and consumers.
      The ultimate users of our products include gun enthusiasts, collectors, sportsmen, hunters, law enforcement personnel and agencies, and other governmental organizations. Approximately 10% of our handguns are sold to law enforcement agencies; approximately 10% are sold internationally; and the remaining approximately 80% are sold through the highly regulated distribution channel to domestic consumers. Our domestic sales are made to distributors, that sell to licensed dealers, that in turn sell to the end user. In some cases, we sell directly to large dealers.

Governmental Regulations
      We are regulated by the Bureau of Alcohol, Tobacco and Firearms, or ATF, which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facilities. The U.S. State Department oversees the export of firearms, and we must obtain an export permit for all international shipments.
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
      On March 17, 2000, we, the U.S. Department of the Treasury, and the U.S. Department of Housing and Urban Development, or HUD, signed an agreement that was subsequently signed by two states and 11 cities and counties. The agreement imposed various terms and conditions related to the design, manufacture, marketing, and distribution of our handguns. Although the agreement has not been formally rescinded, we do not believe that the agreement is legally binding for numerous reasons. We have received confirmation that HUD will not seek to enforce the agreement. Additionally, among other terms, the agreement provided that any city or county that was a party to the agreement and had a lawsuit pending against us would dismiss us with prejudice from the lawsuit subject to a consent order. As of March 17, 2000, lawsuits had been filed against us by nine of the 11 cities and counties that signed the agreement. None of those nine cities and counties has dismissed us with prejudice from its lawsuit subject to a consent order under the agreement. No assurance can be given, however, that our position that this agreement is not legally binding would ultimately prevail in any subsequent litigation on this issue. If ultimately required to comply with the agreement, it could have a harmful impact on our handgun sales particularly because none of our competitors are bound by similar agreements. We are involved in an effort to rescind the HUD agreement.

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
      In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $303,000 in the fiscal year ended April 30, 2005 on environmental compliance, comprising approximately $213,000 for disposal fees and containers, $50,000 for DEP analysis and fees, and $40,000 for equipment. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.
      We may become involved in various proceedings relating to environmental matters, and we are engaged in environmental investigation and remediation at one site. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield plant, which we are investigating, monitoring, or remediating.
      We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. In the fiscal year ended April 30, 2002, we recorded a charge of $2.5 million to increase the provision for remediation of contaminated sites at our Springfield, Massachusetts facility. As of April 30, 2005, we had a reserve of $3.7 million for environmental matters, which is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these may occur due to the specific facts and circumstances previously noted.
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
      In February 2003, we sold approximately 85 acres of our 135-acre Springfield property for $1.75 million. The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflects those issues. The buyer, the Springfield Redevelopment Authority, or the SRA, is an agency of the city of Springfield. The SRA has obtained governmental grants to help defray costs related to the property. We intend to closely monitor the SRA’s development and remediation of the sites. Despite the sale, we have not decreased our reserves for remediation for this site. Any such adjustment must await remediation by the SRA. We have listed the property with the Massachusetts Department of Environmental Protection, or DEP, under the voluntary remediation program referred to as the Massachusetts Contingency Plan, or MCP. Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999), and Phase IV Remedy Investigation (February 2000).

Employees
      As of July 1, 2005, we had 734 full-time employees. Of our employees, 643 are engaged in manufacturing, 44 in sales and marketing, 17 in finance and accounting, 10 in information services, 2 in our retail and sports center, and 18 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Approximately 62% of our employees have 10 or more years of service with our company, and approximately 47% have greater than 25 years of service. We believe that our employee relations are good.

Backlog
      As of April 30, 2005, we had a backlog of orders of approximately $22.8 million. The backlog of orders as of April 30, 2004 was approximately $28.4 million. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Our backlog as of a particular date may not be indicative of net sales for any succeeding period.
Executive Officers
      The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	51	President and Chief Executive Officer
John A. Kelly	46	Chief Financial Officer and Treasurer
Thomas L. Taylor	44	Vice President — Marketing
Kenneth W. Chandler	44	Vice President — Operations
Leland A. Nichols	43	Vice President — Sales
Ann B. Makkiya	35	Secretary and Corporate Counsel
      Michael L. Golden has served as the President and Chief Executive Officer and a director of our company since December 2004. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining our company, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/ Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President — Sales and Marketing for a division of Black and Decker where he was employed from 1981 until 1996.
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
      Thomas L. Taylor has served as Vice President — Marketing of our company since July 2004. Prior to joining our company, Mr. Taylor served for more than 24 years in various sales and marketing positions with Coca-Cola Enterprises and Frito-Lay. Most recently, Mr. Taylor was Vice President — Sales and Marketing for the New England Division of Coca-Cola Enterprises.
      Kenneth W. Chandler has served as Vice President — Operations of our company since November 2004. Mr. Chandler was Vice President — Operations — Automotive Division of Torrington Bearing Company, formerly a subsidiary of Ingersoll Rand and now a subsidiary of the Timkin Company, from 2001 until joining our company.
      Leland A. Nichols has served as Vice President — Sales of our company since January 2005. Mr. Nichols was Executive Vice President of the Cabinetry Division of the Kohler Company from July 2002 until joining our company. Mr. Nichols held various executive positions with the Stanley Works from April 1998 until June 2002, including President of its Hardware Division. Mr. Nichols spent the previous 14 years with the Black & Decker Corporation, including positions in sales, marketing, product management, and general management in the United States and Asia.
      Ann B. Makkiya has served as Secretary and Corporate Counsel of our company since February 2004. Ms. Makkiya served as Corporate Counsel of our wholly owned subsidiary, Smith & Wesson Corp., from December 2001 until February 2004. Ms. Makkiya was associated with the law firm of Bulkley, Richardson and Gelinas, LLP from 1998 to 2001.
      On December 2, 2004, without admitting or denying the charges against him, Thomas Taylor consented to an order of the Securities and Exchange Commission (“SEC”) Administrative Law Judge to cease and desist from committing or causing violations of the SEC’s books and records provisions, Section 13 (a) of the Securities Exchange Act of 1934 and Rules 13a-1, 12b-20 and 13b2-1 thereunder, and agreed to pay a civil penalty in the amount of $25,000. Mr. Taylor’s settlement arose out of the SEC’s investigation of whether or not the Kmart Corporation issued materially false financial statements for the fiscal year ended December 31, 2001, by improperly accounting for allowances obtained from its vendors for various promotional and marketing activities. Mr. Taylor was Frito-Lay’s Director of Sales in charge of the Kmart snack account during the relevant period. Frito-Lay is a subsidiary of PepsiCo, Inc. In entering into that settlement, Mr. Taylor neither admitted, nor denied, the allegations of the SEC.
Risk Factors
      You should carefully consider the following risk factors, as well as other information in this report, in evaluating our company and our business.

We are pursuing a new business strategy, which may not be successful.
      We have expanded our business objective to become a leader in the business of safety, security, protection, and sport. This objective is designed to enable us to increase our business significantly and reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting gun market. Pursuing our strategy to achieve this objective will require us to hire additional managerial, licensing, manufacturing, marketing, and sales employees; to introduce new products and services, which may include rifles, shotguns, and other firearms products; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. There can be no assurance that we will be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, or to penetrate successfully other safety, security, protection, and sport markets.

We have a new management team.
      Three of our principal operating executive officers have been with our company for less than a year. We also have recently hired a number of executives to lead several of our business initiatives, such as licensing, governmental sales, and long guns. As a result, our management team has not shown that they can operate as a cohesive unit and has yet to prove that they can successively operate our company.

We may be unable to continue to achieve gains in manufacturing productivity.
      A key element of our strategy is to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, lower machinery down time, extension of machinery useful life, and enhanced product quality. From May 2004 until May 2005, we increased our daily production of handguns from 922 to 1,417. There can be no assurance that we will be able to continue the increases in our manufacturing productivity.

Our migration to direct sales force may not be successful.
      Historically, we sold our products in the U.S. sporting goods channel primarily through independent sales representatives that sold a number of products for other companies. We are moving towards a direct sales force in the U.S. sporting goods channel. There can be no assurance that this direct sales force will result in additional revenue.

We are currently involved in numerous lawsuits.
      We are currently defending numerous lawsuits brought by various cities and counties against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. Although the defense of these lawsuits has been successful to date, we cannot provide any assurance regarding the outcome of these lawsuits.

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
      As of the signing of the HUD settlement, lawsuits had been filed against us by nine of the 11 cities and counties that signed the HUD settlement. Among other terms, the HUD settlement provided that any city or county that was a party to the HUD settlement and had a lawsuit pending against us would dismiss us with prejudice from its lawsuit subject to a consent order. As of August 10, 2005 , none of the nine cities and counties that signed the HUD settlement had dismissed us with prejudice from its lawsuit subject to a consent order under the HUD settlement.
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
      Insurance coverage for firearms companies, including our company, is expensive and relatively difficult to obtain. Our insurance costs were approximately $3.3 million in the fiscal year ended April 30, 2005. Our inability to obtain insurance, the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

The ongoing SEC investigation could result in additional costs, monetary penalties, and injunctive relief.
      The SEC is conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. Although we have fully cooperated with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we violated federal securities laws, we may face sanctions, including monetary penalties and injunctive relief. In addition, we are incurring legal costs for our company as well as a result of reimbursement obligations for several of our current and former officers.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.
      We operate in intensely competitive markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic handguns to lower priced or comparable foreign alternatives would adversely affect our business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.
      Competition is based primarily on quality of products, product innovation, price, and customer service and support. Product image, quality, and innovation are the dominant competitive factors in the firearms industry.
      Our licensed products and non-gun products displayed in our catalogs and sold by our licensees or us compete based on the goodwill associated with our name. A decline in the perceived quality of our handguns, a failure to design our products to meet consumer preferences, or other circumstances adversely affecting our goodwill could significantly damage our ability to sell or license those products. Our licensed products compete with numerous other licensed and non-licensed products outside the firearms market. We depend to a great extent on the success of our independent licensees in distributing non-gun products. It is uncertain whether the licensees we select will ultimately succeed in their respective highly competitive markets.
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
      Our Springfield, Massachusetts facility is critical to our success. We currently produce the majority of our handguns at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, accounting, finance, and management functions. Any event that causes a disruption of the operation of the facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We are in the process of making certain changes in our manufacturing operations and modernizing our equipment as a result of the age of the facility and certain inefficient manufacturing processes in order to produce in a more efficient and cost-efficient manner our anticipated volume of products. There can be no assurance that we will be successful in attaining increased production efficiencies.

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

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.
      We anticipate that we will continue to enter into strategic alliances. Among other matters, we continually explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.
      We expect to review opportunities to acquire other businesses that would complement or expand our current products, expand the breadth of our markets, or otherwise offer growth opportunities. While we have no current definitive agreements underway, we may acquire businesses and products in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Our experience in acquiring other businesses is limited. Potential acquisitions also involve numerous risks, including the following:

•	problems assimilating the purchased operations or products,

•	unanticipated costs associated with the acquisition,

•	diversion of management’s attention from our core businesses,

•	adverse effects on existing business relationships with suppliers and customers,

•	risks associated with entering markets in which we have little or no prior experience, and

•	potential loss of key employees of purchased organizations.
      We cannot assure you that we would be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could disrupt our operations and adversely affect our business.

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
      Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. There can be no assurances that we will be able to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.
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

We are subject to national events
      We are subject to sales cycles beyond our control, which can be driven by national events. The entire firearm industry has experienced a surge in demand in the United States since and as a direct result of the terrorist acts that occurred on September 11, 2001. Americans are now more focused on their personal security. Prior to September 11, 2001, we manufactured approximately 10,200 handguns per month. We now are manufacturing approximately 28,000 handguns per month. The renewed patriotism of the American consumer coupled with the return of our company to American ownership, the change in administrations in Washington, D.C. to one favorably disposed to protecting the rights of the Second Amendment, and the lessening of various dealer and consumer boycotts against purchasing our products are also contributing factors to the demand for our handguns. We cannot predict how long these and similar factors will increase the demand for our products.

We may incur higher employee medical costs in the future
      We are self-insured for our employee medical plan. The average age of our workforce is 48 years. More than 10% of our employees are over age 60. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.

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
      We may become involved in various proceedings relating to environmental matters and are engaged in environmental investigation or remediation at certain sites. The Springfield property, on which our principal manufacturing facility is located, has known environmental liabilities related to past operating practices. We have listed the property with the Massachusetts Department of Environmental Protection, or DEP, under the voluntary remediation program referred to as the Massachusetts Contingency Plan, or MCP. Environmental investigations on the property began in 1983, culminating with the completion of a Phase I — Limited Site Investigation (August 1995), Phase II Comprehensive Site Assessment (January 1999), Phase III Remedial Action Plan (January 1999), and Phase IV Remedy Investigation (February 2000). We may be entitled to contractual commitments or indemnification with respect to certain expenditures incurred in connection with such environmental matters and do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our financial condition. We have provided reserves for remedial investigation and cleanup activities that we have determined to be both probable and reasonably estimable. As of April 30, 2005, we had reserves of $3.7 million for environmental matters.
      We cannot assure you that we have identified all existing contamination on our properties or that our operations will not cause contamination in the future. As a result, we could incur additional material costs to clean up contamination. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. In February 2003, we sold 85 acres of land to a governmental redevelopment authority, which agreed to conduct the remediation on the parcel. We still may incur liability if that authority does not fully, or fails to, remediate the property or if that authority fails to meet its obligations under the related note receivable. The agency has begun remediation efforts, but those efforts were not complete as of April 30, 2005.
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
      Colton R. Melby and Mitchell A. Saltz, each of whom is a director and former executive officer of our company, beneficially own approximately 22.1% and 22.5%, respectively, of our common stock. As of April 30, 2005, Messrs. Saltz and Robert L. Scott, a director and former officer of our company held warrants to purchase 5,000,000 shares and 4,688,750 shares, respectively, of our common stock. These stockholders, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. These individuals may take certain actions even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company even if such a change were in the best interests of other stockholders.

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
      We also are subject to the anti-takeover provisions of the Nevada General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain members of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Nevada company.

Our stockholders’ rights plan may adversely affect existing stockholders.
      Our Stockholders’ Rights Plan may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. In general and subject to certain exceptions as to existing major stockholders, stock purchase rights issued under the Plan become exercisable when a person or group acquires 15% or more of our common stock or a tender offer or exchange offer of 15% or more of our common stock is announced or commenced. After any such event, our other stockholders may purchase additional shares of our common stock at 50% of the then-current market price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.01 per stock purchase right at any time before any person or group acquires 15% or more of our outstanding common stock. The rights expire in August 2015.

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
      As of April 30, 2005, there were outstanding 31,974,017 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “’affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.
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
      As of April 30, 2005, we had outstanding options to purchase 2,467,125 shares of common stock under our stock option plans and we issued 607,034 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2005, we also had outstanding warrants to purchase 9,688,750 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.
      Many factors could affect the trading price of our common stock, including the following:

•	variations in our operating results;

•	the relatively small public float of our common stock;

•	introductions of new products by us or our competitors;

•	the success of our distributors;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	general economic, political, and market conditions;

•	governmental policies and regulations;

•	the performance of the firearms industry in general; and

•	factors relating to suppliers and competitors.
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
      We own two manufacturing facilities, subject to no liens, mortgages, or encumbrances. Our principal facility is an approximately 530,323 square foot plant located in Springfield, Massachusetts. The other facility is an approximately 38,115 square foot plant in Houlton, Maine. The Houlton facility is used primarily to manufacture handcuffs, restraints, .22 caliber pistols, and the Walther PPK, while the Springfield facility is used primarily to manufacture pistols and revolvers. We believe that each facility is in good condition and capable of producing products at historic rates of production. In addition, we own a 56,869 square foot facility in Springfield that we use for the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.
      We lease on a month-to-month basis 7,100 square feet of office space in Scottsdale, Arizona, which previously housed our corporate headquarters.
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

New Cases
      No new cases of a material nature were filed against us during the fiscal year ended April 30, 2005. The following describes material updates to or resolution of cases previously reported by us.

Cases Dismissed Or Resolved
      The following previously reported cases have been finally adjudicated in our favor:

The City of Chicago and County of Cook v. Beretta U.S.A. Corp., et al., in the Circuit Court of Cook County, Illinois. On November 18, 2004, the Illinois Supreme Court reversed the judgment of the appellate court and affirmed the judgment of the circuit court that properly granted the Defendants’ Motion to Dismiss. Plaintiffs’ deadline to file a Petition for Writ of Certiorari to the United States Supreme Court expired on May 5, 2005. Plaintiffs did not appeal.

The People of the State of California, by and through attorneys for the cities of Los Angeles, Compton, Inglewood and West Hollywood, et al. v. Arcadia Machine & Tool, et al; People of the State of California ex. rel. the County of Los Angeles, et al. v. Arcadia Machine Tool, et al; and the Cities of San Francisco, Berkeley, Sacramento, Oakland and East Palo Alto and the Counties of San Mateo and Alameda, et al. v. Arcadia Machine & Tool, Inc., et al., have all been consolidated for purposes of appeal. On February 10, 2005, the Court of Appeals issued a decision affirming the trial court’s granting of summary judgment. Plaintiffs’ deadline to file a Petition for Review to the California Supreme Court expired on March 22, 2005. Plaintiffs did not appeal.

Cases on Appeal
      The ruling in the following case is still subject to certain pending appeals.
      District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court.

Pending Cases
      The following describes the status of pending cases previously reported by us.
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
      City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the Defendants have created, contributed to, and maintained a public nuisance in the City of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied Plaintiff’s Motion to Strike Defendants’ Jury Demands and granted Defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied Defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. Discovery is ongoing. Trial is scheduled for November 28, 2005.
      Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $580,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel, or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. No decision has issued to date. To date we have not been served with the appeal papers.
      Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. Plaintiff’s complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gunpowder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory damages of two million dollars plus other costs and fees. The court has entered an order granting summary judgment in our favor; however, we are waiting for the court’s ruling on certification of the dismissal as a final order.
      Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned from us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been rescheduled for January 9, 2006.

Protection of Lawful Commerce in Arms Act
      On July 29, 2005, the U.S. Senate passed Senate Bill 397, the Protection of Lawful Commerce in Arms Act. The bill is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctive, or other relief resulting from the misuse of their products by others. The U.S. House of Representatives has not yet voted on passage of the bill, although it voted to pass similar legislation in 2004. If the legislation passes the House and is signed by the President of the United States, it should result in the dismissal of the remaining municipal cases and preclude similar cases in the future. There can be no assurance that judges in existing proceedings will dismiss cases currently pending before them.

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

	High	Low

2003
First quarter	$2.87	$1.50
Second quarter	$1.75	$1.00
Third quarter	$2.70	$1.50
Fourth quarter	$2.00	$1.30
2004
First quarter	$1.94	$1.35
Second quarter	$2.50	$1.65
Third quarter	$2.40	$1.39
Fourth quarter	$2.11	$1.50
2005
First quarter	$1.70	$1.40
Second quarter	$1.98	$1.15
Third quarter	$2.40	$1.38
Fourth quarter	$2.94	$1.92
      On July 29, 2005, the last reported sale price of our common stock was $5.97 per share. On July 31, 2005, there were approximately 413 record holders of our common stock.

Item 6.	Selected Financial Data
      The following selected data for 2004, 2003 and 2002 have been restated to correct the accounting for certain stock awards under APB 25 and all periods presented have been restated to early adopt SFAS No. 123(R). This restatement is further described in footnote 24 to our consolidated financial statements. There was no impact on the selected data of Saf-T-Hammer or of Smith & Wesson Corp. (the predecessor corporation) for the periods prior to May 11, 2001 from this restatement. See footnote 23 with respect to litigation.

	Smith & Wesson Holding Corporation(1)				Saf-T Hammer(2)(3)

					Four Months
	Fiscal Year Ended April 30,				Ended April 30,	Year Ended December 31,

		Restated	Restated	Restated	Restated	Restated	Restated

	2005	2004	2003	2002	2001	2002	1999

For the year
Net product and services sales	$123,963,973	$117,892,507	$98,468,766	$79,284,709	$23,368	$13,367	$0
Licensing revenue	1,824,077	1,622,128	1,502,448	1,270,319	0	0	0
Cost of product, services sold and licensing revenue	84,900,032	80,384,720	69,590,497	60,756,956	9,305	5,347	0
Gross profit	40,888,018	39,129,915	30,380,717	19,798,072	14,063	8,020	0
Operating expenses	29,707,027	34,319,226	27,658,160	30,371,363	0	0	1,240,040
Operating income (loss)	11,180,991	4,810,689	2,722,557	(10,573,291)	(1,896,297)	(2,212,215)	(1,240,040)
Interest expense	2,675,373	3,340,375	3,587,519	8,020,559	284,300	329,855	3,000
Income (loss) before income taxes	8,675,446	486,223	1,604,857	(17,761,127)	(2,180,597)	(2,542,070)	(1,243,040)
Income taxes (benefit)	3,426,490	(346,062)	(15,620,636)	70,598	0	0	0
Net income (loss)	5,248,956	832,285	17,225,493	(17,831,725)	(2,180,597)	(2,542,070)	(1,243,040)
Net income per share
Basic	$0.17	$0.03	$0.58	$(0.85)	$(0.13)	$(0.23)	$(0.15)
Diluted	$0.14	$0.02	$0.49	$(0.85)	$(0.13)	$(0.23)	$(0.15)
Weighted average number of shares outstanding
Basic	31,361,009	30,719,114	29,860,228	20,878,937	16,443,054	11,021,937	8,426,412
Diluted	36,636,170	36,011,400	35,372,633	20,878,937	16,443,054	11,021,937	8,426,412
Depreciation and amortization	$2,756,915	$1,705,514	$987,674	$435,572	$82,066	$44,538	$7,740
Capital expenditures	8,423,144	5,676,614	4,173,418	2,978,593	3,020	24,744	0
Year-end financial position
Working capital	$23,049,031	$19,459,641	$29,737,842	$30,917,261	$(599,190)	$(22,809)	$(33,041)
Current ratio	1.8	1.7	2.1	2.3	0.1	0.8	0.0
Total assets	81,992,346	$105,289,971	$110,250,904	$96,946,752	$321,378	$542,595	$22,212
Long-term debt and notes payable	$16,028,424	$37,870,046	$42,907,722	$45,000,000	$386,000	$738,125	$340,000

Smith & Wesson Corp (predecessor financial data)(4)

	13-Days Ended	Fiscal Year Ended

	May 11,	April 28,	April 28,
	2001	2001	2000

For the period:
Net product sales	$1,965,385	$70,662,738	$111,966,272
Operating income (loss)	(440,168)	(48,438,849)	3,428,879
Income (loss) before income taxes	(195,256)	(50,765,006)	656,082
Income taxes (benefit)	—	6,853,820	882,352
Net income (loss)	(195,256)	(57,618,826)	(226,270)
Depreciation and amortization	$245,361	$6,779,000	$7,609,000
Capital expenditures	12,573	1,035,167	2,403,910
Year-end financial position
Working capital	$62,661,689	$62,624,157	$82,179,589
Current ratio	4.5	4.0	4.3
Total assets	$118,057,742	$121,423,844	$180,038,262
Long-term debt and notes payable	50,000,000	73,830,000	73,830,000

(1)	Financial data included Smith & Wesson Corp. from the date of acquisition May 11, 2001.

(2)	Saf-T-Hammer changed its year end to April 30 from December 31 therefore information is for the four month transition period.

(3)	Financial data is for Saf-T-Hammer Corporation which changed its name to Smith & Wesson Holding Corporation on February 15, 2002.

(4)	Predecessor financial data is presented on the predecessor’s historical basis of accounting and does not include adjustments from the application of purchase accounting by Smith &Wesson Holding Corporation. Therefore the predecessor financial data is not comparable, in all respects, to the financial data of Smith and Wesson Holding Corporation after May 11, 2001.

(5)	Earnings per common share are based on weighted average common shares outstanding during each year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

2005 Highlights
      Our fiscal 2005 net product sales of approximately $124.0 million represented an increase of 5.2% over fiscal 2004. Firearms sales, our core business, increased by 11.0%. Income from operations in fiscal 2005 increased by $6,370,302, or 132.4%, over fiscal 2004. We also completed a refinancing of our outstanding debt in January 2005. We repaid the Tomkins note, which not only had a 9% interest rate, but also included many restrictive covenants that would have prevented us from growing the business until repaid. As a result of the refinancing, we have significantly improved our balance sheet with total debt at April 30, 2005 of $17.6 million as compared with $41.9 million at April 30, 2004. We anticipate that the annual interest savings from this refinancing will be approximately $1.5 million.

Restatement/ SEC Inquiry
      In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. We are current in all of our SEC filings. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing.
      In June 2005, we determined that our previously reported financial statements for 2002, 2003, 2004 and the first three quarters of 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants, to two former employees in May 2001, containing a cashless exercise feature, and as a result compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt FAS 123R. The financial statements included in this Form 10-K have been restated to correct compensation expense and to adopt SFAS 123(R). The effects of these restatements are described in Notes 24 and 25 to the Consolidated Financial Statements.

Management Objectives
      In fiscal 2005, we added several new senior managers to our company, including a new Chief Executive Officer in December 2004. The new management team has been assessing our business, including extensive market research about the Smith & Wesson brand, the firearms market, and our competitors. Our research has determined that the Smith & Wesson brand stands for safety, security, protection, and sport. Our management team has decided to focus its strategy around those four items. All future ventures and licensing opportunities will fit under the umbrella of safety, security, protection, and sport. It is our view that opportunities for the company extend beyond handguns. This belief is supported by brand research that has identified several areas where the Smith & Wesson brand has a strong recognition among prospective buyers. While we will continue to grow in the handgun market, with an increased emphasis on the military and law enforcement markets, we will also look beyond the handgun market using safety, security, protection, and sport as the guide for determining business expansion.

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

Key Industry Data
      The handgun market in the United States has remained relatively constant over the past 10 years. Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up and shortly after the enactment of the Brady Bill. In the 1992 through 1994 period, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership.
      Federal excise tax collections represents the best measurement of U.S. market share. The U.S. Government issues this information on a quarterly basis. By comparing our tax payment to the reported collection, we can estimate our market share. Based upon the most recent data, we believe that we have approximately a 19% share of the U.S. consumer market for handguns. This compares to 10% in the period just before we acquired Smith & Wesson Corp. It also compares favorably with market share figures of the 1990s when we had an estimated 16% market share.
Results of Operations

Net Product Sales
      The following table set forth certain information relative to net product sales for the fiscal years ended April 30, 2005, 2004, and 2003:

			$	%
	2005	2004	Change	Change	2003

Revolvers	$54,021,120	$47,642,409	$6,378,711	13.4%	$38,230,676
Pistols	28,950,858	26,939,756	2,011,102	7.5%	21,286,356
Walther	17,308,440	17,179,183	129,257	0.8%	12,747,436
Performance Center	8,484,800	7,385,554	1,099,246	14.9%	6,113,334
Engraving	1,705,068	285,177	1,419,891	497.9%	—
Other	3,089,570	2,849,881	239,689	8.4%	2,039,649

Total Firearms	113,559,856	102,281,960	11,277,896	11.0%	80,417,451
Handcuffs	4,263,008	5,536,641	(1,273,633)	(23.0)%	5,437,976
Specialty Services	3,490,099	5,027,217	(1,537,118)	(30.6)%	7,894,918
Other	2,651,010	5,046,689	(2,395,679)	(47.5)%	4,718,421

Non-Firearms	10,404,117	15,610,547	(5,206,430)	(33.4)%	18,051,315
Total	$123,963,973	$117,892,507	$6,071,466	5.2%	$98,468,766

Fiscal 2005 Compared with Fiscal 2004
      We recorded net product sales of $123,963,973 for fiscal 2005, an increase of $6,071,466, or 5.2%, over fiscal 2004. Firearms sales increased by $11,277,896, or 11.0%. Total handgun unit sales for fiscal 2005 were approximately 323,000 units, an increase of 7.7% over fiscal 2004 sales of approximately 300,000 units. Non-firearm sales for fiscal 2005 declined by $5,206,430, or 33.4%, compared with fiscal 2004 as a result of lower demand for handcuffs and our decision to exit certain non-core businesses.
      Revolver sales increased by $6,378,711, or 13.4%, for fiscal 2005 to $54,021,120. The continued success of the Model 500 revolver fueled the increase in revolver sales. We sold over 27,700 Model 500 revolvers in fiscal 2005, generating approximately $17.6 million in sales. The revolver order backlog was $12,251,811 at April 30, 2005.
      Pistol sales of $28,950,858 were $2,011,102, or 7.5% higher, for fiscal 2005. The increase in pistol sales was attributable to our aggressive pricing strategy on our Sigma VE pistol. Sales of the SW1911 accounted for approximately $3.8 million of the increase in pistol sales for fiscal 2004. The Sigma VE pistol sales increased from approximately 30,000 units for fiscal 2004 to approximately 46,000 units in fiscal 2005, an increase in sales of approximately $3.6 million. Partially offsetting some of the gains in these two areas was a decline in our traditional metal frame pistols and lower SW99 pistol sales. The higher cost of our traditional pistols puts us at a competitive disadvantage, particularly against foreign competitors whose labor costs are lower. The pistol order backlog was at $6,082,826 April 30, 2005.
      We are the exclusive U.S. distributor of Walther firearms. Walther sales totaled $17,308,440 in fiscal 2005, an increase of $129,257, or 0.8%, over the previous fiscal year. The increase in Walther sales was attributable to the introduction of the G22 rifle. The Walther order backlog was $1,977,404 at April 30, 2005.
      Performance Center sales increased by $1,099,246, or 14.9%, for fiscal 2005 to $8,484,800. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center had an order backlog of $2,120,714 at April 30, 2005.
      Engraving sales increased by $1,419,891 million over fiscal 2004. We have increased our emphasis on this very profitable segment of high-end, high-margin engraved handguns.
      Non-firearms sales declined by $5,206,430, or 33.4%, for fiscal 2005 as a result of lower handcuff sales and the discontinuation of certain product lines as part of our decision to focus more on the core business. The decline in handcuff sales was the result of lower demand domestically and competitive pressure from low-cost providers internationally. In fiscal 2004, we closed our optics business and sold the remaining inventory. Other sales in fiscal 2004 includes $1,777,958 in optics sales. We also sold our Identi-Kit business early in fiscal 2005. Fiscal 2004 other sales include $469,786 relative to the Identi-Kit business.

Fiscal 2004 Compared with Fiscal 2003
      We recorded net product sales of $117,892,507 for fiscal 2004, an increase of $19,423,741, or 19.7%, over fiscal 2003. Firearms sales increased by $21,864,509, or 27.2%. Total handgun unit sales for fiscal 2004 were approximately 300,000 units, an increase of 25.5% over fiscal 2003 sales of approximately 239,000 units. Non-firearm sales for fiscal 2004 declined by $2,440,768, or 13.5%, compared with fiscal 2003 as a result of our decision to exit certain non-core businesses.
      Revolver sales increased by $9,411,733, or 24.6%, for fiscal 2004 to $47,642,409. The introduction of new products, such as our Model 500 revolver, helped to fuel the increase in net product sales. We sold over 16,000 Model 500 revolvers in fiscal 2004, generating approximately $9.1 million in sales. During fiscal 2004, we continued our aggressive pricing strategy by reducing the price on our M642 revolver. Sales for the M642 increased from approximately 4,500 units in fiscal 2003 to over 17,000 units in fiscal 2004, representing an increase of approximately $3.0 million. The revolver order backlog was $13,953,390 at April 30, 2004.
      Pistol sales of $26,939,756 were $5,653,400, or 26.6% higher, for fiscal 2004. The increase in pistol sales was attributable to the full year impact of our SW1911 pistol and an aggressive pricing strategy on our Sigma VE pistol. Sales of the SW1911 accounted for approximately $3.8 million of the increase in pistol sales in fiscal 2004. The Sigma VE pistol sales increased from approximately 10,000 units in fiscal 2003 to approximately 30,000 units in fiscal 2004, an increase in sales of $3.7 million, as a result of the new pricing. Partially offsetting some of the gains in these two areas were a decline in our traditional metal frame pistols and lower international pistol sales, which declined by approximately $2.2 million and $415,000, respectively. The higher cost of our traditional pistols puts us at a competitive disadvantage, particularly against foreign competitors whose labor costs are lower. The pistol order backlog was $4,756,489 at April 30, 2004.
      We are the exclusive U.S. distributor of Walther firearms. This product line has grown considerably over the last two years. Walther sales totaled $17,179,183 for fiscal 2004, an increase of $4,431,747, or 34.8%, over the previous fiscal year. The increase in Walther sales was attributable to the success of the P22 pistol. The Walther order backlog was $4,293,273 at April 30, 2004.
      Performance Center sales increased by $1,272,220, or 20.8%, for fiscal 2004 to $7,385,554. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center has an order backlog of $4,383,867 at April 30, 2004.

      Non-firearms sales declined by $2,440,768, or 13.5%, for fiscal 2004 as a result of the discontinuation in late fiscal 2003 of certain product lines as part of our decision to focus more on the core businesses. In fiscal 2003, we discontinued our machining and cutter grinding businesses for third-party customers, as well as our bicycle business. We also closed four of our five retail locations in fiscal 2003. As a result of these decisions, non-firearms sales declined by $4,468,919 for fiscal 2004, partially offset by $1,777,958 in optics sales. We discontinued the optics product line in fiscal 2004, and our sales reflect the closeout of the inventory on hand.

Licensing Revenue
      The following table sets forth certain information relative to licensing revenue for the fiscal years ended April 30, 2005, 2004 and 2003:

		$	%
2005	2004	Change	Change	2003

$1,824,077	$1,622,128	$201,949	12.4%	$1,502,448

      Licensing revenue for fiscal 2005 increased by $201,949, or 12.4%, over the previous fiscal year. The increase in licensing revenue resulted from new licensees added during the year. We have hired a Vice President-Licensing with an extensive background in the field. We plan to focus on areas that have synergy with our core products, our brand, and our customer base. We also intend to add additional licensees and to develop strategies with our existing licensees to assist them in expanding their business and thereby increase our licensing revenue.

Cost of Goods and Services and Gross Profit
      The following table sets forth certain information regarding cost of sales and services and gross profit for the fiscal years ended April 30, 2005, 2004, and 2003:

			$	%
	2005	2004	Change	Change	2003

Cost of product and services sales and license revenue	$84,900,032	$80,384,720	$4,515,312	5.6%	$69,590,497
% net product and services sales and license revenue	67.5%	67.3%			69.6%
Gross profit	$40,888,018	$39,129,915	$1,758,103	4.5%	$30,380,717
% net product and services sales and license revenue	32.5%	32.7%			30.4%
      Gross profit for fiscal 2005 increased by $1,758,103, or 4.5%, over fiscal 2004. Gross margin as a percentage of net products and services sales and license revenue sales and licensing declined from 32.7% in fiscal 2004 to 32.5% for fiscal 2005. The decline in the gross margin percentage was attributable to a number of factors. The substantial increase in capital expenditures led to a significant increase in depreciation expense. Depreciation expense included in cost of goods sold increased by $876,997 from $1,060,106 in fiscal 2004 to $1,937,103 in fiscal 2005. We also incurred an additional $802,820 in manufacturing consulting fees relative to studies of our manufacturing processes. In January 2005, we moved several of our production departments to a seven-day workweek. This required the hiring of approximately 25 additional production workers. We incurred an additional $200,001 in costs in preparation for the move to a seven-day workweek. In addition, we incurred production inefficiencies and higher than normal scrap as a result of the start-up of this new production schedule. Gross profit in fiscal 2005 also included a $2,023,000 refund from one of our insurance carriers for legal expenses relative to product liability and municipal litigation defense costs.
      Gross profit for fiscal 2004 increased by $8,749,198, or 28.8%, over fiscal 2003. The increase in gross profit was attributable to the increase in net product sales as well as improvements in efficiency. Our increased handgun production, without a corresponding increase in staffing and infrastructure, led to improved efficiency as evidenced by the increase in gross profit as a percentage of net product sales and licensing revenue. The dismissal of several of the municipal litigation cases resulted in a reduction of our reserves. This had a favorable impact on gross profit of $738,243. Refunds from insurance carriers on defense costs paid in fiscal 2004 reduced cost of sales by $445,067. Gross profit, as a percentage of net product and services sales and license revenue increased from 30.4% for fiscal 2003 to 32.7% for fiscal 2004.

Operating Expenses
      The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2005, 2004 and 2003:

			$	%
	2005	2004	Change	Change	2003

Research and development, net	$199,042	$557,884	$(358,842)	(64.3)%	$905,542
Sales and marketing	13,581,939	12,723,916	858,023	6.7%	11,339,709
General and administrative	15,926,046	20,036,495	(4,110,449)	(20.5)%	15,412,909
Restructuring costs	—	1,000,931	(1,000,931)	(100)%	—

Operating expenses	$29,707,027	$34,319,226	$(4,612,199)	(13.4)%	$27,658,160

% net product and services sales and license revenue	23.6%	28.7%			27.7%
      Operating expenses for fiscal 2005 decreased by $4,612,199, or 13.4%, over fiscal 2004. Fiscal 2004 operating expenses included $1,977,537 related to the discontinued Crossings catalog and advanced technology divisions, $1,000,931 related to the restructuring costs relative to the closing our corporate office in Scottsdale, $2,494,729 related to legal and accounting fees relative to the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 and the SEC inquiry, for a total of $5,473,197 of expenses in fiscal 2004 that did not recur in fiscal 2005. Fiscal 2005 operating expenses included $1,137,143 in recruiting and relocation expenses for the Chief Executive Officer and several senior management additions. This was an increase of $752,880 over fiscal 2004 spending on recruiting and relocation. Stock option expense, as calculated under SFAS 123(R) totaled $626,150 for fiscal 2005 versus $819,507 for fiscal 2004. Profit sharing expense of $2,403,019 in fiscal 2005 was $130,989 higher versus fiscal 2004 spending as a result of increased profits.
      Operating expenses for fiscal 2004 increased by $6,661,066, or 24.1%, over fiscal 2003. Of the increase in fiscal 2004 operating expenses, $5,473,197 is identified above. In addition, we incurred $651,102 related to higher profit sharing expenses due to increased profits, $930,755 related to increased advertising expenses, and $538,372 related to higher management bonuses. Stock option expense for fiscal 2004 decreased by $834,795 from $1,654,302 in fiscal 2003 to $819,507.

Income from Operations
      The following table sets forth certain information regarding operating income for the fiscal years ended April 30, 2005, 2004, and 2003:

			$	%
	2005	2004	Change	Change	2003

Income from operations	$11,180,991	$4,810,689	$6,370,302	132.4%	$2,722,557
% net product and services sales and license revenue	8.9%	4.0%			2.7%
      Income from operations was $11,180,991 for fiscal 2005, an increase of $6,370,302, or 132.4%, compared with operating income of $4,810,689 in fiscal 2004. The increase in income from operations income was primarily due to the reduction in operating expenses. As noted above, in fiscal 2004, there were a number of one-time expenses totaling $5,473,197 that did not recur in fiscal 2005.
      Income from operations was $4,810,689 for fiscal 2004, an increase of 176.7% compared to income from operations of $2,722,557 in fiscal 2003. The increase reflected the improved results of our handgun operation and the reduction of the municipal litigation reserve, partially offset by the losses incurred by the discontinued divisions, restructuring costs, and legal and accounting fees related to the restatement and the SEC inquiry. These one-time items and discontinued products and services, increased expenses by $5,473,197.

Other Income/ Expense
      Other expense totaled $120,373 for fiscal 2005 compared with expense of $1,302,959 for fiscal 2004. We realized a $435,815 gain from the sale of our Identi-Kit business. Partially offsetting this gain was $682,927 in exchange losses related to the purchase of inventory from Walther.
      Other expense totaled $1,302,959 for fiscal 2004 compared with income of $1,789,114 for fiscal 2003. Other expense included a $1,132,923 exchange loss related to purchase of inventory from Walther. While we purchased forward contracts to reduce our exposure to exchange losses, the dollar declined so significantly against the Euro that we were unable to protect ourselves fully against the loss. Other income of $1,789,114 in fiscal 2003 included a gain on the sale of land of $1,666,132.
      Interest income of $290,201 for fiscal 2005 represented a decline of $28,667 versus $318,868 in fiscal 2004 due to reduced cash available for investment. Interest income of $318,868 for fiscal 2004 represented a decline of $361,837 versus $680,705 for fiscal 2003 again due to reduced cash available for investment as well as a decline in interest rates on invested cash.

Interest Expense
      The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2005, 2004, and 2003:

		$	%
2005	2004	Change	Change	2003

$2,675,373	$3,340,375	$(665,002)	(19.9)%	$3,587,519

      Interest expense declined by $665,002 in fiscal 2005 due primarily to the refinancing that was completed in January 2005. Monthly interest expense declined by approximately $128,000 per month as a result of the refinancing.
      Interest expense declined in fiscal 2004 by $247,144 due to repayments made in fiscal 2003 and 2004 on the Tomkins note. We made early payments on the Tomkins note in fiscal 2003, totaling $2,000,000. We repaid an additional $1,000,000 in fiscal 2004. The interest rate on this note is 9%.

Income Taxes
      Our income tax expense for fiscal 2005 was $3,426,490 compared to an income tax benefit of $346,062 in fiscal 2004 and an income tax benefit of $15,620,636 in fiscal 2003. The tax provision for fiscal 2005 included a $155,512 adjustment resulting from the write-off of an Internal Revenue Code Section 382 limitation to our federal net operating loss carryforward of $457,388 (discussed below) and $60,826 of tax expense related to tax deficiencies on exercises of employee stock options under SFAS123(R). The tax benefit for fiscal 2004 was primarily attributable to the federal net operating loss adjustments (described below) and the reversal of $135,856 of our state tax valuation allowance. The tax benefit in fiscal 2003 of $15,620,636 related primarily to the reversal of approximately $15 million and $1 million of federal and state valuation allowances.
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
      Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets, liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $14.2 million, before valuation allowance, at April 30, 2005. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.
      No valuation allowance was provided on our deferred federal income tax assets as of April 30, 2005, 2004 and 2003, as we believe that it is more likely than not that all such assets will be realized. We do, however, continue to maintain a valuation allowance of approximately $300,000, $500,000 and $600,000 provided against our state deferred tax assets as of April 30, 2005, 2004 and 2003, respectively. This valuation allowance specifically relates to state net operating loss carryforwards. There is uncertainty related to the recognition of the benefit attributable to these state net operating losses. We reached these conclusions after considering both changes in our business as well as the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of generating future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred tax assets.
      During the fourth quarter of the fiscal year ended April 30, 2003, we determined that a valuation allowance against our deferred tax assets was no longer needed, with the exception for certain state deferred tax assets. We reached this conclusion despite the existence of cumulative losses in recent years. Cumulative losses are weighted heavily in the overall assessment of the need for a valuation allowance. In making this assessment, we took into consideration the existence of significant expenses in the fiscal year ended April 30, 2002 relating to the acquisition of Smith & Wesson Corp. that are not recurring in this or future fiscal years. In prior years, we had losses before income taxes for financial reporting purposes. For fiscal years ended April 30, 2005, 2004 and 2003, we are reporting pre-tax income of approximately $8.7 million, $0.5 million and $1.6 million, respectively. Net operating loss carryforwards of $5.0 million and $0.5 million were utilized in fiscal 2005 and 2004, respectively. We believe that existing levels of income from changes in our operations that have taken place or will take place are sufficient to generate the minimum amounts of taxable income set forth below to utilize our deferred tax assets and net operating losses before they expire. Such changes included (i) maintaining a strong order backlog; (ii) successful launch of new firearm products, which have been well received by the marketplace; (iii) new licensing strategies, which are projected to generate royalty income; and (iv) other changes in an effort to increase the efficiency of our business operations, including the closing of our Scottsdale, Arizona office and discontinuing our Crossings catalog and the advanced technology divisions. We believe this positive evidence outweighs negative evidence of prior year losses in fiscal 2002.
      To utilize all of our federal net operating loss carryforwards before expiration, we would need to generate minimum taxable income of $10.9 million (the amount of net operating loss carryforwards) before 2024. As of April 30, 2005, we have total gross book as compared to tax temporary differences of $29.0 million, which may result in future tax deductions. Therefore, future income of $39.9 million would need to be generated to realize all of our deferred tax assets. We believe our current level of pre-tax earnings are sufficient to realize all of these deferred tax assets.

      The following chart reconciles our income (loss) before taxes for financial statement purposes to our taxable income (loss) for income tax purposes:

	Year Ended	Year Ended	Year Ended
	April 30, 2005	April 30, 2004	April 30, 2003

	(Dollars in millions)
Income (loss) before income taxes	$8.7	$0.5	$1.6
Adjustments to determine taxable income:
State taxes	(0.3)	(0.1)	(0.1)
Depreciation	(3.7)	(2.8)	(3.3)
Gain/loss on sale of land (installment sale)	—	—	(1.3)
Product liability	(2.6)	(2.0)	(2.7)
Section 263A unicap adjust	0.8	(0.4)	(0.6)
LIFO to FIFO accounting change adjustment	3.8	3.8	3.8
Warrants	(0.3)	—	(0.5)
Non-Qualified stock options	(0.5)	(0.1)	—
Workers compensation	0.3	0.3	(0.5)
Accrued severance	(0.9)	0.4	(0.3)
Environmental reserve	(0.2)	(0.1)	(0.1)
Section 481(a) adjustment	—	(0.2)	—
Finders fees	—	—	(0.5)
FAS 123(R) compensation	0.6	0.8	1.6
Various reserves & accruals	(0.3)	(0.2)	1.1
Other book vs. tax differences	(0.4)	0.6	(0.1)
Utilization of net operating loss carryforwards	(5.0)	(0.5)	—

Taxable Income	$—	$—	$(1.9)

      At April 30, 2005, we had federal income tax loss carryforwards of $10,880,216 available (subject to various statutory restrictions) for use on future federal income tax returns. These carryforwards will expire as follows:

$ 217,076	Expires 2019
$1,832,658	Expires 2020
$6,863,760	Expires 2022
$1,947,170	Expires 2023
$ 19,552	Expires 2024

Net operating loss carryforwards reflecting in deferred tax assets have been reduced by $0.2 million pursuant to footnote 82 of SFAS 123(R).
      During fiscal year 2005, we completed our analysis pursuant to Internal Revenue Code Section 382 (“Section 382”). This analysis determined that we had an ownership change within the definition of Section 382 during the calendar year ended December 31, 2000. As a result of this ownership change, net operating losses of $3.6 million incurred prior to the ownership change are subject to a limitation of $0.1 million annually, subject to increases for built-in gains. This limitation results in $457,388 of net operating loss carryforwards expiring unutilized. Therefore, the deferred tax asset attributable to the expiring net operating losses of $155,512 has been reversed. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change should occur, there would be an annual limitation on the remaining net operating loss and tax credit carryforwards which can be utilized.

      Based on our projections of future taxable income, we expect to utilize the largest portion of our net operating loss carryforward over the next five to six years. Finally, since our net operating loss carryforwards do not begin to expire until 2019, and based on our projections of future financial reporting income, we expect to utilize all of our net deferred income tax assets of $13.9 million (after $0.3 million state tax valuation allowance) over the next six to seven years.
      On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA provides a deduction for income from qualified domestic production activity (“QPA”), which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, “Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activity provided by the AJCA” the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA deduction is expected to be available to us starting in FY2006. No deduction will be available in a year we have a tax loss or no taxable income due to operating loss carryforwards. As we have net operating loss carryforwards, further analysis is required in order to determine the timing and impact of the QPA to our financial statements.
      In return for the QPA, the AJCA provides for a two-year transition from the existing Extraterritorial Income Exclusion (“ETI”) tax benefit for foreign sales, which the World Trade Organization (WTO) ruled, was an illegal export subsidy. The ETI benefit will be fully phased out for us in FY2007. The ETI benefit for us was approximately $40,000 and $43,000 for fiscal years 2005 and 2004.

Net Income
      The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2005, 2004, and 2003:

			$	%
	2005	2004	Change	Change	2003

Net income	$5,248,956	$832,285	$4,416,671	530.7%	$17,225,493
Net income per share
Basic	$0.17	$0.03	$0.14	466.7%	$0.58
Diluted	0.14	0.02	0.12	600.0%	0.49
      The increase in net income and net income per share for fiscal 2005 resulted primarily from a reduction in operating expenses. Fiscal 2004 spending included $1,977,537 related to the discontinued Crossings catalog and advanced technology divisions, $1,000,931 related to the restructuring costs relative to the closing our corporate office in Scottsdale, $2,494,729 related to legal and accounting fees relative to the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003, and the SEC inquiry. Fiscal 2005 results also reflected the benefit of an agreement reached with one of our insurance carriers, which included a net cash refund of approximately $2.0 million.
      The decrease in net income and net income per share for fiscal 2004 resulted primarily from the comparative effect of an income tax valuation allowance reversed for fiscal 2003 of approximately $16.0 million that resulted in an income tax benefit. The reversal of the allowance was triggered by our improved profitability and the likelihood that we would be able to utilize income tax loss carryforwards. In addition, the losses associated with our Crossings catalog and advanced technology divisions, the restructuring charges incurred in the third quarter, and the costs related to the restatement and the SEC inquiry eroded the profitability in fiscal 2004.
      The adoption of SFAS 123(R) was to record additional stock compensation expense of $626,000, 820,000 and 1,654,000 for year end April 30, 2005, 2004, and 2003, respectively.

Liquidity and Capital Resources
      Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
      The following table sets forth certain information relative to cash flow for the fiscal years ended April 30, 2005, 2004, and 2003:

			$	%
	2005	2004	Change	Change	2003

Operating activities	$6,441,991	$906,702	$5,535,289	610.5%	$(1,517,872)
Investing activities	16,097,297	(6,840,766)	22,938,063	335.3%	(4,386,889)
Financing activities	(23,968,476)	(737,283)	(23,231,193)	(3150.9)%	(1,925,720)

Total	$(1,429,188)	$(6,671,347)	$5,242,159	78.6%	$(7,830,481)

      Operating activities represent the principal source of our cash flow. Cash flow from operating activities increased by $5,535,289 for fiscal 2005 compared with fiscal 2004. The improvement in operating cash flow in fiscal 2004 was attributable to improved profitability, which was further enhanced by our use of tax loss carry forwards. Accounts receivable improved substantially during the year as a result of collecting the open receivable from the fiscal 2004 fourth quarter sales promotion. Inventories increased by $4.0 million as a result of the increased volume and replenishing finished goods inventory that was depleted below normal levels in the fourth quarter of fiscal 2004.
      Cash flow from operating activities increased by $2,424,574 for fiscal 2004 compared with fiscal 2003. The improvement in operating cash flow in fiscal 2004 was attributable to improved profitability. We launched an aggressive sales promotion campaign in January 2004. The program included extended payment terms to our distributors. As a result, accounts receivable collections were lower than our historical levels. While this program resulted in higher sales for the fourth quarter of fiscal 2004, the cash impact was not felt until fiscal 2005.
      Cash provided by investing activities totaled $16,097,297 compared with a cash use of $6,840,766 in fiscal 2004, an increase of $22,938,063. Collateralized cash deposits decreased by $22,673,059 as a result of the refinancing that was completed in January 2005. Capital expenditures of $8,423,144 in fiscal 2005 were $2,746,530 higher than fiscal 2004’s capital expenditures of $5,676,614. Capital expenditures in fiscal 2005 were three times the depreciation expense for the year. We intend to spend approximately $12.0 million in capital expenditures in fiscal 2006, all of which will be internally financed.
      Cash used for investing activities increased by $2,453,877 for fiscal 2004, partially as a result of a $1,503,196 increase in capital expenditures. Collateralized cash deposits increased by $1,160,059 as a result of banking agreements relative to the forward-exchange contracts we had purchased.
      The $23,231,193 increase in cash used for financing activities in fiscal 2005 resulted from our repayment of the $27,000,000 Tomkins note as well as the refinancing of our BankNorth debt in January 2005. We incurred $654,843 in costs relative to the refinancing effort.
      The $1,188,437 decrease in cash used for financing activities for fiscal 2004 resulted from our repayment of $2,357,425 in debt in fiscal 2003 compared to $1,090,498 in fiscal 2004. Repayment on the note to BankNorth, our primary bank, commenced in April 2004, and principal payments on the Tomkins note commenced in May 2004.
      At April 30, 2005, we had open letters of credit aggregating $5.1 million.
      At April 30, 2005, we had $4,081,475 in cash and cash equivalents on hand. We have a $17 million revolving line of credit with BankNorth as well as access to a $5 million line starting on May 1, 2005 for capital expenditures.

Other Matters

Inflation
      We do not believe that inflation had a material impact on us during fiscal 2005, 2004, or 2003.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements
      Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers compensation, environmental liability, excess and obsolete inventory and medical claims payable. Actual results could differ from those estimates.

Revenue Recognition
      We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.
      The substantial portion of our revenues are from product sales. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; such revenues are recognized when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.
      We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues. As a result of a combination of uncertain factors, regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments, but instead record such revenue when the minimum royalty is paid. As of April 30, 2005, minimum royalties to be collected in the future amounted to approximately $6.1 million.

Product Liability
      We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel, exclusive of any insurance reimbursements. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero.

Environmental Liability
      We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2005, we had a reserve of $3.7 million for environmental matters, which is recorded on an undiscounted basis.

Stock Options
      We account for stock-based employee compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (Revised). Under SFAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes method. The compensation expense is then amortized over the vesting period.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004)(FAS 123(R)). We have adopted SFAS 123(R) using the modified retrospective application method which resulted in the restatement of prior years (see Footnote 24).
      In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Contractual Obligations and Commercial Commitments
      The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2005:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$17,614,888	$1,586,464	$3,489,803	$3,965,287	$8,573,334
Operating lease obligations	538,062	111,627	208,216	173,177	45,042
Purchase obligations	13,393,812	13,393,812	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	239,834	49,049	95,723	53,958	41,104

Total obligations	$31,786,596	$15,140,952	$3,793,742	$4,192,422	$8,659,480
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
      We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three and twelve months ended April 30, 2005 ($5.0 million and $17.0 million, respectively, representing approximately 13.5% and 13.4%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce the Company’s gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we entered into Euro participating forward options under which we would purchase Euros which in turn would be used to pay the European manufacturer. As of April 30, 2005 our outstanding contracts had a remaining balance of 4.5 million euros. Contracts are for 750,000 euros per month with the last month expiring in October 2005.
      Participating forward options provide full protection for us against the depreciation of the U.S. dollar against the Euro and partial benefit from the appreciation of the U.S. dollar against the Euro. If the Euro strengthens above the average rate, we will not pay for the Euros at more than the average rate. If the Euro weakens below the average rate, we would pay 50% of the Euros at the average rate and the remaining 50% of the Euros are paid for at the spot rate. Each option, unless used prior to the expiration date, will be converted at the expiration date to a forward contract, due when needed during the month at a slight up charge in rate. During the three and twelve months ended April 30, 2005, we experienced a net gain of $663 and $127,498, respectively, on such contracts that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/ Dollar exchange rate. As of April 30, 2005, we had participating forward options totaling 4.5 million Euros remaining which were reported as a liability of $63,659.

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
      Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, those processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      During our year-end closing process, for the reporting period ended April 30, 2005, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, we determined that we had a material weakness in internal control over financial reporting related to stock awards. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we determined that certain warrants issued in May 2001 to two employees, contained a cashless exercise feature that required compensation expense to be recorded in our financial statements. In addition, modifications in

2004 and 2005 to the terms of certain stock option agreements required additional compensation expense to be recorded in the financial statements. These matters resulted in the restatement of our 2002, 2003, 2004 and the first three quarters of our fiscal 2005 consolidated financial statements. This restatement is further described in Notes 24 and 25 of our 2005 consolidated financial statements. Our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective as of April 30, 2005 due to the matters relating to stock option accounting. As a result, we have implemented remedial action. Specifically, we have enhanced our closing process and procedures related to accounting for stock awards, including designating an individual to oversee the accounting for stock awards. We have also provided extensive training in SFAS 123(R), which we adopted as part of our year-end closing process in fiscal 2005.

Changes In Internal Control over Financial Reporting
      Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K
      (a) Financial Statements and Financial Statement Schedules
      Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.
      (b) Reports on Form 8-K
      None.
      (c) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.(2)

4.2	Form of Option to 2001 Stock Option.(3)

4.3	Employee Stock Purchase Agreement dated as of April 1, 2002.(3)

4.4	Form of Subscription Agreement to Employee Stock Purchase Agreement.(3)

4.5	2005 Incentive Compensation Plan.(1)

4.6	Warrant issued to Mitchell L. Saltz.(4)

4.7	Warrant issued to Robert Scott.(4)

10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000.(5)

10.2	Agreement with Walther/ UMAREX, dated August 1, 1999.(5)

10.3	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.(5)

10.4	Agreement with Western Mass Electric dated July 6, 1998.(5)

10.5	Agreement with Western Mass Electric dated December 18, 2000.(5)

10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.(5)

10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.(5)

10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.(5)

10.9	Master Supply Agreement with Remington Arms dated August 1, 2001.(6)

10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A.(7)

10.11	Revolving Line of Credit Note, dated January 11, 2005.(7)

10.12	Commercial Term Promissory Note, dated January 11, 2005.(7)

10.13	Commercial Real Estate Term Promissory Note, dated January 11, 2005.(7)

10.14	Equipment Line of Credit Note, dated January 11, 2005(7)

10.15	Mortgage and Security Agreement, dated January 11, 2005, by and between the Registrant and Banknorth, N.A.(7)

10.16	Mortgage and Security Agreement, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(7)

10.17	Guaranty, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(7)

10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority.(8)

10.19	Environmental Agreement with Springfield Redevelopment Authority.(8)

10.20	Promissory Note from Springfield Redevelopment Authority.(8)

10.21	Agreement with Carl Walther GmbH.(9)

10.22	Employment Agreement with Michael L. Golden.(10)

21.1	Subsidiaries of the Company.(4)

23.1	Consent of PricewaterhouseCoopers LLP.(4)

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-KSB).(4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer.(4)

Exhibit
Number	Exhibit

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer.(4)

32.1	Section 1350 Certification of Principal Executive Officer.(4)

32.2	Section 1350 Certification of Principal Financial Officer.(4)

(1)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(3)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(4)	Filed herewith

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(6)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(7)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(8)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 16, 2002.

(9)	Incorporated by reference from the Company’s Form 10-K Report filed with the SEC on July 13, 2004.

(10)	Incorporated by reference from the Company’s Form 8-K Report filed with the SEC on December 6, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ MICHAEL F. GOLDEN

Michael F. Golden
President and Chief Executive Officer
Date: August 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ MICHAEL F. GOLDEN Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 15, 2005

/s/ JOHN A. KELLY John A. Kelly	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	August 15, 2005

/s/ BARRY M. MONHEIT Barry M. Monheit	Chairman of the Board	August 15, 2005

/s/ JEFFREY D. BUCHANAN Jeffrey D. Buchanan	Director	August 15, 2005

/s/ JOHN B. FURMAN John B. Furman	Director	August 15, 2005

/s/ COLTON R. MELBY Colton R. Melby	Director	August 15, 2005

/s/ JAMES J. MINDER James J. Minder	Director	August 15, 2005

/s/ MITCHELL A. SALTZ Mitchell A. Saltz	Director	August 15, 2005

/s/ ROBERT L. SCOTT Robert L. Scott	Director	August 15, 2005

/s/ I. MARIE WADECKI I. Marie Wadecki	Director	August 15, 2005

Item 15	Exhibits, Financial Statements and Schedules
SMITH & WESSON HOLDING CORPORATION and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Smith & Wesson Holding Corporation:
      In our opinion, the financial statements listed in the index appearing under Item 15(a) 1, present fairly, in all material respects, the consolidated financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 24 to the consolidated financial statements, the Company has restated its financial statements to correct errors in accounting for certain stock awards and to adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)”.
PricewaterhouseCoopers LLP
Hartford, Connecticut
August 15, 2005

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of:

		Restated (Note 24)
	April 30, 2005	April 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,081,475	$5,510,663
Marketable securities	—	1,538,738
Accounts receivable, net of allowance for doubtful accounts of $75,000 on April 30, 2005 and $100,000 on April 30, 2004	18,373,713	20,249,858
Inventories	19,892,581	15,986,705
Other current assets	2,388,286	1,984,343
Deferred income taxes	6,119,561	3,900,480
Income tax receivable	3,701	160,596

Total current assets	50,859,317	49,331,383

Property, plant, and equipment, net	16,726,361	11,021,174
Intangibles, net	364,908	351,908
Collateralized cash deposits	—	22,673,059
Notes receivable	1,029,812	1,072,359
Deferred income taxes	7,806,702	13,045,388
Other assets	5,205,246	7,794,700

	$81,992,346	$105,289,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,034,692	$9,608,975
Accrued expenses	4,898,517	6,210,422
Accrued payroll	3,220,730	3,920,426
Accrued taxes other than income	589,449	1,055,506
Accrued profit sharing	2,403,019	2,272,030
Accrued workers’ compensation	536,773	225,000
Accrued product liability	2,524,996	2,097,636
Deferred revenue	15,646	442,291
Current portion of notes payable	1,586,464	4,039,456

Total current liabilities	27,810,286	29,871,742

Notes payable	16,028,424	37,870,046

Other non-current liabilities	11,062,459	17,292,848

Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares on April 30, 2005 and 2004 issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,974,017 shares on April 30, 2005 and 30,935,799 shares on April 30, 2004 issued and outstanding	31,974	30,936
Additional paid-in capital	27,744,819	26,138,726
Accumulated deficit	(685,616)	(5,934,572)
Accumulated other comprehensive income	—	20,245

Total stockholders’ equity	27,091,177	20,255,335

	$81,992,346	$105,289,971

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Restated (Note 24)	Restated (Note 24)
	April 30, 2005	April 30, 2004	April 30, 2003

Net product and services sales	$123,963,973	$117,892,507	$98,468,766
License revenue	1,824,077	1,622,128	1,502,448
Cost of products and services sold	84,861,811	80,080,391	69,294,008
Cost of license revenue	38,221	304,329	296,489

Gross profit	40,888,018	39,129,915	30,380,717

Operating expenses:
Research and development, net	199,042	557,884	905,542
Selling and marketing	13,581,939	12,723,916	11,339,709
General and administrative	15,926,046	20,036,495	15,412,909
Restructuring costs	—	1,000,931	—

Total operating expenses	29,707,027	34,319,226	27,658,160

Income from operations	11,180,991	4,810,689	2,722,557

Other income/(expense):
Other income/(expense)	(120,373)	(1,302,959)	1,789,114
Interest income	290,201	318,868	680,705
Interest expense	(2,675,373)	(3,340,375)	(3,587,519)

	(2,505,545)	(4,324,466)	(1,117,700)

Income before income taxes	8,675,446	486,223	1,604,857
Income tax (benefit) expense	3,426,490	(346,062)	(15,620,636)

Net income	$5,248,956	$832,285	$17,225,493
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of $0, ($4,217), and $11,935 tax effect, respectively	$—	$(7,231)	$24,608
Reclassification of realized gains to net income	(20,245)	—	—

Comprehensive income	$5,228,711	$825,054	$17,250,101

Weighted average number of common equivalent shares outstanding, basic	31,361,009	30,719,114	29,860,228

Net income per share, basic	$0.17	$0.03	$0.58

Weighted average number of common equivalent shares outstanding, diluted	36,636,170	36,011,400	35,372,633

Net income per share, diluted	$0.14	$0.02	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at April 30, 2002
As previously reported	—	$—	29,683,613	$29,683	$15,751,515	$(16,938,840)	$2,868	$(1,154,774)
Restatement for stock awards under APB 25 and adoption of SFAS 123R (Note 24)				—	7,053,510	(7,053,510)		—

As restated at April 30, 2002			29,683,613	29,683	22,805,025	(23,992,350)	2,868	(1,154,774)
Exercise of warrants			614,713	615	149,385			150,000
Exercise of stock options			76,666	77	65,723			65,800
Shares issued under ESPP October 1, 2002			67,117	67	75,945			76,012
April 1, 2003			122,819	123	139,770			139,893
Stock option expense			—	—	1,654,302			1,654,302
Common stock issued to settle liabilities			54,700	55	64,770			64,825
Net income for the year ended April 30, 2003						17,225,493		17,225,493
Other comprehensive income							24,608	24,608

As restated at April 30, 2003	—	$—	30,619,628	$30,620	$24,954,920	$(6,766,857)	$27,476	$18,246,159
Exercise of stock options			90,075	90	106,796			106,886
Shares issued under ESPP October 1, 2003			116,752	117	133,476			133,593
April 1, 2004			109,344	109	124,027			124,136
Stock option expense			—	—	819,507			819,507
Net income for the year ended April 30, 2004						832,285		832,285
Other comprehensive income							(7,231)	(7,231)

As restated at April 30, 2004	—	$—	30,935,799	$30,936	$26,138,726	$(5,934,572)	$20,245	$20,255,335
Cashless exercise of warrants			200,000	200	(200)			—
Exercise of stock options			647,216	647	735,759			736,406
Shares issued under ESPP October 1, 2004			106,811	107	123,200			123,307
April 1, 2005			84,191	84	121,184			121,268
Stock option expense			—	—	626,150			626,150
Net income for the year ended April 30, 2005						5,248,956		5,248,956
Reclassification of realized gains to net income							(20,245)	(20,245)

Balance at April 30, 2005	—	$—	31,974,017	$31,974	$27,744,819	$(685,616)	$—	$27,091,177

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,

		Restated (Note 24)	Restated (Note 24)
	2005	2004	2003

Cash flows provided by (used for) operating activities
Net income	$5,248,956	$832,285	$17,225,493
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	2,756,915	1,705,514	987,674
Gain on disposal of IdentiKit	(435,815)	—	—
(Gain) loss on sale of assets	(93,949)	81,988	179,605
Realized gain on sale of marketable securities	(18,780)	—	—
Write-off of patents	50,534	—	—
Gain on sale of land	—	—	(1,666,132)
Deferred taxes	3,019,605	(488,578)	(15,669,987)
Provision for losses on accounts receivable	52,875	(4,829)	10,000
Provision for excess and obsolete inventory	97,942	283,063	628,248
Provision for loss on purchase commitments	—	—	1,114,666
Stock option expense	626,150	819,507	1,654,302
Stock compensation for services	—	11,400	64,825
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	1,823,270	(5,336,190)	(2,819,403)
Inventories	(4,003,818)	(670,463)	2,776,363
Other current assets	(403,943)	6,113,519	(6,650,719)
Income tax receivable	156,895	14,735	36,472
Note receivable	42,547	(72,359)	—
Other assets	3,210,945	3,496,721	5,113,878
Increase (decrease) in liabilities:
Accounts payable	2,425,717	1,599,462	1,054,377
Accrued payroll	(699,696)	923,536	(138,227)
Accrued profit sharing	130,989	651,102	801,090
Accrued taxes other than income	(466,057)	(561,101)	(139,252)
Accrued expenses	(1,311,905)	(3,878,601)	4,479,072
Other non-current liabilities	(6,230,389)	(5,066,149)	(7,530,977)
Deferred revenue	(276,130)	229,504	(1,384,887)
Accrued workers compensation	311,773	45,000	(35,000)
Accrued product liability	427,360	177,636	(1,080,000)
Due to Walther USA, LLC, net	—	—	(529,353)

Net cash provided by (used for) operating activities	6,441,991	906,702	(1,517,872)

Cash flows provided by (used for) investing activities:
Payments to acquire marketable securities	—	—	(552,673)
Proceeds from sale of marketable securities	1,537,273	34,471	—
Decrease (increase) to collateralized cash deposits	22,673,059	(1,160,059)	(285,975)
Payments to acquire patents	(84,266)	(64,980)	(129,123)
Proceeds from sale of property and equipment	109,075	26,416	754,300
Proceeds from sale of IdentiKit	285,300	—	—
Payments to acquire property and equipment	(8,423,144)	(5,676,614)	(4,173,418)

Net cash provided by (used for) investing activities	16,097,297	(6,840,766)	(4,386,889)

Cash flows financing activities:
Payment on notes payable, Tomkins	(27,000,000)	(1,000,000)	(2,000,000)
Proceeds from loans and notes payable	18,000,000	—	—
Debt Issuance Costs	(654,843)	—	—
Payments on loans and notes payable, related parties	—	—	(357,425)
Proceeds from sale of common stock under ESPP	244,575	257,729	281,705
Proceeds from exercise of options to acquire common stock	736,406	95,486	150,000
Payments on loans and notes payable	(15,294,614)	(90,498)	—

Net cash used for financing activities	(23,968,476)	(737,283)	(1,925,720)

Net decrease in cash and cash equivalents	(1,429,188)	(6,671,347)	(7,830,481)
Cash and cash equivalents, beginning of year	5,510,663	12,182,010	20,012,491

Cash and cash equivalents, end of year	$4,081,475	$5,510,663	$12,182,010

Supplemental disclosure of cash flow information
Cash paid for:
Interest, related parties	$1,570,563	$2,670,250	$2,700,000
Interest, other	$904,835	$682,125	$877,500
Income taxes	$228,992	$123,742	$20,061
Non-cash transactions:
Note receivable from sale of land	$—	$—	$1,000,000
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Organization — We were incorporated on June 17, 1991 in the state of Nevada. We were a development stage company for a number of years.
      Effective October 20, 1998, we acquired the assets of Saf-T-Hammer, Inc. and changed our name to Saf-T-Hammer Corporation. The acquisition was accounted for under the purchase method. We issued 1,331,250 shares of common stock in the Saf-T-Hammer acquisition, which resulted in a total of 1,864,038 shares of common stock being issued and outstanding.
      Smith & Wesson Corp. was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, it has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware and a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.
      On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from Tomkins for $15,000,000. (See Note 2 — “Acquisition of Smith & Wesson Corp.”). At a special meeting of stockholders held on February 14, 2002, our stockholders approved a change of our company’s name to “Smith & Wesson Holding Corporation.”

2.	Acquisition of Smith & Wesson Corp.
      The Acquisition — The purchase price paid by us for Smith & Wesson Corp was as follows:

$5 million, which was paid at the closing in cash (See the “Melby Loan”);

$10 million due on or before May 11, 2002 pursuant to the terms of an uncollateralized promissory note issued by us to Tomkins (the “Acquisition Note”) providing for interest at a rate of 9% per year, and;

A receivable of $464,500 due from Tomkins to us.

The purchase price resulted from negotiations between Tomkins and us. This acquisition was accounted for under the purchase method pursuant to APB 16, “Business Combinations.” A summary of the net assets acquired is as follows:

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

$111,820,342

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities assumed:
Accounts payable and accrued expenses	$21,252,449
Deferred revenue	1,612,707
Other non-current liabilities	23,955,186
Note payable, Tomkins	50,000,000

96,820,342

Net assets acquired	$15,000,000

      Acquisition Note — Pursuant to the acquisition agreement with Tomkins, we issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson Corp. During March 2002, we obtained a bank loan (See Note 5) and paid off the entire loan balance.
      Tomkins Note — The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins Note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins Note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003, another $1,000,000 in July 2003, and repaid the remaining balance in January 2005.
      The Melby Loan — We obtained financing in the amount of $5 million from an individual pursuant to a Promissory Note and Loan Agreement dated May 6, 2001 between us and this individual (the “Melby Note”). Interest accrued on the Melby Note at a rate of 12% per annum until maturity on May 15, 2002. Under the terms of the Melby Note, we prepaid the annual interest of $600,000 at a rate of 12% on May 14, 2001. Related to this loan, we also granted warrants described below to purchase an aggregate of approximately 8,700,000 shares of common stock at exercise prices ranging from $0.40 per share to $2.00 per share.
      In consideration for the Melby loan, we issued to Colton Melby, formerly the President and Chief Operating Officer and currently a director of our company, a common stock purchase warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant provided for Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein, at anytime from the date of issuance until six years from the date of issuance. Also in consideration for the Melby loan, we issued common stock purchase warrants; each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants provided for each holder to purchase at any time from the date of issuance until one year from the date of issuance up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. As a portion of a finder’s fee for arranging the Melby loan, we issued common stock purchase warrants; each dated May 11, 2001, to two unrelated parties (the “Finders Warrants”). The Finders Warrants provided for each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share at any time between the date of issuance and two years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of all of these warrants and the underlying shares. All of the warrants were exercised in full, including by way of the repayment of the Melby Note.

3.	Significant Accounting Policies
      Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers compensation, environmental liability, excess and obsolete inventory and medical claims payable. Actual results could differ from those estimates.
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States), and Lost Coast Ventures, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.
      Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, not held for trading purposes, approximate the carrying values of such amounts.
      Cash and Cash Equivalents — Cash and cash equivalents include highly liquid debt instruments with maturities of three months or less, at the date of purchase, which are not collateralizing any corporate obligations. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.
      Marketable Securities — Marketable securities in fiscal 2004 consisted of mutual funds. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities presented as marketable securities at the time of purchase and re-evaluate such designation as of each balance sheet date. All marketable securities are classified as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of accumulated other comprehensive income within stockholders’ equity. Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method.
      Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. Discounts are offered for early payment. When extension of credit is not advisable, we rely on either a prepayment or a letter of credit. Past due balances are placed for collection with an outside agency after 90 days. Balances deemed uncollectible by us are written off against our allowance for doubtful accounts.
      Concentrations of Credit Risk — Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. We place our cash, cash equivalents, and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.
      Inventories — Inventories, consisting primarily of finished firearms components, finished firearms, and related products and accessories, are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is provided based upon a detailed review of inventory components, past history, and expected future usage.
      Deferred Revenues — Deferred revenues represent deposits and prepayments from customers for products and services for which the revenue is not yet recognizable, because the risks and rewards of ownership have not yet transferred to the customer. We expect to have earned such revenues fully within a 12-month period, and they will be recognized into revenues at that time.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal 2004, we offered a promotion to our distributors that provided them a free gun with the purchase of six others. A portion of revenue was deferred and not recognized until the free gun was shipped.
      Other Comprehensive Income — Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income (loss). Comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available for sale securities, net of tax, and accordingly, consolidated statements of operations and other comprehensive income (loss) are presented.
      Property, Plant, and Equipment — Property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years
      We capitalize tooling, dies, and fixtures as part of machinery and equipment, and depreciate them over a period not exceeding five years.
      Intangible Assets — Intangible assets are amortized over their estimated useful lives, which range from three to 30 years. See Note 12 for additional information regarding intangible assets.
      Valuation of Long-lived Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. We have determined that there were no impairments to long-lived assets in fiscal 2005, 2004 and 2003.
      Revenue Recognition — We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.
      The substantial portion of our revenues are from product sales. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize such revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.
      We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. Fees received upon initial signing of license agreements are recognized as revenues. As a result

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a combination of uncertain factors, regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments, but instead record such revenue when the minimum royalty is paid. As of April 30, 2005, minimum royalties to be collected in the future amounted to approximately $6.1 million is as follows:

Minimum
For the Years Ended April 30,	Royalty

2006	$1,120,600
2007	$1,294,800
2008	$1,179,500
2009	$693,500
2010	$624,900
Thereafter	$1,165,100

$6,078,400

      Segment Information — Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment. Through April 30, 2005, 2004, and 2003, there have been no material foreign operations.

	For the Years Ended April 30,

	2005		2004		2003

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

	(Millions)		(Millions)		(Millions)
Firearms	$113.6	91.6%	$102.3	86.8%	$80.4	81.6%
Specialty services	3.5	2.8	5.0	4.2	7.9	8.0
Handcuffs	4.3	3.5	5.5	4.7	5.4	5.5
Other products and services	2.6	2.1	5.1	4.3	4.8	4.9

Total net product sales	$124.0	100.0%	$117.9	100.0%	$98.5	100.0%

      Research and Development — We engage in both internal and external research and development (R&D) in order to remain competitive and to exploit possible untapped market opportunities. Prospective R&D projects are approved by executive management after analysis of the cost and benefits associated with the potential product. Costs in R&D expense include, among other items, salaries, materials, utilities, and administrative costs.
      In fiscal 2005, we spent approximately $386,000 on research activities relating to the development of new products. In fiscal 2004, we spent approximately $1.3 million on research activities, of which $441,000 related to our now discontinued Advanced Technology product line. In fiscal 2003, we spent $1.8 million, of which $528,000 related to Advanced Technology. Of those annual amounts, we were reimbursed $187,000, $787,000, and $918,000, in fiscal 2005, 2004, and 2003, respectively, by the National Institute of Justice based on grants received by us for development of an authorized user firearm. Both grants expired during fiscal 2005. Research and development expense is recorded net of such reimbursement in the financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings per Share — Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock warrants, if such effect is dilutive.
      The following table provides a reconciliation of the restated income (loss) amounts (see Note 24) and shares used to determine basic and diluted earnings (loss) per share.

	For the Years Ended April 30,

	2005			2004			2003

			Per Share	Net		Per Share			Per Share
	Net Income	Shares	Amount	Income	Shares	Amount	Net Income	Shares	Amount

Basic income (loss) earnings per share	$5,248,956	31,361,009	$0.17	$832,285	30,719,114	$0.03	$17,225,493	29,860,228	$0.58
Effect of dilutive stock options and warrants	—	5,275,161	(0.03)	—	5,292,286	(0.01)	—	5,512,405	(0.09)

Diluted income (loss) earnings per share	$5,248,956	36,636,170	$0.14	$832,285	36,011,400	$0.02	$17,225,493	35,372,633	$0.49

      Options to purchase 313,685 shares of our common stock were excluded from the fiscal 2005 computation of diluted earnings per share because the effect would be antidilutive.
      Options to purchase 116,666 shares of the our common stock were excluded from the fiscal 2004 computation of diluted earnings per share because the effect would be antidilutive.
      Options to purchase 50,000 shares of our common stock were excluded from the fiscal 2003 computation of diluted earnings per share because the effect would be antidilutive.
      Income Taxes — The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws.
      Derivative Instruments — We account for derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.
      Stock Options and Warrants — As described in Notes 18 and 19, we have issued stock warrants and have stock option plans under which employees and directors receive options to purchase our common stock. During the fourth quarter of fiscal 2005, we early adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS 123(R)), utilizing the modified retrospective application method for all periods presented. Prior to the early adoption of SFAS 123(R), we applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25). The impact of the early adoption of SFAS 123(R) for our stock options and warrants is disclosed in further detail in Note 24.
      Product Liability — We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel, exclusive of any insurance reimbursements. Adjustments to the provision for product liability are evaluated on an on-going basis and are charged or credited to cost of sales. This evaluation is based upon information regarding potential and existing product

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. Certain product liability costs are subject to reimbursement by insurance carriers.
      Environmental Liability — We have provided reserves, on an undiscounted basis, for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, currently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (PRP), and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. We believe that we have adequately reserved for the reasonable estimable costs of known environmental obligations. Currently, reserves are reviewed and additional reserves or deletions to the reserves may occur due to the specific facts and circumstances previously noted.

	Environmental Liability Reserve

Site	April 30, 2005	April 30, 2004

Southfield	$1,545,000	$1,545,000
Westfield	305,000	305,000
Fire Pond	1,238,000	1,238,000
Wildcat	25,000	116,000
Chlorinated Release	26,000	100,000
Academy	578,000	578,000

Total	$3,717,000	$3,882,000

      Environmental expense (income) for the fiscal years ended April 30, 2005, 2004, and 2003 amounted to approximately ($44,500), ($11,045), and $0, respectively.
      Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearms products. Estimated warranty obligations are provided for in the period in which the related revenue is recognized. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. Adjustments are made to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2005, 2004, and 2003 amounted to $1,539,400, $1,591,741, and $1,194,328, respectively.
      The change in accrued warranties in the fiscal years ended April 30, 2005 and 2004 was as follows:

	For the Years Ended April 30,

	2005	2004

Beginning balance	$1,742,917	$1,364,220
Warranties issued and adjustments to provision	1,539,400	1,591,741
Warranty claims	(1,642,772)	(1,213,044)

Ending balance	$1,639,545	$1,742,917

      Sales and Promotional Related Expenses — Net product sales are presented in the financial statements net of customer promotional program costs that depend on the volume of sales, which amounted to approximately $437,000, $234,000, and $410,000 for the fiscal years ended April 30, 2005, 2004, and 2003, respectively. We have other customer promotional programs, the costs of which do not depend on the volume of sales. These costs amounted to approximately $182,000, $197,000, and $845,000 for the fiscal years ended April 30, 2005, 2004, and 2003, respectively, and are included in selling and marketing expenses.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Co-Op Advertising — We have a co-op advertising program at the retail level. Costs amounting to approximately $670,000, $797,000, and $482,000 in fiscal 2005, 2004, and 2003, respectively, were expensed as selling and marketing expenses.
      Shipping and Handling — In the accompanying financial statements, amounts billed to customers for shipping and handling are included in net product sales. Our costs relating to shipping and handling charges are included in cost of goods sold.
      Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2,000,000 per occurrence. Our liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.
      Recently issued accounting standards — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      Reclassification of financial information — Certain prior year components of the consolidated financial statements have been reclassified to be consistent with the current year presentation.

4.	Financial Instruments
      Marketable Securities — consist entirely of mutual funds and are “available for sale.” The change in unrealized gain (loss) on marketable securities (mutual funds) was $0, ($11,489), and $36,543 for the fiscal years ended April 30, 2005, 2004 and 2003.

	April 30,

	2005		2004

	Cost	Fair Value	Cost	Fair Value

Mutual funds	$—	$—	$1,550,227	$1,538,738

      Collateralized Cash Deposits — consist entirely of money market funds. A summary of money market funds as of April 30, 2005 and 2004 is as follows:

	April 30, 2005	April 30, 2004

Money market funds	$—	$23,010,644
Amount classified as cash equivalents	—	337,585

Amount classified as collateralized cash deposits	$—	$22,673,059

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Collaterized cash deposits were required as of April 30, 2005 and 2004 for the follows:

	April 30, 2005	April 30, 2004

BankNorth note	—	14,909,503
Letters of credit	—	5,093,556
Foreign exchange exposure	—	2,250,000
ACH exposure	—	420,000

Total collaterized cash deposits	$—	$22,673,059

      Our prior bank loan agreement (See Note 5) obligated us to maintain a collateral balance equal to the face amount of the bank loan, plus any open letters of credit, plus foreign exchange exposure, plus any automated clearing house “ACH” exposure. Accordingly, we presented collateralized cash deposits of $22,673,059 as of April 30, 2004 as a non-current asset on the accompanying consolidated balance sheet. As part of the refinancing completed in January 2005, the collateralized cash deposits were utilized to reduce the outstanding debt (See Note 5).

5.	Long-term Debt and Financing Arrangements

Debt Refinancing —
      In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, and equipment as collateral. The financing was obtained through BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans with BankNorth. We used the cash that was collateralizing our existing line of credit with BankNorth toward the repayment of the Tomkins Note.
      The new bank credit facility consists of the following:

(1) A revolving line of credit of up to a maximum amount of the lesser of (a) $17 million; or (b) (i) 85% of the net amount of Borrower’s Eligible Receivables; (ii) plus the lesser of $6 million or 70% of Eligible Raw Materials Inventory; plus (iii) 60% of Eligible Finished Goods Inventory; and (iv) 40% of Eligible Finished Parts Inventory, which will be available until September 30, 2007 for working capital needs. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to our maximum leverage). There were no amounts outstanding as of April 30, 2005.

(2) A seven-year, $12.1 million term loan which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.

(3) A ten-year, $5.9 million term loan bearing interest at a rate of 6.85% per annum. The monthly payment is $45,525, through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.

(4) A $5 million credit arrangement for capital expenditures commencing May 1, 2005, which will bear interest at a variable rate until April 30, 2006 equal to either prime or LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to our maximum leverage), and then either a variable rate equal to LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to their maximum leverage), or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2006 plus 200 basis points, in each case with the applicable rate selected by us. The aggregate availability of the Equipment Line of Credit Loan will cease on April 30, 2006, at which time any unpaid outstanding principal balance

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest will become due and payable in monthly installments over a period of seven years. There were no amounts outstanding as of April 30, 2005.
      Debt issuance costs related to the aforementioned refinancing amounted to $654,843, of which $33,352 was amortized to expense during the fiscal year ended April 30, 2005. Future amortization of expense is as follows: fiscal year 2006 is $114,002, 2007 is $110,717, 2008 is $97,466, 2009 is $82,865, 2010 is $67,602 and thereafter $148,839.

Bank Loan (repaid January 2005) —
      In March 2002, we entered into a specific purpose loan agreement with our bank. Under the terms of this agreement, we borrowed $15.0 million to pay the Acquisition Note and the Melby Note related to the acquisition of Smith & Wesson Corp (see Note 2.) The outstanding balance of $14.9 million at April 30, 2004 accrued interest at a rate of 5.85% per annum and was collateralized by liquid assets up to the face aggregate amount of the obligation. This note was repaid in January 2005 as part of the debt refinancing.

Tomkins Note (repaid January 2005) —
      The acquisition agreement related to our acquisition of Smith & Wesson Corp. required us to guaranty obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins Note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins Note. In April 2003, we made an early repayment of $2.0 million to Tomkins to bring the principal balance down from $30.0 million to $28.0 million. In July 2003, we made another early repayment of $1 million to Tomkins to bring the principal balance down to $27.0 million. This note was repaid in January 2005 as part of the debt refinancing.
      Total long-term debt maturing in fiscal 2006, 2007, 2008, 2009, 2010, and thereafter is $1.6 million, $1.7 million, $1.8 million, $1.9 million, $2.0 million, and $8.6 million, respectively.
      The carrying amounts of notes payable as of April 30, 2005 and 2004 were as follows:

	April 30, 2005	April 30, 2004

Current portion of long term debt:
Tomkins note	—	2,900,573
Bank note — Repaid	—	1,138,883
Bank note — Due in 2012	1,442,687	—
Bank note — Due in 2015	143,777	—

Total current portion	$1,586,464	$4,039,456

Non-current portion of long term debt:
Tomkins note	—	24,099,428
Bank note — Repaid	—	13,770,618
Bank note — Due in 2012	10,312,012	—
Bank note — Due in 2015	5,716,412	—

Total non-current portion	$16,028,424	$37,870,046

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The new credit facility with BankNorth contains financial covenants relating to maintaining minimum EBITDA, maximum leverage, minimum debt service coverage and maximum capital expenditures. We are in compliance with the debt covenants in 2005.

Bank Letters of credit facility —
      As of April 30, 2005 we had open letters of credit aggregating $5.1 million compared to $5.1 million as of April 30, 2004.

6.	Accounts Receivable and Major Customers
      One customer accounted for approximately 10%, 13% and 11% of our net product sales in the fiscal years ended April 30, 2005, 2004, and 2003, respectively. This customer owed us approximately $1,848,000, or 10% of total accounts receivable, as of April 30, 2005 and $1,797,000, or 9% of total accounts receivable, as of April 30, 2004.

7.	International Sales
      We sell our products worldwide. A breakdown of international and export sales, which accounted for approximately 9%, 10%, and 15% of net product sales for the fiscal years ended April 30, 2005, 2004, and 2003, respectively, is as follows:

	For the Years Ended April 30,

Region	2005	2004	2003

Europe	$5,377,000	$3,121,000	$3,893,000
Asia	3,581,000	5,434,000	6,741,000
Latin America	951,000	2,029,000	2,982,000
All others	998,000	1,567,000	694,000

Total Net Sales	$10,907,000	$12,151,000	$14,310,000

8.	Other Income (Expense)
      The details of other income (expense) in the fiscal years ended April 30, 2005, 2004, and 2003, are as follows:

	For the Years Ended April 30,

	2005	2004	2003

Currency transaction loss on euro denominated purchases, including derivative contracts	(659,723)	(1,132,923)	(9,439)
Gain on sale of discontinued Identi-Kit	435,815	—	—
Adjustment to fair value on derivative contracts	(23,203)	(227,930)	187,474
Gain on sale of land	—	—	1,666,132
Other	126,738	57,894	(55,053)

	$(120,373)	$(1,302,959)	$1,789,114

9.	Advertising Costs
      Advertising costs, consisting primarily of magazine advertisements and printed materials, are expensed as incurred. In the fiscal years ended April 30, 2005, 2004, and 2003, advertising expenses amounted to approximately $6,154,000, $5,175,000, and $4,171,000, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Property, Plant, and Equipment
      A summary of property, plant, and equipment as of April 30, 2005 and 2004 is as follows:

	April 30, 2005	April 30, 2004

Machinery and equipment	$19,761,662	$9,894,897
Building and improvements	1,442,468	842,995
Land and improvements	258,087	258,087

	21,462,217	10,995,979
Less accumulated depreciation	(5,490,866)	(2,913,950)

	15,971,351	8,082,029
Construction in Progress	755,010	2,939,145

	$16,726,361	$11,021,174

      Depreciation expense amounted to $2,702,831, $1,682,109, and $969,779 in the fiscal years ended April 30, 2005, 2004, and 2003, respectively.

11.	Inventories
      A summary of inventories, stated at lower of cost or market, as of April 30, 2005 and 2004 is as follows:

	April 30, 2005	April 30, 2004

Finished goods	$7,456,857	$5,318,632
Finished parts	8,973,434	8,060,833
Work in process	1,917,912	1,897,614
Raw material	1,544,378	709,626

	$19,892,581	$15,986,705

      The changes in the reserve for excess and obsolete inventory in the fiscal years ended April 30, 2005 and 2004 are as follows:

	2005	2004	2003

Beginning balance	$1,960,896	$1,760,778	1,326,081
Additions/adjustments	97,942	283,063	628,248
Write-offs	(13,811)	(82,945)	(193,551)

Ending Balance	$2,045,027	$1,960,896	1,760,778

12.	Intangible Assets
      Intangible assets are recorded at cost and arose principally from our acquisition of Smith & Wesson Corp. and its patents. The patents are being amortized using the straight-line method over their estimated useful lives ranging from three to 20 years.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of intangible assets is as follows:

	April 30, 2005	April 30, 2004

Patents	$426,940	$393,208
Less accumulated amortization	(62,032)	(41,300)

	$364,908	$351,908

      Amortization expense amounted to $20,732, $23,405, and $17,895 in the fiscal years ended April 30, 2005, 2004, and 2003, respectively. Amortization expense on the patents will approximate $25,400 annually over each of the next five fiscal years.

13.	Other Assets
      Other assets consist of the following as of April 30, 2005 and 2004:

	April 30, 2005	April 30, 2004

Receivable from insurers	$4,168,154	$7,379,099
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers compensation	253,901	253,901
Escrow deposit-dental	61,700	61,700
Debt issue costs	621,491	—

	$5,205,246	$7,794,700

14.	Other Non-current Liabilities
      Other non-current liabilities consist of the following as of April 30, 2005 and 2004:

	April 30, 2005	April 30, 2004

Product liability	5,501,713	11,458,117
Environmental	3,616,651	3,781,755
Workers compensation	1,221,934	1,025,006
Severance	92,374	333,004
Post retirement medical	178,418	280,786
Sales tax	227,916	208,033
Warranty	223,453	206,147

Other non-current liabilities	$11,062,459	$17,292,848

      Severance payments will continue through January 2009.

15.	Derivative Financial Instruments and Hedging Activities
      We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We have purchased foreign exchange contracts to minimize the impact of fluctuations in foreign exchange rates. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under SFAS 133, and accordingly gains and losses from these derivative contracts are expensed currently as an element of other income (expense). The fair values of the derivative financial instruments are estimated based on the exchange rates of the underlying currency.
      The fair value of all outstanding derivatives was a liability of approximately $64,000 as of April 30, 2005 and $40,000 as of April 30, 2004. Current derivative instruments expire in October 2005.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Self-Insurance Reserves
      As of April 30, 2005 and 2004, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $10,658,339 and $15,584,507, respectively, of which, $6,723,647 and $12,483,123, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $3,934,692 and $3,101,384, respectively, are included in accrued expenses on the accompanying consolidated balance sheet. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $4,993,438 and $5,454,233 in the fiscal years ended April 30, 2005 and 2004, respectively.
      Following is a summary of the activity in the workers’ compensation, product liability and medical/dental reserves in the fiscal years ended April 30, 2005 and 2004:

	For the Years Ended April 30,

	2005	2004

Beginning balance	$15,584,507	$24,181,712
Provision, net of reserve adjustments	3,255,956	5,454,233
Payments	(5,596,597)	(7,028,773)
Reduction in liability (offset by a reduction to receivable from insurance carrier)	(2,585,527)	(7,022,665)

Ending balance	$10,658,339	$15,584,507

      It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. As of April 30, 2005 and 2004, we had accrued reserves for product liability of approximately $8.0 million and $13.6 million, respectively (of which approximately $5.5 million and $11.5 million respectively, are non-current), consisting entirely of expected legal defense costs.

17.	Restructuring and Dispositions
      In January 2004, we decided to close our Scottsdale corporate office and transfer the executive office functions, along with our licensing operations, to our Springfield, Massachusetts facility. We also decided to discontinue our Crossings catalog, as well as to discontinue our Advanced Technology product line. As a result, we incurred a one-time charge of approximately $1.0 million in fiscal 2004. Severance costs relative to the closing of the Scottsdale corporate headquarters were approximately $804,000. The remaining $196,000 were costs to discontinue our Crossings catalog and advanced technology product lines.
      A summary of the activity in the accrued restructuring liability for the fiscal year ended April 30, 2005 is as follows:

Beginning Balance	365,728
Costs — Accrued	—
Costs — Paid or Settled	(402,979)
Adjustment to Original Estimate	37,251

Ending Balance	$—

      On June 3, 2004, we completed the sale of certain net assets associated with our Identi-Kit product line to Copia Partners, LLC d/b/a Identi-Kit Solutions, a limited liability company, whose principals are former employees of ours, for $300,000 in cash and a 6% license fee on future net revenue, as defined, of the product

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
line. The effective date of the sale was May 1, 2004. Under terms of the agreement, we retain ownership of the tradename Identi-Kit and granted the buyer a 10-year renewable license. The gain on the sale of this product line amounted to approximately $436,000.

18.	Capital Stock

Common stock issued —
      During the fiscal year ended April 30, 2005, we issued 647,216 shares of common stock having a market value of $1,238,072 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares was $736,406.
      During the fiscal year ended April 30, 2005, we issued 191,002 shares of common stock having a market value of $373,798 under our employee stock purchase plan. The proceeds from the exercise of these shares was $244,575.
      During the fiscal year ended April 30, 2005, we issued 200,000 shares of common stock having a market value of $498,000 to a former employee and current director upon the cashless exercise of warrants granted to him while an employee of our company.
      During the fiscal year ended April 30, 2004, we issued 65,075 shares of common stock having a market value of $116,738 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares was $58,187.
      During the fiscal year ended April 30, 2004, we issued 226,096 shares of common stock having a market value of $404,342 under our employee stock purchase plan. The proceeds from the exercise of these shares was $257,729.
      During the fiscal year ended April 30, 2004, we issued 25,000 shares of common stock having a market value of $48,700 to an unrelated third party upon the exercise of options. The proceeds from the exercise of these shares were $37,300. The difference was recorded as consulting expense.
      In October 2002, we issued 67,117 shares of common stock having a market value of $89,266 under our employee stock purchase plan. The proceeds from exercise of these shares was $76,012.
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
      In March 2003, we issued 24,000 shares of common stock having a market value of $40,800 to a former employee upon the exercise of options granted to him while an employee of our company. The proceeds from exercise of these shares was $19,440.
      In March 2003, we issued 10,000 shares of common stock having a market value of $15,700 to a current director of our company upon the exercise of options granted to him. The proceeds from exercise of these shares was $11,800.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2003, we issued 42,666 shares of common stock having a market value of $65,279 to a former employee upon the exercise of options granted to him while an employee of our company. The proceeds from exercising of these shares was $34,560.
      In April 2003, we issued 122,819 shares of common stock having a market value of $192,826 under our employee stock purchase plan. The proceeds from exercising these shares was $139,893.

Stock Warrants Issued —
      In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants.
      In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 30, 2001), to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant, which contained a cashless exercise provision, entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant and the underlying shares.
      In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 30, 2001), to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant, which contained a cashless exercise provision, entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant and the underlying shares.
      The following outlines the activity related to the warrants for the periods indicated:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of year	10,000,000	$0.89	10,000,000	$0.89	11,159,450	$0.89
Granted during the year	—	—	—	—	—	—
Exercised during the year	(311,250)	$0.89	—	—	(1,009,450)	$0.85
Canceled/forfeited during the the year	—	—	—	—	(150,000)	$5.00

Warrants outstanding, end of year	9,688,750	$0.89	10,000,000	$0.89	10,000,000	$0.89

Shares exercisable, end of year	9,688,750	$0.89	10,000,000	$0.89	10,000,000	$0.89

Weighted average remaining life (years)	1.1		2.1		3.1

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock Option and Employee Stock Purchase Plans
      We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Compensation Plan at our September 13, 2004 annual meeting of shareholders. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. Once vested, the options are exercisable for a period of 10 years. We issue shares of our common stock upon exercise of options. During the years ended April 30, 2005, 2004, and 2003, we granted 1,015,000 options (145,000 under the 2001 Stock Option Plan, 370,000 options under the 2004 Incentive Compensation Plan and 500,000 options as a separate grant), 340,000 options (under the 2001 Stock Option Plan) and 1,202,500 options (under the 2001 Stock Option Plan), respectively.
      The number and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2005, 2004, and 2003 are as follows:

	For the Years Ended April 30,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,389,092	$1.17	2,542,500	$1.10	1,550,000	$0.81
Granted during the year	1,015,000	$1.57	340,000	$1.81	1,202,500	$1.43
Exercised during the year	(647,216)	$1.14	(90,075)	$1.06	(76,666)	$0.86
Canceled/forfeited during the year	(289,751)	$1.53	(403,333)	$1.28	(133,334)	$0.81

Options outstanding, end of year	2,467,125	$1.30	2,389,092	$1.17	2,542,500	$1.10

Shares exercisable, end of year	1,397,539	$1.08	1,689,102	$1.15	1,112,507	$1.20

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock options outstanding, vested, and exercisable as of April 30, 2005 is as follows:

	Outstanding			Vested and Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at April 30	Contractual Life	Exercise Price	April 30	Exercise Price

Range of Exercise Prices
$0.81 - $0.81	871,925	6.50 years	$0.81	871,925	$0.81
$1.18 - $1.47	905,200	7.97 years	$1.41	218,534	$1.30
$1.48 - $2.61	690,000	9.18 years	$1.78	307,080	$1.71
$0.81 - $2.61	2,467,125	7.79 years	$1.30	1,397,539	$1.08
      The aggregate intrinsic value for outstanding options and vested and exercisable options as of April 30, 2005 was $3,799,010 and $2,459,669, respectively.
      We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price will be 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2005, 2004, and 2003, 191,002, 226,096 and 189,936 shares, respectively, were purchased under the ESPP out of a total authorized of 10,000,000 shares.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under SFAS 123(R), a fair value for our stock options and warrants is calculated using the Black Scholes method at the time the options are granted. That amount is then amortized over the vesting period of the option and warrant. With ESPP, a fair value is determined at the beginning of the purchase period and amortized over the term of the offering period. The following assumptions were used in valuing our options, warrants and ESPP:

	For the Years Ended April 30,

	2005	2004	2003

Stock opton grants:
Risk-free interest rate	4.24%	3.95%	3.95%
Expected term	9.39 years	8.09 years	6.76 years
Expected volatility	78.0%	82.0%	90.4%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	2.08%	1.56%	1.61%
Expected term	14 months	18 months	14 months
Expected volatility	71.7%	89.7%	89.4%
Dividend yield	0%	0%	0%
      We estimate expected volatility using historical stock values for the equivalent term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during fiscal 2005, 2004, and 2003 was $1.27, $1.46 and $1.10, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2005, 2004, and 2003 was $0.73, $0.76, and $0.70.
      We recorded compensation cost for stock option and employee stock purchase plans of approximately $626,000, $820,000, and $1,654,000 for fiscal 2005, 2004, and 2003, respectively. The related income tax benefit for fiscal 2005, 2004, and 2003 was $230,000, $300,000, and $605,000.
      The intrinsic value of options and warrants exercised during fiscal 2005, 2004, and 2003 was approximately $951,000, $205,000, and $690,000, respectively.
      The total fair value of shares vested in fiscal 2005, 2004, and 2003 was approximately $4.0 million, $2.7 million, and $1.5 million, respectively.
      During fiscal 2005 and 2004, modifications to certain options for 12 terminating employees were made to extend the exercise period of their vested options, which resulted in additional compensation expense being recorded of approximately $49,000 and $51,000, respectively.
      At April 30, 2005, total unrecognized compensation cost for all option and ESPP awards was approximately $1.2 million, which will be recognized over 4.7 years and $40,000, which will be recognized over .4 years, respectively.

20.	Employer Sponsored Benefit Plans
      Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre-and post-tax compensation. We contributed approximately $618,000 for the fiscal year ended April 30, 2005, $580,000 for the fiscal year ended April 30, 2004, and $557,000 for the fiscal year ended April 30, 2003.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-contributory Profit Sharing Plan — We also have a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2005, we plan to contribute approximately $2,403,000. We contributed approximately $2,272,000 for the fiscal year ended April 30, 2004 and approximately $1,621,000 for the fiscal year ended April 30, 2003. Contributions are funded after fiscal year-end.

21.	Post-employment, Post-retirement, and Deferred Compensation
      Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfathered provision provides varying degrees of coverage based upon years of service. There are currently four retirees covered by the program and 12 active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The post-retirement medical liability was approximately $227,000 as of April 30, 2005 and approximately $313,000 as of April 30, 2004.
      The following tables sets forth the Post-retirement Medical and Life Plan’s status and amounts recognized in our Retirement Incentive Program:

	For the Years Ended April 30,

	2005	2004

Change in benefit obligation:
Net benefit obligation at beginning of year	$205,356	$228,601
Service cost	3,841	3,841
Interest cost	10,581	10,091
Actuarial loss/(gain)	50,107	(11,220)
Benefits paid	(52,542)	(25,957)

Net benefit obligation at end of year	$217,343	$205,356

Reconciliation of funded status:
Funded status at end of year	$(217,343)	$(205,356)
Unrecognized actuarial gain	(10,124)	(108,057)

Net amount recognized at end of year	$(227,467)	$(313,413)

      Net periodic post-retirement benefit (income) includes the following components:

	2005	2004	2003

Service cost	$3,841	$3,841	$3,273
Interest cost	10,581	10,091	14,175
Recognized actuarial gain	(47,826)	(40,425)	(48,950)

Net periodic benefit income	$(33,404)	$(26,493)	$(31,502)

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.20% and 5.50% at April 30, 2005 and 2004, respectively.
      For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005, with the rate grading down to an ultimate rate of 5% in fiscal 2013. In

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2004, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004, with the rate grading down to an ultimate rate of 5% in fiscal 2008.
      For the fiscal years ended April 30, 2005 and 2004, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial affect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2006 — $49,000, 2007 — $56,000, 2008 — $39,000, 2009 — $34,000, 2010 — $20,000, and 2011 through 2015 — $41,000.
      The impact of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was not reflected as of April 30, 2005, as the plan has an immaterial amount of post-65 drug benefits, and likely would not qualify for the federal subsidy period.

22.	Income Taxes
      We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      A reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements is as follows:

	For the Years Ended April 30,

	2005	2004	2003

Federal income taxes expected at 34% statutory rate	$2,949,652	$161,424	$558,076
State income taxes (benefit), less federal income tax benefit	260,190	24,845	(792,026)
Employee Stock Purchase Plan	24,168	44,104	67,624
Other	10,790	(28,014)	(15,236)
Business meals and entertainment	43,511	43,271	38,123
Export sales benefit	(40,111)	(42,850)	(48,046)
Depreciation-permanent	(48,302)	(137,442)	—
SFAS123(R) Deficiencies	60,826	576	—
Deferred tax liability reduction	—	—	(267,684)
Installment Sale Adjustment	—	—	(94,802)
Federal net operating loss adjustment	10,254	(416,193)	—
Change in federal valuation allowance	—	—	(15,054,730)
Section 382 NOL Limitation	155,512	—	—

Total provision	$3,426,490	$(350,279)	$(15,608,701)

      Federal and state income tax expense(benefit) of $0 in fiscal 2005, $(4,217) in fiscal 2004, and $11,935 in fiscal 2003 have been allocated to other comprehensive income.
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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting requirements and are now entitled to realize these tax benefits relating to warrant and option exercises.
      During the fourth quarter of fiscal 2003, we reversed federal and state valuation allowances in the amounts of $15.0 million and $1.0 million, respectively. A portion of the tax benefit resulting from the reversal of the valuation allowance was recorded against intangible assets in accordance with Statement of Financial Accounting Standards No. 109, paragraph 30. Although realization of these deferred tax assets is not assured, we assessed positive evidence, including forecasts of future taxable income, to support realization of the net deferred tax assets and negative evidence, including our tax losses in recent years, and concluded that it was more likely than not, with the exception of state net operating loss carryforwards, that all deferred tax assets will be realized.
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
      The income tax provision (benefit) consists of the following:

	For the Years Ended April 30,

	2005	2004	2003

Current:
Federal	$77,930	$—	$—
State	328,955	138,299	61,286

Total current	406,885	138,299	61,286
Deferred:
Deferred federal and state	3,182,444	(352,722)	360,981
Valuation allowance	(162,839)	(135,856)	(16,030,968)

Total deferred	3,019,605	(488,578)	(15,669,987)

Total provision	$3,426,490	$(350,279)	$(15,608,701)

      Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2005 and 2004. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in fiscal 2005 and 2004 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for fiscal 2005 and 2004. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2005 and 2004 are $0.2 million and $0, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future tax benefits (deferred tax liabilities) related to temporary differences on the following:

	For the Years Ended April 30,

	2005	2004

Current tax assets (liabilities):
Net operating loss carryforward	$2,780,738	$—
Environmental reserves	36,994	36,709
Inventory reserves	1,735,236	1,486,856
Product liability	(1,196,089)	395,354
Accrued expenses, including compensation	2,058,508	2,408,360
Warranty reserve	523,876	511,937
Other	471,118	586,740
Section 481 LIFO to FIFO adjustment	—	(1,402,739)
Property taxes	(123,889)	(122,737)
Less valuation allowance	(166,931)	—

Net deferred tax asset — current	$6,119,561	$3,900,480

Non-current tax assets:
Net operating loss carryforwards and tax credits	$726,630	$5,529,484
Environmental reserves	1,337,960	1,388,236
Product liability	2,142,613	1,504,933
Accrued expenses, including compensation	542,613	476,360
Warranty reserve	82,665	127,867
SFAS 123(R) compensation	3,331,082	3,379,346
Property, plant, and equipment	(33,262)	1,291,055
Other	(192,351)	(190,875)
Less valuation allowance	(131,248)	(461,018)

Net deferred tax asset — non-current	7,806,702	13,045,388

Net tax asset — total	$13,926,263	$16,945,868

      We had federal net operating loss carrforwards amounting to $10.9 million, $16.3 million, and $16.8 million as of April 30, 2005, 2004, and 2003, respectively. An analysis was performed pursuant to Internal Revenue Code Section 382 during fiscal 2005. It has been determined that an ownership change occurred, pursuant to Section 382, during the calendar year ended December 31, 2000. As a result of this ownership change, use of net operating losses of $3.6 million incurred prior to the ownership change are limited to $100,000 annually subject to increases for built-in gains. As a result, it was determined that $457,388 of net operating loss carryforwards will expire unutilized. Therefore, the related deferred tax asset of $155,512 has been reversed to tax expense. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards which can be utilized. Federal net operating losses account for $3.3 million of the total net deferred tax asset of $13.9 million and $5.1 million of the $16.9 million of deferred tax assets as of April 30, 2005 and 2004, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net operating loss carryforwards are scheduled to expire in the following years:

$217,076	Expires 2019
$1,832,658	Expires 2020
$6,863,760	Expires 2022
$1,947,170	Expires 2023
$19,552	Expires 2024
      State net operating loss carryforwards amounted to $6.5 million, $12.1 million, and $15.1 million as of April 30, 2005, 2004, and 2003, respectively, most of which expire from fiscal 2005 to fiscal 2006. Certain state provisions may limit our ability to utilize state net operating losses in any given year when certain events occur, including cumulative changes in ownership interests over a three-year period. In our opinion, due to the uncertainty of the realization of the benefit from state net operating losses, a valuation allowance will be maintained against most of these deferred tax assets.
      SFAS 109 requires that if a valuation allowance is recognized for the deferred tax asset for an acquired entity’s deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized in the financial statements shall be applied to first reduce goodwill, if any, related to the acquisition, second to reduce other non-current intangible assets related to the acquisition, and third to reduce income tax expense. Non-current intangible assets were reduced by approximately $800,000 in the fiscal year ended April 30, 2003 in accordance with this standard. The remaining $15.2 million April 30, 2003 change to valuation allowance was recorded as a reduction to income tax expense.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible loss relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $434 million as of April 30, 2005 and $454 million as of April 30, 2004, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.
      In the fiscal years ended April 30, 2005, 2004 and 2003, we paid $4,535, $1.6 million, and $1.9 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $0, $16,039, and $207,500, respectively, in those fiscal years in settlement fees relative to product liability cases.
      In fiscal 2005, 2004 and 2003, we recorded a reduction to cost of goods sold of $2,938,982, $40,388, and $1,421,857, respectively, to recognize changes in our product and municipal litigation liability. The income was due to a reduction in reserves due to favorable outcomes in product and municipal cases, as well as to reflect the initiation of insurance coverage in fiscal 2005 and 2003.
      We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We had reserves of $3.7 million as of April 30, 2005 ($3.6 million as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation irrelevant. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
      Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environ-

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

Contracts
      Employment Agreements — We have entered into employment agreements with certain officers and managers to retain their service in the ordinary course of business. We have also entered into severance agreements with certain officers and managers affected by restructuring and the discontinuance of certain businesses. See footnote 17.
      Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Rental Leases
      We lease office space in Scottsdale under an operating (non-renewing) lease, which expires in May 2005. We also lease photocopiers at our Springfield location with various expiration dates. As of April 30, 2005, the lease commitments are approximately as follows:

For the Years Ended April 30,	Amount

2006	$112,000
2007	103,000
2008	105,000
2009	95,000
2010	78,000
Thereafter	45,000

$538,000

      Lease expense in the fiscal years ended April 30, 2005, 2004, and 2003 was approximately $181,000, $151,000, and $147,000, respectively.
      We will be relocating into a new Scottsdale location on August 1, 2005, and have recently entered into a 65-month lease agreement on said property. The lease expense for fiscal year 2006 is approximately $46,000, 2007 is $69,000, 2008 is $71,000, 2009 is $73,000, 2010 is $75,000 and thereafter is $45,000.

24.	Restatement to Correct Accounting for Certain Stock Awards under APB 25 and to Adopt Statement of Financial Standards No. 123(R), Share-Based Payment (Revised 2004)
      During our year-end closing process, we determined that compensation cost for certain warrants issued to two former employees in May 2001, which included a cashless exercise feature, was not adjusted in subsequent periods through 2005 for increases or decreases in the quoted market value of the our stock. In addition, in fiscal 2004 and 2005, we did not record compensation cost resulting from the modification of certain vested stock options for terminating employees. The pre-tax impact on the statement of operations for these transactions under APB 25 was to increase (decrease) previously reported general and administrative expense for fiscal 2004 and 2003 by $2,995,251 and ($9,251,497), respectively. The impact of the restatement under ABP 25 is disclosed below.
      During our year-end closing process, we also elected to early adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS 123(R)), utilizing the modified retrospective application method for all periods for which Statement 123 was effective. The impact of the adoption of SFAS 123(R) as of April 30, 2002 was to increase additional paid-in capital and reduce

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retained earnings by $7,053,510. There was no adjustment to deferred tax assets since we had recorded a full valuation allowance against net deferred tax assets. The effect of the early adoption of SFAS 123(R) on income before income taxes, income tax (benefit) expense, net income, cash flow from operations, cash flow from financing activities, and basic and fully diluted earnings per share is disclosed below.

	Year Ended April 30, 2004			Year Ended April 30, 2003

		Restated for			Restated for

		APB 25			APB 25
		Accounting			Accounting
	As Previously	for Stock	Adoption of	As Previously	for Stock	Adoption of
	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)

Statement of Operations
General and administrative expense	$19,216,988	$22,212,239	$20,036,495	$13,758,607	$4,507,110	$15,412,909
Total operating expenses	33,499,719	36,494,970	34,319,226	26,003,858	16,752,361	27,658,160
Income from operations	5,630,196	2,634,945	4,810,689	4,376,859	13,628,356	2,722,557
Income (loss) before income taxes	1,305,730	(1,689,521)	486,223	3,259,159	12,510,656	1,604,857
Income tax (benefit) expense	(83,750)	(1,183,307)	(346,062)	(12,404,320)	(13,968,728)	(15,620,636)
Net income (loss)	1,389,480	(506,214)	832,285	15,663,479	26,479,384	17,225,493
Basic earnings (loss) per share	$0.05	$(0.02)	$0.03	$0.52	$0.89	$0.58
Dilute earnings (loss) per share	$0.04	$(0.02)	$0.02	$0.44	$0.74	$0.49
Balance Sheet
Long term deferred income taxes	9,607,287	12,271,252	13,045,388	9,308,893	10,873,301	12,525,209
Additional paid-in capital	16,651,934	24,131,693	26,138,726	16,247,108	20,731,616	24,954,920
Retained earnings (deficit)	114,119	(4,701,675)	(5,934,572)	(1,275,361)	(4,195,461)	(6,766,857)
Statement of Cash Flows
Net income (loss)	1,389,480	(506,214)	832,285	15,663,479	26,479,384	17,225,493
Deferred taxes	(226,266)	(1,325,823)	(488,578)	(12,453,671)	(14,018,079)	(15,669,987)
Stock option expense	0	2,995,251	819,507	0	(9,251,497)	1,654,302
      The quarterly impacts of correcting the accounting for stock awards under APB 25 and the adoption of SFAS 123(R) are disclosed in Note 25.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Information (Unaudited)
      The following quarterly financial information has been restated to correct errors in accounting for certain stock awards under APB 25 and to early adopt SFAS 123(R) as further described in Note 24. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

										Quarter	Full Year
										Ended	Ended
										April 30,	April 30,
	Quarter Ended July 31, 2004			Quarter Ended October 31, 2004			Quarter Ended January 31, 2005			2005	2005

		Restated for			Restated for			Restated for

		ABP 25			ABP 25			ABP 25
	As	Accounting		As	Accounting		As	Accounting
	Previously	for Stock	Adoption of	Previously	for Stock	Adoption of	Previously	for Stock	Adoption of		As
	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)	As Reported	Reported

Net product sales	27,768,875	27,768,875	27,768,875	29,078,039	29,078,039	29,078,039	31,145,521	31,145,521	31,145,521	35,971,538	123,963,973
Licensing revenue	396,750	396,750	396,750	526,018	526,018	526,018	417,100	417,100	417,100	484,209	1,824,077
Gross profit	9,364,400	9,364,400	9,364,400	12,388,832	12,388,832	12,388,832	7,748,174	7,748,174	7,748,174	11,386,612	40,888,018
Income (loss) from operations	2,865,470	4,265,470	2,788,357	4,390,745	4,290,745	4,289,100	819,268	(3,914,932)	644,038	3,459,496	11,180,991
Net income (loss)	1,492,646	2,379,826	1,466,999	2,243,207	2,179,797	2,106,410	(32,658)	(3,022,779)	(153,112)	1,828,659	5,248,956
Per common share
Basic(1)	$0.05	$0.08	$0.05	$0.07	$0.07	$0.07	$(0.00)	$(0.10)	$(0.00)	$0.06	$0.17
Diluted(1)	$0.04	$0.07	$0.04	$0.07	$0.06	$0.06	$(0.00)	$(0.10)	$(0.00)	$0.05	$0.14
Market price (high- low)	$1.70-1.40	$1.70-1.40	$1.70-1.40	$1.98-1.15	$1.98-1.15	$1.98-1.15	$2.40-1.38	$2.40-1.38	$2.40-1.38	$2.94-1.92	$2.94-1.15

	Quarter Ended July 31, 2003			Quarter Ended October 31, 2003			Quarter Ended January 31, 2004			Quarter Ended April 30, 2004			Full Year Ended April 30, 2005

		Restated for			Restated for			Restated for			Restated for			Restated for

		ABP 25			ABP 25			ABP 25			ABP 25			ABP 25
	As	Accounting		As	Accounting		As	Accounting		As	Accounting			Accounting
	Previously	for Stock	Adoption of	Previously	for Stock	Adoption of	Previously	for Stock	Adoption of	Previously	for Stock	Adoption of	As Previously	for Stock	Adoption of
	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)	Reported	Awards	SFAS 123(R)

Net product sales	28,792,856	28,792,856	28,792,856	28,874,158	28,874,158	28,874,158	27,454,067	27,454,067	27,454,067	32,771,426	32,771,426	32,771,426	117,892,507	117,892,507	117,892,507
Licensing revenue	423,303	423,303	423,303	362,701	362,701	362,701	464,521	464,521	464,521	371,603	371,603	371,603	1,622,128	1,622,128	1,622,128
Gross profit	8,954,439	8,954,439	8,954,439	10,138,343	10,138,343	10,138,343	8,180,852	8,180,852	8,180,852	11,856,281	11,856,281	11,856,281	39,129,915	39,129,915	39,129,915
Income (loss) from operations	2,349,212	(1,750,788)	2,146,234	2,069,754	(3,034,947)	1,910,362	(2,169,896)	4,278,954	(2,298,393)	3,381,126	3,141,726	3,052,486	5,630,196	2,634,945	4,810,689
Net income (loss)	585,248	(2,009,642)	449,826	670,665	(2,560,100)	555,613	(1,706,609)	2,374,868	(1,797,862)	1,840,176	1,688,660	1,624,708	1,389,480	(506,214)	832,285
Per common share
Basic(1)	$0.02	$(0.07)	$0.01	$0.02	$(0.08)	$0.02	$(0.06)	$0.08	$(0.06)	$0.06	$0.05	$0.05	$0.05	$(0.02)	$0.03
Diluted(1)	$0.02	$(0.07)	$0.01	$0.02	$(0.08)	$0.02	$(0.06)	$0.07	$(0.06)	$0.05	$0.05	$0.04	$0.04	$(0.02)	$0.02
Market price (high-low)	$1.94-1.35	$1.94-1.35	$1.94-1.35	$2.50-1.65	$2.50-1.65	$2.50-1.65	$2.40-1.39	$2.40-1.39	$2.40-1.39	$2.11-1.50	$2.11-1.50	$2.11-1.50	$2.50-1.35	$2.50-1.35	$2.50-1.35

(1) — Quarterly per share data may add to full year due to rounding.

SCHEDULE II
SMITH & WESSON HOLDING CORPORATION and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2005, 2004 and 2003

		Additions

		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,

2005
Allowance for doubtful receivables	$100,000	$52,875			$(77,875)	$75,000
Inventory reserve	1,960,896	97,942			(13,811)	2,045,027
Deferred tax valuation allowance	461,018	(162,839)				298,179
Warranty reserve	1,742,917	1,539,400			(1,642,772)	1,639,545
Product liability	13,555,752	(2,938,982)	(2,585,528	)(1)	(4,535)	8,026,708
Workers compensation	1,250,004	833,455	186,774	(2)	(511,528)	1,758,705
Environmental	3,881,755	(44,500)			(120,604)	3,716,651
2004
Allowance for doubtful receivables	107,552	(4,829)			(2,723)	100,000
Inventory reserve	1,760,778	283,063			(82,945)	1,960,896
Deferred tax valuation allowance	596,874	(135,856)			0	461,018
Warranty reserve	1,364,220	1,591,741			(1,213,044)	1,742,917
Product liability	22,473,982	(259,429)	(7,022,666	)(1)	(1,636,135)	13,555,752
Workers compensation	981,220	864,199			(595,415)	1,250,004
Environmental	3,968,228	(11,045)			(75,428)	3,881,755
2003
Allowance for doubtful receivables	100,566	10,000			(3,014)	107,552
Inventory reserve	1,326,081	628,248			(193,551)	1,760,778
Deferred tax valuation allowance	16,627,842	(16,030,968)			0	596,874
Warranty reserve	1,354,224	1,194,328			(1,184,332)	1,364,220
Product liability	25,839,866	(138,465)	(636,481	)(1)	(2,590,940)	22,473,982
Workers compensation	1,493,860	80,561			(593,203)	981,220
Environmental	4,084,218	0			(115,990)	3,968,228

(1)	Represents reduction in accrued product liability with corresponding reduction in insurance carrier reimbursement receivable.

(2)	Represents reimbursement from insurance carrier for claims in excess of retention.

Index to Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.(2)

4.2	Form of Option to 2001 Stock Option.(3)

4.3	Employee Stock Purchase Agreement dated as of April 1, 2002.(3)

4.4	Form of Subscription Agreement to Employee Stock Purchase Agreement.(3)

4.5	2005 Incentive Compensation Plan.(1)

4.6	Warrant issued to Mitchell L. Saltz.(4)

4.7	Warrant issued to Robert Scott.(4)

10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000.(5)

10.2	Agreement with Walther/ UMAREX, dated August 1, 1999.(5)

10.3	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.(5)

10.4	Agreement with Western Mass Electric dated July 6, 1998.(5)

10.5	Agreement with Western Mass Electric dated December 18, 2000.(5)

10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.(5)

10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.(5)

10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.(5)

10.9	Master Supply Agreement with Remington Arms dated August 1, 2001.(6)

10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A.(7)

10.11	Revolving Line of Credit Note, dated January 11, 2005.(7)

10.12	Commercial Term Promissory Note, dated January 11, 2005.(7)

10.13	Commercial Real Estate Term Promissory Note, dated January 11, 2005.(7)

10.14	Equipment Line of Credit Note, dated January 11, 2005(7)

10.15	Mortgage and Security Agreement, dated January 11, 2005, by and between the Registrant and Banknorth, N.A.(7)

10.16	Mortgage and Security Agreement, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(7)

10.17	Guaranty, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(7)

10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority.(8)

10.19	Environmental Agreement with Springfield Redevelopment Authority.(8)

10.20	Promissory Note from Springfield Redevelopment Authority.(8)

10.21	Agreement with Carl Walther GmbH.(9)

10.22	Employment Agreement with Michael L. Golden.(10)

21.1	Subsidiaries of the Company.(10)

23.1	Consent of PricewaterhouseCoopers LLP.(4)

24.1	Power of Attorney (see signature page of this Annual Report on Form 10-KSB).(4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer.(4)

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer.(4)

32.1	Section 1350 Certification of Principal Executive Officer.(4)

32.2	Section 1350 Certification of Principal Financial Officer.(4)

(1)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference from the Company’s Form 8-K, filed with the SEC on April 4, 2000.

(3)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(4)	Filed herewith

(5)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(6)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(7)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(8)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 16, 2002.

(9)	Incorporated by reference from the Company’s Form 10-K Report filed with the SEC on July 13, 2004.

(10)	Incorporated by reference from the Company’s Form 8-K Report filed with the SEC on December 6, 2004.