Form 10-Q
period 2005-07-31
SMITH & WESSON HOLDING CORP
filed 2005-09-14
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005
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
(800) 331-0852
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The registrant had 32,128,917 common shares, par value $0.001, outstanding at September 1, 2005.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended July 31, 2005

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2005	April 30, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,231,986	$4,081,475
Accounts receivable, net of allowance for doubtful accounts of $61,622 on July 31, 2005 and $75,000 on April 30, 2005	17,980,621	18,373,713
Inventories	22,741,948	19,892,581
Other current assets	3,302,877	2,388,286
Deferred income taxes	5,790,038	6,119,561
Income tax receivable	—	3,701

Total current assets	51,047,470	50,859,317

Property, plant and equipment, net	18,133,945	16,726,361
Intangibles, net	358,553	364,908
Notes receivable	1,018,772	1,029,812
Deferred income taxes	6,644,939	7,806,702
Other assets	4,690,297	5,205,246

	$81,893,976	$81,992,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,852,637	$12,034,692
Accrued other expenses	5,382,580	4,898,517
Accrued payroll	3,190,354	3,220,730
Accrued taxes other than income	544,627	589,449
Accrued profit sharing	2,770,350	2,403,019
Accrued workers compensation	573,464	536,773
Accrued product liability	2,542,846	2,524,996
Accrued income taxes	44,419	—
Deferred revenue	4,836	15,646
Current portion of notes payable	4,111,807	1,586,464

Total current liabilities	28,017,920	27,810,286

Notes payable	15,615,030	16,028,424

Other non-current liabilities	7,828,625	11,062,459

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares on on July 31, 2005 and April 30, 2005 issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 32,128,917 shares on July 31, 2005 and 31,974,017 shares on April 30, 2005 issued and outstanding	32,129	31,974
Additional paid-in capital	28,398,625	27,744,819
Retained earnings (deficit)	2,001,647	(685,616)

Total stockholders’ equity	30,432,401	27,091,177

	$81,893,976	$81,992,346

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
For the Quarters Ended:

		Restated
		(Note 12)
	July 31, 2005	July 31, 2004

Net product and services sales	$31,849,723	$27,768,875
License revenue	799,977	396,750
Cost of products and services sold	22,974,916	18,772,067
Cost of license revenue	75,895	29,158

Gross profit	9,598,889	9,364,400

Operating expenses:
Research and development, net	39,840	37,139
Selling and marketing	3,950,277	2,861,250
General and administrative	3,879,841	3,677,654
Environmental expense	(3,087,810)	—

Total operating expenses	4,782,148	6,576,043

Income from operations	4,816,741	2,788,357

Other income(expense):
Other income(expense)	42,891	314,993
Interest income	18,504	82,250
Interest expense	(549,337)	(835,377)

	(487,942)	(438,134)

Income before income taxes	4,328,799	2,350,223
Income tax expense	1,641,536	883,224

Net income	$2,687,263	$1,466,999
Other comprehensive income:	—	—

Comprehensive income	$2,687,263	$1,466,999

Weighted average number of common equivalent shares outstanding, basic	32,117,678	31,009,782

Net income per share, basic	$0.08	$0.05

Weighted average number of common equivalent shares outstanding, diluted	38,505,557	36,116,350

Net income per share, diluted	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Quarter Ended July 31, 2005

	Preferred Stock		Common Stock		Additional	Retained	Total
					Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance at April 30, 2005	—	$—	31,974,017	$31,974	$27,744,819	$(685,616)	$27,091,177
Payment for warrants exercise					178,000		178,000
Exercise of warrants			29,700	30	26,403		26,433
Exercise of employee stock options			125,200	125	173,903		174,028
Stock option expense					275,500		275,500
Net income for the quarter ended July 31, 2005						2,687,263	2,687,263

Balance at July 31, 2005	—	$—	32,128,917	$32,129	$28,398,625	$2,001,647	$30,432,401

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Quarters Ended:

		Restated
		(Note 12)
	July 31, 2005	July 31, 2004

Cash flows from operating activities
Net income	$2,687,263	$1,466,999
Adjustments to reconcile net income to cash used for operating activities:
Amortization and depreciation	1,118,657	542,588
Gain on disposal of IdentiKit	—	(450,515)
Gain on disposal of assets	(5,595)	(18,780)
Deferred taxes	1,491,286	775,672
Provision for losses on accounts receivable	4,900	3,300
Provision for excess and obsolete inventory	257,299	176,727
Stock option expense	275,500	90,721
Changes in operating assets and liabilities (Increase) decrease in assets:
Accounts receivable	388,192	3,542,054
Inventories	(3,106,666)	(1,877,727)
Other current assets	(914,591)	(596,587)
Income tax receivable	3,701	89,401
Note receivable	11,040	10,399
Other assets	277,968	331,335
Increase (decrease) in liabilities:
Accounts payable	(3,182,055)	(2,233,262)
Accrued payroll	(30,376)	(1,282,072)
Accrued profit sharing	367,331	(1,605,243)
Accrued taxes other than income	(44,822)	(19,156)
Accrued other expenses	484,063	(487,499)
Accrued income taxes	44,419	—
Accrued workers compensation	36,691	50,000
Accrued product liability	17,850	(158,636)
Other non-current liabilities	(3,233,834)	(414,898)
Deferred revenue	(10,810)	(217,451)

Net cash used for operating activities	(3,062,589)	(2,282,630)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	1,537,273
Reductions in collateralized cash deposits	—	42,693
Payments to acquire patents	—	(17,306)
Proceeds from sale of IdentiKit	—	300,000
Proceeds from sale of property and equipment	22,310	—
Payments to acquire property and equipment	(2,299,620)	(692,372)

Net cash (used for) provided by investing activities	(2,277,310)	1,170,288

Cash flows from financing activities:
Payment on notes payable, Tomkins	—	(700,946)
Proceeds from loans and notes payable	2,500,000	—
Proceeds from exercise of options to acquire common stock	378,461	103,882
Payments on loans and notes payable, unrelated parties	(388,051)	(279,076)

Net cash provided by (used for) financing activities	2,490,410	(876,140)

Net decrease in cash and cash equivalents	(2,849,489)	(1,988,482)
Cash and cash equivalents, beginning of year	4,081,475	5,510,663

Cash and cash equivalents, end of period	$1,231,986	$3,522,181

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended July 31, 2005 and 2004

(1)	Basis of Presentation:
      The consolidated balance sheet as of July 31, 2005, the consolidated statement of operations and other comprehensive income for the quarters ended July 31, 2005 and 2004, the consolidated statement of changes in stockholders’ equity for the quarter ended July 31, 2005, and the consolidated statement of cash flows for the quarters ended July 31, 2005 and 2004 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2005 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2005 has been derived from our audited financial statements.
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

The Acquisition
      Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding stock of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:

•	$5 million, which was paid at closing in cash.

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins providing for interest at a rate of 9% per year. During March 2002, we obtained a bank loan and paid off the entire loan balance.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 of the Tomkins note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003 and another $1,000,000 in July 2003. The outstanding principal balance on the Tomkins note as of January 11, 2005 was $25,095,322 with an interest rate of 9% per annum. During January 2005, we obtained a bank loan and paid off the entire note balance.

•	A receivable of $464,500 due from Tomkins to us.

(4)	Debt:
      In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory and property, plant and equipment as collateral. The financing was obtained through BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans with BankNorth. We used the cash that was collateralizing our existing line of credit with BankNorth toward the repayment of the Tomkins Note.
      The new credit facility consists of the following:

(1) A revolving line of credit in an amount up to a maximum amount of the lesser of (a) $17 million; or (b) (i) 85% of the net amount of Borrower’s Eligible Receivables; (ii) plus the lesser of $6 million or 70% of Eligible Raw Materials Inventory; plus (iii) 60% of Eligible Finished Goods Inventory; and (iv) 40% of Eligible Finished Parts Inventory. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage). There was $2.5 million outstanding as of July 31, 2005 ($1.5 million at 6.25% and $1.0 million at 5.98%).

(2) A seven-year, $12.1 million term loan for refinancing the $25.1 million outstanding Tomkins Note and the $14.2 million remaining on a previous loan from BankNorth. The term loan bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due on January 11, 2012.

(3) A ten-year, $5.9 million term loan for refinancing the Tomkins note and existing indebtedness owed to BankNorth, bearing interest at a rate of 6.85% per annum. The monthly payment is $45,525, through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.

(4) A $5 million credit arrangement for capital expenditures, which will bear interest at a variable rate until April 30, 2006 equal to either prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), and then either a variable rate equal to LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2006 plus 200 basis points, in each case with the applicable rate selected by us. The aggregate availability of the Equipment Line of Credit Loan will cease on April 30, 2006, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years. There were no amounts outstanding as of July 31, 2005.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventory:
      A summary, stated at lower of first in, first out cost or market, is as follows:

	July 31, 2005	April 30, 2005

Finished goods	$9,203,102	$7,456,857
Finished parts	8,992,467	8,973,434
Work in process	2,630,433	1,917,912
Raw Material	1,915,946	1,544,378

	$22,741,948	$19,892,581

(6)	Advertising Costs:
      We expense advertising costs, consisting primarily of magazine advertisements and printed materials, as incurred. For the quarters ended July 31, 2005 and 2004, advertising expense amounted to approximately $1,772,000 and $1,136,000, respectively.

(7)	Warranty Reserve:
      We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations for in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the quarters ended July 31, 2005 and 2004 amounted to $153,396 and $310,071, respectively.
      The change in accrued warranties for the quarters ended July 31, 2005 and the fiscal year ended April 30, 2005 was as follows:

	Quarter Ended	Year Ended
	July 31, 2005	April 30, 2005

Beginning Balance	$1,639,545	$1,742,917
Provision for warranties	153,396	1,539,400
Warranty claims	(297,481)	(1,642,772)

Ending Balance	$1,495,460	$1,639,545

(8)	Self-Insurance Reserves:
      As of July 31, 2005 and April 30, 2005, we had reserves for workers’ compensation, product liability and medical/dental costs totaling $10,437,743 and $10,658,339, respectively, of which $6,528,351 and $6,723,637, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of $3,909,392 and $3,934,692, respectively, have been included in accrued other expenses on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged were $1,292,022 and $936,900 for the quarters ended July 31, 2005 and 2004.
      It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2005 and April 30, 2005, we had product liability reserves of approximately $7.8 million and $8.0 million, respectively, consisting entirely of expected legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of $5.1 million and $5.4 million, of which, $3.9 million and $4.2 million, respectively, have been classified as other assets and the remaining amounts of $1.2 million and $1.2 million, respectively, have been classified as other current assets.

(9)	Commitments and Contingencies:

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
      At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $739,000 at July 31, 2005, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the quarter ended July 31, 2005, we incurred no defense costs, net of amounts receivable from insurance carriers, relative to product liability and municipal litigation. During this period, we paid no settlement fees relative to product liability cases.
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
      We have in place programs and personnel that monitor compliance with various federal, state, and local environmental regulations. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions and water discharges into the environment. We fund our environmental costs through cash flows from operating revenue and expect to do so in the future. We believe that we are in compliance with applicable environmental regulations in all material respects.
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
      We have reserves of approximately $643,000 ($590,000 as non-current) for remediation of the remaining sites. The time frame for payment of such remediation for the remaining sites is currently indeterminable thus precluding any present value calculation. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
      This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, we have reduced the reserve related to the property. This adjustment totaled approximately $3.1 million and is included as a reduction of operating expenses for the quarter.
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
      Other Agreements — We have distribution agreements with third parties in the ordinary course of business.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Post-retirement:
      Net periodic post-retirement benefit expense (income) for the quarters ended July 31, 2005 and 2004 is as follows:

	For the Quarter Ended
	July 31,

	2005	2004

Service cost	$458	$960
Interest cost	2,484	2,645
Recognized actuarial gain	—	(11,957)

Net periodic benefit expense (income)	$2,942	$(8,352)

      Our expected contributions for the current fiscal year are approximately $49,000.
      The impact of The Medicare Prescription Drug, Improvement Modernization Act of 2003 was not reflected as of July 31, 2005 as the plan has an immaterial amount of post-65 drug benefits, and likely would not qualify for the federal subsidy.

(11)	Stockholders’ Equity:

Common Stock
      During the quarters ended July 31, 2005 and 2004, options or warrants were exercised as follows:

(a) In May 2005, we issued 125,200 shares of common stock having a market value of $378,150 to a former employee upon the exercise of options granted to him while an employee of our company. The underlying value of these shares was $174,028.

(b) In May 2005, we issued 29,700 shares of common stock having a market value of $89,038 to a former employee upon the exercise of warrants granted to him while an employee of our company. The underlying value of these shares was $26,433.

(c) During the quarter ended July 31, 2004, we issued 128,249 shares of common stock having a market value of $200,436 to former employees upon the exercise of options granted to them while employees of our company. The underlying value of these shares was $103,882.
      The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the quarters ended July 31, 2005 and 2004.

	For the Quarter Ended			For the Quarter Ended
	July 31, 2005			July 31, 2004 (Restated-Note 12)

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$2,687,263	32,117,678	$0.08	$1,466,999	31,009,782	$0.05
Effect of dilutive stock options	—	6,387,879	(0.01)	—	5,106,568	(0.01)

Diluted earnings per share	$2,687,263	38,505,557	$0.07	$1,466,999	36,116,350	$0.04

      Options to purchase shares of our common stock 675,000 and 225,000 were excluded in the quarters ended July 31, 2005 and 2004, respectively, as the effect would be antidilutive.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Warrants
      In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants.
      In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 30, 2001) to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant, which contained a cashless exercise provision, entitles Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Saltz Warrant and the underlying shares.
      In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 (approved by the Board of Directors on April 30, 2001) to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant, which contained a cashless exercise provision, entitles Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance. We relied upon Section 4(2) of the Securities Act with respect to the issuance of the Scott Warrant and the underlying shares.
      During May 2005, modifications to the Saltz and Scott Warrants were made, the most significant of which was the elimination of the net issuance rights (cashless exercise). The effect of these modifications were determined not to cause incremental compensation cost.
      The following outlines the activity related to the warrants for the periods indicated:

	For the Quarters Ended July 31,

	2005		2004

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	9,688,750	$0.89	10,000,000	$0.89
Granted during the period	—		—
Repayment of warrants previously exercised on a cashless basis	111,250	$0.89	—
Exercised during the period	(29,700)	$0.89	—
Cancelled/forfeited during the period	—		—

Options outstanding, end of the period	9,770,300	$0.89	10,000,000	$0.89

Shares exercisable, end of the period	9,770,300	$0.89	10,000,000	$0.89

Weighted average remaining life	9 months		1.8 years

Employee Stock Option and Employee Stock Purchase Plans
      We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants were not made under the 2001 Stock Option Plan following the approval of the 2004 Incentive Compensation Plan at our September 13, 2004 annual meeting of stockholders.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. During the quarters ended July 31, 2005 and 2004, we granted 670,000 options and 125,000 options, respectively. The number and weighted average exercise prices of options granted under the SOPs and separate grant for the quarters ended July 31, 2005 and 2004 were as follows:

	For the Quarters Ended July 31,

	2005		2004

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,467,125	$1.30	2,389,092	$1.17
Granted during the period	670,000	$4.40	125,000	$1.43
Exercised during the period	(125,200)	$1.39	(128,249)	$0.81
Cancelled/forfeited during the period	—	—	(42,251)	$1.67

Options outstanding, end of the period	3,011,925	$1.99	2,343,592	$1.20

Shares exercisable, end of the period	1,335,257		1,518,602

      A summary of stock options outstanding and exercisable at July 31, 2005 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price

Range of Exercise Prices
$0.81 - $1.18	1,006,925	6.37 years	$0.86	965,259	$0.85
$1.39 - $1.68	1,060,000	9.12 years	$1.52	316,665	$1.61
$1.70 - $4.46	945,000	9.68 years	$3.72	53,333	$2.03

$0.81 - $4.46	3,011,925	8.38 years	$1.99	1,335,257	$1.07

      We have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six-month purchase period. The purchase price will be 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the quarters ended July 31, 2005 and 2004, no shares were purchased under the ESPP.
      Under Statement of Financial Accounting Standards No. 123(R), a fair value for our stock options and warrants is calculated using the Black Scholes method at the time the options and warrants are granted. That amount is then amortized over the vesting period of the option and warrant. With ESPP, a fair value is determined at the beginning of the purchase period and amortized over the term of the offering period. The following assumptions were used in valuing our options, warrants and ESPP:

	Quarters Ended July 31,

	2005	2004

Stock option grants:
Risk-free interest rate	4.19%	4.47%
Expected life	9.3 years	9.3 years
Expected volatility	75.0%	80.0%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.13%	1.56%
Expected life	6 months	2 years
Expected volatility	59.9%	89.7%
Dividend yield	0%	0%
      We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the quarter ended July 2005 and 2004 was $3.49 and $1.17, respectively. The weighted-average fair value of ESPP shares granted the quarter ended July 2005 and 2004 was $0.80 and $0.84, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Restatement to Correct Accounting for Certain Stock Awards under APB 25 and to Adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (Revised 2004):
      During our fiscal 2005 year-end closing process, we determined that compensation cost for certain warrants issued to two former employees in May 2001, which included a cashless exercise feature, was not adjusted in subsequent periods through 2005 for increases or decreases in the quoted market value of our stock. In addition, in fiscal 2004 and 2005, we did not record compensation cost resulting from the modification of certain vested stock options for terminating employees. The pre-tax impact for the quarter ended July 31, 2004 on the statement of operations for these transactions under APB 25 was to decrease previously reported general and administrative expense by $1,400,000. The impact of the restatement under ABP 25 is disclosed below.
      During our fiscal 2005 year-end closing process, we also elected to early adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004)” (SFAS 123(R)), utilizing the modified retrospective application method for all periods for which Statement 123 was effective. The impact of the adoption of SFAS 123(R) on the quarter ended July 31, 2004 on operating expenses, income before income taxes, income tax expense, net income, cash flow from operations, cash flow from financing activities, and basic and fully diluted earnings per share is disclosed below.

	Quarter Ended July 31, 2004

		Restated For

		APB 25
		Accounting
	As Previously	For Stock	Adoption of
	Reported	Awards	SFAS 123(R)

Statement of Operations General and administrative expense	$3,600,541	$2,200,541	$3,677,654
Total operating expenses	6,498,930	5,098,930	6,576,043
Income from operations	2,865,470	4,265,470	2,788,357
Income before income taxes	2,427,336	3,827,336	2,350,223
Income tax expense	934,690	1,447,510	883,224
Net income	1,492,646	2,379,826	1,466,999
Basic earnings per share	$0.05	$0.08	$0.05
Diluted earnings per share	$0.04	$0.07	$0.04
Balance Sheet Long term deferred income taxes	9,076,216	11,227,361	12,555,484
Additional paid-in capital	16,791,057	22,870,816	26,328,043
Retained earnings (deficit)	1,606,765	(2,321,849)	(4,437,345)
Statement of Cash Flows
Net income	1,492,646	2,379,826	1,466,999
Deferred taxes	791,769	1,304,589	775,672
Stock option expense (income)	0	(1,400,000)	90,721

(13)	Subsequent Events:
      On August 9, 2005, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we will make a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $.001 per share (the “Common Stock”). The dividend

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is payable to stockholders of record at the close of business on August 26, 2005 (the “Record Date”). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $36.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 25, 2005. Refer to our Form 8-K filed on August 26, 2005.
      On September 12, 2005, we completed the sale of an aggregate of 6,000,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 1,200,000 shares of our common stock (the “Warrants”) at $5.33 per share. We received an aggregate of $26,160,000 in cash for the sale of the Shares. The proceeds from the private placement will be used to repurchase approximately 9,000,000 warrants to purchase our common stock held by Mitchell A. Saltz and Robert L. Scott, who are directors of our company, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, another director of our company, pursuant to which Messrs. Saltz, Scott, and Melby have agreed to sell to us an aggregate of 1,200,000 shares of our common stock if requested by us, at a price per share of $5.33, in the event the warrants are exercised. Refer to our Form 8-K filed on September 13, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2005. This Overview sets forth key management objectives and key performance indicators used by us as well as key industry data tracked by us.
First Quarter Fiscal 2006 Highlights
      Net income for the quarter of $2,687,263 was $1,220,264, or 83.2% higher than net income of $1,466,999 for the quarter ended July 31, 2004. Net product sales were $31.8 million, which was $4.0 million higher than sales of $27.8 million for the quarter ended July 31, 2004. Firearms sales, our core business, increased for the quarter by $4.0 million, or 15.9%, compared with the quarter ended July 31, 2004.
      In February 2003, we sold 85 acres of excess land to the city of Springfield. As part of the terms of the agreement, the City agreed to remediate certain environmental issues on the property. We had reserves of approximately $3.1 million for remediation of this parcel of land. Because of concerns about potential liability if the city failed to remediate the property, we did not release the reserves at the time of sale and decided to wait until remediation was completed. In July 2005, we received notification from the city that the remediation process has been completed. Consequently, we have released the related reserves in the quarter ended July 31, 2005.

Restatement/ SEC Investigation
      In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. The SEC is conducting an informal investigation regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this investigation. The investigation is still ongoing.
      In June 2005, we determined that our previously reported financial statements for 2002, 2003, 2004 and the first three quarters of 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants to two former employees in May 2001 containing a cashless exercise feature, and, as a result, compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt FAS 123(R). The financial statements included in this Form 10-Q for the quarter ended July 31, 2004 have been restated to correct compensation expense and to adopt SFAS 123(R). The effect of this restatement is described in Note 12 to the Consolidated Financial Statements.

Results of Operations

Net Product and Services Sales
      The following table sets forth certain information relative to net product sales for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Revolvers	$13,263,389	$12,970,346	$293,043	2.3%
Pistols	9,450,149	5,608,527	3,841,622	68.5%
Walther	3,379,177	3,864,805	(485,628)	(12.6)%
Performance Center	1,647,489	2,244,067	(596,578)	(26.6)%
Engraving	1,024,898	127,850	897,048	701.6%
Other	572,992	493,638	79,354	16.1%

Total Firearms	29,338,094	25,309,233	4,028,861	15.9%
Handcuffs	1,118,387	952,561	165,826	17.4%
Specialty Services	848,412	982,585	(134,173)	(13.7)%
Other	544,830	524,496	20,334	3.9%

Non-Firearms	2,511,629	2,459,642	51,987	2.1%
Total	$31,849,723	$27,768,875	$4,080,848	14.7%

      We recorded net product sales of $31,849,723 for the first quarter of fiscal 2005, an increase of $4,080,848, or 14.7%, over the quarter ended July 31, 2004. Firearms sales increased by $4,028,861, or 15.9%, over the comparable period last year. Non-firearm sales for the quarter ended July 31, 2005 increased by $51,987, or 2.1%, compared with the quarter ended July 31, 2004 as a result of higher handcuff sales.
      Revolver sales increased by $293,043, or 2.3%, for the quarter ended July 31, 2005 to $13,263,389. We commenced shipments of the Model 460 revolver in July. This model has generated a great deal of interest, and we had a backlog of over 6,600 units at July 31, 2005. The revolver order backlog was at $8,973,700 at July 31, 2005.
      Pistol sales of $9,450,149 were $3,841,622, or 68.5%, higher for the quarter ended July 31, 2005. The increase in pistol sales was primarily attributable to the continued demand for our Sigma VE pistols. Pistol unit sales increased by approximately 15,700 units to 35,400 units, an increase of 80.1%. The Sigma VE pistols accounted for 54.6% of total pistol sales compared with 37.9% for the quarter ended July 31, 2004. The pistol order backlog was at $2,447,084 at July 31, 2005.
      We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales declined by $485,628 as a result of lower sales of the P22 and P99 pistols. The Walther order backlog was at $1,324,527 at July 31, 2005.
      Performance Center sales decreased by $596,578, or 26.6%, for the quarter ended July 31, 2005 to $1,647,489, compared with the comparable quarter last year. Delays in the introduction of the Model 460 variations were responsible for the decrease in sales. The Performance Center had an order backlog of $1,868,548 at July 31, 2005.
      Non-firearms sales increased by $51,978, or 2.1%, in the quarter ended July 31, 2005 as a result of higher handcuff sales, partially offset by lower Specialty Services revenue. The higher handcuff volume was a result of increased international demand. The lower Specialty Services resulted from our decision to focus more on the firearms business.

Licensing Revenue
      The following table sets forth certain information relative to licensing revenue for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Licensing Revenue	$799,977	$396,750	$403,227	101.6%

      Licensing revenue for the quarter ended July 31, 2005 increased by $403,224, or 101.6%, over the comparable quarter in the previous year. An audit of an existing licensee revealed an underpayment in royalties for prior years totaling $350,000, which the licensee has agreed to pay. In addition, a contract extension with another licensee yielded an advance payment of $100,000.

Cost of Products, Services Sales, and Licensing Revenue and Gross Profit
      The following table sets forth certain information regarding cost of products, services sales, and licensing revenue and gross profit for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Cost of products and services sales and licensing revenue	$23,050,811	$18,801,225	$4,249,586	22.6%
% net products and services sales and licensing revenue	70.6%	66.8%
Gross profit	$9,598,889	$9,364,400	$234,489	2.5%
% net products and services sales and licensing revenue	29.4%	33.2%
      Gross profit for the quarter ended July 31, 2005 increased by $234,489, or 2.5%, over the quarter ended July 31, 2004. The increase in gross profit was attributable to the increased sales volume and improvements in efficiency. Cost of goods and services for the quarter ended July 31, 2004 included approximately $506,000 of favorable adjustments to the product liability and municipal reserves. Excluding these adjustments, gross profit as a percentage of net product and services sales and licensing revenue would have been 29.4% compared with 31.5% as report for the quarter ended July 31, 2004.
      Cost of goods and services for the quarter ended July 31, 2005 included an additional $333,000 in depreciation expense compared with the quarter ended July 31, 2004. In addition, gross profit was adversely impacted by discounts granted during the quarter as part of several sales promotions.

Operating Expenses
      The following table sets forth certain information regarding operating expenses for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Research and development, net	$39,840	$37,139	$2,701	7.3%
Sales and marketing	3,950,277	2,861,250	1,089,027	38.1%
General and administrative	3,879,841	3,677,654	202,187	5.5%
Reduction in environmental reserve	(3,087,810)	—	(3,087,810)	100.0%

Operating expenses	$4,782,148	$6,576,043	$(1,793,895)	(27.3)%

% sales and licensing	14.6%	23.3%
      Operating expenses for the quarter ended July 31, 2005 decreased by $1,793,895, or 27.3%, over the quarter ended July 31, 2004. The operating expenses for the quarter ended July 31, 2005 included a reduction in our environmental reserves of $3,087,810. Sales and marketing expenses were $1,089,027 higher for the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004. The increase in expenses included $312,464 in additional salaries and fringes resulting from additional hires in sales and marketing, $593,167 in spending related to our NASCAR promotions, and $120,797 in expenses relative to the planned launch of our new pistol. General and administrative expenses for the quarter ended July 31, 2005 included an additional $250,000 in audit fees relative to the adoption of SFAS 123(R). Stock option expense for the quarter was $275,500 compared with $90,721 for the quarter ended July 31, 2004. Operating expenses as a percentage of net product and services sales and licensing revenue declined by 8.7%, to 14.6% for the quarter ended July 31, 2005, as a result of the reduction in our environmental reserve. Excluding this adjustment, operating expenses as a percentage of net product and services sales and licensing revenue would have been 24.1%.

Income from Operations
      The following table sets forth certain information regarding operating income for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Operating income	$4,816,741	$2,788,357	$2,028,384	72.7%
% sales and licensing	14.8%	9.9%
      Operating income was $4,816,741 for the quarter ended July 31, 2005, a $2,028,384 or 72.7% increase, compared with operating income of $2,788,357 for the quarter ended July 31, 2004.

Other Income (Expense)
      Other income totaled $42,891 for the quarter ended July 31, 2005 compared with $314,993 for the quarter ended July 31, 2004. The other income in the quarter ended July 31, 2004 included a gain of $450,515 from the sale of our Identi-Kit business. This was partially offset by foreign exchange losses of $83,549.
      Interest income of $18,504 for the quarter ended July 31, 2005 represented a decline of $63,746 versus $82,250 for the quarter ended July 31, 2004 as a result of reduced cash available for investment.

Interest Expense
      The following table sets forth certain information regarding interest expense for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Interest expense	$549,337	$835,377	$(286,040)	(34.2)%
      Interest expense declined for quarter ended July 31, 2005 by $286,040 as a result of the refinancing that was completed in January 2005. Total debt outstanding as of July 31, 2005 was $19,726,837 compared with $40,929,480 on July 31, 2004.

Income Taxes
      Income tax expense of $1,641,536 for the quarter ended July 31, 2005 is an increase of $758,312 compared with the income tax expense of $883,224 for the comparable quarter in fiscal 2004. The first quarter tax expense is being accrued at an effective rate of 37.92%, compared with 37.58% for the quarter ended July 31, 2004. This increase in the effective rate is primarily attributable to an increase in certain nondeductibale expenses.
      The American Jobs Creation Act of 2004 (“AJCA”) provides a deduction for income from qualified domestic production activities (“QPA”), which is being phased in from 2005 through 2010. The QPA deduction is available to us in fiscal year 2006. As we have net operating loss carryforwards available, further analysis is required in order to determine the timing and impact of the QPA to our financial statements. Therefore we did not record any tax benefit related to QPA for the quarter ended July 31, 2005.

Net Income
      The following table sets forth certain information regarding net income and the related per share data for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Net income	$2,687,263	$1,466,999	$1,220,264	83.2%
Net income per share
Basic	$0.08	$0.05	$0.03	60.0%
Diluted	0.07	0.04	0.03	75.0%
      The increase in net income and net income per share for the quarter ended July 31, 2005 compared with the comparable quarter in fiscal 2004 resulted primarily from the release of the environmental reserve. Net income excluding the environmental reserve release was approximately $767,000 or $0.02 per share. Net income for the quarter ended July 31, 2004 included approximately $506,000 in product liability reserve adjustments and $450,000 form the sale of the Identi-Kit business.

Liquidity and Capital Resources
      Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
      In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, property, plant and equipment as collateral. The financing was obtained through BankNorth, which had a previous loan with us. As a result of our refinancing, we were able to repay the Tomkins note, which had a high interest cost and restrictive loan covenants. We used the cash that was collateralizing our existing line of credit with BankNorth, along with a seven-year $12.1 term loan and a ten-year $5.9 million term note, to repay the Tomkins note and the outstanding BankNorth loans. In addition, we have a $17,000,000 revolving line of credit to support letters of credit and working capital needs as well as a $5,000,000 line of credit available in fiscal 2006 to support capital expenditures. While we believe that our internal cash generation will support our capital spending requirements in fiscal 2006, the timing and size of the expenditures may require us to utilize this line of credit for a portion of the fiscal year.
      The following table sets forth certain information relative to cash flows for the quarters ended July 31, 2005 and 2004:

	2005	2004	$ Change	% Change

Operating activities	$(3,062,589)	$(2,282,630)	$(779,959)	(34.2)%
Investing activities	(2,277,310)	1,170,288	(3,447,598)	294.6%
Financing activities	2,490,410	(876,140)	3,366,550	384.2%

Total	$(2,849,489)	$(1,988,482)	$(861,007)	(43.3)%

      Operating activities represent the principal source of our cash flow. The increase in the operating cash outflow versus the previous year’s quarter was primarily a result of a planned increase in inventory. Our production plan is level loaded, so we plan an increase in inventory to meet the demand in the traditionally stronger second and fourth quarters. In addition, our finished goods levels had declined to a level that was below what we believe is necessary to properly serve our customer base.
      Cash used for investing activities increased by $3,447,598 for the quarter ended July 31, 2005 compared with the quarter ended July 31, 2004. The increase was due to higher capital spending year over year and the maturity of marketable securities in the previous year. Capital spending totaled $2,299,620 for the quarter ended July 31, 2005, an increase of $1,607,248 over the comparable quarter last year. We have reviewed our capital requirements for fiscal 2006 and expect to spend approximately $12.0 million on capital expenditures.

The major capital expenditures will focus on new products, increasing production capacity to meet the higher demand, and various projects designed to increase throughput and upgrade manufacturing technology.
      The $3,366,550 increase in cash provided by financing activities for the quarter ended July 31, 2005 resulted from short-term bank borrowings totaling $2,500,000 and higher proceeds from the exercise of stock options and warrants.
      As of July 31, 2005, we had $1,231,986 in cash and cash equivalents on hand. We have a $22 million credit facility with BankNorth to support working capital needs, as well as capital expenditures.
Other Matters

Critical Accounting Policies
      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2005. The most significant areas involving judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2005, to which there have been no material changes. Actual results could differ form those estimates.

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004)(FAS 123(R)). We have adopted SFAS 123(R) using the modified retrospective application method, which resulted in the restatement of prior years (see Note 12).
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
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the quarter ended July 31, 2005 ($3.4 million, representing approximately 10.5% of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we entered into Euro participating forward options to purchase Euros used to pay the European manufacturer. As of July 31, 2005 we had three 750,000 euros option contracts remaining, with the last expiring in October 2005.
      Participating forward options provide full protection against the depreciation and partial benefit from the appreciation of the currency pair. If the Euro strengthens above the average rate, we will not pay more than the average rate. If the Euro weakens below the average rate, 50% of the Euros are at the average rate and the remaining 50% of the Euros are paid for at the spot rate. Each option, unless used on the expiration date, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three months ended July 31, 2005, we experienced a net loss of $126,338 on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/ Dollar exchange rate. As of July 31, 2005, we had forward participating options totaling 2.25 million Euros remaining which were reported as a liability of $136,244.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures.” As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Securities Exchange Act and in evaluating regularly our disclosure controls and procedures.
      Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation end of the period covered by this report, our disclosure controls and procedures are effective in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to affect, our internal control over financial reporting.
      During the quarter ended July 31, 2005, we enhanced our controls in response to the material weakness disclosed in our Form 10-K for the year end April 30, 2005.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The following describes material updates to previously reported cases since the filing of our Form 10-K for the year ended April 30, 2005; and our Form 10-Q for the quarter ended July 31, 2005.
NEW CASES
      No new cases of a material nature were filed against us since the filing of our Form 10-K for the fiscal year ended April 30, 2005. The following describes material updates to cases previously reported by us.
CASES ON APPEAL
      The ruling in the following case is still subject to certain pending appeals.
      District of Columbia, et al.v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On August 15, 2005, defendants filed a motion to defer consideration of their petition for writ of certiorari. On August 26, 2005, respondents filed their opposition to defendants’ motion to defer.
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
      (b) Reports on Form 8-K:

(1) June 29, 2005, regulation FD Disclosure

(2) July 1, 2005, relating to results of operations for the year ended April 30, 2005 and non-reliance on previously issued financial statements

(3) July 29, 2005, relating to results of operation for the year ended April 30, 2005 and filing for extension on form 10-K filing

(4) August 15, 2005, relating to results of operations for the year ended April 30, 2005 and full year projection for fiscal 2006

(5) August 16, 2005, relating to the adoption of a stockholder rights plan

(6) August 26, 2005, relating to entering into a material agreement with regard to the stockholder’s rights plan

SIGNATURES
      Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By:	/s/ MICHAEL F. GOLDEN

Michael F. Golden
President and Chief Executive Officer

By:	/s/ JOHN A. KELLY

John A. Kelly
Chief Financial Officer
Dated: September 14, 2005

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer