Form 10-Q
period 2005-10-31
SMITH & WESSON HOLDING CORP
filed 2005-12-20
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005
Commission File No. 001-31552

Smith & Wesson Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	87-0543688

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts	01104

(Address of principal executive offices)	(Zip Code)
(800) 331-0852
(Registrant’s telephone number, including area code):
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 39,206,647 common shares, par value $0.001, outstanding as of December 1, 2005.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended October 31, 2005

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$497,694	$4,081,475
Accounts receivable, net of allowance for doubtful accounts of $66,522 on October 31, 2005 and $75,000 on April 30, 2005	19,477,616	18,373,713
Inventories	23,413,728	19,892,581
Other current assets	3,607,764	2,388,286
Deferred income taxes	5,560,354	6,119,561
Income tax receivable	263,660	3,701

Total current assets	52,820,816	50,859,317

Property, plant and equipment, net	20,926,999	16,726,361
Intangibles, net	354,603	364,908
Notes receivable	1,007,565	1,029,812
Deferred income taxes	6,478,008	7,806,702
Other assets	4,529,507	5,205,246

	$86,117,498	$81,992,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,605,985	$12,034,692
Accrued other expenses	3,727,299	3,482,425
Accrued payroll	3,718,139	3,220,730
Accrued taxes other than income	619,737	589,449
Accrued profit sharing	770,694	2,403,019
Accrued workers’ compensation	421,000	536,773
Accrued product liability	2,550,616	2,524,996
Accrued warranty	1,216,584	1,416,092
Deferred revenue	4,836	15,646
Financial instrument liability	1,306,800	—
Current portion of notes payable	6,137,839	1,586,464

Total current liabilities	31,079,529	27,810,286

Notes payable	15,197,862	16,028,424

Other non-current liabilities	7,484,969	11,062,459

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 39,206,647 shares on October 31, 2005 and 31,974,017 shares on April 30, 2005 issued and outstanding	39,207	31,974
Additional paid-in capital	29,740,245	27,744,819
Deferred compensation	(118,338)	—
Retained earnings (deficit)	2,694,024	(685,616)

Total stockholders’ equity	32,355,138	27,091,177

	$86,117,498	$81,992,346

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
		Restated		Restated
		(Note 12)		(Note 12)
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004

Net product and services sales	$35,536,967	$29,078,039	$67,386,690	$56,846,914
License revenue	482,213	526,018	1,282,190	922,768
Cost of products and services sold	25,469,628	17,210,562	48,444,544	35,982,629
Cost of license revenue	4,750	4,663	80,645	33,821

Gross profit	10,544,802	12,388,832	20,143,691	21,753,232

Operating expenses:
Research and development, net	102,026	38,184	141,866	75,323
Selling and marketing	3,770,483	3,160,186	7,720,760	6,021,436
General and administrative	5,434,206	4,901,362	9,314,047	8,579,016
Environmental (credits)	—	—	(3,087,810)	—

Total operating expenses	9,306,715	8,099,732	14,088,863	14,675,775

Income from operations	1,238,087	4,289,100	6,054,828	7,077,457

Other income (expense):
Other income (expense)	178,786	(107,687)	221,677	207,306
Interest income	39,651	101,049	58,155	183,299
Interest expense	(362,282)	(819,261)	(911,619)	(1,654,638)

	(143,845)	(825,899)	(631,787)	(1,264,033)

Income before income taxes	1,094,242	3,463,201	5,423,041	5,813,424
Income tax expense	401,865	1,356,791	2,043,401	2,240,015

Net income	$692,377	$2,106,410	$3,379,640	$3,573,409

Weighted average number of common and common equivalent shares outstanding, basic	35,858,826	31,279,739	33,988,252	31,144,761

Net income per share, basic	$0.02	$0.07	$0.10	$0.11

Weighted average number of common and common equivalent shares outstanding, diluted	39,662,462	36,329,973	39,290,302	36,278,796

Net income per share, diluted	$0.02	$0.06	$0.09	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
For the Six Months Ended October 31, 2005

					Additional	Retained		Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Deferred	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Compensation	Equity

Balance at April 30, 2005	—	$—	31,974,017	$31,974	$27,744,819	$(685,616)	$—	$27,091,177

Exercise of warrants			829,700	830	915,602			916,432

Repurchase of common stock warrants from former employees			—	—	(23,950,701)			(23,950,701)

Exercise of employee stock options			314,458	315	342,828			343,143

Shares issued under Employee Stock Purchase Plan			88,472	88	188,143			188,231

Stock option expense					854,511			854,511

Net proceeds from sale of common stock and common stock warrants			6,000,000	6,000	23,230,657			23,236,657

FAS123(R) tax benefit					296,048			296,048

Issuance of non-employee stock options					118,338		(118,338)	—

Net income for the six months ended October 31, 2005						3,379,640		3,379,640

Balance at October 31, 2005	—	$—	39,206,647	$39,207	$29,740,245	$2,694,024	$(118,338)	$32,355,138

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended:

		Restated
		(Note 12)
	October 31, 2005	October 31, 2004

Cash flows from operating activities:
Net income	$3,379,640	$3,573,409
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Amortization and depreciation	2,052,951	1,095,054
Gain on disposal of IdentiKit	—	(450,515)
Gain on disposal of assets	(10,780)	(7,405)
Write-off of patents	—	39,741
Deferred taxes	1,887,901	2,112,714
Provision for losses on accounts receivable	9,800	6,500
Provision for excess and obsolete inventory	330,507	385,713
Valuation adjustment of derivative financial instruments	118,800	—
Stock option expense	854,511	210,303
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable	(1,113,703)	5,315,417
Inventories	(3,851,654)	(1,879,842)
Other current assets	(1,219,478)	(2,887,847)
Income tax receivable	3,701	(318)
Note receivable	22,247	20,955
Increase (decrease) in liabilities:
Accounts payable	(1,428,707)	(1,028,872)
Accrued payroll	497,409	(904,818)
Accrued profit sharing	(1,632,325)	(725,696)
Accrued taxes other than income	30,288	(6,390)
Accrued other expenses	45,366	(158,670)
Accrued income taxes	32,388	—
Accrued workers’ compensation	(115,773)	75,000
Accrued product liability	25,620	(314,352)
Other non-current liabilities	(3,577,490)	(3,513,321)
Deferred revenue	(10,810)	(256,887)

Net cash (used for) provided by operating activities	(3,669,591)	699,873

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	1,518,493
Reductions in collateralized cash deposits	—	323,531
Payments to acquire patents	(2,489)	(17,306)
Proceeds from sale of IdentiKit	—	300,000
Proceeds from sale of property and equipment	35,901	7,465
Payments to acquire property and equipment	(6,010,360)	(3,903,186)

Net cash (used for) investing activities	(5,976,948)	(1,771,003)

Cash flows from financing activities:
Other assets	420,183	1,330,090
Payment on notes payable, Tomkins	—	(1,417,782)
Proceeds from loans and notes payable	4,500,000	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	531,374	476,184
Proceeds from sale of common stock and common warrants	24,424,657	123,307
Repurchase of warrants	(23,950,701)	—
Proceeds from exercise of warrants to acquire common stock	916,432	—
Payments on loans and notes payable	(779,187)	(559,914)

Net cash provided by (used for) financing activities	6,062,758	(48,115)

Net decrease in cash and cash equivalents	(3,583,781)	(1,119,245)
Cash and cash equivalents, beginning of year	4,081,475	5,510,663

Cash and cash equivalents, end of period	$497,694	$4,391,418

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2005 and 2004
(1) Basis of Presentation:
     The consolidated balance sheet as of October 31, 2005, the consolidated statements of operations and other comprehensive income for the three and six months ended October 31, 2005 and 2004, the consolidated statements of changes in stockholders’ equity for the six months ended October 31, 2005, and the consolidated statement of cash flows for the six months ended October 31, 2005 and 2004 have been prepared by us, without audit. The quarter end for our wholly-owned subsidiary, Smith & Wesson., was October 30, 2005, a one-day variance to our reported fiscal quarter end of October 31, 2005. This variance does not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2005 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2005 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2005. The results of operations for the six months ended October 31, 2005 may not be indicative of the results that may be expected for the year ended April 30, 2006 or any other period.
(2) Organization:
Organization
     We were incorporated on June 17, 1991 in the state of Nevada.
     Our wholly-owned subsidiary, Smith & Wesson Corp. was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, Smith & Wesson Corp. has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware that is a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.
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
(3) Acquisition of Smith & Wesson Corp.:
The Acquisition
     Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding stock of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:
     · $5 million, which was paid at closing in cash.
     · $10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins providing for interest at a rate of 9% per year. During March 2002, we obtained a bank loan and paid off the entire loan balance.
     · The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 on the Tomkins note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003 and another $1,000,000 in October 2003. The outstanding principal balance and interest payable on the Tomkins note as of January 11, 2005 was $25,095,322 with an interest rate of 9% per annum. During January 2005, we obtained a bank loan and paid off the entire note balance.
     · A receivable of $464,500 due from Tomkins to us, which has been collected.
(4) Debt:
     In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory and property, plant and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans with TD BankNorth. We used the cash that was collateral for our existing line of credit with BankNorth toward the repayment of the Tomkins Note.
     The new credit facility consists of the following:
     (1) A revolving line of credit in an amount up to a maximum amount of the lesser of (a) $17 million; or (b) (i) 85% of the net amount of our eligible receivables as defined; (ii) plus the lesser of $6 million or 70% of eligible raw materials inventory; plus (iii) 60% of eligible finished goods inventory; and (iv) 40% of Eligible Finished Parts Inventory. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage). The amount available under this line of credit is reduced by any outstanding letters of credit, an ACH holdback of $420,000 and 15% of any outstanding forward hedging contracts (Item 3). There was $4.5 million outstanding under this line of credit as of October 31, 2005 bearing interest at a rate of 6.75% per annum.
     (2) A seven-year, $12.1 million term loan bearing interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due on January 11, 2012.
     (3) A ten-year, $5.9 million term loan bearing interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.
     (4) A $5 million credit arrangement for capital expenditures, which will bear interest at a variable rate until April 30, 2006 equal to either prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), and then either a variable rate equal to LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2006 plus 200 basis points, in each case with the applicable rate selected by us. The aggregate availability of this facility will cease on April 30, 2006, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years. There were no amounts outstanding as of October 31, 2005.
     We are in full compliance with all bank covenants as of October 31, 2005.
(5) Inventory:
     A summary, stated at lower of first in, first out cost or market, is as follows:

	October 31, 2005	April 30, 2005
Finished goods	$9,008,081	$7,456,857
Finished parts	9,660,014	8,973,434
Work in process	2,953,201	1,917,912
Raw Material	1,792,432	1,544,378

	$23,413,728	$19,892,581

(6) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2005 and 2004, advertising expense was approximately $3,482,000 and $2,345,000, respectively.
(7) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2005 and 2004 was $434,216 and $695,105, respectively.
     The change in accrued warranties for the six months ended October 31, 2005 and the fiscal year ended April 30, 2005 was as follows:

	Six months ended	Year ended
	October 31, 2005	April 30, 2005
Beginning Balance	$1,639,545	$1,742,917
Provision for warranties	434,216	1,539,400
Warranty claims	(646,640)	(1,642,772)

Ending Balance	$1,427,121	$1,639,545

(8) Self-Insurance Reserves:
     As of October 31, 2005 and April 30, 2005, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $10,022,380 and $10,658,339, respectively, of which $6,180,533 and $6,723,647, respectively, have been classified as non-current and included in other non-current liabilities, and the remaining amounts of $3,841,847 and $3,934,692, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged (credited) to expense were $1,129,894 and ($1,703,205) for the six months ended October 31, 2005 and 2004, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2005 and April 30, 2005, we had product liability reserves of approximately $7.6 million and $8.0 million, respectively, consisting entirely of expected legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $5.4 million, of which, approximately $4.2 million, has been classified as other assets and the remaining $1.2 million has been classified as other current assets.

(9) Commitments and Contingencies:
Litigation
     We, together with other firearms manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.
     In addition, we are a co-defendant in various legal proceedings brought by certain cities, municipalities, and counties against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes, and conspiracy or concert of action theories. We believe that, in every case, the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.
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
     At this time, an estimated range of reasonably possible additional losses, as that term is defined in Statement of Financial Accounting Standard (SFAS) No. 5, relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled $611,000 at October 31, 2005, is set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.
     In the quarter ended October 31, 2005, we incurred no defense costs relative to product liability and municipal litigation. During this period, we paid no settlement fees relative to product liability cases. As a result of our regular review of our product liability claims, no reserve adjustments were needed.
     We have recorded the liability for defense costs at a level before reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.
     On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act. The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation, by its terms, would result in the dismissal against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them. No adjustments to municipal litigation reserves have been made as a result of the passage of this law.

Securities and Exchange Commission (“SEC”) Investigation
     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the quarter ended October 31, 2005.
Environmental Remediation
     We are subject to numerous federal, state, and local laws that regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.
     We have programs and personnel monitor compliance with various federal, state, and local environmental regulations. In the normal course of our manufacturing operations, we are subject to occasional governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We fund our environmental costs through cash flows from operating revenue and expect to do so in the future. We believe that we are in compliance with applicable environmental regulations in all material respects.
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
     As of October 31, 2005, we had reserves of approximately $648,000 ($567,000 as non-current) for remediation of the remaining sites. The time frame for payment of such remediation for the remaining sites is currently indeterminable thus precluding any present value calculation. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
     This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, we have released the reserve related to the property. This adjustment totaled approximately $3.1 million and is included as a credit to environmental expense within operating expenses for the six months ended October 31, 2005. Based upon previously identified specific facts and circumstances, we may revise the environmental reserve in the future. Any revision could have a significant impact on us in the period in which an adjustment is made.

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
Other Agreements — We have distribution agreements with third parties in the ordinary course of business. (10) Stockholders’ Equity:
Common Stock
     During the six months ended October 31, 2005 and 2004, options or warrants were exercised and common stock issued as follows:
(a) During the six months ended October 31, 2005, we issued 314,458 shares of common stock having a market value of $1,374,653 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $343,143.
(b) In October 2005, we issued 88,472 shares of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) having a purchase price of $188,231.
(c) In September 2005, we issued 800,000 shares of common stock having a market value of $4,248,000 to former employees upon the exercise of warrants granted to them while employees of the company. The purchase price of these shares was $712,000.
(d) In May 2005, we issued 29,700 shares of common stock having a market value of $89,038 to a former employee upon the exercise of warrants granted to him while an employee of our company. The purchase price of these shares was $26,433.
(e) During the six months ended October 31, 2004, we issued 456,583 shares of common stock having a market value of $752,787 to former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $476,182.
     (f) In October 2004, we issued 106,811 shares of common stock in connection with our ESPP having a purchase price of $123,307.
     On September 12, 2005, we sold 6,000,000 shares of our common stock and warrants to purchase an additional 1,200,000 shares of our common stock in a private placement transaction. We received gross proceeds of approximately $26,160,000 cash from the sale of the common shares and warrants. We incurred issuance costs of $2,119,343, including a warrant to acquire 120,000 common shares, issued to the placement agent, having a fair value of $384,000. The net proceeds were allocated among the common stock and the warrants sold. In the accompanying balance sheet the 1,200,000 warrants have been classified as liabilities at their issue date at their initial fair value of $804,000 and the residual proceeds from the offering have been attributed to the common stock. The 120,000 warrants issued to the placement agent have also been reported as liabilities at their fair value. During the quarter ended October 31, 2005, the warrant liabilities were remeasured and the change in fair value of $118,800 has been reflected in the accompanying income statement.
     We also concurrently entered into an agreement with three of our Board members allowing us to purchase 1,200,000 shares of common stock from them at $5.33 per share, at the sole option of the company, in the event that the 1,200,000 warrants issued on September 12, 2005 are exercised.

     Earnings per share
     The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the three months ended October 31, 2005 and 2004.

	For the three months ended			For the three months ended
	October 31, 2005			October 31, 2004 (Restated-Note 12)
	Net			Net
	Income			Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$692,377	35,858,826	$0.02	$2,106,410	31,279,739	$0.07
Valuation adjustment of derivative financial instruments, net of tax	74,012		0.00	—		0.00
Effect of dilutive stock options and warrants	—	3,803,636	(0.00)	—	5,050,234	(0.01)

Diluted earnings per share	$766,389	39,662,462	$0.02	$2,106,410	36,329,973	$0.06

     Options and warrants to purchase 2,035,000 and 378,633 shares of our common stock and warrants were excluded in the quarters ended October 31, 2005 and 2004, respectively, as the effect would be antidilutive. Included in the 2,035,000 shares excluded were 1,320,000 warrants related to the Private Placement which were anti-dilutive.
     The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the six months ended October 31, 2005 and 2004.

	For the six months ended			For the six months ended
	October 31, 2005			October 31, 2004 (Restated-Note 12)
	Net			Net
	Income			Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$3,379,640	33,988,252	$0.10	$3,573,409	31,144,761	$0.11
Valuation adjustment of derivative financial instruments, net of tax	74,012		0.00	—		0.00
Effect of dilutive stock options and warrants	—	5,302,050	(0.01)	—	5,134,035	(0.01)

Diluted earnings per share	$3,453,652	39,290,302	$0.09	$3,573,409	36,278,796	$0.10

     Options and warrants to purchase 1,435,000 and 253,633 shares of our common stock were excluded in the six months ended October 31, 2005 and 2004, respectively, as the effect would be antidilutive. Included in the 1,435,000 shares excluded were 1,320,000 warrants related to the Private Placement which were anti-dilutive.
Stock Warrants
     In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants.
     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The Saltz Warrant, which contained a cashless exercise provision, entitled Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.
     In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The Scott Warrant, which contained a cashless exercise provision, entitled Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.

     During the year ended April 30, 2005, Mr Scott exercised 311,250 warrants on a cashless basis resulting in 200,000 common shares issued. As a result, at year end 2005, the unexercised Salz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 341,250 warrants on a cashless exercise basis. As a result, the Company reinstated 111,250 warrants as unexercised warrants in May 2005.
     During May 2005, we amended the Saltz and Scott warrants to eliminate the cashless exercise feature which permitted the warrants to be net share settled. The effect of this modification was determined not to cause incremental compensation cost.
     During the six months ended October 31, 2005, Mr. Saltz exercised 500,000 warrants and Mr. Scott exercised 329,700 warrants on a gross basis resulting in 8,970,300 unexercised warrants at September 12, 2005.
     On September 12, 2005, we entered into an termination agreement in which Messrs. Saltz and Scott tendered their unexercised warrants to purchase 8,970,300 shares to the Company in exchange for a cash payment of $2.67 per share. The Company’s purchase of these warrants on September 12, 2005 did not result in additional compensation expense.
     The Saltz and Scott warrants were initially valued at $0.89 per share, or $7,983,567. See Note 12.
     The following outlines the activity related to these warrants for the periods indicated:

	For the six months ended October 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	9,688,750	$0.89	10,000,000	$0.89
Warrants sold to investors and issued to a placement agent during the period	1,320,000	$5.24	—
Reinstatement of warrants Mr. Scott previously exercised on a cashless basis	111,250	$0.89	—	$0.89
Saltz and Scott exercised during the period	(829,700)	$0.89	—	$0.89
Saltz and Scott repurchased during the period	(8,970,300)	$0.89	—

Warrants outstanding, end of the period	1,320,000	$5.24	10,000,000	$0.89

Shares exercisable, end of the period	1,320,000	$5.24	10,000,000	$0.89

Weighted average remaining life	309 days		1.8 years
Employee Stock Option and Employee Stock Purchase Plans
     We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants were not made under the 2001 Stock Option Plan following the approval of the 2004 Incentive Compensation Plan at our 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and such shares are available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock or deferred stock, the granting of stock appreciation rights, or the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event at a price less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. During the six months ended October 31, 2005 and 2004, we granted options to purchase 760,000 options and 215,000 shares, respectively. The number and weighted average exercise prices of options granted under the SOPs and an employee grant outside the SOPs for the six months ended October 31, 2005 and 2004 were as follows:

	For the six months ended October 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,467,125	$1.30	2,389,092	$1.17
Granted during the period	760,000	$4.58	215,000	$1.51
Exercised during the period	(314,458)	$1.09	(456,583)	$1.04
Cancelled/forfeited during the period	—	—	(263,917)	$1.55

Options outstanding, end of the period	2,912,667	$2.18	1,883,592	$1.19

Shares exercisable, end of the period	1,217,248	$1.14	1,429,423	$1.06

     A summary of stock options outstanding and exercisable at October 31, 2005 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	1,470,000	7.04 years	$1.13	873,335	$0.89
$1.48 — $4.46	1,302,667	9.17 years	$3.02	337,249	$1.69
$5.29 — $5.83	140,000	9.85 years	$5.43	6,664	$5.31

$0.81 — $5.83	2,912,667	8.31 years	$2.18	1,217,248	$1.14

     We also have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two year duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2005 and 2004, 88,472 and 106,811 shares were purchased under the ESPP, respectively.
     During the year ended April 30, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”___No. 123(R), “Share-Based Payments,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified retrospective application method in adopting SFAS 123(R), which resulted in the restatement of prior period amounts in order to present comparable compensation data (Note 12). In accordance with SFAS 123(R), we have calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes method at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. As noted above, warrants issued to employees (Saltz and Scott) in May, 2001 were immediately vested. With our ESPP, a fair value is determined at the beginning of the purchase period and amortized over the term of the offering period. The following assumptions were used in valuing our options and ESPP under SFAS 123(R), granted during the sixth month periods ended October 31, 2005 and 2004, there were no warrants granted to employees in these periods:

	Six months ended
	October 31,
	2005	2004

Stock option grants:
Risk-free interest rate	4.19%	4.34%
Expected life	9.2 years	9.1 years
Expected volatility	73.4%	79.7%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.42%	1.75%
Expected life	6 months	1.3 years
Expected volatility	59.4%	75.3%
Dividend yield	0%	0%
     We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended October 31, 2005 and 2004 was $3.54 and $1.22, respectively. The weighted-average fair value of ESPP shares granted during the three months ended October 31, 2005 and 2004 was $1.12 and $0.71, respectively. The total stock-based compensation expense was $854,511 and $210,303 for the six months ended October 31, 2005 and 2004, respectively. Stock-based compensation expense is included in general and administrative expenses.
(11) Private Placement Offering
     On September 12, 2005 we completed the sale of an aggregate of 6,000,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 1,200,000 shares of its common stock (the “Warrants”). The sale was made to institutional investors in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under such Act (the “Private Placement”). We received gross proceeds of $28,020,000 cash from the sale of theses Securities. We agreed to promptly file a registration statement with the Securities and Exchange Commission to register the Shares and shares of common stock issuable upon exercise of the Warrants (the “Registration Statement”). The Private Placement was made pursuant to a securities purchase agreement by and among us and the investors.
     The exercise price for the Warrants is $5.33 per share. The Warrants are exercisable beginning on March 12, 2006 and expire on the later to occur of (i) the 180th trading day following the date the Registration Statement is declared effective by the Securities and Exchange Commission, and (ii) the 210th day following the closing date of the Private Placement. The number of shares issuable upon exercise of the Warrants is subject to adjustment for any stock dividends, stock splits or distributions by us, or upon any merger or consolidation or sale of assets of ours, tender or exchange offer for our common stock, or a reclassification of our common stock.
     We incurred issuance costs of $2,119,343, including a warrant to acquire 120,000 common shares, issued to the placement agent, having a fair value of $384,000. The exercise price of the placement warrants is $4.36 per share. The placement warrant are substantially the same as the Warrants sold except that it becomes exercisable on March 12, 2006 and expires on September 12, 2010.
     The net proceeds from the sale were allocated among the common stock and the 1,200,000 warrants sold. In the accompanying balance sheet the 1,200,000 warrants have been classified as liabilities at their issue date at their initial fair value of $804,000 and the residual proceeds from the offering have been attributed to the common stock. The 120,000 warrants issued to the placement agent were also reported as liabilities at their fair value of $384,000 on September 12, 2005. During the quarter ended October 31,

2005, the warrant liabilities were remeasured and the change in fair value of $118,800 has been reflected in the accompanying income statement.
     The proceeds from the Private Placement were used to repurchase outstanding warrants to purchase our common stock held by Mitchell A. Saltz and Robert L. Scott, who are directors of ours, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, another director of ours, pursuant to which Messrs. Saltz, Scott, and Melby have agreed to sell to us, at our discretion, an aggregate of 1,200,000 shares of the Company’s common stock if requested by us, at a price per share of $5.33. Our right to purchase the shares terminates on the 10 th day following the expiration of the Warrants issued in the Private Placement.
     Under the terms of the securities purchase agreement by and among us and the investors in the Private Placement, we are required to pay penalties if we fail to meet our obligations to register the Shares and shares issuable upon exercise of the Warrants. Specifically, if any of the following events (each an “Event”) occurs, we will be required to pay cash as partial liquidated damages to the Private Placement investors: (i) if we fail to file a registration statement registering the Shares and shares issuable upon exercise of the Warrant or the such registration statement is not declared effective on or prior to the dates specified in the securities purchase agreement; (ii) if, with certain exceptions, an investor is not permitted sell registered securities under the registration statement for any reason for five or more trading days in any calendar quarter; (iii) if, with certain exceptions, our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of 3 trading days in any calendar quarter; (iv) if we fail to deliver a certificate evidencing any securities to an investor within 3 days after delivery of such certificate is required or the exercise rights of the investor pursuant to the Warrants are otherwise suspended for any reason; or (v) we fail to have available a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue shares upon any exercise of the Warrants. Therefore under Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock”, we recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet of $1,188,000 and included the change in fair value, $118,800, from the date of issuance to October 31, 2005 in general and administrative expenses, in accordance with EITF 00-19. The fair value of the warrants was $1,306,800 at October 31, 2005.
(12) Restatement to Correct Accounting for Certain Stock Awards under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to Adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (Revised 2004):
     In June 2005, we determined that our previously reported for financial statements for 2002, 2003, 2004 and the first three quarters of fiscal 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants to two former employees in May 2001, containing a cashless exercise feature, and as a result compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to early adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed a report on Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt FAS 123(R). The financial statements included in this Form 10-Q for the quarter and six months ended October 31, 2004 have been restated to correct compensation expense and to adopt SFAS 123(R).
     The pre-tax impact for the quarter ended October 31, 2004 on the statement of operations for these transactions under APB 25 was to decrease previously reported general and administrative expense by approximately $1,400,000. The impact of the adoption of SFAS 123(R) on the quarter ended October 31, 2004 on operating expenses, income before income taxes, income tax expense, net income, cash flow from operations, cash flow from financing activities, and basic and fully diluted earnings per share is disclosed below.

Quarter Ended October 31, 2004

		Restated For
		APB 25
		Accounting	Adoption
	As Previously	For Stock	of
	Reported	Awards	SFAS 123(R)
Statement of Operations:
General and administrative expense	$4,799,717	$4,899,717	$4,901,362
Total operating expenses	7,998,087	8,098,087	8,099,732
Income from operations	4,390,745	4,290,745	4,289,100
Income before income taxes	3,564,846	3,464,846	3,463,201
Income tax expense	1,321,639	1,285,049	1,356,791
Net income	2,243,207	2,179,797	2,106,410
Basic earnings per share	$0.07	$0.07	$0.07
Diluted earnings per share	$0.07	$0.06	$0.06
Six Months Ended October 31, 2004

		Restated For
		APB 25
		Accounting	Adoption
	As Previously	For Stock	of
	Reported	Awards	SFAS 123(R)
Statement of Operations:
General and administrative expense	$8,400,258	$7,100,258	$8,579,016
Total operating expenses	14,497,017	13,197,017	14,675,775
Income from operations	7,256,215	8,556,215	7,077,457
Income before income taxes	5,992,182	7,292,182	5,813,424
Income tax expense	2,256,329	2,732,559	2,240,015
Net income	3,735,853	4,559,623	3,573,409
Basic earnings per share	$0.12	$0.15	$0.11
Diluted earnings per share	$0.11	$0.13	$0.10

Statement of Cash Flows:
Net income	3,735,853	4,559,623	3,573,409
Deferred taxes	2,129,028	2,605,258	2,112,714
Stock option expense (income)	—	(1,300,000)	210,303

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
Second Quarter Fiscal 2006 Highlights
     Net product sales for the three months ended October 31, 2005 was $35.5 million, a $6.5 million, or 22.2% increase over net product sales of $29.1 million for the three months ended October 31, 2004. Firearms sales, our core business, increased for the quarter by $6.7 million, or 25.5%, compared with the three months ended October 31, 2004.
     Net income for the three months ended October 31, 2005 was $692,377, compared with $2,106,410 for the three months ended October 31, 2004. The quarter ended October 31, 2004 included approximately $4.1 million in insurance refunds and favorable balance sheet adjustments relative to an agreement reached with one of our insurance carriers in October 2004.
     During the quarter ended October 31, 2005, we sold 6,000,000 shares of our common stock and warrants to acquire 1,200,000 shares of our common stock in a private placement to nine investors for gross proceeds of $28,020,000. The proceeds from this securities sale were used to repurchase warrants, issued in May 2001, to two of our executives. The repurchased warrants were exercisable for 8,970,300 shares our common stock. At the time of repurchase, the warrants were held by two former officers of our company, who are members of our board of directors.
Restatement/SEC Inquiry
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
     In June 2005, we determined that our previously reported financial statements for 2002, 2003, 2004 and the first three quarters of 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants to two former employees in May 2001, containing a cashless exercise feature, and as a result compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to early adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed a report on Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt FAS 123(R). The financial statements included in this Form 10-Q for the quarter and six months ended October 31, 2004 have been restated to correct compensation expense and to adopt SFAS 123(R). The effect of this restatement is described in Note 12 to the consolidated financial statements.

Results of Operations
Net Product Sales
     The following table sets forth certain information relative to net product sales for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Revolvers	$15,158,307	$13,234,428	$1,923,879	14.5%
Pistols	9,637,726	6,247,940	3,389,786	54.3%
Walther	3,904,203	3,777,916	126,287	3.3%
Performance Center	2,372,944	2,160,709	212,235	9.8%
Engraving	1,049,740	213,093	836,647	392.6%
Other	1,063,563	814,752	248,811	30.5%

Total Firearms	33,186,483	26,448,838	6,737,645	25.5%

Handcuffs	1,122,412	1,138,997	(16,585)	-1.5%
Specialty Services	645,740	881,533	(235,793)	-26.7%
Other	582,332	608,671	(26,339)	-4.3%

Non-Firearms	2,350,484	2,629,201	(278,717)	-10.6%

Total	$35,536,967	$29,078,039	$6,458,928	22.2%

     We recorded net product sales of $35,536,967 for the three months ended October 31, 2005, an increase of $6,458,928, or 22.2%, over the three months ended October 31, 2004. Firearms sales increased by $6,737,645, or 25.5%, over the comparable quarter last year. Non-firearm sales for the three months ended October 31, 2005 declined by $278,717, or 10.6%, compared with the three months ended October 31, 2004 due primarily to lower specialty services sales, particularly in our forging business.
     Revolver sales increased by $1,923,879, or 14.5%, for the three months ended October 31, 2005 to $15,158,307, compared with the three months ended October 31, 2004. The increase resulted from a 14.1% increase in units sold as well as a continued shift to higher priced models. The large frame revolvers continue to generate significant interest, accounting for almost 20% of our unit volume. The Model 460 revolver began shipping late in the first quarter, and we completed filling the backlog of this new revolver in the quarter ended October 31, 2005. The revolver order backlog was at $5,998,780 at October 31, 2005.
     Pistol sales of $9,637,726 were $3,389,786, or 54.3% higher, for the three months ended October 31, 2005, compared with the three months ended October 31, 2004. The increase in pistol sales was primarily attributable to the large government contract for 12,144 Sigma pistols for the Afghanistan Border Patrol. The pistol order backlog was at $4,003,449 at October 31, 2005.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $126,287, or 3.3%, for the three months ended October 31, 2005, compared with the three months ended October 31, 2004. The increase in Walther sales was attributable to increased demand for the PPK pistol. Walther order backlog was at $622,167 at October 31, 2005.
     Performance Center sales increased by $212,235, or 9.8%, for the three months ended October 31, 2005 to $2,372,944, compared with the comparable period last year. Custom variations of the Model 460 were responsible for the increase in sales. The Performance Center had an order backlog of $1,371,030 at October 31, 2005.

     Engraving sales increased by $836,647, or 392.6%, for the three months ended October 31, 2005 as compared with the comparable period last year. This increase is a result of our increased emphasis on the marketing of the engraving services.
     The following table set forth certain information relative to net product sales for the six months ended October 31, 2005 and 2004 :

				%
	2005	2004	$ Change	Change
Revolvers	$28,421,696	$26,204,774	$2,216,922	8.5%
Pistols	19,087,875	11,856,467	7,231,408	61.0%
Walther	7,283,380	7,642,721	(359,341)	-4.7%
Performance Center	4,020,433	4,404,776	(384,343)	-8.7%
Engraving	2,074,638	340,943	1,733,695	508.5%
Other	1,636,555	1,308,390	328,165	25.1%

Total Firearms	62,524,577	51,758,071	10,766,506	20.8%

Handcuffs	2,240,799	2,091,558	149,241	7.1%
Specialty Services	1,494,152	1,864,118	(369,966)	-19.8%
Other	1,127,162	1,133,167	(6,005)	-0.5%

Non-Firearms	4,862,113	5,088,843	(226,730)	-4.5%

Total	$67,386,690	$56,846,914	$10,539,776	18.5%

     Sales for the six months ended October 31, 2005 were $67,386,690, an increase of $10,539,776 or 18.5%, over the six months ended October 31, 2004. Firearms sales increased by $10,766,506, or 20.8%, over the comparable period last year. Non-firearm sales for the six months ended October 31, 2005 declined by $226,730, or 4.5%, compared with the six months ended October 31, 2004 due to lower Specialty Services sales.
     Revolver sales increased by $2,216,922, or 8.5%, for the six months ended October 31, 2005 to $28,421,696 compared with $26,204,774 for the six months ended October 31, 2004. Units sold increased by 8.8%, with the balance of the sale increase attributable to the introduction of the Model 460 revolver. We sold over 9,000 Model 460 revolvers in the six months ended October 31, 2005.
     Pistol sales of $19,087,875 were $7,231,408, or 61.0%, higher for the six months ended October 31, 2005 compared with the comparable period last year. The increase in pistol sales was primarily attributable to higher sales of our Sigma polymer pistol line. Sales of polymer pistols increased by 67.0% from approximately 21,000 units for the six months ended October 31, 2004 to approximately 47,500 units for the six months ended October 31, 2005. The Afghanistan military contract accounted for approximately 60.0% of the increase, with increased consumer demand responsible for the balance.
     Walther firearms sales declined by $359,341 for the six months ended October 31, 2005 due to lower sales of the P22 and P99 pistols. Performance Center sales decreased by $384,343, or 8.7%, for the six months ended October 31, 2005 to $4,020,433, compared with the comparable period last year. Lower sales of custom pistols were responsible for the decrease in sales.
     Engraving sales increased by $1,733,695, or 508.5%, for the three months ended October 31, 2005 as compared with the comparable period last year. This increase is a result of our increase emphasis on the marketing of the engraving services.
     Non-firearms sales declined by $226,730, or 4.5%, for the six months ended October 31, 2005 as a result of lower Specialty Services revenue. Handcuff sales increased by $149,241, or 7.1%, over the six months ended October 31, 2004.
Licensing Revenue
     The following table sets forth certain information relative to licensing revenue for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Licensing Revenue	$482,213	$526,018	($43,805)	-8.3%

     Licensing revenue for the three months ended October 31, 2005 decreased by $43,805, or 8.3%, compared with the three months ended October 31, 2004. The decrease was attributable to revenue derived from a new licensee in the three months ended October 31, 2004.
     The following table sets forth certain information relative to licensing revenue for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Licensing Revenue	$1,282,190	$922,768	$359,422	39.0%

     Licensing revenue for the six months ended October 31, 2005 was $1,282,190, an increase of $359,422, or 39.0%, over the six months ended October 31, 2004. A first quarter FY2006 audit of an existing licensee revealed an underpayment in royalties for prior years totaling $350,000. The underpayment was recorded as revenue during the quarter ended July 31, 2005. In addition, a contract extension with another licensee in the quarter ended July 31, 2005 yielded an advance payment of $100,000.
Cost of Sales, Services, and Licensing and Gross Profit
     The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Cost of sales and services	$25,474,378	$17,215,225	$8,259,153	48.0%
% sales and licensing revenue	70.7%	58.2%

Gross profit	$10,544,802	$12,388,832	($1,844,030)	-14.9%
% sales and licensing revenue	29.3%	41.8%

     Gross profit for the three months ended October 31, 2005 decreased by $1,844,030, or 14.9% from the three months ended October 31, 2004. Gross profit for the three months ended October 31, 2004 includes the $4.1 million favorable impact from an agreement reached with one of our insurance carriers. This included a $1.9 million refund from the insurance carrier as well as a $2.2 million favorable adjustment to our municipal litigation reserves as a result of the agreement. Excluding this transaction, gross profit from operations actually increased by $2.3 million for the quarter ended October 31, 2005 compared with the quarter ended October 31, 2004.
     The $6.5 million in increased sales for the quarter ended October 31, 2005 translated into $2.3 million in additional gross profit. We also realized $166,244 in labor savings from improved efficiency. Workers compensation expense for the quarter was $400,189 lower than the quarter ended October 31, 2004. Depreciation expense for the quarter increased by $351,044 compared with the quarter ended October 31, 2004. Utility costs for the quarter also increased by $207,917 over the comparable period last year.
     Gross profit, as a percentage of net product sales and licensing revenue, decreased from 41.8% for the three months October 31, 2004 to 29.3% for the three months ended October 31, 2005. The 41.8% gross profit percentage reflects the insurance agreement. Excluding the insurance impact, gross profit as a percentage of net product sales and licensing for the three months ended October 31, 2004 was 27.9%.
     The following table sets forth certain information regarding cost of sales and services and gross profit for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Cost of sales and services	$48,525,189	$36,016,450	$12,508,739	34.7%
% sales and licensing revenue	70.7%	62.3%

Gross profit	$20,143,691	$21,753,232	($1,609,541)	-7.4%
% sales and licensing revenue	29.3%	37.7%
     Gross profit for the six months ended October 31, 2005 decreased by $1,609,541, or 7.4%, from the six months ended October 31, 2004. The decrease in gross profit was attributable to a $2.2 million favorable adjustment in our municipal litigation reserves in the quarter ended October 31, 2004 as a result of a settlement reached with one of our insurance carriers. We also received a $1.9 million refund as part of the settlement, which was included in gross profit for the six months ended October 31, 2004. The $10.5 million in increased sales for the six months ended October 31, 2005 translated into approximately $3.8 million in additional gross profit, partially offsetting the impact of the one-time insurance benefit in the previous fiscal year. Depreciation expense for the six months ended October 31, 2005 increased by $684,417 to $1,382,022 as compared with $796,605 for the six months ended October 31, 2004. Utility costs increased by $340,532 for the six months ended October 31, 2005 compared with the six months ended October 31, 2004. Gross profit, as a percentage of net product sales and licensing revenue, decreased from 37.7% for the six months ended October 31, 2004 to 29.3% for the six months ended October 31, 2005. Gross profit for the six months ended October 31, 2004, as a percentage net product sales and licensing revenue, was 30.5%, excluding the insurance impact.

Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Research and development, net	$102,026	$38,184	$63,842	167.2%
Sales and marketing	3,770,483	3,160,186	610,297	19.3%
General and administrative	5,434,206	4,901,362	532,844	10.9%

Operating expenses	$9,306,715	$8,099,732	$1,206,983	14.9%
% sales and licensing revenue	25.8%	27.4%
     Operating expenses for the three months ended October 31, 2005 increased by $1,206,983, or 14.9%, over the three months ended October 31, 2004. Sales and marketing expenses increased as expected due to our investment in a NASCAR program and marketing programs supporting the launch of the Military & Police pistol series. We also incurred $579,011 in stock option expense relative to SFAS 123(R), an increase of $459,429 over the amount incurred in the three months ended October 31, 2004. During the quarter, we repurchased warrants to acquire 8,970,300 common shares from two former officers and charged the repurchase price paid to addition paid-in capital. Prior to the repurchase, they exercised approximately 800,000 additional warrants. These warrants were considered compensation to these individuals, and as such, payroll taxes were required to be both withheld from the former employees and we were required to pay appropriate employer related taxes. The employer portion of the Medicare withholding totaled $398,557. We also incurred $483,990 in consulting fees relative to the implementation of Sarbanes-Oxley compliance.
     General and administrative expenses for the three months ended October 31, 2004 included $476,250 in severance costs for our former Chief Executive Officer, who left our company on November 2, 2004, as well as a $150,000 retainer paid to a search firm for his replacement.
     Operating expenses, as a percentage of product sales and licensing, decreased by 1.6% to 25.8% in the three months ended October 31, 2005.
     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Research and development, net	$141,866	$75,323	$66,543	88.3%
Sales and marketing	7,720,760	6,021,436	1,699,324	28.2%
General and administrative	9,314,047	8,579,016	735,031	8.6%
Environmental	(3,087,810)	—	(3,087,810)	—

Operating expenses	$14,088,863	$14,675,775	($586,912)	-4.0%
% sales and licensing revenue	20.5%	25.4%

     Operating expenses for the six months ended October 31, 2005 decreased by $586,912, or 4.0%, for the six months ended October 31, 2004. The operating expenses for the six months ended October 31, 2005 included approximately $1.1 million for our NASCAR promotional efforts. We also incurred $854,511 in stock option expense relative to SFAS 123(R), an increase of $644,208 over the six months ended October 31, 2004. Consulting fees relative to the implementation of Sarbanes-Oxley compliance totaled $530,181 for the six months ended October 31, 2005. In addition, we incurred $398,557 in payroll taxes relative to the warrant repurchase and exercise discussed above. In addition, we incurred $250,000 in audit fees relative to the restatement of prior periods for the stock compensation expense issue described earlier.
     General and administrative expenses for the six months ended October 31, 2004 included $626,250 in severance and replacement costs relating to our former Chief Executive Officer, who left our company.
     Operating expenses, as a percentage of product sales and licensing, decreased by 4.9% to 20.5% in the six months ended October 31, 2005 due to the favorable environmental reserve adjustment resulting from the remediation of property previously owned by us.
Income from Operations
     The following table sets forth certain information regarding operating income for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Operating income	$1,238,087	$4,289,100	($3,051,013)	-71.1%
% sales and licensing revenue	3.4%	14.5%
     Operating income was $1,238,087 for the three months ended October 31, 2005, a $3,051,013, or 71.1%, decrease compared with operating income of $4,289,100 for the three months ended October 31, 2004. The decrease was due to the $4.1 million in insurance refunds and favorable adjustments to the municipal litigation reserves as a result of the insurance settlement that took place in the quarter ended October 31, 2004. The higher sales volume translated into approximately $2.3 million in increased gross margin. Higher operating expenses had a $1.1 million adverse impact on gross margin.
     The following table sets forth certain information regarding operating income for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Operating income	$6,054,828	$7,077,457	($1,022,629)	-14.4%
% sales and licensing revenue	8.8%	12.3%
     Operating income was $6,054,828 for the six months ended October 31, 2005, a $1,022,629, or 14.4% decrease compared with operating income of $7,077,457 for the six months ended October 31, 2004. The decrease reflected the $4.1 million in insurance refunds and favorable adjustments to the municipal litigation reserves as a result of the insurance settlement that took place during the six months ended October 31, 2004. The operating income for the six months ended October 31, 2005 includes a $3.1 million reduction in our environmental reserves adjustment resulting from the remediation of property previously owned by us. The higher sales volume yielded an additional $3.8 million of additional gross profit. Higher manufacturing depreciation expense and utilities expense reduced operating income, as did increased selling and administrative expense of $2.4 million.

Other Income/Expense
     Other income totaled $178,786 for the three months ended October 31, 2005 compared with other expense of $107,687 for the three months ended October 31, 2004. Foreign exchange gains for the three months ended October 31, 2005 totaled $168,390 compared with an exchange loss of $220,141 for the three months ended October 31, 2004. The exchange activity resulted from inventory purchases from Walther, which are billed in Euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly .
     For the six months ended October 31, 2005, other income of $221,677 was $14,371 higher than other income of $207,306 for the six months ended October 31, 2004. Foreign exchange gains for the six months ended October 31, 2005 totaled $194,201 compared with an exchange loss of $303,690 for the six months ended October 31, 2004. Other income for the six months ended October 31, 2004 includes a gain of $450,515 from the sale of our Identi-Kit business.
     Interest income of $39,651 and $58,155 for the three and six months ended October 31, 2005, respectively, represented decreases of $61,398 and $125,144, respectively, compared with the three and six months ended October 31, 2004.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Interest expense	$362,282	$819,261	($456,979)	-55.8%
     Interest expense declined for three months ended October 31, 2005 by $456,979 due to refinancing that was completed in January 2005. Total debt outstanding as of October 31, 2005 was $21,335,701 as compared to $39,931,806 on October 31, 2004.
     The following table sets forth certain information regarding interest expense for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Interest expense	$911,619	$1,654,638	($743,019)	-44.9%
     Interest expense declined for six months ended October 31, 2005 by $743,019 due to the refinancing completed in January 2005.
Income Taxes
     Income tax expense of $401,865 for the three months ended October 31, 2005 decreased $954,926 compared with income tax expense of $1,356,791 for the three months ended October 31, 2004. The effective rates for the three months ended October 31, 2005 and 2004 were 36.8% and 37.1%, respectively.
     For the six months ended October 31, 2005, income tax expense was $2,043,401 as compared with income tax expense of $2,240,015 for the comparable period ended October 31, 2004. This tax expense is being accrued at an estimated effective rate of 37.7% for the six months ended October 31, 2005 and 2004.

Net Income
     The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Net income	$692,377	$2,106,410	($1,414,033)	-67.1%

Net income per share
Basic	$0.02	$0.07	($0.05)	-71.4%
Diluted	0.02	0.06	(0.04)	-66.7%
     The decrease in net income and net income per share for the three months ended October 31, 2005 resulted from the $4.1 million in insurance refunds and favorable adjustments to the municipal litigation reserves as a result of the insurance settlement that took place in the quarter ended October 31, 2004. This was partially offset by the higher sales volume, which translated into approximately $2.3 million in pre-tax profits. Higher operating expenses had a $1.1 million adverse impact on pre-tax income.
     The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Net income	$3,379,640	$3,573,409	($193,769)	-5.4%

Net income per share
Basic	$0.10	$0.11	($0.01)	-9.1%
Diluted	0.09	0.10	(0.01)	-10.0%
     The decrease in net income and net income per share for the six months ended October 31, 2005 compared with the comparable period ended October 31, 2004 resulted from the effects of the insurance settlement mentioned above as well as the $450,515 gain in 2004 on the sale of our Identi-Kit business. This was partially offset by the $3.1 million reduction in the environmental reserves in the first quarter of fiscal 2006. The higher sales volume in the six months ended October 31, 2005 contributed an additional $3.8 million in pre-tax income. Higher manufacturing depreciation expense and utilities expense reduced net income, as did increased selling and administrative expense of $2.4 million.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2005 and 2004:

				%
	2005	2004	$ Change	Change
Operating inflow/outflow	($3,669,591)	$699,873	($4,369,464)	-624.3%
Investing outflow	(5,976,948)	(1,771,003)	(4,205,945)	-237.5%
Financing inflow/outflow	6,062,758	(48,115)	6,110,873	127.0%

Total	($3,583,781)	($1,119,245)	($2,464,536)	-220.2%

     Operating activities represent the principal source of our cash flow. The $4.4 million decrease in cash from operating activities was primarily a result of the higher accounts receivable balance at October 31, 2005 compared with October 31, 2004, due to the higher sales volume. The accounts receivable balance at October 31, 2005 was $19.5 million compared with $14.9 million at October 31, 2004. Inventory during the period increased by approximately $3.9 million, an increase of approximately $2.0 million over the comparable period in 2004.
     Cash used for investing activities increased by $4.2 million for the six months ended October 31, 2005 compared with the six months ended October 31, 2004. Capital spending for the six months ended October 31, 2005 was $6.0 million compared with $3.9 million for the six months ended October 31, 2004. We are scheduled to spend approximately $12.0 million on capital expenditures in fiscal 2006. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing technology. Investing activity for the six months ended October 31, 2004 included $300,000 in proceeds from the sale of our Identi-Kit product line and $1.5 million from the sale of marketable securities.
     The $6.1 million increase in cash provided for financing activities for the six months ended October 31, 2005 resulted from the net proceeds of $24,424,657 from the sale of 6,000,000 shares of common stock and 1,200,000 warrant sale, offset by our purchase for $23,950,701 of 8,970,300 warrants issued in May 2001, $916,432 in proceeds from the exercise of warrants, and short-term bank borrowings totaling $4.5 million. During the six months ended October 31, 2005, we paid $779,197 against the long-term notes payable to BankNorth, our primary bank.
     As of October 31, 2005, we had $497,694 in cash and cash equivalents on hand. We have a $22.0 million credit facility with BankNorth to support letters of credit, working capital needs, and capital expenditures. We believe that the existing credit facility is adequate for our current needs.
Other Matters
Critical Accounting Policies
     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2005. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2005, to which there have been no material changes. Actual results could differ from those estimates.
     We account for warrants issued to investors as part of the Private Placement in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock”. Under EITF No. 00-19, the amount of the liability (Note 11) is calculated on the date of the grant using the Black Sholes method. The liability is mark-to-market adjusted to fair value at the end of each quarter and the change recorded to general and administrative expenses. We apply the principles of SFAS No. 123 (R) “Accounting for Stock-based Compensation” to value these warrants, which inherently includes a number of estimates and assumptions including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is therefore required to be adopted by us in the first quarter of fiscal 2007. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but do not expect it will have a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three and six months ended October 30, 2005 ($3.6 million and $7.0 million, respectively, representing approximately 9.8% and 10.1% of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, the Company enters into Euro forward contracts.
     Our remaining participating forward contracts entered into November 4, 2004 were exhausted during this quarter. On October 4, 2005 we contracted 12 participating forwards at 600,000 Euros each, for a total of 7,200,000 Euros at an average price of 1.25 EUR/USD. Each Euro contract has a value date of the first of each month beginning November 1, 2005. A participating forward is a zero cost strategy that has a forward sell price for EUR/USD, which provides full protection against the depreciation and partial benefit from the appreciation of the currency pair. During the three and six months ending October 30, 2005, we experienced net losses of $159,450 and $285,788, respectively, on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/Dollar exchange rate. As of October 31, 2005, we had forward participating options totaling 7.2 million Euros remaining, which when mark-to-market adjusted were reported as a liability of $40,052.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2005, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The following describes material updates to previously reported cases since the filing of our Form 10-K for the year ended April 30, 2005 and our Form 10-Q for the quarter ended July 31, 2005.
NEW CASES
     No new cases of a material nature were filed against us since the filing of our Form 10-Q for the quarter ended July 31, 2005. The following describes material updates to cases previously reported by us.
CASES ON APPEAL
     The rulings in the following cases are still subject to certain pending appeals.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the City of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the Court stayed the November 28, 2005, trial date. On December 2, 2005, the Court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The Court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals.
     Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $20 million Dominican Republic pesos (approximately $580,000) for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel, or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. The plaintiff’s time to appeal has not yet expired.
PENDING CASES
District of Columbia, et al.v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion is due on December 19, 2005, and oral argument on defendants’ motion is scheduled for March 10, 2006. On November 28, 2005, the US Department of Justice filed its notice of intent to intervene on the issue of the constitutionality of the Protection of Lawful Commerce in Arms Act. The governments’ brief is due by January 19, 2006.
     Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et al. in the United States District Court for the Northern District of Ohio. The complaint alleges that handgun manufacturers, distributors, and trade associations have failed to provide adequate warnings with the firearms and have failed to incorporate safety devices that would prevent unauthorized users from firing the guns under the Ohio Products Liability Act. The complaint also alleges unjust enrichment, negligence, negligent design, nuisance abatement, and public nuisance claims. An unspecified amount of actual and punitive damages, future restitution, plus other costs against each defendant are demanded, as is injunctive relief. The court has denied the defendants’ motion to dismiss. On September 20, 2001, the court granted the parties’ joint motion to stay the case pending a ruling by the Ohio Supreme Court in the Cincinnati case. On September 26, 2005, the court entered an order dismissing the case without prejudice. Plaintiff has until January 23, 2006 to re-file.
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. Trial has been set for June 15, 2009. On November 23, 2005, Defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion is due December 23, 2005, and defendants’ reply is due January 2, 2006. Oral argument has not yet been scheduled.
     Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned from us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. On December 7, 2005, the Court extended the January 9, 2006 trial date. Expert discovery is on-going. A new trial date has not been set.
PROTECTION OF LAWFUL COMMERCE IN ARMS ACT
     On October 26, 2005, President Bush signed the Protection of Lawful Commerce in Arms Act. The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation by its terms would result in the dismissal against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them.

     Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Stockholders was held on September 21, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A.
     The following directors were elected at the annual meeting:

	Votes in	Votes
Director	Favor	Against	Abstained
Barry M. Monheit	23,552,031	3,844	235,187
Robert L. Scott	23,301,283	254,592	235,187
Michael L. Golden	23,539,318	16,557	235,187
Jeffrey D. Buchanan	23,542,673	13,202	235,187
John B. Furman	23,539,813	16,062	235,187
Colton R. Melby	23,527,710	28,165	235,187
James J. Minder	23,535,998	19,877	235,187
Mitchell A. Saltz	23,543,633	12,242	235,187
I. Marie Wadecki	23,538,956	16,919	235,187
     The stockholders also ratified the selection of PricewaterhouseCoopers LLP as our auditors for fiscal 2006. The proposal was ratified as 23,663,357 shares voted for, 95,578 shares voted against, and 32,127 shares abstained. On October 11, 2005, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. On October 11, 2005, we engaged BDO Seidman, LLP, as our new independent registered public accounting firm.

Item 6. Exhibits
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
Dated: December 20, 2005

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