Form 10-K/A
period 2005-04-30
SMITH & WESSON HOLDING CORP
filed 2005-12-21
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005
Commission file number 1- 31552

SMITH & WESSON HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87 - 0543688

(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)
2100 Roosevelt Avenue
Springfield, Massachusetts 01104
(800) 331-0852

(Address including zip code, and telephone number
including area code, of Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by nonaffiliates of the registrant (19,287,886 shares) based on the last reported price of the registrant’s Common Stock on the American Stock Exchange on October 31, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $28,546,071. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of July 31, 2005, there were outstanding 32,128,917 shares of the registrant’s Common Stock, par value $.001 per share.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE	1

PART II
ITEM 9B. OTHER INFORMATION	1

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	1

SIGNATURES	3
Exhibit 10.26
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K of Smith & Wesson Holding Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2005 (the “Original Filing”).
     The Company is filing this Amendment No. 1 solely to (i) provide disclosure in Part II, Item 9B related to a consulting agreement between the Company and one of its directors; and (ii) to amend and restate Part IV, Item 15(c), to add the consulting agreement as an exhibit and to include previously filed exhibits in the exhibit list that were inadvertently omitted in the Original Filing. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.
     Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
PART II
Item 9B. Other Information
     On February 1, 2005, the Company and Robert L. Scott, a director of the Company, entered into a one-year consulting agreement under which Mr. Scott agreed to provide consulting services relating to sales, marketing, and special projects. A copy of the agreement is filed herewith as Exhibit 10.26. The agreement provides for compensation to Mr. Scott of $1,500 per month, plus a fee of $1,000 for each day that Mr. Scott travels on Company business at the request of the Company’s Chief Executive Officer.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     (c) Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Bylaws. (2)
3.3	Amendment to the Bylaws dated November 2, 2001. (3)
3.4	Amendment to the Bylaws dated July 24, 2002. (4)
4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001. (5)
4.2	2001 Stock Option Plan. (6)
4.3	Form of Option to 2001 Stock Option. (6)
4.4	Employee Stock Purchase Agreement dated as of April 1, 2002. (6)
4.5	Form of Subscription Agreement to Employee Stock Purchase Agreement. (6)
4.6	2004 Incentive Compensation Plan. (1)
4.7	Warrant issued to Mitchell L. Saltz. **
4.8	Warrant issued to Robert L. Scott. **
10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000. (7)
10.2	Agreement with Walther / UMAREX dated August 1, 1999. (7)
10.3	Trademark License Agreement with UMAREX / Gutman Cutlery dated July 1, 2000. (7)
10.4	Agreement with Western Mass Electric dated July 6, 1998. (7)
10.5	Agreement with Western Mass Electric dated December 18, 2000. (7)
10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000. (7)
10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000. (7)

1

10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996. (7)
10.9	Master Supply Agreement with Remington Arms dated August 1, 2001. (8)
10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A. (9)
10.11	Revolving Line of Credit Note, dated January 11, 2005. (9)
10.12	Commercial Term Promissory Note, dated January 11, 2005. (9)
10.13	Commercial Real Estate Term Promissory Note, dated January 11, 2005. (9)
10.14	Equipment Line of Credit Note, dated January 11, 2005. (9)
10.15	Mortgage and Security Agreement, dated January 11, 2005, by and between the Registrant and Banknorth, N.A. (9)
10.16	Mortgage and Security Agreement, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A. (9)
10.17	Guaranty, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A. (9)
10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority. (10)
10.19	Environmental Agreement with Springfield Redevelopment Authority. (10)
10.20	Promissory Note from Springfield Redevelopment Authority. (10)
10.21	Agreement with Carl Walther GmbH. (11)
10.22	Resignation and Release Agreement dated November 29, 2004 between the Registrant and Roy C. Cuny. (12)
10.23	Employment Agreement with Michael F. Golden. (13)
10.24	Partial Release and Agreement between the Registrant, Stinger Systems, Inc., and Roy C. Cuny. (14)
… 10.25	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004. (15)
10.26	Consulting Agreement with Robert L. Scott. *
21.1	Subsidiaries of the Company. **
23.1	Consent of PricewaterhouseCoopers LLP. **
31.1	Rule 13a-14(a) / 15d014(a) Certification of Principal Executive Officer. *
31.2	Rule 13a-14(a) / 15d014(a) Certification of Principal Financial Officer. *
32.1	Section 1350 Certification of Principal Executive Officer. *
32.2	Section 1350 Certification of Principal Financial Officer. *

*	Filed herewith.

**	Previously filed as an exhibit to the Form 10-K for the fiscal year ended April 30, 2005 filed with the SEC on August 15, 2005.

…	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 4, 2000.

(3)	Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(4)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on July 29, 2002.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 29, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(8)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(9)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(10)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 18, 2003.

(11)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on July 16, 2004.

(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 30, 2004.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 4, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2005.

(15)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 10, 2005.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

Date: December 21, 2005	By:	/s/ Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

3

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Bylaws. (2)
3.3	Amendment to the Bylaws dated November 2, 2001. (3)
3.4	Amendment to the Bylaws dated July 24, 2002. (4)
4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001. (5)
4.2	2001 Stock Option Plan. (6)
4.3	Form of Option to 2001 Stock Option. (6)
4.4	Employee Stock Purchase Agreement dated as of April 1, 2002. (6)
4.5	Form of Subscription Agreement to Employee Stock Purchase Agreement. (6)
4.6	2004 Incentive Compensation Plan. (1)
4.7	Warrant issued to Mitchell L. Saltz. **
4.8	Warrant issued to Robert L. Scott. **
10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000. (7)
10.2	Agreement with Walther / UMAREX dated August 1, 1999. (7)
10.3	Trademark License Agreement with UMAREX / Gutman Cutlery dated July 1, 2000. (7)
10.4	Agreement with Western Mass Electric dated July 6, 1998. (7)
10.5	Agreement with Western Mass Electric dated December 18, 2000. (7)
10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000. (7)
10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000. (7)
10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996. (7)
10.9	Master Supply Agreement with Remington Arms dated August 1, 2001. (8)
10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A. (9)
10.11	Revolving Line of Credit Note, dated January 11, 2005. (9)
10.12	Commercial Term Promissory Note, dated January 11, 2005. (9)
10.13	Commercial Real Estate Term Promissory Note, dated January 11, 2005. (9)
10.14	Equipment Line of Credit Note, dated January 11, 2005. (9)
10.15	Mortgage and Security Agreement, dated January 11, 2005, by and between the Registrant and Banknorth, N.A. (9)
10.16	Mortgage and Security Agreement, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A. (9)
10.17	Guaranty, dated January 11, 2005, by the Registrant in favor of Banknorth, N.A. (9)
10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority. (10)
10.19	Environmental Agreement with Springfield Redevelopment Authority. (10)
10.20	Promissory Note from Springfield Redevelopment Authority. (10)
10.21	Agreement with Carl Walther GmbH. (11)
10.22	Resignation and Release Agreement dated November 29, 2004 between the Registrant and Roy C. Cuny. (12)
10.23	Employment Agreement with Michael F. Golden. (13)
10.24	Partial Release and Agreement between the Registrant, Stinger Systems, Inc., and Roy C. Cuny. (14)
…10.25	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004. (15)
10.26	Consulting Agreement with Robert L. Scott. *
21.1	Subsidiaries of the Company. **
23.1	Consent of PricewaterhouseCoopers LLP. **
31.1	Rule 13a-14(a) / 15d014(a) Certification of Principal Executive Officer. *
31.2	Rule 13a-14(a) / 15d014(a) Certification of Principal Financial Officer. *
32.1	Section 1350 Certification of Principal Executive Officer. *
32.2	Section 1350 Certification of Principal Financial Officer. *

*	Filed herewith.

**	Previously filed as an exhibit to the Form 10-K for the fiscal year ended April 30, 2005 filed with the SEC on August 15, 2005.

…	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 4, 2000.

(3)	Incorporated by reference to the Company’s Form 10-QSB filed with the SEC on December 12, 2001.

(4)	Incorporated by reference to the Company’s Form 10-KSB filed with the SEC on July 29, 2002.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 29, 2001.

(6)	Incorporated by reference to the Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(7)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(8)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(9)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(10)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 18, 2003.

(11)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on July 16, 2004.

(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 30, 2004.

(13)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on December 4, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2005.

(15)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 10, 2005.