Form 10-Q
period 2006-01-31
SMITH & WESSON HOLDING CORP
filed 2006-03-17
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

Commission File No. 001-31552

Smith & Wesson Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts	01104 (Zip Code)
(Address of principal executive offices)

(800) 331-0852

(Registrant’s telephone number, including area code):

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer ☐                    Accelerated filer     ☐                    Non-accelerated filer     ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The registrant had 39,206,647 common shares, par value $0.001, outstanding as of March 9, 2006.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 31, 2006

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2006	April 30, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$955,405	$4,081,475
Accounts receivable, net of allowance for doubtful accounts of $71,422 on January 31, 2006 and $75,000 on April 30, 2005	19,225,900	18,373,713
Inventories	20,776,154	19,892,581
Other current assets	2,856,223	2,388,286
Deferred income taxes	4,722,853	6,119,561
Income tax receivable	410,541	3,701

Total current assets	48,947,076	50,859,317

Property, plant and equipment, net	22,775,166	16,726,361
Intangibles, net	348,530	364,908
Notes receivable	1,000,000	1,029,812
Deferred income taxes	6,688,268	7,806,702
Other assets	4,332,878	5,205,246

Total Assets	$84,091,918	$81,992,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of notes payable	$4,164,292	$1,586,464
Accounts payable	9,143,342	12,034,692
Accrued other expenses	3,524,225	3,482,425
Accrued payroll	4,105,737	3,220,730
Accrued taxes other than income	700,429	589,449
Accrued profit sharing	1,165,751	2,403,019
Accrued workers’ compensation	428,884	536,773
Accrued product liability	2,750,000	2,524,996
Accrued warranty	1,203,002	1,416,092
Deferred revenue	4,836	15,646
Financial instrument liability	1,021,200	—

Total current liabilities	28,211,698	27,810,286

Notes payable, net of current portion	14,773,894	16,028,424

Other non-current liabilities	6,887,464	11,062,459

Commitments and Contingencies (Note 9)
Contingently redeemable common stock (Note 11)	23,197,357	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 33,206,647 shares on January 31, 2006 and 31,974,017 shares on April 30, 2005 issued and outstanding	33,207	31,974
Additional paid-in capital	7,171,980	27,744,819
Retained earnings (deficit)	3,816,318	(685,616)

Total stockholders’ equity	11,021,505	27,091,177

Total Liabilities & Stockholders’ Equity	$84,091,918	$81,992,346

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

		Restated		Restated
		(Note 12)		(Note 12)
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005

	(Unaudited)
Net product and services sales	$38,635,764	$31,145,521	$106,022,454	$87,992,435
License revenue	418,462	417,100	1,700,652	1,339,868
Cost of products and services sold	27,777,988	23,813,847	76,222,532	59,796,476
Cost of license revenue	3,222	600	83,867	34,421

Gross profit	11,273,016	7,748,174	31,416,707	29,501,406

Operating expenses:
Research and development, net	73,816	64,862	215,682	140,185
Selling and marketing	4,143,553	3,716,024	11,864,313	9,737,460
General and administrative	5,177,335	3,323,250	14,491,382	11,902,266
Environmental credits	—	—	(3,087,810)	—

Total operating expenses	9,394,704	7,104,136	23,483,567	21,779,911

Income from operations	1,878,312	644,038	7,933,140	7,721,495

Other income (expense):
Other income (expense), net	239,880	(234,744)	461,557	(27,438)
Interest income	26,091	89,957	84,246	273,256
Interest expense	(389,498)	(711,161)	(1,301,117)	(2,365,799)

	(123,527)	(855,948)	(755,314)	(2,119,981)

Income (loss) before income taxes	1,754,785	(211,910)	7,177,826	5,601,514
Income tax provision (benefit)	632,491	(58,798)	2,675,892	2,181,217

Net income (loss)	$1,122,294	$(153,112)	$4,501,934	$3,420,297

Weighted average number of common and common equivalent shares outstanding, basic	39,206,647	31,499,193	35,727,717	31,262,905

Net income (loss) per share, basic	$0.03	$(0.00)	$0.13	$0.11

Weighted average number of common and common equivalent shares outstanding, diluted (Note 10)	39,893,706	31,499,193	39,485,115	36,301,824

Net income (loss) per share, diluted (Note 10)	$0.02	$(0.00)	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended January 31, 2006

	Preferred Stock		Common Stock			Retained	Total
					Additional	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	(Deficit)	Equity

Balance at April 30, 2005	—	$—	31,974,017	$31,974	$27,744,819	$(685,616)	$27,091,177
Exercise of warrants			829,700	830	915,602		916,432
Repurchase of common stock warrants from former employees			—	—	(23,950,701)		(23,950,701)
Exercise of employee stock options			314,458	315	342,828		343,143
Shares issued under Employee Stock Purchase Plan			88,472	88	188,143		188,231
Stock-based compensation					972,849		972,849
FAS123(R) tax benefit					958,440		958,440
Net income for the nine months ended January 31, 2006						4,501,934	4,501,934

Balance at January 31, 2006	—	$—	33,206,647	$33,207	$7,171,980	$3,816,318	$11,021,505

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended:

		Restated
		(Note 12)
	January 31, 2006	January 31, 2005

Cash flows from operating activities:
Net income	$4,501,934	$3,420,297
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	2,960,393	1,718,205
Gain on disposal of IdentiKit	—	(450,515)
Loss (gain) on disposal of assets	48,220	(94,377)
Write-off of patents	—	39,741
Deferred taxes	2,515,142	1,963,039
Provision for losses on accounts receivable	14,700	9,800
Provision for excess and obsolete inventory	830,857	408,104
Valuation adjustment of derivative financial instruments	(166,800)	—
Stock-based compensation expense	1,931,289	416,457
Changes in operating assets and liabilities:
Accounts receivable	(866,887)	367,494
Inventories	(1,714,430)	(1,412,775)
Other current assets	(467,937)	(551,331)
Income tax receivable	(439,228)	25,809
Accounts payable	(2,891,350)	1,145,549
Accrued payroll	885,007	(1,329,941)
Accrued profit sharing	(1,237,268)	(548,233)
Accrued taxes other than income	110,980	(18,824)
Accrued other expenses	41,800	(387,151)
Accrued income taxes	32,388	—
Accrued workers’ compensation	(107,889)	75,000
Accrued product liability	225,004	(302,640)
Accrued warranty	(213,090)	(167,367)
Other non-current liabilities	(4,174,996)	(3,829,915)
Deferred revenue	(10,810)	285,160

Net cash provided by operating activities	1,807,029	781,586

Cash flows from investing activities:
Note receivable	29,812	31,669
Proceeds from sale of marketable securities	—	1,518,493
Reductions in collateralized cash deposits	—	22,673,059
Payments to acquire patents	(2,870)	(25,477)
Proceeds from sale of IdentiKit	—	300,000
Proceeds from sale of property and equipment	35,901	105,375
Payments to acquire property and equipment	(8,798,886)	(7,387,105)

Net cash (used for) provided by investing activities	(8,736,043)	17,216,014

Cash flows from financing activities:
Other assets	597,184	1,378,860
Payment on notes payable, Tomkins	—	(27,000,000)
Proceeds from loans and notes payable	2,500,000	18,000,000
Debt issuance costs	—	(644,843)
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	531,374	476,184
Proceeds from sale of common stock and common warrants	24,385,357	123,307
Repurchase of common stock warrants from former employees	(23,950,701)	—
Proceeds from exercise of warrants to acquire common stock	916,432	—
Payments on loans and notes payable	(1,176,702)	(14,909,502)

Net cash provided by (used for) financing activities	3,802,944	(22,575,994)

Net decrease in cash and cash equivalents	(3,126,070)	(4,578,394)
Cash and cash equivalents, beginning of year	4,081,475	5,510,663

Cash and cash equivalents, end of period	$955,405	$932,269

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended January 31, 2006 and 2005

(1)	Basis of Presentation:

      The consolidated balance sheet as of January 31, 2006, the consolidated statements of operations for the three and nine months ended January 31, 2006 and 2005, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2006, and the consolidated statements of cash flows for the nine months ended January 31, 2006 and 2005 have been prepared by us, without audit. The quarter end for our wholly owned subsidiary, Smith & Wesson Corp., was January 29, 2006, a two-day variance to our reported fiscal quarter end of January 31, 2006. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2006 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2005 has been derived from our audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2005. The results of operations for the nine months ended January 31, 2006 may not be indicative of the results that may be expected for the year ended April 30, 2006 or any other period.

(2)	Organization:

Organization

      We were incorporated on June 17, 1991 in the state of Nevada.

      Our wholly owned subsidiary, Smith & Wesson Corp., was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, Smith & Wesson Corp. has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware that is a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.

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

The Acquisition

      Pursuant to a Stock Purchase Agreement dated as of May 11, 2001 between Tomkins and us, we acquired all of the issued and outstanding stock of Smith & Wesson Corp. As a result of the acquisition, Smith & Wesson Corp. became our wholly owned subsidiary. We paid $15,000,000 in exchange for all of the issued and outstanding shares of Smith & Wesson Corp. as follows:

•	$5 million, which was paid at closing in cash.

•	$10 million due on or before May 11, 2002 pursuant to the terms of an unsecured promissory note issued by us to Tomkins providing for interest at a rate of 9% per year. During March 2002, we obtained a bank loan and paid off the entire loan balance.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73,830,000, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23,830,000 of the Tomkins note to the capital of Smith & Wesson Corp., leaving a balance of $50,000,000. Immediately subsequent to the acquisition, we paid $20,000,000 on the Tomkins note. We repaid an additional $2,000,000 of the outstanding principal balance in April 2003 and another $1,000,000 in October 2003. The outstanding principal balance and interest payable on the Tomkins note as of January 11, 2005 was $25,095,322 with an interest rate of 9% per annum. During January 2005, we obtained a bank loan and paid off the entire note balance.

•	A receivable of $464,500 due from Tomkins to us, which has been collected.

(4)	Debt:
      In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, and property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans with TD BankNorth. We used the cash that was collateral for our existing line of credit with TD BankNorth toward the repayment of the Tomkins Note.
      The new credit facility consists of the following:
      (1) A revolving line of credit in an amount up to a maximum amount of the lesser of (a) $17 million; or (b) (i) 85% of the net amount of our eligible receivables as defined; (ii) plus the lesser of $6 million or 70% of eligible raw materials inventory; plus (iii) 60% of eligible finished goods inventory; and (iv) plus 40% of eligible finished parts inventory. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage). The amount available under this line of credit is reduced by any outstanding letters of credit, an ACH holdback of $420,000, and 15% of any outstanding forward hedging contracts. There was $2.5 million outstanding under this line of credit as of January 31, 2006 bearing interest at a rate of 7.50% per annum.
      (2) A seven-year, $10.7 million term loan bearing interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due on January 11, 2012.
      (3) A ten-year, $5.8 million term loan bearing interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.
      (4) A $5 million credit arrangement for capital expenditures, which will bear interest at a variable rate until April 30, 2006 equal to either prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), and then either a variable rate equal to LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage), or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2006 plus 200 basis points, in each case with the applicable rate selected by us. The aggregate availability of this facility will cease on April 30, 2006, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years. There were no amounts outstanding as of January 31, 2006.
      We are in full compliance with all bank covenants as of January 31, 2006.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventory:
      The composition of our inventories, stated at lower of first in, first out cost or market, is as follows:

	January 31, 2006	April 30, 2005

Finished goods	$6,457,335	$7,456,857
Finished parts	9,840,453	8,973,434
Work in process	2,864,514	1,917,912
Raw material	1,613,852	1,544,378

	$20,776,154	$19,892,581

(6)	Advertising Costs:
      We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the nine months ended January 31, 2006 and 2005, advertising expense was approximately $5,337,000 and $4,150,000, respectively.

(7)	Warranty Reserve:
      We generally provide a lifetime warranty to the original purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2006 and 2005 was $748,516 and $1,013,204, respectively.
      The change in accrued warranties for the nine months ended January 31, 2006 and the fiscal year ended April 30, 2005 was as follows:

	Nine Months	Nine Months
	Ended	Ended	Year Ended
	January 31, 2006	January 31, 2005	April 30, 2005

Beginning Balance	$1,639,545	$1,742,917	$1,742,917
Provision for warranties	748,516	1,013,204	1,539,400
Warranty claims	(970,593)	(1,186,977)	(1,642,772)

Ending Balance	$1,417,468	$1,569,144	$1,639,545

(8)	Self-Insurance Reserves:
      As of January 31, 2006 and April 30, 2005, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $9,684,696 and $10,658,339, respectively, of which $5,684,792 and $6,723,647, respectively, have been classified as non-current and included in other non-current liabilities, and the remaining amounts of $3,999,904 and $3,934,692, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $1,113,288 and $1,581,028 for the nine months ended January 31, 2006 and 2005, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2006 and April 30, 2005, we had product liability reserves of approximately $7.5 million and $8.0 million, respectively, consisting entirely of estimated legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $5.2 million, of which approximately $4.0 million has been classified as other assets and the remaining $1.2 million has been classified as other current assets.

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
      At this time, an estimated range of reasonably possible additional losses, as that term is defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Loss Contingencies,” relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $583,000 at January 31, 2006, is set forth as an indication of possible maximum liability that we might be required to incur in these cases

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

      In the quarter ended January 31, 2006, defense costs of $125,000 were incurred and were paid directly by our insurance carriers. Consequently we have reduced our product liability and municipal litigation reserves and our receivable from insurers by $125,000.

      We have recorded the liability for defense costs at a level before reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

      On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act. The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation, by its terms, would result in the dismissal of the various cases against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them. No adjustments to municipal litigation reserves have been made as a result of the passage of this law.

Securities and Exchange Commission (“SEC”) Investigation

      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the quarter ended January 31, 2006.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 31, 2006, we had reserves of approximately $632,800 ($577,600 as non-current) for remediation of the remaining sites. The time frame for payment of such remediation for the remaining sites is currently indeterminable thus precluding any present value calculation. Our estimates of these costs are based upon presently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

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

      This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. We believe that the SRA plans to create a light industrial and other commercial use development park on the property. SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, we have released the reserve related to the property. This adjustment totaled approximately $3.1 million and is included as a credit to environmental expense within operating expenses for the nine months ended January 31, 2006. Based upon previously identified specific facts and circumstances, we may revise the environmental reserve in the future. Any revision could have a significant impact on us in the period in which an adjustment is made.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Stockholders’ Equity:

Common Stock

      During the nine months ended January 31, 2006, options or warrants were exercised and common stock issued as follows:

(a) During the nine months ended January 31, 2006, we issued 314,458 shares of common stock having a market value of $1,374,653 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $343,143.

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

Earnings per share

      The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the three months ended January 31, 2006 and 2005.

	Three Months Ended			Three Months Ended
	January 31, 2006			January 31, 2005 (Restated-Note 12)

	Net Income Available			Net Income Available
	to Common		Per Share	to Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$1,122,294	39,206,647	$0.03	$(153,112)	31,499,193	$(0.00)

Valuation adjustment of derivative financial instruments, net of tax	(182,670)	(315,745)		—	—

Effect of dilutive stock options and warrants	—	1,002,804		—	—

Diluted earnings per share	$939,624	39,893,706	$0.02	$(153,112)	31,499,193	$(0.00)

      Options and warrants to purchase 803,524 shares of our common stock were excluded for the three months ended January 31, 2006 as the effect would be antidilutive.

      The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2006 and 2005.

	Nine Months Ended			Nine Months Ended
	January 31, 2006			January 31, 2005 (Restated-Note 12)

	Net Income Available			Net Income Available
	to Common		Per Share	to Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$4,501,934	35,727,717	$0.13	$3,420,297	31,262,905	$0.11

Valuation adjustment of derivative financial instruments, net of tax	(108,658)	(103,470)		—

Effect of dilutive stock options and warrants	—	3,860,868		—	5,038,919

Diluted earnings per share	$4,393,276	39,485,115	$0.11	$3,420,297	36,301,824	$0.09

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options and warrants to purchase 165,000 and 890,833 shares of our common stock were excluded in the nine months ended January 31, 2006 and 2005, respectively, as the effect would be anti-dilutive.

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

      During the year ended April 30, 2005, Mr Scott exercised 311,250 warrants on a cashless basis resulting in 200,000 common shares issued. As a result, at year end 2005, the unexercised Salz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 311,250 warrants on a cashless exercise basis. As a result, we reinstated 111,250 warrants as unexercised warrants in May 2005.

      During May 2005, we amended the Saltz and Scott warrants to eliminate the cashless exercise feature, which permitted the warrants to be net share settled. The effect of this modification was determined not to cause incremental compensation cost.

      During the nine months ended January 31, 2006, Mr. Saltz exercised warrants to purchase 500,000 shares and Mr. Scott exercised warrants to purchase 329,700 shares on a gross basis resulting in 8,970,300 unexercised warrants at September 12, 2005.

      On September 12, 2005, we entered into an agreement under which Messrs. Saltz and Scott tendered their unexercised warrants to purchase 8,970,300 shares to us in exchange for a cash payment of $2.67 per share. The purchase of these warrants on September 12, 2005 did not result in additional compensation expense.

      The Saltz and Scott warrants were initially valued at $0.89 per share, or $7,983,567. See Note 12.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following outlines the activity related to these warrants for the periods indicated:

	Nine Months Ended January 31,

	2006		2005

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	9,688,750	$0.89	10,000,000	$0.89

Warrants sold to investors and issued to a placement agent during the period	1,320,000	$5.24	—

Reinstatement of warrants Mr. Scott previously exercised on a cashless basis	111,250	$0.89	—

Saltz and Scott exercised during the period	(829,700)	$0.89	—

Saltz and Scott repurchased during the period	(8,970,300)	$0.89	—

Warrants outstanding, end of the period	1,320,000	$5.24	10,000,000	$0.89

Shares exercisable, end of the period	1,320,000	$5.24	10,000,000	$0.89

Weighted average remaining life	215 days		1.5 years

Employee Stock Option and Employee Stock Purchase Plans

      We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants were not made under the 2001 Stock Option Plan following the approval of the 2004 Incentive Compensation Plan at our 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of our common stock, and such shares are available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock or deferred stock, the granting of stock appreciation rights, or the granting of dividend equivalents. The Board of Directors or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event at a price less than fair market value. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. Unless otherwise specified by the Board of Directors or board committee in the resolution authorizing such option, the date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. During the nine months ended January 31, 2006 and 2005, we granted options to purchase 810,000 shares and 970,000 shares, respectively. The number

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and weighted average exercise prices of options granted under the SOPs and an employee grant outside the SOPs for the nine months ended January 31, 2006 and 2005 were as follows:

	Nine Months Ended January 31,

	2006		2005

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,467,125	$1.30	2,389,092	$1.17

Granted during the period	810,000	$4.61	970,000	$1.53

Exercised during the period	(314,458)	$1.09	(456,583)	$1.04

Cancelled/forfeited during the period	(5,000)	$4.46	(289,751)	$1.53

Options outstanding, end of the period	2,957,667	$2.22	2,612,758	$1.29

Shares exercisable, end of the period	1,476,001	$1.35	1,566,922	$1.11

      A summary of stock options outstanding and exercisable at January 31, 2006 follows:

	Outstanding			Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31	Contractual Life	Exercise Price	January 31	Exercise Price

Range of Exercise Prices

$0.81 — $1.47	1,470,000	7.15 years	$1.13	973,335	$0.95

$1.48 — $4.46	1,297,667	8.92 years	$3.02	451,002	$1.72

$4.93 — $5.83	190,000	7.14 years	$5.30	51,664	$5.56

$0.81 — $5.83	2,957,667	7.92 years	$2.22	1,476,001	$1.35

      We also have an Employee Stock Purchase Plan (“the ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two year duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2006 and 2005, 88,472 and 106,811 shares were purchased under the ESPP, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended April 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified retrospective application method in adopting SFAS 123(R), which resulted in the restatement of prior period amounts in order to present comparable compensation data (Note 12). In accordance with SFAS 123(R), we have calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period. The following assumptions were used in valuing our options and ESPP under SFAS 123(R), granted during the three month periods ended January 31, 2006 and 2005; there were no warrants granted to employees during these periods:

	Three Months Ended
	January 31,

	2006	2005

Stock option grants:
Risk-free interest rate	4.57%	4.21%
Expected life	8 years	9.5 years
Expected volatility	74.3%	77.6%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.02%	2.00%
Expected life	6 months	6 months
Expected volatility	58.3%	56.5%
Dividend yield	0%	0%
      The following assumptions were used in valuing our options and ESPP under SFAS 123(R), granted during the nine month periods ended January 31, 2006 and 2005; there were no warrants granted to employees during these periods:

	Nine Months Ended
	January 31,

	2006	2005

Stock option grants:
Risk-free interest rate	4.21%	4.24%
Expected life	9.2 years	9.4 years
Expected volatility	73.5%	78.1%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	3.42%	1.75%
Expected life	6 months	1.4 years
Expected volatility	59.4%	75.3%
Dividend yield	0%	0%
      We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended January 31, 2006 and 2005 was $3.73 and $1.24, respectively. The weighted-average fair value of ESPP shares granted during the three months ended January 31, 2006 and 2005 was $1.76 and $0.53, respectively. The total stock-based compensation

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense related to SFAS 123(R) was $662,592 and $206,154 for the three months ended January 31, 2006 and 2005, respectively and $1,516,903 and $416,457 for the nine months ended January 31, 2006 and 2005, respectively. Stock-based compensation expense is included in general and administrative expenses.
      On August 1, 2005, we granted an option to purchase 25,000 shares of our common stock to a consultant which fully vested six months later on November 30, 2005. During the three months and nine months ended January 31, 2006, we recorded the estimated fair value of this option grant, totaling approximately $118,000, to general and administrative expenses in the accompanying statements of operations. We estimated the fair value of the option grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%, risk-free interest rate of 4.32%, an expected life of 10 years, and a dividend yield of 0%.

(11)	Private Placement Offering
      On September 12, 2005 we completed the sale of an aggregate of 6,000,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 1,200,000 shares of its common stock (the “Warrants”). The sale was made to institutional investors in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under such Act (the “Private Placement”). We received gross proceeds of $26,160,000 cash from the sale of theses Securities. We agreed to promptly file a registration statement with the Securities and Exchange Commission to register the Shares and shares of common stock issuable upon exercise of the Warrants (the “Registration Statement”). The Private Placement was made pursuant to a securities purchase agreement by and among us and the investors.
      The exercise price for the Warrants is $5.33 per share. The Warrants are exercisable beginning on March 12, 2006 and expire on the later to occur of (i) the 180th trading day following the date the Registration Statement is declared effective by the Securities and Exchange Commission, and (ii) the 210th day following the closing date of the Private Placement. As the Registration Statement was declared effective on January 10, 2006, the expiration date of the warrants is September 26, 2006. The number of shares issuable upon exercise of the Warrants is subject to adjustment for any stock dividends, stock splits or distributions by us, or upon any merger or consolidation or sale of assets of ours, tender or exchange offer for our common stock, or a reclassification of our common stock.
      We incurred issuance costs of $2,962,644, including the issuance of a warrant to purchase 120,000 shares of our common stock to the placement agent, having an initial fair value of $384,000. The exercise price of the placement agent’s warrants is $4.36 per share. The terms of the placement agent’s warrant are substantially the same as the Warrants sold to the investors except that it becomes exercisable on March 12, 2006 and expires on September 12, 2010.
      The proceeds from the Private Placement were used to repurchase outstanding common stock warrants held by Mitchell A. Saltz and Robert L. Scott, who are directors of our company, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, another director of our company, pursuant to which Messrs. Saltz, Scott, and Melby have agreed to sell to us, at our discretion under certain circumstances, an aggregate of 1,200,000 shares of our common stock, if requested by us, at a price per share of $5.33, which is equivalent to the exercise price of the warrants.
      Under the terms of the securities purchase agreement among us and the investors in the Private Placement, we are required to pay penalties if we fail to meet our obligations to register the Shares and shares issuable upon exercise of the warrants. Specifically, if any of the following events (each an “Event”) occurs, we will be required to pay cash as partial liquidated damages to the Private Placement investors: (i) if we fail to file a registration statement registering the Shares and shares issuable upon exercise of the Warrant or such registration statement is not declared effective on or prior to the dates specified in the securities purchase

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement; (ii) if, with certain exceptions, an investor is not permitted sell registered securities under the registration statement for any reason for five or more trading days in any calendar quarter; (iii) if, with certain exceptions, our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of three trading days in any calendar quarter; (iv) if we fail to deliver a certificate evidencing any securities to an investor within three days after delivery of such certificate is required or the exercise rights of the investor pursuant to the Warrants are otherwise suspended for any reason; or (v) we fail to have available a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue shares upon any exercise of the Warrants. As a result of these registration rights and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock,” we recorded the initial fair value of the Warrants and the placement agent’s warrants at the date of issuance, totaling $1,188,000, as a financial instrument liability, $804,000 and $384,000, respectively. Also in accordance with EITF 00-19, subsequent changes in fair value are being recorded in the consolidated statements of operations as general and administrative expenses. The total fair value of the warrants was $1,021,200 at January 31, 2006. During the three and nine months ended January 31, 2006, the related decrease in fair value of the warrants totaling $285,600 and $166,800, respectively, was recorded as a credit to general and administrative expenses.

      The following assumptions were used in determining the fair value of the outstanding warrants issued to investors and the placement agent in connection with the Private Placement as of January 31, 2006:

	Investor Warrants	Placement Agent Warrants

Risk-free interest rate	4.59%	4.47%

Expected lives	238 days	4.6 years

Expected volatility	55%	60%

Dividend yield	0%	0%

Fair value of warrant	$0.60	$2.51

      We have classified the net residual proceeds from the offering, which have been allocated to common stock, totaling $23,197,357, as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” This classification is the result of the registration rights within the securities purchase agreement, which may require us to pay cash penalties to the Private Placement investors, if certain conditions are not met and maintained, which remain outside of our control.

(12)	Restatement to Correct Accounting for Certain Stock Awards under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and to Adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (Revised 2004):

      In June 2005, we determined that our previously reported financial statements for 2002, 2003, 2004 and the first three quarters of fiscal 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants to two former employees in May 2001, containing a cashless exercise feature, and as a result compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to early adopt SFAS 123(R), “Share-Based Payment,” (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed a report on Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt FAS 123(R). The financial statements included in this Form 10-Q for the three and nine months ended January 31, 2005 have been restated to correct compensation expense and to adopt SFAS 123(R).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pre-tax impact for the three months ended January 31, 2005 on the statement of operations for these transactions under APB 25 was to decrease previously reported general and administrative expense by approximately $4,700,000. The impact of the adoption of SFAS 123(R) on the three months ended January 31, 2005 on operating expenses, income before income taxes, income tax expense, net income, cash flow from operations, cash flow from financing activities, and basic and fully diluted earnings per share is disclosed below.

	Three Months Ended January 31, 2005

		Restated For

		APB 25
		Accounting
	As Previously	For Stock	Adoption of
	Reported	Awards	SFAS 123(R)

Statement of Operations:
General and administrative expenses	$3,148,020	$7,882,220	$3,323,250
Total operating expenses	6,928,906	11,663,106	7,104,136
Income from operations	819,268	(3,914,932)	644,038
Loss before income taxes	(36,680)	(4,770,880)	(211,910)
Income tax expense	(4,022)	(1,748,101)	(58,798)
Net loss	(32,658)	(3,022,779)	(153,112)
Net loss per share, basic	$(0.00)	$(0.10)	$(0.00)
Net loss per share, diluted	$(0.00)	$(0.10)	$(0.00)

	Nine Months Ended January 31, 2005

		Restated For

		APB 25
		Accounting
	As Previously	For Stock	Adoption of
	Reported	Awards	SFAS 123(R)

Statement of Operations:
General and administrative expenses	$11,548,278	$14,982,478	$11,902,226
Total operating expenses	21,425,923	24,860,123	21,779,911
Income from operations	8,075,483	4,641,283	7,721,495
Income before income taxes	5,955,502	2,521,302	5,601,514
Income tax expense	2,252,307	984,458	2,181,217
Net income	3,703,195	1,536,844	3,420,297
Net income per share, basic	$0.12	$0.05	$0.11
Net income per share, diluted	$0.11	$0.04	$0.09

	As of January 31, 2005

		Restated For

		APB 25
		Accounting
	As Previously	For Stock	Adoption of
	Reported	Awards	SFAS 123(R)

Balance Sheet:
Deferred income taxes, noncurrent	$7,079,884	$11,011,698	$7,150,974
Accrued profit sharing	1,786,266	1,786,266	1,723,797
Additional paid-in capital	17,352,771	28,266,730	17,769,228
Retained earnings (deficit)	3,817,314	(3,164,831)	3,534,416

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2005. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.

Third Quarter Fiscal 2006 Highlights

      Net product sales for the three months ended January 31, 2006 was $38.6 million, a $7.5 million, or 24.0%, increase over net product sales of $31.1 million for the three months ended January 31, 2005. Firearms sales, our core business, increased for the quarter by $7.4 million, or 25.9%, compared with the three months ended January 31, 2005.

      Net income for the three months ended January 31, 2006 was $1.1 million compared with a loss of $153,112 for the three months ended January 31, 2005.

      During the quarter, we introduced and began shipment of our M&P pistol series. Sales during the quarter were primarily to the sporting goods trade channel. We have shipped samples to over 150 police departments for testing and evaluation. Sales in the third quarter were of the .40 caliber version of the pistol. We will ship a 9mm version, which is the preferred caliber in the international market, during the fourth quarter of this year.

      We also introduced and began shipments of our M&P15 tactical rifle. The domestic rifle and shotgun (“long guns”) market is $1.0 billion compared with the handgun market, which is approximately $600 million. The tactical rifle market is approximately a $130 million domestic market, but it is the fastest growing segment in the long gun market. We have conducted extensive research on the strength of the Smith & Wesson brand and have found that the brand has strong appeal in the long gun market. It is also a natural progression for us because our sales force services the same customer base. There is also a growing demand for tactical rifles in law enforcement as many agencies are replacing the pump shotguns that have been traditionally carried in police vehicle with a tactical rifle.

      During the second quarter, we completed the transition of our domestic sporting goods sales force from one that was a mixture of employees and manufacturer representatives to one that was solely made up of our employees. Our intention was to provide better coverage at point of sale. We have begun to see significant results from that change, with sporting goods sales up 24% for the quarter ended January 31, 2006 compared with the quarter ended January 31, 2005.

Restatement/ SEC Inquiry

      In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in January 2004, and the amended Quarterly Reports on Form 10-QSB for the January quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing.

      In June 2005, we determined that our previously reported financial statements for 2002, 2003, 2004 and the first three quarters of 2005 required restatement to increase compensation expense for certain employee stock awards. We issued warrants to two former employees in May 2001, containing a cashless exercise feature, and as a result compensation expense should have been adjusted in subsequent periods through April 30, 2005 for increases or decreases in the quoted value of our stock. In addition, in fiscal 2004 and 2005, we should have recorded compensation expense resulting from the modification of certain vested stock options for terminating employees. For the year ended April 30, 2005, we decided to early adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (Revised 2004), (SFAS 123(R)), using the modified retrospective application method. We filed a report on Form 8-K on July 1, 2005 describing the need to restate our previously issued financial statements to correct compensation expense and our decision to adopt SFAS 123(R). The financial statements included in this Form 10-Q for the three and nine months ended January 31, 2005 have been restated to correct compensation expense and to adopt SFAS 123(R). The effect of this restatement is described in Note 12 to the consolidated financial statements.

Results of Operations

Net Product Sales

      The following table sets forth certain information relative to net product sales for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Revolvers	$15,924,265	$13,242,168	$2,682,097	20.3%

Pistols	11,645,134	7,222,119	4,423,015	61.2%

Walther	3,343,368	4,902,180	(1,558,812)	(31.8)%

Performance Center	2,508,385	1,822,552	685,833	37.6%

Rifles	360,178	—	360,178	—

Engraving	1,237,359	481,076	756,283	157.2%

Other	959,860	899,012	60,848	6.8%

Total Firearms	35,978,549	28,569,107	7,409,442	25.9%

Handcuffs	1,280,714	1,025,626	255,088	24.9%

Specialty Services	622,044	810,733	(188,689)	(23.3)%

Other	754,457	740,055	14,402	1.9%

Non-Firearms	2,657,215	2,576,414	80,801	3.1%

Total	$38,635,764	$31,145,521	$7,490,243	24.0%

      We recorded net product sales of $38,635,764 for the three months ended January 31, 2006, an increase of $7,490,243, or 24.0%, over the three months ended January 31, 2005. Firearms sales increased by $7,409,442, or 25.9%, over the comparable quarter last year. Non-firearm sales for the three months ended January 31, 2006 increased by $80,801, or 3.1%, compared with the three months ended January 31, 2005 due to higher handcuff sales, partially offset by lower specialty services sales.

      Revolver sales increased by $2,682,097, or 20.3%, for the three months ended January 31, 2006 to $15,924,265, compared with the three months ended January 31, 2005. The increase resulted from a 24.3% increase in units sold, primarily in the sporting and international trade channels. The revolver order backlog was at $4,773,881 at January 31, 2006.

      Pistol sales of $11,645,134 were $4,423,015 or 61.2% higher, for the three months ended January 31, 2006, than for the three months ended January 31, 2005. The increase in pistol sales was attributable to the introduction of the M&P pistol as well as the government contract for 5,500 Sigma pistols for the Afghanistan National Police. The pistol order backlog was at $5,931,184 at January 31, 2006. In February 2006, we received a $15.0 million contract from the U.S. government for 51,000 pistols and accessories for the Afghanistan National Police. The bulk of this order will ship in fiscal 2007.

      We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales decreased by $1,558,812, or 31.8%, for the three months ended January 31, 2006 compared with the three months ended

January 31, 2005. The decrease in Walther sales was attributable to lower demand for the P99 pistol and G22 rifle. Walther order backlog was at $2,183,473 at January 31, 2006.

      Performance Center sales increased by $685,833, or 37.6%, for the three months ended January 31, 2006 to $2,508,385, compared with the three months ended January 31, 2005. Custom variations of the Model 460 were responsible for the increase in sales. The Performance Center had an order backlog of $1,557,874 at January 31, 2006.

      Engraving sales increased by $756,283, or 157.2%, for the three months ended January 31, 2006 as compared with the three months ended January 31, 2005. This increase resulted from our increased emphasis on the marketing of the engraving services.

      We began shipments of our M&P 15 tactical rifle in January 2006. The product was formally introduced at the SHOT Show in Las Vegas in February. Shipments during the quarter were to our sporting goods distribution channel. We have received requests from approximately 80 law enforcement agencies for test and evaluation.

      Sales through our sporting goods distribution channel increased by over 24% for the three months ended January 31, 2006 compared with the three months ended January 31, 2005. International sales increased by over 48% for the three months ended January 31, 2006 compared with the three months ended January 31, 2005. Federal government sales accounted for $1.3 million in sales for the three months ended January 31, 2006 compared with zero for the quarter ended January 31, 2005. Law enforcement sales declined by 23% for the three months ended January 31, 2006. The focus of many law enforcement agencies is on the M&P pistol. Over 150 agencies have requested samples for test and evaluation. Most of these evaluations were still in process as of January 31, 2006.

      The following table sets forth certain information relative to net product sales for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Revolvers	$44,345,961	$39,446,942	$4,899,019	12.4%

Pistols	30,733,009	19,078,586	11,654,423	61.1%

Walther	10,626,748	12,544,901	(1,918,153)	(15.3)%

Performance Center	6,528,818	6,227,328	301,490	4.8%

Rifles	360,178	—	360,178	—

Engraving	3,311,997	822,019	2,489,978	302.9%

Other	2,596,415	2,207,402	389,013	17.6%

Total Firearms	98,503,126	80,327,178	18,175,948	22.6%

Handcuffs	3,521,513	3,117,184	404,329	13.0%

Specialty Services	2,116,196	2,674,851	(558,655)	(20.9)%

Other	1,881,619	1,873,222	8,397	0.4%

Non-Firearms	7,519,328	7,665,257	(145,929)	(1.9)%

Total	$106,022,454	$87,992,435	$18,030,019	20.5%

      Sales for the nine months ended January 31, 2006 were $106,022,454, an increase of $18,030,019, or 20.5%, over the nine months ended January 31, 2005. Firearms sales increased by $18,175,948, or 22.6%, over the comparable period last year. Non-firearm sales for the nine months ended January 31, 2006 declined by $145,929, or 1.9%, compared with the nine months ended January 31, 2005 due to lower Specialty Services sales, partially offset by increase in handcuff sales.

      Revolver sales increased by $4,899,019, or 12.4%, for the nine months ended January 31, 2006 to $44,345,961 compared with $39,446,942 for the nine months ended January 31, 2005. Units sold increased by

14.2% for the nine months ended January 31, 2006 as compared with nine months ended January 31, 2005, with the bulk of the sales increase attributable to the introduction of the Model 460 revolver.
      Pistol sales of $30,733,009 were $11,654,423, or 61.1%, higher for the nine months ended January 31, 2006 compared with the comparable period last year. The increase in pistol sales was attributable to the introduction of our M&P pistol series and increased sales of our Sigma polymer pistol line. Sales of polymer pistols increased by 138.7% from approximately 32,100 units for the nine months ended January 31, 2005 to approximately 76,600 units for the nine months ended January 31, 2006. The Afghanistan military contracts accounted for approximately 50.6% of the increase, with increased consumer demand responsible for the balance.
      Walther firearms sales declined by $1,918,153 for the nine months ended January 31, 2006 due to lower sales of the P22 and P99 pistols. Performance Center sales increased by $301,490, or 4.8%, for the nine months ended January 31, 2006 to $6,528,818, compared with the comparable period last year. Higher sales of custom revolvers were responsible for the decrease in sales.
      Engraving sales increased by $2,489,978, or 302.9%, for the nine months ended January 31, 2006 compared with the comparable period last year. This increase was a result of our increase emphasis on the marketing of the engraving services.
      Non-firearms sales declined by $145,929, or 1.9%, for the nine months ended January 31, 2006 as a result of lower Specialty Services revenue. Handcuff sales increased by $404,329, or 13.0%, over the nine months ended January 31, 2005 as compared with nine months ended January 31, 2005.
      Sales through our sporting goods distribution channel increased by over 13% for the nine months ended January 31, 2006, while international sales increased by over 50% as compared with nine months ended January 31, 2005. Sales to the Federal government, which were essentially non-existent last year, were $5.7 million for the nine months ended January 31, 2006. Law enforcement sales were down about 9% for the nine months ended January 31, 2006 as compared with nine months ended January 31, 2005 due to the fact that many of our customers are waiting to evaluate the M&P pistol.
Licensing Revenue
      The following table sets forth certain information relative to licensing revenue for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Licensing Revenue	$418,462	$417,100	$1,362	0.3%

      Licensing revenue for the three months ended January 31, 2006 increased by $1,362, or 0.3%, compared with the three months ended January 31, 2005. During the quarter we added two new licensees (Sentry Safes and Joe Blow T’s). We also terminated our agreement with an existing licensee.
      The following table sets forth certain information relative to licensing revenue for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Licensing Revenue	$1,700,652	$1,339,868	$360,784	26.9%

      Licensing revenue for the nine months ended January 31, 2006 was $1,700,652, an increase of $360,784, or 26.9%, over the nine months ended January 31, 2005. A first quarter audit of an existing licensee revealed an underpayment in royalties for prior years totaling $350,000. The underpayment was recorded as revenue during the quarter ended July 31, 2005. In addition, a contract extension with another licensee in the quarter ended July 31, 2005 yielded an advance payment of $100,000.
      The past 12 months have seen the focus of our licensing efforts on addressing issues with under-performing/non-performing licensees. During the nine months ended January 31, 2006, we have terminated licensing agreements with two licensees for non-payment of royalties. These licensees accounted for approximately $240,000 in licensing revenue for the nine months ended January 31, 2005.
Cost of Sales, Services, and Licensing and Gross Profit
      The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Cost of sales and services	$27,781,210	$23,814,447	$3,966,763	16.7%
As a % sales and licensing revenue	71.1%	75.5%
Gross profit	$11,273,016	$7,748,174	$3,524,842	45.5%
As a % sales and licensing revenue	28.9%	24.5%
      Gross profit for the three months ended January 31, 2006 increased by $3,524,842, or 45.5%, from the three months ended January 31, 2005. The $7.5 million in increased sales for the quarter ended January 31, 2006 resulted in $2.6 million in additional gross profit. We also realized $239,541 in labor savings from improved efficiency. Utility costs for the quarter increased by $354,963, or 50.6%, over the comparable period last year. Depreciation expense for the quarter increased by $262,454 compared with the quarter ended January 31, 2005. Warranty expense increased by $260,889 for the quarter January 31, 2006 compared with the quarter ended January 31, 2005. Insurance expense increased by $232,730 for the quarter ended January 31, 2006, compared with the quarter ended January 31, 2005. Workers’ compensation expense for the quarter was $132,498 higher than the quarter ended January 31, 2005.
      Gross profit, as a percentage of net product sales and licensing revenue, increased from 24.5% for the three months January 31, 2005 to 28.9% for the three months ended January 31, 2006.
      The following table sets forth certain information regarding cost of sales and services and gross profit for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Cost of sales and services	$76,306,399	$59,830,897	$16,475,502	27.5%
As a % sales and licensing revenue	70.8%	67.0%
Gross profit	$31,416,707	$29,501,406	$1,915,301	6.5%
As a % sales and licensing revenue	29.2%	33.0%
      Gross profit for the nine months ended January 31, 2006 increased by $1,915,301, or 6.5%, from the nine months ended January 31, 2005. Gross profit for the nine months ended January 31, 2005 included a $2.2 million favorable adjustment to our municipal litigation receivable as a result of a settlement reached with one of our insurance carriers in October 2004. We also received a $1.9 million refund as part of that settlement which further improved gross profit. Excluding the impact of these transactions, gross profit for the nine months ended January 31, 2006 actually improved by $6.0 million when compared with the nine months ended January 31, 2005. The $18.0 million in increased sales for the nine months ended January 31, 2006 resulted in approximately $6.3 million in additional gross profit.
      Depreciation expense for the nine months ended January 31, 2006 increased by $946,871 to $2,623,934 compared with $1,159,316 for the nine months ended January 31, 2005. Utility costs increased by $694,494, or 37.4% for the nine months ended January 31, 2006 compared with the nine months ended January 31, 2005. Warranty expense decreased by $264,688 for the nine months ended January 31, 2006 compared with the nine months ended January 31, 2005. Gross profit, as a percentage of net product sales and licensing revenue, decreased from 33.0% for the nine months ended January 31, 2005 to 29.2% for the nine months ended January 31, 2006. Gross profit for the nine months ended January 31, 2005, as a percentage net product sales and licensing revenue, was 28.4%, excluding the insurance impact.

Operating Expenses
      The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Research and development, net	$73,816	$64,862	$8,954	13.8%
Sales and marketing	4,143,553	3,716,024	427,529	11.5%
General and administrative	5,177,335	3,323,250	1,854,085	55.8%
Operating expenses	$9,394,704	$7,104,136	$2,290,568	32.2%
As a % sales and licensing revenue	24.1%	22.5%
      Operating expenses for the three months ended January 31, 2006 increased by $2,290,568, or 32.2%, over the three months ended January 31, 2005. Sales and marketing expenses increased by $427,529 due to our investment in additional resources to increase our market penetration in the law enforcement and federal government trade channels, as well as cost associated with our NASCAR program. In the three months ended January 31, 2006, we also incurred $662,392 in stock option expense relative to SFAS 123(R), an increase of $456,238 over the amount incurred in the three months ended January 31, 2005. During the quarter ended January 31, 2006, we recognized income of $285,600 on a fair value adjustment related to the liability associated with warrants issued in a private equity placement in September 2005. We also incurred $676,626 in consulting fees relative to the implementation of Sarbanes-Oxley compliance.
      Operating expenses, as a percentage of product sales and licensing, increased by 1.6% to 24.1% for the three months ended January 31, 2006 as compared with the three months ended January 31, 2005.
      The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Research and development, net	$215,682	$140,185	$75,497	53.9%
Sales and marketing	11,864,313	9,737,460	2,126,853	21.8%
General and administrative	14,491,382	11,902,266	2,589,116	21.8%
Environmental	(3,087,810)	—	(3,087,810)	—
Operating expenses	$23,483,567	$21,779,911	$1,703,656	7.8%
As a % of sales and licensing revenue	21.8%	24.4%
      Operating expenses for the nine months ended January 31, 2006 increased by $1,703,656, or 7.8%, compared with the nine months ended January 31, 2005. Operating expenses for the nine months ended January 31, 2006 were net of a $3.1 million favorable environmental reserve adjustment resulting from the remediation of property previously owned by us. The operating expenses for the nine months ended January 31, 2006 included approximately $1.6 million for our NASCAR promotional efforts. We also incurred $1,516,903 in stock-based compensation expense relative to SFAS 123(R), an increase of $1,100,446 over the nine months ended January 31, 2005. Consulting fees relative to the implementation of Sarbanes-Oxley compliance totaled $1,206,807 for the nine months ended January 31, 2006. In addition, we incurred $398,557 in payroll taxes relative to the warrant repurchase and exercise discussed above. In addition, we incurred $250,000 in audit fees relative to the restatement of prior periods for the stock-based compensation expense issue described earlier. The nine months ended January 31, 2006 included income of $166,800 on a fair value adjustment related to the liability associated with warrants issued in a private equity placement in September 2005.
      General and administrative expenses for the nine months ended January 31, 2005 included $626,250 in severance costs relating to our former Chief Executive Officer, who left our company, as well as recruiting costs related to securing his replacement.

      Operating expenses, as a percentage of product sales and licensing, decreased by 2.6% to 21.8% in the nine months ended January 31, 2006 as compared with the nine months ended January 31,2005 due to the favorable environmental reserve adjustment resulting from the remediation of property previously owned by us. Excluding the environmental reserve adjustment, operating expenses as a percentage of sales and licensing would have been 24.7% for the nine months ended January 31, 2006 compared with 24.4% for the nine months ended January 31, 2005.
Income from Operations
      The following table sets forth certain information regarding operating income for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating income	$1,878,312	$644,038	$1,234,274	191.6%
As a % of sales and licensing revenue	4.8%	2.0%
      Operating income was $1,878,312 for the three months ended January 31, 2006, a $1,234,274, or 191.6%, increase compared with operating income of $644,038 for the three months ended January 31, 2005. The increase was due primarily to the higher sales volume. Higher operating expenses had a $1.1 million adverse impact on gross margin for the three months ended January 31, 2006.
      The following table sets forth certain information regarding operating income for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating income	$7,933,140	$7,721,495	$211,645	2.7%
As a % sales and licensing revenue	7.4%	8.6%
      Operating income was $7,933,140 for the nine months ended January 31, 2006, a $211,645, or 2.7%, increase compared with operating income of $7,721,495 for the nine months ended January 31, 2005. Operating income for the nine months ended January 31, 2005 included the $4.1 million in insurance refunds and favorable adjustments to the municipal litigation receivable as a result of the insurance settlement that took place in October 2004. The operating income for the nine months ended January 31, 2006 included a $3.1 million reduction in our environmental reserves adjustment resulting from the remediation of property previously owned by us. The higher sales volume yielded an additional $3.8 million of additional gross profit in the nine months ended January 31, 2006. Higher manufacturing depreciation expense and utilities expense reduced operating income, as did increased selling and administrative expense of $2.4 million.
Other Income/ Expense
      Other income totaled $239,880 for the three months ended January 31, 2006 compared with other expense of $234,744 for the three months ended January 31, 2005. Foreign exchange gains for the three months ended January 31, 2006 totaled $111,068 compared with an exchange loss of $320,911 for the three months ended January 31, 2005. The exchange activity resulted from inventory purchases from Walther, which are billed in Euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.
      For the nine months ended January 31, 2006, other income of $461,557 was $488,995 higher than other expense of $27,438 for the nine months ended January 31, 2005. Foreign exchange gains for the nine months ended January 31, 2006 totaled $305,269 compared with an exchange loss of $624,601 for the nine months ended January 31, 2005. Other expense for the nine months ended January 31, 2005 is net of a gain of $450,515 from the sale of our Identi-Kit business.
      Interest income of $26,091 and $84,246 for the three and nine months ended January 31, 2006, respectively, represented decreases of $63,866 and $189,010, respectively, compared with the three and nine months ended January 31, 2005. As part of our refinancing in January 2005 we used excess cash to partially repay the Tomkins note. This excess cash of $22.5 million had been used for collateral on our debt prior to the refinancing.

Interest Expense

      The following table sets forth certain information regarding interest expense for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Interest expense	$389,498	$711,161	$(321,663)	(45.2)%

      Interest expense declined for three months ended January 31, 2006 by $321,663 due to refinancing that was completed in January 2005. Total debt outstanding as of January 31, 2006 was $18,938,186 as compared with $18,000,000 on January 31, 2005.

      The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Interest expense	$1,301,117	$2,365,799	$(1,064,682)	(45.0)%

      Interest expense declined for nine months ended January 31, 2006 by $1,064,682 due to the refinancing completed in January 2005.

Income Taxes

      Income tax expense of $632,491 for the three months ended January 31, 2006 increased $691,289 compared with an income tax benefit of $58,798 for the three months ended January 31, 2005. The effective rates for the three months ended January 31, 2006 and 2005 were 36.0% and 27.7%, respectively.

      For the nine months ended January 31, 2006, income tax expense was $2,675,892 compared with income tax expense of $2,181,217 for the comparable period ended January 31, 2005. This tax expense is being provided at an estimated effective rate of 37.3% and 38.9%, respectively, for the nine months ended January 31, 2006 and 2005.

Net Income

      The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Net income (loss)	$1,122,294	$(153,112)	$1,275,406	833.0%
Net income (loss) per share

Basic	$0.03	$0.00	$0.03

Diluted	$0.02	$0.00	$0.02

      The increase in net income and net income per share for the three months ended January 31, 2006 compared with the three months ended January 31, 2005 resulted from the higher sales volume, which translated into approximately $3.5 million in pre-tax profits. Higher operating expenses in the three months ended January 31, 2006 had a $1.7 million adverse impact on pre-tax income.

      The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Net income	$4,501,934	$3,420,297	$1,081,637	31.6%
Net income per share
Basic	$0.13	$0.11	$0.02	18.2%
Diluted	$0.11	$0.09	$0.02	22.2%
      The increase in net income and net income per share for the nine months ended January 31, 2006 compared with the comparable period ended January 31, 2005 was primarily attributable to the higher sales volume. The $18.4 million increase in net sales in the nine months ended January 31, 2006 contributed an additional $1.6 million in pre-tax income. In addition we recognized into income a $3.1 million reduction in the environmental reserves in the first quarter of fiscal 2006. These gains were partially offset by the $4.1 million insurance settlement in October 2004, as well as the $450,515 gain in 2004 on the sale of our Identi-Kit business. Higher manufacturing depreciation expense and utilities expense reduced pre-tax income by $1.6 million, and operating expenses were $1.7 million higher for the nine months ended January 31, 2006.
Liquidity and Capital Resources
      Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
      The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating inflow	$1,807,029	$781,586	$1,025,443	131.2%
Investing inflow (outflow)	(8,736,043)	17,216,014	(25,952,057)	150.7%
Financing inflow (outflow)	3,802,944	(22,575,994)	26,378,938	116.8%

Total decrease in cash and cash equivalents	$(3,126,070)	$(4,578,394)	$1,452,324	31.7%

      Operating activities represent the principal source of our cash flow. The $1,025,443 increase in cash from operating activities for the nine months ended January 31, 2006 was primarily a result of the higher net income. The accounts receivable balance at January 31, 2006 was $19.2 million compared with $19.9 million at January 31, 2005. Inventory during the quarter ended January 31, 2006 decreased by approximately $2.1 million. Inventory for the nine months ended January 31, 2006 increased by $1.7 million compared with $1.4 million for the nine months ended January 31, 2005.
      Cash used for investing activities decreased by $25.9 million for the nine months ended January 31, 2006 compared with the nine months ended January 31, 2005. Capital spending for the nine months ended January 31, 2006 was $8.8 million compared with $7.4 million for the nine months ended January 31, 2005. We expect to spend approximately $16.0 million on capital expenditures in fiscal 2006. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing technology. We anticipate spending $8 million to $10 million in capital expenditures in fiscal 2007. Investing activity for the nine months ended January 31, 2005 included $300,000 in proceeds from the sale of our Identi-Kit product line and $1.5 million from the sale of marketable securities. The reduction in collateralized deposits of $22.7 million for the nine months ended January 31, 2005 reflects the refinancing efforts undertaken in January 2005.

      The $26.4 million increase in cash provided by financing activities resulted from the $27 million repayment of the Tomkins Note in January 2005. Short-term bank borrowings totaled $2.5 million, and we paid $1,176,702 against the long-term notes payable to BankNorth, our primary bank during the nine months ended January 31, 2006.

      As of January 31, 2006, we had $955,405 in cash and cash equivalents on hand. We have a $22.0 million credit facility with BankNorth to support letters of credit, working capital needs, and capital expenditures. We believe that the existing credit facility is adequate for our current needs.

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

      We account for warrants issued to investors as part of the Private Placement in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock.” Under EITF No. 00-19, the amount of the liability (Note 11) is calculated on the date of the grant using the Black-Scholes model. The liability is mark-to-market adjusted to fair value at the end of each quarter and the change in the fair value of the liability is recorded to general and administrative expenses. We are utilizing the Black-Scholes model to value these warrants, which includes a number of estimates and assumptions, including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

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

      We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the Euro relative to the U.S. Dollar. A portion of our gross revenues during the three and nine months ended January 31, 2006 ($3.3 million and $10.6 million, respectively, representing approximately 7.8% and 9.3% of aggregate gross revenues, respectively) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in Euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. Dollar in relation to the Euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately

$1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we enter into Euro forward contracts.
      Our remaining participating forward contracts at 750,000 Euros each, open from November 4, 2004 were exhausted on October 27, 2005. On October 4, 2005 we contracted twelve participating forwards at 600,000 Euros each, for a total of 7,200,000 Euros. As of January 31, 2006, there were 5,400,000 Euros remaining on nine participating forward options due at the first of each month at an average price of 1.25 EUR/ USD. The participating forward is a zero cost strategy that has a forward sell price for EUR/ USD, which provide full protection against the depreciation and partial benefit from the appreciation of the currency pair. During the three and nine months ending January 31, 2006, we experienced a net loss of $23,130 and $308,918, respectively, on hedging transactions that we executed during the period in an effort to limit our exposure to fluctuations in the Euro/ Dollar exchange rate. During the three months ended January 31, 2006, we recognized a loss of $62,162 on the mark to market value of these participating options.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.
      Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2006, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2005, and our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.
NEW CASES
      The following new case was filed against us since the filing of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.

      Michael and Billie Sue Pavelka v. Beretta U.S.A. Corp., et al., in the Superior Court for the State of California, for the County of Los Angeles. The complaint was filed on October 18, 2005, and served on our agent for service on January 26, 2006. Plaintiffs are the parents of Matthew Pavelka, a police officer killed in the line of duty on November 15, 2003. The complaint alleges the firearms used in the shooting included a Smith & Wesson firearm, and firearms of two other manufacturers. The complaint seeks unspecified compensatory and punitive damages against the manufacturers, a dealer, an alleged straw purchaser of one of the firearms not manufactured by us, a shooter, the estate of a second shooter, and numerous unnamed defendants. With respect to the manufacturer defendants, plaintiffs assert claims for negligence, negligent entrustment and public nuisance. In addition to the claim for compensatory and punitive damages, the public nuisance count seeks an unspecified form of injunctive relief. Our motion to dismiss plaintiffs’ complaint is due on March 14, 2006. A hearing on our motion to dismiss will be scheduled for April 21, 2006.
      No other cases of a material nature were filed against us since the filing of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.
      The following describes material updates to cases previously reported by us.
CASES DISMISSED OR RESOLVED
      The following previously reported case has been finally adjudicated in our favor:
      Mayor Michael R. White, and the City of Cleveland v. Hi-Point Firearms, et al., in the United States District Court for the Northern District of Ohio. On September 26, 2005, the court entered an order dismissing the case without prejudice. Plaintiff had until January 23, 2006 to re-file. Plaintiff did not re-file.
CASES ON APPEAL
      The rulings in the following cases are still subject to certain pending appeals.
      City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the City of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the Court stayed the November 28, 2005 trial date. On December 2, 2005, the Court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The Court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF Trace Data shall not be admissible in civil proceedings. A hearing was held before the Court on March 3, 2006, to address whether the Court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the Court

issued an order finding that it retains jurisdiction, and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants’ brief is due on April 7, 2006.
      Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $20 million Dominican Republic pesos, or approximately $600,000 U.S. dollars, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. No hearing has been scheduled to date.
PENDING CASES
      District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. No decision has issued to date.
      City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer, reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. Trial has been set for June 15, 2009. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Defendants’ reply is due on April 10, 2006. Oral argument is scheduled for May 10, 2006.
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

Item 5.	Other Information
      An amendment agreement was entered into on January 12, 2006 with Carl Walther GmbH that amended an existing agreement with Walther to extend the term of the contract until December 31, 2007. A copy of the amendment agreement is filed herewith as Exhibit 10.55.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
10.55	Amendment with Carl Walther GmbH dated January 12, 2006

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ MICHAEL F. GOLDEN

Michael F. Golden
President and Chief Executive Officer

By:	/s/ JOHN A. KELLY

John A. Kelly
Chief Financial Officer
Dated: March 17, 2006

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
10.55	Amendment with Carl Walther GmbH dated January 12, 2006