Form 10-K
period 2006-04-30
SMITH & WESSON HOLDING CORP
filed 2006-07-14
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

Commission File Number 1-31552

SMITH & WESSON HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0543688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue
Springfield, Massachusetts 01104
(800) 331-0852
(Address including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per Share	American Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (21,352,079 shares) based on the last reported sale price of the registrant’s Common Stock on the American Stock Exchange on October 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $108,895,603. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 30, 2006, there were outstanding 39,485,543 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2006

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2007 and thereafter; future products or product development; our product development strategies; beliefs regarding product performance; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

i

PART I

Item 1.	Business

Introduction

We are the largest manufacturer of handguns in the United States and the largest U.S. exporter of handguns. We manufacture revolvers, pistols, and related products and accessories for sale primarily to gun enthusiasts, collectors, hunters, sportsmen, protection focused individuals, public safety agencies and officers, and military agencies in the United States and throughout the world. We also market tactical rifles. We have manufacturing facilities in Springfield, Massachusetts and Houlton, Maine, both of which are primarily used to manufacture our products. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase substantially our product offerings and our licensing program to leverage the 150-plus year-old “Smith & Wesson” name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Our objective is to become a leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing and introducing new products,

•	entering new markets,

•	enhancing manufacturing productivity,

•	capitalizing on our brand name,

•	focusing on sales support,

•	emphasizing customer satisfaction and loyalty, and

•	pursuing strategic relationships and acquisitions.

Based upon 2004 reports by the U.S. Bureau of Alcohol, Tobacco and Firearms, or ATF, we believe the domestic and export non-government market is approximately $138 million for revolvers and $467 million for pistols with our current market share being approximately 38% and 10%, respectively; and $510 million for rifles, and $346 million for shotguns, and $132 million for tactical rifles, with our current market share being less than 2% in the tactical rifle market.

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

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These documents are available as soon as reasonably practicable after we electronically file those documents with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the exchange on which our common stock is listed. The documents are also available in print by contacting our corporate secretary at our executive offices.

Business

Products and Services

Firearms

The sale of firearms accounted for approximately $147.4 million in net product sales, or approximately 93.4% of our net product sales, in the fiscal year ended April 30, 2006 and approximately $113.6 million in net product sales, or approximately 91.6% of our net product sales, in the fiscal year ended April 30, 2005. With the exception of Walther pistols, all of our firearms are sold under the Smith & Wesson name.

We manufacture high-quality, center-fire revolvers and pistols with forged components. We have never manufactured or sold inexpensive concealable firearms, sometimes known as “Saturday Night Specials,” and we do not produce “assault weapons” as defined in the Violent Crime Control and Law Enforcement Act of 1994.

We offer a complete line of handguns to meet the needs of our customers. We currently offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We currently offer 75 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features. In order to enhance our competitive position, we continually introduce new handgun models. We introduced seven new revolver models and eight new pistol models in fiscal 2006, and seven new revolver models and 11 new pistol models in fiscal 2005.

In January 2006, we introduced our M&P15 tactical rifle. This is our first entry into the long gun market.

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

We currently manufacture 39 different models of revolvers. The suggested retail prices of our revolvers range between $457 and $1,378. The following table sets forth information regarding some of our most popular revolvers.

Model	Description

500	Extra large frame .50 caliber S&W magnum revolver, which is the world’s most powerful production revolver.

460	Extra large frame .460 caliber S&W magnum revolver, which has the highest muzzle velocity of any production revolver in the world.

637	.38 caliber revolver, which is the original aluminum frame, lightweight revolver.

642	.38 caliber lightweight revolver, enclosed hammer with no snag, easy carry.

10	.38 caliber revolver descended from the original .38 caliber S&W special military and police revolver introduced in 1899.

60	.357 magnum, .38 caliber revolver, which was the first all stainless steel handgun.

Revolvers accounted for approximately $61.4 million in net product sales, or approximately 38.9% of our net product sales in the fiscal year ended April 30, 2006 and for approximately $54.0 million in net product sales, or approximately 43.6% of our net product sales, in the fiscal year ended April 30, 2005. As of April 30, 2006, we had a backlog of approximately $6.3 million, or 13,643 units.

Pistols.  A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

We currently manufacture 27 different models of pistols. The suggested retail prices of our pistols range between $249 and $1,274. The following sets forth information regarding some of our most popular pistols.

Model	Description

M&P40	.40 caliber polymer frame pistol designed specifically for law enforcement and military use with input from over a dozen law enforcement agencies.

M&P9	.9mm version of the M&P40.

SW40VE	.40 caliber Sigma Series polymer frame, double action only pistol.

SW9VE	9mm Sigma Series polymer frame, double action only pistol.

41	.22 caliber Rimfire pistol for competitive target shooting.

4006TSW	.40 caliber premium pistol designed with input from law enforcement for law enforcement.

910	9mm all metal traditional double action pistol for law enforcement or personal protection.

SW1911	.45 ACP competition-ready pistol based on the 1911 pistol which was the standard issue for the U.S. military for decades and which is available in a variety of materials and features.

Our pistol sales accounted for approximately $48.9 million in net product sales, or approximately 31.0% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $29.0 million in net product sales, or approximately 23.4% of our net product sales, in the fiscal year ended April 30, 2005. As of April 30, 2006, our backlog for Smith & Wesson pistols was approximately $21.1 million, or 75,160 units.

In fiscal 2006 we introduced the M&P pistol series. This polymer frame pistol was specifically designed with input from over a dozen law enforcement agencies. Sales of the M&P pistol began in the third fiscal quarter with the introduction of the .40 caliber version. A 9mm model began shipment in May 2006 with additional calibers and compact versions to be introduced in fiscal 2007. We believe the M&P pistol is the most feature rich, durable, and safe polymer service weapon available on the market.

In fiscal 2006 we received orders from the U.S. Government for Sigma pistols for the Afghanistan National Police and Border Patrol. These orders totaled approximately $20.0 million, of which approximately $10.0 million was shipped in fiscal 2006, with the balance to ship in the first half of fiscal 2007. These orders represent the first major pistol orders from the federal government and represent our first significant order from the federal government in over 15 years.

We are the exclusive U.S. importer of Walther firearms and hold the production rights for the popular Walther PPK pistol in the United States. Walther sales accounted for approximately $16.0 million in net product sales, or approximately 10.1% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $17.3 million of our net product sales, or approximately 14.0% of our net product sales, in the fiscal year ended April 30, 2005. As of April 30, 2006, we had a backlog of approximately $3.4 million of orders for Walther pistols, or 12,160 units.

Rifles.  We market the M&P15, M&P15A, and M&P15T models of tactical rifles, which are an addition to our Military Police (M&P) series of pistols. The M&P15 series is produced entirely in the United States under manufacturing alliances with several domestic companies.

The M&P15, M&P15A, and M&P15T are rugged, lightweight, semi-automatic rifles that fire 5.56 mm ammunition and are designed to perform under a diverse range of conditions. These rifles are gas operated and include a chrome-lined gas tray, bolt carrier, and barrel with a six-position adjustable stock.

The M&P15 incorporates a traditional AR-15 design featuring a removable carry-handle and adjustable rear and front post sights, allowing for quick target acquisition and convenient handling. The M&P15A has a folding rear sight and does not have the carry handle. The M&P15T, with its high-end accessory package, features folding front and rear battle sights and a four-sided equipment rail system that allows the addition of accessories, such as lights, laser-aiming devices, and vertical grips.

Launched in January 2006, the sale of rifles accounted for approximately $2.0 million in net product sales, or approximately 1.2% of our net product sales, in the fiscal year ended April 30, 2006.

Premium and Limited Edition Handguns.  Through our S&W Performance Center® and Engraving Department, we design, manufacture, and assemble premium and limited edition pistols and revolvers. The 22 employees in these departments are all trained experts in their fields, who undergo periodic peer review and personally select new employees when needed. Our premium and limited edition handguns include high-quality features found only in firearms produced by custom gunsmiths. Our premium and limited edition handguns generated approximately $15.2 million in net product sales, or approximately 9.6% of our net product sales, in the fiscal year ended April 30, 2006 and for $10.2 million in net product sales, or approximately 8.2% of our net product sales, in the fiscal year ended April 30, 2005. While Performance Center products are typically made in limited production quantities, we do offer nine catalog Performance Center model variations to all distributors in order to expand product availability.

Parts and Used Guns.  Parts and used gun sales accounted for approximately $3.9 million in net product sales, or approximately 2.5% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $3.1 million in net product sales, or approximately 2.5% of our net product sales, in the fiscal year ended April 30, 2005.

Handcuffs

We are one of the largest manufacturers of handcuffs and restraints in the United States. These products are fabricated from the finest quality carbon or stainless steel and feature heat-treated internal lock works. Double locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. Handcuffs accounted for $5.1 million in net product sales, or approximately 3.2% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $4.3 million in net product sales, or approximately 3.4% of our net product sales, in the fiscal year ended April 30, 2005.

Apparel, Accessories, and Collectibles

We offer an extensive line of licensed accessories, branded products, and apparel through our website, our catalog, and our toll free phone number. These items include polo shirts, tee shirts, denim shirts, field shirts, jackets, hats, gloves, safety glasses, knives, shooter bags, desk sets, presentation cases, gun rugs, belt buckles, coffee mugs, key chains, and watches. Sales of apparel, accessories, and collectibles accounted for approximately $544,000 in net product sales, or approximately 0.3% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $650,000 in net product sales, or approximately 0.5% of our net product sales, in the fiscal year ended on April 30, 2005.

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

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. Specialty services accounted for approximately $2.8 million in net product sales, or approximately 1.7% of our net product sales, in the fiscal year ended April 30, 2006 and for approximately $3.5 million in net product sales, or 2.8% of our net product sales, in the fiscal year ended April 30, 2005.

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

Heat Treating.  Our handguns are well known for their durability and dependability. We perform the controlled processes required to improve and enhance the physical properties of components in our “state-of-the art” heat treating area. Each process is electronically controlled to ensure that customers’ specific requirements are met. The equipment allows a wide variety of processes to be performed while minimizing distortion. We also offer a variety of controlled quenching atmosphere processes, such as oil, vacuum, water, nitrogen, and salt. Our in-process inspection area is able to verify hardness requirements, but more critical parameters, such as superficial hardness testing and tensile testing, are verified by our in-house metallurgical lab.

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

Strategy

Our objective is to become a global leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective include the following:

Enhance Existing and Introduce New Products

We continually seek to enhance our existing products and to introduce new products. During the last two fiscal years, we have introduced 14 new revolver models and 19 new pistol models including the launch of our M&P pistol designed for the military and police and other law enforcement agencies. We also introduced our first entry into the tactical rifle market with our M&P15 rifle. We plan to continue to introduce new products in fiscal 2007 in both the handgun and long gun markets. Some of these new products will be intended for markets and customers that we currently do not serve.

Enter New Markets

Historically, the largest portion of our business has resulted from the sale of revolvers in the domestic sporting goods market. With the introduction of the M&P pistol and a full line of 1911 style pistols, we have significantly expanded the breadth and quality of our pistol offerings. In fiscal 2007, we will expand the M&P pistol line with additional calibers and compact versions. The M&P pistol was designed specifically for military and law enforcement, and we expect this new line to help increase our share in those markets both within the United States and internationally.

In fiscal 2006, we began our diversification efforts with our entry into the tactical rifle market. We are evaluating the other categories in the long gun market, such as hunting rifles and shotguns. We are also evaluating other opportunities, such as less lethal guns, ammunition, security systems, and homeland defense products and services. Other products and services being considered will be intended for other aspects of the safety, security, protection, and sports markets.

Enhance Manufacturing Productivity

We are continuing our efforts to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced overtime, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production from 922 in May 2004 to 1,914 in May 2006, while improving product quality, reducing waste, and reducing overtime. We plan to continue to seek gains in manufacturing efficiency.

Capitalize on Brand Name

We plan to capitalize on our well-known Smith & Wesson brand name. We believe our brand name will enable us to offer new products and services that we do not currently offer and to achieve license revenue from third parties that believe our brand name will facilitate the sale of their products or services.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products on a timely and cost-effective basis and by offering customer training and support.

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

Marketing, Sales, and Distribution

We market our products primarily through creative distributor, dealer, and consumer promotions; vertical print advertising in magazines, such as Guns and Ammo, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream; sponsorship of various shooting events carried on cable television channels; and sponsorship of a car in the NASCAR Busch Series. We print various catalogs displaying our products that are distributed to our dealers and mailed directly, on a limited basis, to end consumers. We also attend various trade shows, such as the SHOT Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show in Europe, and various buying group shows. We also receive significant publicity through features in trade magazines. In the fiscal year ended April 30, 2006, advertising and promotion expenses amounted to approximately $7.4 million.

In fiscal 2006, we transitioned from a consumer sales force made up of both direct employees and manufacturers representatives to an all-direct employee sales force. We currently employ 41 direct sales people who service distributors, dealers, and law enforcement agencies. As of April 30, 2006, we had 26 commercial distributors and 41 law enforcement distributors. Five distributors accounted for a total of 27.7% of our net product sales in the fiscal year ended April 30, 2006. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our handguns and restraints.

We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies.

E-Marketing

We utilize our website, www.smith-wesson.com, to market our products and services and provide information regarding our company to customers, consumers, dealers, distributors, and law enforcement agencies worldwide. We recently upgraded our website and are exploring ways to enhance our ability to utilize the website to provide additional products and services to our customers.

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

Licensing

Several of our registered trademarks, including the “S&W®” logo and script “Smith & Wesson®,” are well known throughout the world and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in products and services provides us with an opportunity that is not available to many other companies.

We plan to enhance our licensing program through the expansion of our licensing personnel and the identification of additional licensees. Our future plans include the expansion of our licensing program to build greater awareness of the 150-plus year old Smith & Wesson name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of licensed products.

We expect this further extension will provide added retail and distribution channels, products, and markets for our licensed goods and branded products. We believe that the use of and capitalization of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

We are actively pursuing opportunities within the safety, security, protection, and sport markets, including the following:

•	dealer installed home security systems and monitoring,

•	industrial safety equipment,

•	ammunition,

•	automotive locks and security, and

•	truck and hunting accessories.

Our licensees are located throughout the world. As of April 30, 2006, we licensed our Smith & Wesson trademarks to 18 different companies that market products complementing our products. In fiscal 2006, we signed agreements with five new licensees and ended our relationship with six licensees.

The three principal new licensing arrangements in fiscal 2006 were Radiator Specialty Company, Sentry Group, and Joe Blow Tees, Inc. The license agreement with Radiator Specialty Company, an innovative developer, manufacturer, and distributor of automotive chemicals, hardware, plumbing, and traffic safety specialists since 1924, provides for Radiator to license the use of the Smith & Wesson brand and logo on a new line of gun cleaning products and related accessories. The license agreement with Sentry Group, the world leader in residential and light-commercial fire-resistance and security storage containers and safes, provides for the use of the Smith & Wesson brand and logo on a new line of large capacity safes. The license agreement with Joe Blow Tees, Inc., a manufacturer and marketer of high-quality apparel for such companies as General Motors, Corvette, Ford, National Geographic, and Snap-On Tools, provides for the license and use of the Smith & Wesson brand name and logo to appear on a newly created line of t-shirts, sweatshirts, and caps.

Licensing revenue in the fiscal years ended April 30, 2006, April 30, 2005, and April 30, 2004 was approximately $2.2 million, $1.8 million, and $1.6 million, respectively.

Manufacturing

We have two manufacturing facilities: a 530,323 square foot facility located in Springfield, Massachusetts and a 38,115 square foot facility located in Houlton, Maine. We conduct most of our firearms manufacturing and all of our specialty services activities at our Springfield, Massachusetts facility. We use our Houlton, Maine facility for the production of .22 caliber pistols, the Walther PPK pistol, handcuffs, and other restraint devices. Both of our facilities are ISO 9001 certified. We perform all assembly, inspection, and testing of handguns manufactured at our manufacturing facilities. Each handgun is test fired before shipment. Our major handgun components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our handguns.

We currently are operating on a three-shift, 40-hour workweek basis. Currently, we have the capacity of producing approximately 1,900 handguns per day. We seek to minimize inventory costs through an integrated planning and production system.

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

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing and develop new handgun products. In fiscal 2006, our gross spending on research activities relating to the development of new products was approximately $349,000. In fiscal 2005, our gross spending on such research activities amounted to approximately $386,000. Of this amount, approximately $187,000 was reimbursed by the National Institute of Justice based on grants received by us for development of an authorized user-only firearm. As of April 30, 2006, we had two employees engaged in research and development as part of their responsibilities.

Patents and Trademarks

We own numerous patents related to our revolvers, pistols, and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have focused on primarily applying for utility patents, but we are now also focusing on applying for design patents when we believe that a particular handgun design has merit worth protecting. Most recently, we have sought patent protection for our new electronic “smart-gun,” which is still under research and joint development with Remington Arms Co., Inc. We have filed for 22 patents related to this technology. We also filed for eight patents to protect our polymer pistol, and we have filed for patents to protect production of revolvers manufactured from titanium and scandium. We do not believe our patents are critical to our business.

Trademarks and copyrights also are important to our handgun business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W Monogram, registered in 1913-1914, and the derivatives thereof are known and recognized by the public worldwide and are very valuable assets. With the return of our company to American ownership, we have renewed our emphasis on strengthening our product branding and realize that the reputation developed by the use of our name for over 150 years is helpful to leverage our reputation and image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Sometimes, we collaborate with other companies, such as to develop ammunition suitable for a newly introduced revolver or pistol. Some of our better known trademarks and service marks include the following:

•	“AIRLITE,” “HERITAGE SERIES,” “THE SIGMA SERIES,” “CHIEFS SPECIAL,” “SHORTY”;

•	“LADY SMITH,” “MOUNTAIN GUN,” and “MOUNTAIN LITE” (each used to denote a particular gun design or series of designs);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products) and “LEX MDC” (used in connection with our advanced technology operations);

•	“S&W PERFORMANCE CENTER” (our custom gunsmith service center and used in connection with products); and

•	“SMITH & WESSON ACADEMY” (refers to our training center).

We intend to vigorously pursue and challenge any violations of our trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearms industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture both revolvers and pistols while the majority manufacture only pistols. Based upon the reports most recently available from the Bureau of Alcohol, Tobacco and Firearms, or ATF, we are the largest U.S. manufacturer of revolvers, the third largest U.S. manufacturer of pistols, and the largest U.S. exporter of handguns. Our primary competitors are Ruger and Taurus in the revolver market and Ruger, Glock, Sig Sauer, and Beretta in the pistol market. We compete primarily based upon product quality, reliability, price, performance, and service. Our customer service organization is proactive in offering timely responses to customer inquiries.

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

The ultimate users of our products include gun enthusiasts, collectors, sportsmen, hunters, law enforcement personnel and agencies, and other governmental organizations. During during fiscal year 2006 approximately 14% of our sales are to state and local law enforcement agencies and the federal government; approximately 11% are sold internationally; and the remaining approximately 75% are sold through the highly regulated distribution channel to domestic consumers. Our domestic sales are made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large dealers.

Governmental Regulations

We are regulated by the Bureau of Alcohol, Tobacco and Firearms, or ATF, which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facilities. The U.S. State Department oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has similar regulations, but also requires that each new model be sampled by an independent lab before being approved for sale within the state. Warning labels related to operation of the handgun are contained in all boxes in which the weapons are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws and we seek to manufacture weapons complying with those specifications.

On March 17, 2000, we, the U.S. Department of the Treasury, and the U.S. Department of Housing and Urban Development, or HUD, signed a settlement agreement that was subsequently signed by two states and 11 cities and counties. The agreement imposed various terms and conditions related to the design, manufacture, marketing, and distribution of our handguns. Although the agreement has not been formally rescinded, we do not believe that the agreement is legally binding for numerous reasons. We have received confirmation that HUD will not seek to enforce the agreement. Additionally, among other terms, the agreement provided that any city or county that was a party to the agreement and had a lawsuit pending against us would dismiss us with prejudice from the lawsuit subject to a consent order. As of March 17, 2000, lawsuits had been filed against us by nine of the 11 cities and counties that signed the agreement. None of those nine cities and counties has dismissed us with prejudice from its lawsuit subject to a consent order under the agreement. No assurance can be given, however, that our position that this agreement is not legally binding would ultimately prevail in any subsequent litigation on this issue. If ultimately required to comply with the agreement, it could have a harmful impact on our handgun sales particularly because none of our competitors is bound by similar agreements. We are involved in an effort to rescind the HUD agreement.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $563,000 in the fiscal year ended April 30, 2006 on environmental compliance, comprising approximately $304,000 for disposal fees and containers, $199,000 for remediation, $30,000 for DEP analysis and fees, and $30,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

We may become involved in various proceedings relating to environmental matters, and we are engaged in environmental investigation and remediation at one site. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield plant that we are investigating, monitoring, or remediating.

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2006, we had a reserve of $603,274 for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

We do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our liquidity or financial condition. However, we cannot be sure that we have identified all existing environmental issues related to our properties or that our operations will not cause environmental conditions in the future. As a result, we could incur additional material costs to address cleanup of the environmental conditions.

In February 2003, we sold approximately 85 acres of our 135-acre Springfield property for $1.75 million. The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflected those issues. The buyer, the Springfield Redevelopment Authority, or the SRA, is an agency of the city of Springfield and had obtained governmental grants to help defray costs related to the property. At the time of the sale, we did not decrease our reserves as we were waiting for the remediation (which would eliminate any potential liability) to be completed. Remediation was completed by the SRA in May 2005 and we reduced our environmental reserves by $3.1 million in the quarter ended July 31, 2005.

Employees

As of June 30, 2006, we had 832 full-time employees. Of our employees, 705 are engaged in manufacturing, 64 in sales and marketing, 22 in finance and accounting, 12 in information services, six in our retail and sports center, and 23 in various executive or other administrative functions. None of our employees is represented by a union in collective bargaining with us. Approximately 52% of our employees have 10 or more years of service with our company, and approximately 40% have greater than 25 years of service. We believe that our employee relations are good.

Backlog

As of April 30, 2006, we had a backlog of orders of approximately $42.1 million. The backlog of orders as of April 30, 2005 was approximately $22.8 million. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Our backlog as of a particular date may not be indicative of net sales for any succeeding period. The increase in our backlog as of April 30, 2006 was primarily attributable to the most recent Sigma order for Afghanistan and the M&P pistol and M&P15 rifle, which were introduced during the second half of fiscal 2006.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	52	President and Chief Executive Officer
John A. Kelly	47	Chief Financial Officer and Treasurer
Leland A. Nichols	44	Chief Operating Officer
Thomas L. Taylor	45	Vice President — Marketing
Kenneth W. Chandler	45	Vice President — Operations
Ann B. Makkiya	36	Secretary and Corporate Counsel

Michael F. Golden has served as the President and Chief Executive Officer and a director of our company since December 2004. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining our company, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President — Sales and Marketing for a division of Black and Decker where he was employed from 1981 until 1996.

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

Leland A. Nichols has served as Vice President — Sales of our company since January 2005. Mr. Nichols also has served as the Chief Operating Officer of our subsidiary, Smith & Wesson Corp., since April 2006. Mr. Nichols was Executive Vice President of the Cabinetry Division of the Kohler Company from July 2002 until joining our company. Mr. Nichols held various executive positions with the Stanley Works from April 1998 until June 2002, including President of its Hardware Division. Mr. Nichols spent the previous 14 years with the Black & Decker Corporation, including positions in sales, marketing, product management, and general management in the United States and Asia.

Thomas L. Taylor has served as Vice President — Marketing of our company since July 2004. Prior to joining our company, Mr. Taylor served for more than 24 years in various sales and marketing positions with the Coca-Cola Company and Frito-Lay. Prior to joining our company, Mr. Taylor was Vice President — Sales and Marketing for Coca-Cola Enterprises, New England Division.

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

On December 2, 2004, without admitting or denying the charges against him, Thomas Taylor consented to an order of the Securities and Exchange Commission (“SEC”) Administrative Law Judge to cease and desist from committing or causing violations of the SEC’s books and records provisions, Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 12b-20 and 13b2-1 thereunder, and agreed to pay a civil penalty in the amount of $25,000. Mr. Taylor’s settlement arose out of the SEC’s investigation of whether or not the Kmart Corporation issued materially false financial statements for the fiscal year ended December 31, 2001, by improperly accounting for allowances obtained from its vendors for various promotional and marketing activities. Mr. Taylor was Frito-Lay’s Director of Sales in charge of the Kmart snack account during the relevant period. Frito-Lay is a subsidiary of PepsiCo, Inc. In entering into that settlement, Mr. Taylor neither admitted, nor denied, the allegations of the SEC.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as other information in this report, in evaluating our company and our business.

We are pursuing a new business strategy, which may not be successful.

We have expanded our business objective to become a leader in the business of safety, security, protection, and sport. This objective is designed to enable us to increase our business significantly and reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting gun market. Pursuing our strategy to achieve this objective will require us to hire additional managerial, licensing, manufacturing, marketing, and sales employees; to introduce new products and services, which may include shotguns and other firearms products; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, or to penetrate successfully other safety, security, protection, and sport markets.

We may be unable to continue to achieve gains in manufacturing productivity.

A key element of our strategy is to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, lower machinery down time, extension of machinery useful life, and enhanced product quality. From May 2004 until May 2006, we increased our daily production of handguns from 922 to 1,914. There can be no assurance that we will be able to continue the increases in our manufacturing productivity.

We are currently involved in numerous lawsuits.

We are currently defending several lawsuits brought by various cities and counties against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. Although the defense of these lawsuits has been successful to date, we cannot predict the outcome of these lawsuits.

Government settlements have adversely affected our business.

We believe we are the only gun manufacturer to enter into settlement agreements with the city of Boston, the Boston Public Health Commission, and the U.S. Department of Housing and Urban Development, or HUD, relating to the manner of selling handguns. Adverse publicity regarding the settlement agreements resulted in a boycott by certain of our dealers and customers. A number of dealers stopped carrying our products altogether, and many long time customers began purchasing products from our competitors. Our settlement agreement with the Boston authorities was vacated on April 8, 2002, and the HUD settlement is not being enforced. However, we are still seeking to recover fully from the consumer boycott.

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

We do not believe that the HUD settlement is legally binding for numerous reasons, including that the lack of consideration received by us for entering into the settlement. No assurance can be given, however, that our position that the HUD settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received confirmation that the HUD settlement will not be enforced but have no indication that the HUD settlement will be formally rescinded. If enforced, these restrictions contained in the HUD settlement could substantially impair our ability to compete, particularly since none of our competitors is subject to such restrictions.

Insurance is expensive and difficult to obtain.

Insurance coverage for firearms companies, including our company, is expensive and relatively difficult to obtain. Our insurance costs were approximately $3.7 million in the fiscal year ended April 30, 2006. Our inability to obtain insurance, the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

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

Competition is primarily based on quality of products, product innovation, price, and customer service and support. Product image, quality, and innovation are the dominant competitive factors in the firearms industry.

Our licensed products and non-gun products displayed in our catalogs and sold by our licensees or us compete based on the goodwill associated with our name and brand. A decline in the perceived quality of our handguns, a failure to design our products to meet consumer preferences, or other circumstances adversely affecting our reputation could significantly damage our ability to sell or license those products.

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

Our Springfield, Massachusetts facility is critical to our success. We currently produce the majority of our handguns at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, accounting, finance, and management functions. Any event that causes a disruption of the operation of the facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We are in the process of making certain changes in our manufacturing operations and modernizing our equipment as a result of the age of the facility and certain inefficient manufacturing processes in order to produce our anticipated volume of products in a more efficient and cost-efficient manner. We may not be successful in attaining increased production efficiencies.

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

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

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

We may not be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could disrupt our operations and reduce our profitability.

Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our revenue, and increase our costs.

Our success and ability to compete depend in part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trade secrets, trademarks, confidentiality agreements, and other contractual provisions to protect our intellectual property, but these measures may provide only limited protection. Our failure to enforce and protect our intellectual property rights or obtain the right to use necessary intellectual property from third parties could reduce our sales and increase our costs. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States.

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We may be unable to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenge from third parties to our use of our trademarks and brands.

In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements, however such agreements are now required. Therefore, our former employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations.

We may incur substantial expenses and devote management resources in prosecuting others for their unauthorized use of our intellectual property rights.

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may prove to be inadequate and competitors may be able to independently develop similar intellectual properties. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products.

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

Political and economic conditions abroad may result in a reduction of our foreign sales, as a result of the sale of our products in 50 countries and our importation of firearms from Walther, which is based in Germany, and carbon and stainless steel from suppliers in Great Britain and Italy, including Osborn Steel Extrusion Limited in Great Britain, and Calvi Special Steel Profiles S.P.A. and Stainless Bars S.A. in Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, a portion of our revenue resulted from goods that were purchased, in whole or in part, from a European supplier, in euros, thereby exposing us to some foreign exchange fluctuations. In the future, customers or suppliers may make or require payments in non-U.S. currencies, such as the euro.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we entered into euro participating forward options under which we purchase euros to be used to pay the European manufacturer.

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

We may incur higher employee medical costs in the future.

We are self-insured for our employee medical plan. The average age of our workforce is 47 years. More than 11% of our employees are over age 60. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.

Our business is seasonal with our July fiscal quarters being our weakest quarter.

Our business is seasonal. Historically, our fiscal quarter ending July 31 has been our weakest quarter. We believe that this downturn in sales occurs primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. Generally, we do not experience any significant increase in demand until immediately prior to the opening of hunting season in the fall. This decline in net sales may result in decreases in our stock price during the summer months.

We are subject to extensive regulation.

Our business, as well as the business of all producers and marketers of firearms and firearms parts, is subject to numerous federal, state, and local laws and governmental regulations and protocols, including the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We do not manufacture fully automatic weapons, other than for the law enforcement market, and hold all necessary licenses under these federal laws. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We believe we are in compliance with all such laws applicable to us and hold all necessary licenses. The regulation of firearms could become more restrictive in the future and any such restriction would harm our business. In June 2004, we recalled Walter P22 pistols sold in California in order to retrofit them to comply with California law.

Environmental laws and regulations may impact our business.

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

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority, or SRA. This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that have identified soil and groundwater contamination under the Massachusetts Department of Environmental Protection’s voluntary remediation program, referred to as the Massachusetts Contingency Plan or MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by the SRA as a defined “Brownfield” under CERCLA. We believe that the SRA plans to create a light industrial and other commercial use development park on the property. The SRA, with the support of the city of Springfield, has received governmental “Brownfield” grants or loans to facilitate the remediation and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005.

We may not have identified all existing contamination on our properties and we cannot predict whether our operations will not cause contamination in the future. As a result, we could incur additional material costs to clean up contamination. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

The ownership of our common stock is concentrated.

Colton R. Melby and Mitchell A. Saltz, each of whom is a director and former executive officer of our company, beneficially own approximately 12.7% and 9.8%, respectively, of our common stock. These stockholders, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. These individuals may take certain actions even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company even if such a change were in the best interests of other stockholders.

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

Sale of a substantial number of shares that are eligible for sale could adversely affect the price of our common stock.

As of April 30, 2006, there were outstanding 39,310,543 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

As of April 30, 2006, we had outstanding options to purchase 2,908,167 shares of common stock under our stock option plans and we had issued 744,902 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2006, we also had outstanding warrants to purchase 1,320,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own two manufacturing facilities. Our principal facility is an approximately 530,323 square foot plant located in Springfield, Massachusetts. The other facility is a 38,115 square foot plant in Houlton, Maine. The Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, and the Walther PPK, while the Springfield facility is primarily used to manufacture our other pistols and revolvers. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand. In addition, we own a 56,869 square foot facility in Springfield that we use for the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.

We lease approximately 2,800 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our Board of Directors. The lease expires on December 31, 2010.

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

New Cases

No new cases of a material nature were filed against us during the fiscal year ended April 30, 2006. The following describes material updates to or resolution of cases previously reported by us.

Cases Dismissed Or Resolved

None

Cases on Appeal

The rulings in the following cases are subject to certain pending appeals:

Michael and Billie Sue Pavelka v. Beretta U.S.A. Corp., et al., in the Superior Court for the State of California, for the County of Los Angeles. The complaint was filed on October 18, 2005 and was served on our agent for service on January 26, 2006. Plaintiffs are the parents of Matthew Pavelka, a police officer killed in the line of duty on November 15, 2003. The complaint alleges the firearms used in the shooting included a Smith & Wesson firearm and firearms of two other manufacturers. The complaint seeks unspecified compensatory and punitive damages against the manufacturers, a dealer, an alleged straw purchaser of one of the firearms not manufactured by us, a shooter, the estate of a second shooter, and numerous unnamed defendants. With respect to the manufacturer defendants, plaintiffs assert claims for negligence, negligent entrustment, and public nuisance. In addition to the claim for compensatory and punitive damages, the public nuisance count seeks an unspecified form of injunctive relief. On March 14, 2006, we filed a motion to dismiss based on the Protection of Lawful Commerce in Arms Act. On May 19, 2006, the court granted our motion, dismissing the case. Plaintiffs’ appeal period has not yet expired.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the Plaintiffs filed their notices of appeal.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF Trace Data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants will have until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal on the April 27, 2006 Order. Plaintiff did not oppose defendants’ petition to appeal the April 27, 2006 Order. The Second Circuit Court of Appeals has not yet ruled on the defendants’ petition.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. No hearing has been scheduled to date.

Pending Cases

The following describes the status of pending cases previously reported by us.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. Trial is scheduled to begin on June 15, 2009.

Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. Plaintiff’s complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gunpowder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory damages of $2.0 million dollars plus other costs and fees. The court has entered an order granting summary judgment in our favor; however, we are waiting for the court’s ruling on certification of the dismissal as a final order.

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been postponed. No new trial date has been scheduled by the court.

Protection of Lawful Commerce in Arms Act

On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries or property damage. There have been constitutional and other challenges to the legislation in some of the pending cases, and there has yet to be an appellate decision interpreting the constitutionality or applicability of the PLCAA. Therefore, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the American Stock Exchange.

	High	Low

2004
First quarter	$1.94	$1.35
Second quarter	$2.50	$1.65
Third quarter	$2.40	$1.39
Fourth quarter	$2.11	$1.50
2005
First quarter	$1.70	$1.40
Second quarter	$1.98	$1.15
Third quarter	$2.40	$1.38
Fourth quarter	$2.94	$1.92
2006
First quarter	$6.95	$2.79
Second quarter	$6.26	$4.15
Third quarter	$5.13	$3.50
Fourth quarter	$6.89	$4.39

On June 30, 2006, the last reported sale price of our common stock was $8.22 per share. On June 30, 2006, there were approximately 497 record holders of our common stock.

On July 7, 2006, our board of directors, through its Nominations and Corporate Governance Committee, approved our move from the American Stock Exchange to the Nasdaq Global Select Market. We expect to begin trading on the Nasdaq Global Select Market on July 20, 2006 under the symbol “SWHC.”

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 15(a)(1), note 17 to our consolidated financial statements.

Item 6.	Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Smith & Wesson Holding Corporation
	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002

Net product and services sales	$157,874,717	$123,963,973	$117,892,507	$98,468,766	$79,284,709
License revenue	2,173,907	1,824,077	1,622,128	1,502,448	1,270,319
Cost of revenues	110,441,625	84,900,032	80,384,720	69,590,497	60,756,956
Gross profit	49,606,999	40,888,018	39,129,915	30,380,717	19,798,072
Operating expenses	35,062,680	29,707,027	34,319,226	27,658,160	30,371,363
Operating income (loss)	14,544,319	11,180,991	4,810,689	2,722,557	(10,573,291)
Interest expense	1,638,022	2,675,373	3,340,375	3,587,519	8,020,559
Income (loss) before income taxes	13,764,196	8,675,446	486,223	1,604,857	(17,761,127)
Income taxes (benefit)	5,062,617	3,426,490	(346,062)	(15,620,636)	70,598
Net income (loss)	$8,701,579	$5,248,956	$832,285	$17,225,493	$(17,831,725)

Net income (loss) per share
Basic	$0.24	$0.17	$0.03	$0.58	$(0.85)
Diluted	$0.22	$0.14	$0.02	$0.49	$(0.85)

Weighted average number of shares outstanding
Basic	36,586,794	31,361,009	30,719,114	29,860,228	20,878,937
Diluted	39,787,045	36,636,170	36,011,400	35,372,633	20,878,937

Depreciation and amortization	$4,366,840	$2,756,915	$1,705,514	$987,674	$435,572
Capital expenditures	$15,592,203	$8,423,144	$5,676,614	$4,173,418	$2,978,593

Year-end financial position
Working capital	$21,468,586	$23,049,031	$19,459,641	$29,737,842	$30,917,261
Current ratio	1.7	1.8	1.7	2.1	2.3
Total assets	$94,697,635	$81,992,346	$105,289,971	$110,250,904	$96,946,752
Long-term debt and notes payable	$14,337,817	$16,028,424	$37,870,046	$42,907,722	$45,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this report.

Overview

2006 Highlights

Our fiscal 2006 net product and services sales of approximately $157.9 million represented an increase of 27.4% over fiscal 2005. Firearms sales of approximately $147.4 million, our core business, increased by 29.8%. Net income in fiscal 2006 increased by $3,452,623, or 65.8%, over fiscal 2005. There were a number of initiatives that took place in fiscal 2006 that contributed to this improvement in results, including the following:

•	We introduced our M&P pistol series. This polymer frame pistol was designed specifically for the law enforcement and military markets, which are markets that we underserved in recent years.

•	We introduced our M&P 15 Tactical Rifle. This represents our first effort to diversify beyond the handgun market. The tactical rifle market is one segment within the rifle and shotgun market (“long guns”). The domestic long gun market is over $1.0 billion, about 60% greater than the domestic handgun market. Market research indicates that the Smith & Wesson name is very strong in the long gun market.

•	Our increased emphasis on federal government sales led to four orders from the U.S. Government for the Afghanistan National Police and Border Patrol. The Sigma orders totaled approximately $20.0 million, with approximately $10.0 million being shipped in fiscal 2006, with the balance to ship during first half of fiscal 2007.

•	We have successfully transitioned from a consumer sales force that was a combination of our employees and manufacturers’ representatives to an all-employee consumer sales force. In the six months prior to the transition, consumer sales were up 8% year-over-year. In the third quarter of fiscal 2006, the first quarter with an all employee sales force, sales were up 24% and in the fourth quarter were up 32%.

•	We have expanded our law enforcement and military sales efforts. During fiscal 2006, we hired a Director of Law Enforcement Sales and a Director of Federal Government Sales. We have also added four new salesmen to our law enforcement sales force.

•	We invested over $15.5 million in machinery and equipment, with most of it directed at expanding our pistol business. The pistol category represents about 75% of the domestic handgun market, and our pistol sales in fiscal 2006 grew by 69%.

Restatement/SEC Inquiry

In August 2003, we amended various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We restated our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing.

Management Objectives

In fiscal 2005, we added several new senior managers to our company, including a new Chief Executive Officer in December 2004. The new management team has been assessing our business, including extensive market research about the Smith & Wesson brand, the firearms market, and our competitors. Our research has determined that the Smith & Wesson brand stands for safety, security, protection, and sport. Our management team has decided to focus its strategy around those four items. All future ventures and licensing opportunities will fit under the umbrella of safety, security, protection, and sport. It is our view that opportunities for our company extend beyond handguns. This belief is supported by brand research that has identified several areas where the Smith & Wesson brand has a strong recognition among prospective buyers. While we will continue to focus on handguns, with an increased emphasis on the military and law enforcement markets, we will also look beyond handguns using safety, security, protection, and sport as the guide for determining business expansion.

Our Business

We are one of the largest handgun manufacturers in the world. We offer one of the broadest lines of handguns in the industry. Our product line consists of both revolvers and pistols. In fiscal 2006, we entered the long gun market with the introduction of the M&P 15 rifles. We are also one of the largest manufacturers of handcuffs and restraints in the United States.

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

Key Industry Data

The handgun market in the United States has remained relatively constant over the past 10 years. Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the 1992 through 1994 period, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership. The market levels returned to pre-1992 levels and have remained relatively unchanged. Within the U.S. handgun market, approximately 75% of the market is pistols and 25% is revolvers. We are the largest manufacturer in the revolver market and believe that we are the third largest manufacturer in the pistol market.

There is very little market data available on the firearms industry. Federal excise tax collections represent the best measurement of U.S. market share. The U.S. Government issues this information on a quarterly basis. By comparing our tax payment to the reported collection, we can estimate our market share. Based upon the most recent data, we believe that we have approximately a 22% share of the U.S. consumer market for handguns. This compares to 10% in the period just before we acquired Smith & Wesson Corp. It also compares favorably with market share figures of the 1990s when we had an estimated 16% market share.

Results of Operations

Net Product and Services Sales

The following table set forth certain information relative to net product and services sales for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Revolvers	$61,441,295	$54,021,120	$7,420,175	13.7%	$47,642,409
Pistols	48,927,710	28,950,858	19,976,852	69.0%	26,939,756
Walther	15,975,179	17,308,440	(1,333,261)	(7.7)%	17,179,183
Performance Center	9,219,736	8,484,800	734,936	8.7%	7,385,554
Engraving	6,009,751	1,705,068	4,304,683	252.5%	285,177
Rifles	1,963,676	0	1,963,676	0.0%	0
Other	3,897,573	3,089,570	808,003	26.2%	2,849,881

Total Firearms	147,434,920	113,559,856	33,875,064	29.8%	102,281,960

Handcuffs	5,087,917	4,263,008	824,909	19.4%	5,536,641

Specialty Services	2,755,872	3,490,099	(734,227)	(21.0)%	5,027,217
Other	2,596,008	2,651,010	(55,002)	(2.1)%	5,046,689

Non-Firearms	10,439,797	10,404,117	35,680	0.3%	15,610,547
Total	$157,874,717	$123,963,973	$33,910,744	27.4%	$117,892,507

Fiscal 2006 Net Product and Services Sales Compared with Fiscal 2005

We recorded net product and services sales of $157,874,717 for fiscal 2006, an increase of $33,910,744, or 27.4%, over fiscal 2005. Firearms sales increased by $33,875,064, or 29.8%. Total handgun unit sales for fiscal 2006 were approximately 414,000 units, an increase of 28.2% over fiscal 2005 sales of approximately 323,000 units. Non-firearm sales for fiscal 2006 increased by $35,680, or 0.3%, compared with fiscal 2005 as a result of higher demand for handcuffs, partially offset by lower Specialty Services sales.

Revolver sales increased by $7,420,175, or 13.7%, for fiscal 2006 to $61,441,295. The sale of small frame revolvers fueled the increase in revolver sales. The increase in the number of states passing concealed carry laws has increased demand for smaller revolvers for personal protection. Sales of our extra large frame revolvers were up slightly as a result of the introduction of the Model 460 revolver. Our revolver order backlog was $6,280,980 at April 30, 2006.

Pistol sales of $48,927,710 were $19,976,852, or 69.0% higher than fiscal 2005. The increase in pistol sales was attributable to Sigma pistol sales to the U.S. Government for the Afghanistan National Police and Border Patrol, as well as the introduction of the M&P pistol. Our pistol order backlog was $21,111,169 at April 30, 2006.

In January 2006 we introduced the M&P15 tactical rifle, our first venture into the long-gun market. Sales for fiscal 2006 totaled $1,963,676, as production ramped up over the course of the fourth quarter. Our rifle backlog was $8,188,834 at April 30, 2006.

We are the exclusive U.S. distributor of Walther firearms. Walther sales totaled $15,975,179 in fiscal 2006, a decrease of $1,333,261, or 7.7%, compared with the previous fiscal year. The decrease in Walther sales was attributable to lower demand for the P99 pistol and G22 rifle. Sales of the PPK pistol that we manufacture in Houlton, Maine were up by 12%, not including an engraved 75th Anniversary Model. The Walther order backlog was $3,445,409 at April 30, 2006.

Performance Center sales for fiscal 2006 increased by $734,936, or 8.7%, to $9,219,736. Custom variations of the Model 500 and Model 460 revolver were responsible for the increase in sales. The Performance Center had an order backlog of $2,521,553 at April 30, 2006.

Engraving sales for fiscal 2006 increased by $4,304,683 to $6,009,751. This 252.5% increase in sales results from our emphasis on this very profitable segment of high-end, high-margin engraved handguns.

Non-firearms sales increased by $35,680, or 0.3%, for fiscal 2006 as a result of higher handcuff sales, partially offset by lower Specialty Services sales. Handcuff sales increased by $824,909, or 19.4%, as a result of increased sales efforts. Specialty Services sales reflected lower demand for forging and heat-treating services.

Sales within the consumer market channel accounted for approximately $119.1 million, a $17.5 million, or 17.2%, increase over fiscal 2005 consumer sales of approximately $101.6 million. Sales to state and local and federal government agencies were $21.2 million, a $9.9 million, or 87.2%, increase over fiscal 2005. International sales were $17.6 million, a $6.7 million, or 61.1%, increase over fiscal 2005.

Fiscal 2005 Net Product and Services Sales Compared with Fiscal 2004

We recorded net product and services sales of $123,963,973 for fiscal 2005, an increase of $6,071,466, or 5.2%, over fiscal 2004. Firearms sales increased by $11,277,896, or 11.0%. Total handgun unit sales for fiscal 2005 were approximately 323,000 units, an increase of 7.7% over fiscal 2004 sales of approximately 300,000 units. Non-firearm sales for fiscal 2005 declined by $5,206,430, or 33.4%, compared with fiscal 2004 as a result of lower demand for handcuffs and our decision to exit certain non-core businesses.

Revolver sales increased by $6,378,711, or 13.4%, for fiscal 2005 to $54,021,120. The continued success of the Model 500 revolver fueled the increase in revolver sales. We sold over 27,700 Model 500 revolvers in fiscal 2005, generating approximately $17.6 million in sales. Our revolver order backlog was $12,251,811 at April 30, 2005.

Pistol sales for fiscal 2005 of $28,950,858 were $2,011,102, or 7.5%, higher compared with fiscal 2004. The increase in pistol sales was attributable to our aggressive pricing strategy on our Sigma VE pistol. Sales of the SW1911 accounted for approximately $3.8 million of the increase in pistol sales for fiscal 2004. The Sigma VE pistol sales increased from approximately 30,000 units for fiscal 2004 to approximately 46,000 units for fiscal 2005, an increase in sales of $3.6 million. Partially offsetting some of the gains in these two areas was a decline in our traditional metal frame pistols and lower SW99 pistol sales. The higher cost of our traditional pistols puts us at a competitive disadvantage, particularly against foreign competitors whose labor costs are lower. Our pistol order backlog was $6,082,826 at April 30, 2005.

Walther sales totaled $17,308,440 for fiscal 2005, an increase of $129,257, or 0.8%, over the previous fiscal year. The increase in Walther sales was attributable to the introduction of the G22 rifle. The Walther order backlog was $1,977,404 at April 30, 2005.

Performance Center sales increased by $1,099,246, or 14.9%, for fiscal 2005 to $8,484,800. Custom variations of the Model 500 and SW1911 were responsible for the increase in sales. The Performance Center had an order backlog of $2,120,714 at April 30, 2005.

Engraving sales for fiscal 2005 increased by $1,419,891 over fiscal 2004. We have increased our emphasis on this very profitable segment of high-end, high-margin engraved handguns.

Non-firearms sales for fiscal 2005 declined by $5,206,430, or 33.4%, compared with fiscal 2004 sales as a result of lower handcuff sales and the discontinuation of certain product lines as part of our decision to focus more on the core business. The decline in handcuff sales was a result of lower demand domestically and competitive pressure from low-cost providers internationally. In fiscal 2004, we closed our optics business and sold the remaining inventory. Other sales for fiscal 2004 included $1,777,958 in optics sales. We also sold our Identi-Kit business early in fiscal 2005. Fiscal 2004 other sales included $469,786 relative to the Identi-Kit business.

License Revenue

The following table sets forth certain information relative to license revenue for the fiscal years ended April 30, 2006, 2005 and 2004:

		$	%
2006	2005	Change	Change	2004

$2,173,907	$1,824,077	$349,830	19.2%	$1,622,128

License revenue for fiscal 2006 increased by $349,830, or 19.2%, over fiscal 2005. The increase in license revenue was a result of additional royalty payments following an audit that determined that one of our licensees had underpaid the royalties due to us. In fiscal 2005, we reached an agreement with one of our licensees regarding termination of its agreement. The licensee agreed to pay $175,000 as a buyout of future minimum guaranteed payments. This one-time benefit did not recur in fiscal 2006. We continue to focus on areas that have synergy with our core products, our brand, and our customer base.

License revenue for fiscal 2005 increased by $201,949, or 12.4%, over fiscal 2004. The increase in license revenue resulted from new licensees added during the year.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Cost of sales and license revenue	$110,441,625	$84,900,032	$25,541,593	30.1%	$80,384,720
% net revenue	69.0%	67.5%			67.3%
Gross profit	$49,606,999	$40,888,018	$8,718,981	21.3%	$39,129,915
% net revenue	31.0%	32.5%			32.7%

Gross profit for fiscal 2006 was $49,606,999, an $8,718,981, or 21.3%, increase over fiscal 2005. Gross profit as a percentage of net revenue declined from 32.5% in fiscal 2005 to 31.0% in fiscal 2006. Cost of revenue sold in fiscal 2005 included approximately $4.1 million in favorable insurance-related adjustments and reimbursement of defense costs previously paid by us. The higher sales volume was responsible for the increase in gross profit. Partially offsetting the increase from the higher sales was increased depreciation expense and higher utility costs. Depreciation expense included in cost of revenue increased by $1,370,061 from $1,937,103 in fiscal 2005 to $3,307,164 in fiscal 2006 as a result of the increased capital expenditures over the past two years. Utility costs increased substantially in the second half of fiscal 2006 as a result of rising oil prices and the impact of Hurricane Katrina. Utility costs charged to cost of revenue increased from $2,637,985 in fiscal 2005 to $3,712,583 in fiscal 2006, a $1,074,598, or 40.7% increase. Increases in the cost of raw materials were minimized by a combination of alternative suppliers and process changes. Warranty expense declined in fiscal 2006 by $276,356, or 18.0%, from $1,539,400 in fiscal 2005 to $1,263,044 in fiscal 2006 despite the higher sales volume, reflecting lower cost of revolver repairs.

Gross profit for fiscal 2005 increased by $1,758,103, or 4.5%, over fiscal 2004. As mentioned above, cost of products and services sold in fiscal 2005 included approximately $4.1 million in favorable insurance related adjustments and reimbursement of defense costs previously paid by us. Gross profit as a percentage of net product sales and license revenue declined from 32.7% in fiscal 2004 to 32.5% for fiscal 2005. The decline in the gross margin percentage was attributable to a number of factors. The substantial increase in capital expenditures led to a significant increase in depreciation expense. Depreciation expense included in cost of revenue increased by $876,997 from $1,060,106 in fiscal 2004 to $1,937,103 in fiscal 2005. In fiscal 2005, we also incurred an additional $802,820 in manufacturing consulting fees relative to studies of our manufacturing processes. In January 2005, we moved several of our production departments to a seven-day workweek. This required the hiring of approximately 25 additional production workers. We incurred an additional $200,001 in costs in preparation for the move to a seven-day workweek. In addition, we incurred production inefficiencies and higher than normal scrap as a result of the start-up of this new production schedule.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Research and development, net	$348,788	$199,042	$149,746	75.2%	$557,884
Selling and marketing	16,546,671	13,581,939	2,964,732	21.8%	12,723,916
General and administrative	21,255,031	15,881,546	5,373,485	33.8%	20,025,450
Environmental credit	(3,087,810)	44,500	(3,132,310)	(7,038.9%)	11,045
Restructuring costs	0	0	0		1,000,931
Operating expenses	$35,062,680	$29,707,027	$5,355,653	18.0%	$34,319,226
% net revenue	21.9%	23.6%			28.7%

Operating expenses for fiscal 2006 increased by $5,355,653, or 18.0%, over fiscal 2005. Operating expenses were net of a $3,087,810 reduction in our environmental reserves brought about by the completion of remediation on property we had sold to the city of Springfield in February 2003. The purchase and sale agreement had called for remediation costs to be paid for by the buyer. We maintained a reserve on our books until the remediation was completed in May 2005. Spending before the environmental adjustment increased by $8,443,463, or 28.4%.

Selling and marketing expenses increased by $2,964,732 for fiscal 2006. We incurred $2,196,010 in additional salaries and fringe benefits as a result of the expansion of our sales and marketing efforts, including the switch to an all employee sales force from a combination of direct sales personnel and manufacturers’ representatives. We also incurred $638,635 in additional travel expense, primarily resulting from the switch away from manufacturers’ representatives. We saved $1,067,723 in commissions to independent sales representatives as a result of the transition. We also incurred an additional $1,201,459 in advertising expense as a result of promotional costs related to the introduction of the M&P pistol, NASCAR sponsorship, and higher co-op advertising costs related to the increased sales volume.

General and administrative expenses for fiscal 2006 were $5,373,485 higher than for the previous year. Salaries and fringes increased by $2,615,563 over the previous year. This number includes $1.75 million in senior and middle management bonuses and $398,000 in payroll taxes related to warrants exercised in September by two former officers. Stock option expense was $2,139,693, an increase of $1,513,543 over fiscal 2005 expense of $626,150. The increase in stock option expense is primarily related to the increase in our stock price and a full year impact of options granted to new employees during the second half of fiscal 2005. We also incurred approximately $1.2 million in consulting fees relative to the implementation of the internal controls compliance and reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Operating expenses for fiscal 2005 decreased by $4,612,199, or 13.4%, over fiscal 2004. Fiscal 2004 operating expenses included $1,977,537 related to the disposed Crossings catalog and advanced technology divisions, $1,000,931 related to the restructuring costs relative to the closing our corporate office in Scottsdale, $2,494,729 related to legal and accounting fees relative to the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 and the SEC inquiry, for a total of $5,473,197 of expenses in fiscal 2004 that did not recur in fiscal 2005. Fiscal 2005 operating expenses included $1,137,143 in recruiting and relocation expenses for the Chief Executive Officer and several senior management additions. This was an increase of $752,880 over fiscal 2004 spending on recruiting and relocation. Stock option expense, as calculated under SFAS 123(R), totaled $626,150 for fiscal 2005 compared with $819,507 for fiscal 2004. Profit sharing expense of $2,403,019 in fiscal 2005 was $130,989 higher compared with fiscal 2004 spending as a result of increased profits.

Income from Operations

The following table sets forth certain information regarding income from operations for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Income from operations	$14,544,319	$11,180,991	$3,363,328	30.1%	$4,810,689
% net revenue	9.1%	8.9%			4.0%

Operating income was $14,544,319 for fiscal 2006, an increase of $3,363,328, or 30.1%, compared with operating income of $11,180,991 for fiscal 2005. The increase in operating income was attributable to the higher sales volume, partially offset by higher depreciation and utility expense as well as higher spending in selling and marketing, and general and administrative expenses. Fiscal 2006 included the $3,087,810 environmental reserve reduction, while fiscal 2005 included $4.1 million in one-time insurance adjustments and refunds.

Operating income was $11,180,991 for fiscal 2005, an increase of $6,370,302, or 132.4%, compared with operating income of $4,810,689 for fiscal 2004. The increase in operating income was primarily due to the $4.1 million in favorable insurance adjustments and refunds as well as a reduction in operating expenses. In fiscal 2004, there were a number of one-time expenses totaling $5,473,197 that did not recur in fiscal 2005.

Other Income/Expense

Other income totaled $745,577 for fiscal 2006 compared with other expense of $120,373 for fiscal 2005, an $865,950 improvement. Included in other income was $462,358 in exchange gains related to the purchase of inventory from Walther. We also received a refund of $126,006 in industry dues.

Other expense totaled $120,373 for fiscal 2005 compared with other expense of $1,302,959 for fiscal 2004. We realized a $435,815 gain from the sale of our Identi-Kit business in fiscal 2005. Partially offsetting this gain was $682,927 in exchange losses related to the purchase of inventory from Walther.

Interest income of $112,322 for fiscal 2006 was a decline of $177,879 from fiscal 2005 due to a refinancing that occurred in January 2005. Approximately $22.7 million in cash was held as collateral for our debt prior to the January 2005 refinancing. This cash was used to repay debt as part of the refinancing. Interest income of $290,201 for fiscal 2005 represented a decline of $28,667 compared with $318,868 in fiscal 2004 due to reduced cash available for investment.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2006, 2005, and 2004:

		$	%
2006	2005	Change	Change	2004

$1,638,022	$2,675,373	$(1,037,351)	(38.8)%	$3,340,375

Interest expense declined by $1,037,351 in fiscal 2006 due to the refinancing that was completed in January 2005.

Interest expense declined by $665,002 in fiscal 2005 due to the refinancing mentioned above.

Income Taxes

Our income tax expense for fiscal 2006 was $5,062,617 compared with an income tax expense of $3,426,490 in fiscal 2005 and an income tax benefit of $346,062 in fiscal 2004. The tax provision for fiscal 2006 included a federal and state deferred tax rate change of $358,688. The tax provision for fiscal 2005 included a $155,512 adjustment resulting from the write-off of an Internal Revenue Code Section 382 limitation to our federal net operating loss carryforward of $457,388 and $60,826 of tax expense related to tax adjustments on exercises of employee stock options under SFAS 123(R). The tax benefit for fiscal 2004 was primarily attributable to the federal net operating loss adjustments and the reversal of $135,856 of our state tax valuation allowance.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets, liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $10.7 million, before valuation allowance, at April 30, 2006. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

No valuation allowance was provided on our deferred federal income tax assets as of April 30, 2006, 2005, or 2004, as we believe that it is more likely than not that all such assets will be realized. We do, however, maintain a valuation allowance of approximately $42,000, $300,000, and $500,000 provided against our state deferred tax assets as of April 30, 2006, 2005, and 2004, respectively. This valuation allowance specifically relates to state net operating loss carryforwards. There is uncertainty related to the recognition of the benefit attributable to these state net operating losses. We reached these conclusions after considering both changes in our business as well as the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of generating future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred tax assets.

We had federal net operating loss carryforwards amounting to $4.2 million, $10.9 million, and $16.8 million as of April 30, 2006, 2005, and 2004, respectively. The net operating loss carryforward at April 30, 2006 expires in fiscal years 2019 and 2020. Section 382 limits utilization of these losses to $108,161 per year. Effective April 30, 2005, it was determined that $457,388 of net operating loss carryforwards will expire unutilized. Therefore, the related deferred tax asset of $155,512 was reversed to tax expense in fiscal 2005. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards which can be utilized. Federal net operating losses account for $1.2 million of the total net deferred tax asset of $10.7 million and $3.3 million of the $13.9 million of deferred tax assets as of April 30, 2006 and 2005, respectively.

State net operating loss carryforwards amounted to $1.2 million, $6.5 million, and $12.1 million as of April 30, 2006, 2005, and 2004, respectively, most of which expire from fiscal 2006 to fiscal 2008. Certain state provisions may limit our ability to utilize state net operating losses in any given year when certain events occur, including cumulative changes in ownership interests over a three-year period. In our opinion, due to the uncertainty of the realization of the benefit from state net operating losses, a valuation allowance will be maintained against most of these deferred tax assets.

On October 22, 2004, the American Jobs Creation Act, or AJCA was signed into law. The AJCA provides a deduction for income from qualified domestic production activity, or QPA, which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, “Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activity provided by the AJCA of 2004,” the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA deduction is expected to be available to us starting in fiscal 2007. No deduction will be available in a year we have a tax loss or no taxable income due to operating loss carryforwards. As we have net operating loss carryforwards, further analysis is required in order to determine the timing and impact of the QPA on our financial statements.

In return for the QPA, the AJCA provides for a two-year transition from the existing Extraterritorial Income Exclusion, or ETI, tax benefit for foreign sales, which the World Trade Organization, or WTO, ruled was an illegal export subsidy. The ETI benefit will be fully phased out for us in fiscal 2007. The ETI benefit for us was approximately $55,000 and $40,000 for fiscal 2006 and 2005, respectively.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Net income	$8,701,579	$5,248,956	$3,452,623	65.8%	$832,285
Net income per share
Basic	$0.24	$0.17	$0.07	41.2%	$0.03
Diluted	$0.22	$0.14	$0.08	57.1%	$0.02

The increase in net income and net income per share for fiscal 2006 was attributable to a 27.4% increase in sales, the $3,087,810 one-time benefit from the reduction in the environmental reserves, and a $1,037,351 reduction in interest expense driven by the refinancing that took place in January 2005. Fiscal 2005 results also reflected the $4.1 million benefit of an agreement reached with one of our insurance carriers, which included a net cash refund of approximately $2.0 million. The increase in net income and net income per share for fiscal 2005 resulted primarily from a reduction in operating expenses. Fiscal 2004 spending included $1,977,537 related to the discontinued Crossings catalog and advanced technology divisions, $1,000,931 related to the restructuring costs relative to the closing our corporate office in Scottsdale, $2,494,729 related to legal and accounting fees relative to the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003, and the SEC inquiry.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain information relative to cash flow for the fiscal years ended April 30, 2006, 2005, and 2004:

			$	%
	2006	2005	Change	Change	2004

Operating activities	$12,448,618	$6,399,444	$6,049,174	94.5%	$979,061
Investing activities	(15,602,109)	16,139,844	(31,741,953)	(196.7)%	(6,913,125)
Financing activities	(196,678)	(23,968,476)	23,771,798	99.2%	(737,283)

Total	$(3,350,169)	$(1,429,188)	$(1,920,981)	(134.4)%	$(6,671,347)

Operating activities represent the principal source of our cash flow. Cash flow from operating activities increased by $6,049,174 for fiscal 2006 compared with fiscal 2005. The improvement in operating cash flow for fiscal 2006 was attributable to improved profitability, that was further enhanced by our use of tax loss carryforwards. Non-cash expenses, such as depreciation and stock-based compensation expense, also had a significant impact on fiscal 2006 results. Depreciation and amortization increased by $1,609,925, while stock-based compensation expense was $2,887,904 higher. The substantial increase in accounts receivable at April 30, 2006 reflected record sales in the month of April 2006. Sales for the month were $25.6 million, $11.6 million higher than for April 2005.

In fiscal 2005, cash flow from operating activities increased by $5,420,383 compared with fiscal 2004. The improvement in operating cash flow was attributable to improved profitability, that was further enhanced by utilization of our tax loss carryforwards. Accounts receivable improved substantially during the year as a result of collecting the open receivable from the fiscal 2004 fourth quarter sales promotion. Inventories increased by $4,003,818 as a result of the increased volume and replenishing finished goods inventory that was depleted below normal levels in the fourth quarter of fiscal 2004.

Cash used for investing activities totaled $15,602,109 in fiscal 2006 compared with $16,139,844 provided by investing activities for fiscal 2005, a decrease of $31,741,953. Capital expenditures were $15,592,203 in fiscal 2006 compared with $8,423,144 in fiscal 2005. In fiscal 2005, collateralized cash deposits totaling $22,673,059 were used to repay debt as part of the refinancing that was completed in January 2005. We intend to spend $13.0 million in capital expenditures in fiscal 2007.

In fiscal 2005, cash provided by investing activities totaled $16,139,844 compared with a cash use of $6,913,125 in fiscal 2004, an increase of $23,052,969. Collateralized cash deposits decreased by $22,673,059 as a result of the refinancing that was completed in January 2005. Capital expenditures of $8,423,144 in fiscal 2005 were $2,746,530 higher than fiscal 2004 capital expenditures of $5,676,614.

Cash used by financing activities totaled $196,678 in fiscal 2006 compared with cash used by financing activities of $23,968,476 in fiscal 2005, an improvement of $23,771,798. In fiscal 2006, we sold 6,000,000 shares of common stock in a private equity placement. The proceeds from that sale were $24,375,943. The proceeds from this sale were used to repurchase 8,970,300 warrants to purchase common stock from two former officers of our company at a cost $23,950,701. Proceeds from the exercise of common stock and warrants totaled $1,729,096 in fiscal 2006 compared with $980,981 in fiscal 2005. In fiscal 2005, we completed a refinancing that resulted in our repaying a $27.0 million note to Tomkins Corporation with a combination of collateralized cash deposits and the proceeds from an $18.0 million note we obtained from Banknorth N.A.

The $23,231,193 increase in cash used for financing activities in fiscal 2005, resulted from our repayment of the $27.0 million Tomkins note as well as the refinancing of our BankNorth debt in January 2005. We incurred $654,843 in costs relative to the refinancing effort.

At April 30, 2006, we had open letters of credit aggregating $4,098,515.

At April 30, 2006, we had $731,306 in cash and cash equivalents on hand. We have a $17,000,000 revolving line of credit with BankNorth; there was no outstanding balance as of April 30, 2006.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2006, 2005, or 2004.

Critical Accounting Policies

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

Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for a substantial portion of our revenues. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize these revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize fees received upon initial signing of license agreements as revenues. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments, but instead record such revenue when the minimum royalty is paid. As of April 30, 2006, minimum royalties to be collected in the future amounted to approximately $6.6 million.

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs as a result of this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” is zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2006, we had a reserve of $603,274 for environmental matters, which is recorded on an undiscounted basis.

Inventory

We value inventories, primarily consisting of finished firearms components, finished firearms, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Warranty

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

Allowance for Doubtful Accounts

We extend credit to our domestic customers and some foreign distributors based on their financial condition. We offer discounts for early payment. When extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

Income Taxes

The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We measure these deferred taxes by applying currently enacted tax laws.

Workers’ Compensation

We are self-insured through retentions or deductibles for our workers’ compensation. Our liability for estimated premiums and incurred losses are actuarially determined and recorded on an undiscounted basis.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment (Revised).” Under SFAS 123(R), compensation cost is calculated on the date of the grant using the Black Scholes method. The compensation expense is then amortized over the vesting period. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables.)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement to Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to the accounting and reporting of all voluntary accounting principle changes and corrections of errors. SFAS 154 requires such changes be retrospectively applied to financial statements from previous periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward many provisions of APB 20 and SFAS 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error, and reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While we do not believe the adoption of SFAS No. 154 will have a significant impact on our financial position, results of operations, or cash flows, the impact of adopting SFAS No. 154 depends on events that could occur in future periods and therefore, cannot be determined until, and if, an event occurs in the future period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operation, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations, or cash flows.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2006:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$21,036,882	$2,690,352	$8,071,055	$5,389,361	$4,886,114
Operating lease obligations	1,151,000	215,000	792,000	144,000	0
Purchase obligations	13,791,273	13,791,273	0	0	0
Employment Contracts	1,422,000	474,000	948,000	0	0
Other long-term obligations reflected on the balance sheet under GAAP	193,721	56,415	73,680	46,158	17,468

Total obligations	$37,594,876	$17,227,040	$9,884,735	$5,579,519	$4,903,582

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenues during the three and 12 months ended April 30, 2006 ($4.7 million and $14.7 million, respectively, representing approximately 8.9% and 9.2%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in euros. Annually, we purchase approximately $10 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we entered into euro participating forward options under which we purchase euros to be used to pay the European manufacturer. As of April 30, 2006, our outstanding contracts had a remaining balance of 3.6 million euros. The contracts are for 600,000 euros per month with the last expiring in October 2006.

Participating forward options provide full protection for us against the depreciation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three and 12 months ended April 30, 2006, we experienced a net loss of $30,291 and $339,209, respectively, on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate. As of April 30, 2006, we had participating forward options totaling $3.6 million euros remaining, which were reported as an asset of $54,483.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Smith & Wesson Holding Corporation maintains “disclosure controls and procedures,” as such term is defined under the Securities and Exchange Act Rule 13a-15e, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

During our year-end closing process for the reporting period ended April 30, 2005, we carried out an evaluation, under the supervision of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15. Based upon that evaluation, we determined that we had a material weakness in internal control over financial reporting for the year ended April 30, 2005 related to stock awards. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we determined that certain warrants issued in May 2001 to two employees, contained a cashless exercise feature that required compensation expense to be recorded in our financial statements. In addition, modifications in 2004 and 2005 to the terms of certain stock option agreements required additional compensation expense to be recorded in the financial statements. These matters resulted in the restatement of our fiscal 2002, 2003, 2004 and the first three quarters of our fiscal 2005 consolidated financial statements in the previously filed April 30, 2005 Form 10-K. As a result, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of April 30, 2005 due to the matters relating to stock option accounting, and we implemented remedial action. Specifically, we enhanced our closing process and procedures related to accounting for stock awards, including designating an individual to oversee the accounting for stock awards. We also provided extensive training in SFAS 123(R), which we adopted as part of our year-end closing process in fiscal 2006.

Changes In Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the Company’s fourth quarter ended April 30, 2006 that materially affected, or are reasonability likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Securities and Exchange Act Rule 13(a) — 15(f) or 15(d) — 15(f)). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based upon our management’s assessment, we believe that as of April 30, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued its report on our assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Smith & Wesson Holding Corporation (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records, that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Smith & Wesson Holding Corporation maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Smith & Wesson Holding Corporation as of April 30, 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended and our report dated July 14, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
July 14, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules: Schedule II: Valuation and Qualifying Accounts is set forth on page F-35 of this report.

(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.*
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock.(2)
4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.(3)
4.2	Form of Option to 2001 Stock Option.(4)
4.3	2001 Employee Stock Purchase Plan.(4)
4.4	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan.(4)
4.5	Warrant issued to Mitchell L. Saltz.(5)
4.6	Warrant issued to Robert Scott.(5)
4.7	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent.(2)
4.8	Form of Warrant issued in connection with the Securities Purchase Agreement forming Exhibit 10.25.(6)
4.9	Form of Warrant issued to placement agent in connection with the Securities Purchase Agreement forming Exhibit 10.25.(6)
4.10	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden.(7)
10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000.(8)
10.2	Agreement with Walther/ UMAREX dated August 1, 1999.(8)
10.3	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.(8)
10.4	Agreement with Western Mass Electric dated July 6, 1998.(8)
10.5	Agreement with Western Mass Electric dated December 18, 2000.(8)
10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.(8)
10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.(8)
10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.(8)
10.9	Master Supply Agreement with Remington Arms dated August 1, 2001.(9)
10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A.(10)
10.11	Revolving Line of Credit Note dated January 11, 2005.(10)
10.12	Commercial Term Promissory Note dated January 11, 2005.(10)
10.13	Commercial Real Estate Term Promissory Note dated January 11, 2005.(10)
10.14	Equipment Line of Credit Note dated January 11, 2005.(10)
10.15	Mortgage and Security Agreement dated January 11, 2005, by and between the Registrant and Banknorth, N.A.(10)
10.16	Mortgage and Security Agreement dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(10)

Exhibit
Number	Exhibit

10.17	Guaranty dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(10)
10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority.(11)
10.19	Environmental Agreement with Springfield Redevelopment Authority.(11)
10.20	Promissory Note from Springfield Redevelopment Authority.(11)
10.21	Agreement with Carl Walther GmbH.(12)
10.22	Resignation and Release Agreement dated November 29, 2004 between the Registrant and Roy C. Cuny.(13)
10.23	Partial Release and Agreement between the Registrant, Stinger Systems, Inc., and Roy C. Cuny.(14)
10.24	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004.(15)**
10.25	Securities Purchase Agreement between and among the Registrant and the investors named therein dated September 7, 2005.(6)
10.26	Agreement between and among the Registrant and Mitchell A. Saltz, Robert L. Scott, and Colton R. Melby dated September 9, 2005.(6)
10.27	2001 Stock Option Plan.(7)
10.28	2004 Incentive Compensation Plan.(7)
10.29	Consulting Agreement with Robert L. Scott.(16)
10.30	Employment Agreement, dated as of February 1, 2006, between the Registrant and Michael F. Golden.(17)
10.31	Amendment with Carl Walther GmbH dated January 12, 2006.(18)
10.32	Form of Restricted Stock Unit Agreement for 2004 Incentive Compensation Plan.(19)
21.1	Subsidiaries of the Company.*
23.1	Consent of BDO Seidman, LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

*	Filed herewith.

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference to the Company’s Form 8-A filed with the SEC on August 25, 2005.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 29, 2001.

(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on August 15, 2005.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 13, 2005.

(7)	Incorporated by reference to the Company’s registration statement on Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(8)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(9)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(11)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 18, 2003.

(12)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on July 16, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 30, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2005.

(15)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 10, 2005.

(16)	Incorporated by reference to the Company’s Form 10-K/A filed with the SEC on December 21, 2005.

(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 23, 2006.

(18)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 17, 2006.

(19)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

Date: July 14, 2006
/s/  MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ MICHAEL F . GOLDEN Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 14, 2006

/s/ JOHN A . KELLY John A . Kelly	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	July 14, 2006

/s/ BARRY M . MONHEIT Barry M . Monheit	Chairman of the Board	July 14, 2006

/s/ JEFFREY D. BUCHANAN Jeffrey D. Buchanan	Director	July 14, 2006

/s/ JOHN B. FURMAN John B. Furman	Director	July 14, 2006

/s/ COLTON R . MELBY Colton R . Melby	Director	July 14, 2006

/s/ COLTON R . MELBY Colton R . Melby	Director	July 14, 2006

/s/ JAMES J . MINDER James J . Minder	Director	July 14, 2006

/s/ MITCHELL A . SALTZ Mitchell A . Saltz	Director	July 14, 2006

/s/ ROBERT L. SCOTT Robert L. Scott	Director	July 14, 2006

/s/ I. MARIE WADECKI I. Marie Wadecki	Director	July 14, 2006

Item 15.	Exhibits, Financial Statements and Schedules

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Smith & Wesson Holding Corporation’s independent auditor, BDO Seidman LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 as stated in their report, which appears on page F-3 of this Annual Report on Form 10-K.

/s/  Michael J. Golden
Michael J. Golden
President and Chief Executive Officer
/s/  John A. Kelly
John A. Kelly
Vice President,
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Smith & Wesson Holding Corporation and subsidiaries as of April 30, 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended April 30, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information for the year ended April 30, 2006, set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 14, 2006 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
July 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Smith & Wesson Holding Corporation:

In our opinion, the consolidated balance sheet at April 30, 2005 and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity, and of cash flows for the years ended April 30, 2005 and 2004, present fairly, in all material respects, the consolidated financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2005, and the consolidated results of their operations and their cash flows for years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the years ended April 30, 2005 and 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Hartford, Connecticut
August 15, 2005

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2006	April 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$731,306	$4,081,475
Accounts receivable, net of allowance for doubtful accounts of $75,000 on April 30, 2006 and 2005	27,350,150	18,373,713
Inventories, net of excess and obsolescence reserve	19,101,507	19,892,581
Other current assets	2,567,564	2,388,286
Deferred income taxes	3,346,684	6,119,561
Income tax receivable	66,077	3,701

Total current assets	53,163,288	50,859,317

Property, plant, and equipment, net	28,181,864	16,726,361
Intangibles, net	406,988	364,908
Notes receivable	1,000,000	1,029,812
Deferred income taxes	7,358,194	7,806,702
Other assets	4,587,301	5,205,246

	$94,697,635	$81,992,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,560,027	$12,034,692
Accrued expenses	3,451,950	3,482,425
Accrued payroll	5,740,191	3,220,730
Accrued taxes other than income	818,517	589,449
Accrued profit sharing	2,450,394	2,403,019
Accrued workers’ compensation	368,080	536,773
Accrued product liability	2,353,616	2,524,996
Accrued warranty	1,256,507	1,416,092
Deferred revenue	4,836	15,646
Current portion of notes payable	1,690,584	1,586,464

Total current liabilities	31,694,702	27,810,286

Notes payable, net of current portion	14,337,817	16,028,424

Other non-current liabilities	7,332,368	11,062,459

Commitments and Contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 39,310,543 shares on April 30, 2006 and 31,974,017 shares on April 30, 2005 issued and outstanding	39,311	31,974
Additional paid-in capital	33,277,474	27,744,819
Retained earnings (Accumulated deficit)	8,015,963	(685,616)

Total stockholders’ equity	41,332,748	27,091,177

	$94,697,635	$81,992,346

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended April 30,
	2006	2005	2004

Net product and services sales	$157,874,717	$123,963,973	$117,892,507
License revenue	2,173,907	1,824,077	1,622,128
Cost of products and services sold	110,354,558	84,861,811	80,080,391
Cost of license revenue	87,067	38,221	304,329

Gross profit	49,606,999	40,888,018	39,129,915

Operating expenses:
Research and development, net	348,788	199,042	557,884
Selling and marketing	16,546,671	13,581,939	12,723,916
General and administrative	21,255,031	15,881,546	20,025,450
Restructuring costs	—	—	1,000,931
Environmental expense (credit)	(3,087,810)	44,500	11,045

Total operating expenses	35,062,680	29,707,027	34,319,226

Income from operations	14,544,319	11,180,991	4,810,689

Other income/(expense):
Other income/(expense)	745,577	(120,373)	(1,302,959)
Interest income	112,322	290,201	318,868
Interest expense	(1,638,022)	(2,675,373)	(3,340,375)

Total other expense	(780,123)	(2,505,545)	(4,324,466)

Income before income taxes	13,764,196	8,675,446	486,223
Income tax expense (benefit)	5,062,617	3,426,490	(346,062)

Net income	$8,701,579	$5,248,956	$832,285
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of $0, $0, and ($4,217) tax effect, respectively	—	—	(7,231)
Reclassification of realized gain to net income	—	(20,245)	—

Comprehensive income	$8,701,579	$5,228,711	$825,054

Weighted average number of common and common equivalent shares outstanding, basic	36,586,794	31,361,009	30,719,114

Net income per share, basic	$0.24	$0.17	$0.03

Weighted average number of common and common equivalent shares outstanding, diluted	39,787,045	36,636,170	36,011,400

Net income per share, diluted	$0.22	$0.14	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity

As restated at April 30, 2003	30,619,628	$30,620	$24,954,920	$(6,766,857)	$27,476	$18,246,159
Exercise of stock options	90,075	90	106,796			106,886
Shares issued under ESPP	226,096	226	257,503			257,729
Stock-based compensation	—	—	819,507			819,507
Net income				832,285		832,285
Other comprehensive income					(7,231)	(7,231)

As restated at April 30, 2004	30,935,799	$30,936	$26,138,726	$(5,934,572)	$20,245	$20,255,335
Cashless exercise of warrants	200,000	200	(200)			—
Exercise of stock options	647,216	647	735,759			736,406
Shares issued under ESPP	191,002	191	244,384			244,575
Stock-based compensation	—	—	626,150			626,150
Net income				5,248,956		5,248,956
Reclassification for realized gains to net income					(20,245)	(20,245)

Balance at April 30, 2005	31,974,017	$31,974	$27,744,819	$(685,616)	$—	$27,091,177
Exercise of warrants	829,700	830	915,602			916,432
Repurchase of common stock warrants from former employees	—	—	(23,950,701)			(23,950,701)
Net proceeds from sale of common stock and common stock warrants	6,000,000	6,000	24,241,543			24,247,543
Exercise of employee stock options	368,958	369	392,394			392,763
Shares issued under ESPP	137,868	138	419,763			419,901
Stock-based compensation	—	—	2,258,032			2,258,032
Tax benefit from stock-based compensation in excess of book deductions	—	—	1,256,022			1,256,022
Net income				8,701,579	—	8,701,579

Balance at April 30, 2006	39,310,543	$39,311	$33,277,474	$8,015,963	$—	$41,332,748

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2006	2005	2004

Cash flows from operating activities:
Net income	$8,701,579	$5,248,956	$832,285
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	4,366,840	2,756,915	1,705,514
Gain on disposal of IdentiKit	—	(435,815)	—
Loss (gain) on sale of assets	61,295	(93,949)	81,988
Realized gain on sale of marketable securities	—	(18,780)	—
Write-off of patents	—	50,534	—
Deferred taxes	3,985,914	3,019,605	(488,578)
Provision for losses on accounts receivable	31,230	52,875	(4,829)
Provision for excess and obsolete inventory	885,219	97,942	283,063
Valuation adjustment of derivative financial instruments	(128,400)	—	—
Stock-based compensation expense	3,514,054	626,150	830,907
Changes in operating assets and liabilities:
Accounts receivable	(9,007,667)	1,823,270	(5,336,190)
Inventories	(94,145)	(4,003,818)	(670,463)
Other current assets	(179,278)	(403,943)	6,113,519
Income tax receivable	(62,376)	156,895	14,735
Accounts payable	1,525,335	2,425,717	1,599,462
Accrued payroll	2,519,461	(699,696)	923,536
Accrued profit sharing	47,375	130,989	651,102
Accrued taxes other than income	229,068	(466,057)	(561,101)
Accrued other expenses	(30,475)	(1,191,226)	(4,255,785)
Accrued workers’ compensation	(168,693)	311,773	45,000
Accrued product liability	(171,380)	427,360	177,636
Accrued warranty	(159,585)	(120,679)	377,184
Other non-current liabilities	(3,730,091)	(6,230,389)	(5,066,149)
Other assets	324,148	3,210,945	3,496,721
Deferred revenue	(10,810)	(276,130)	229,504

Net cash provided by (used for) operating activities	12,448,618	6,399,444	979,061

Cash flows from investing activities:
Note receivable	29,812	42,547	(72,359)
Proceeds from sale of marketable securities	—	1,537,273	34,471
Reductions (increases) in collateralized cash deposits	—	22,673,059	(1,160,059)
Payments to acquire patents	(70,834)	(84,266)	(64,980)
Proceeds from sale of IdentiKit	—	285,300	—
Proceeds from sale of property and equipment	31,116	109,075	26,416
Payments to acquire property and equipment	(15,592,203)	(8,423,144)	(5,676,614)

Net cash (used for) provided by investing activities	(15,602,109)	16,139,844	(6,913,125)

Cash flows from financing activities:
Payment on notes payable, Tomkins	—	(27,000,000)	(1,000,000)
Proceeds from loans and notes payable	—	18,000,000	—
Debt issuance costs	—	(654,843)	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	812,664	980,981	353,215
Proceeds from exercise of warrants to acquire common stock	916,432	—	—
Repurchase of common stock warrants from former employees	(23,950,701)	—	—
Proceeds from sale of common stock and common warrants	24,375,943	—	—
Deferred tax benefit of stock-based compensation	(764,529)	—	—
Payments on loans and notes payable	(1,586,487)	(15,294,614)	(90,498)

Net cash provided by (used for) financing activities	(196,678)	(23,968,476)	(737,283)

Net decrease in cash and cash equivalents	(3,350,169)	(1,429,188)	(6,671,347)
Cash and cash equivalents, beginning of year	4,081,475	5,510,663	12,182,010

Cash and cash equivalents, end of year	$731,306	$4,081,475	$5,510,663

Supplemental disclosure of cash flow information
Cash paid for:
Interest, related parties	$—	$1,570,563	$2,670,250
Interest, other	1,307,352	904,835	682,125
Income taxes	638,217	228,992	123,742

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Organization — We are the largest manufacturer of handguns in the United States and the largest U.S. exporter of handguns. We manufacture revolvers, pistols, and related products and accessories for sale primarily to gun enthusiasts, collectors, hunters, sportsmen, protection focused individuals, public safety agencies and officers, and military agencies in the United States and throughout the world.

On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from U.K. based Tomkins for $15,000,000. (See Note 2 — “Acquisition of Smith & Wesson Corp.”). At a special meeting of stockholders held on February 14, 2002, our stockholders approved a change of our company’s name to Smith & Wesson Holding Corporation. Smith & Wesson Corp. was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852.

2.  Acquisition of Smith & Wesson Corp.

The Acquisition — The purchase price paid by us for Smith & Wesson Corp. was as follows:

$5 million, which was paid at the closing in cash (See the “Melby Loan”);

$10 million due on or before May 11, 2002 pursuant to the terms of an uncollateralized promissory note issued by us to Tomkins (the “Acquisition Note”) providing for interest at a rate of 9% per year: and

A receivable of $464,500 due from Tomkins to us.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Note — Pursuant to the acquisition agreement with Tomkins, we issued a promissory note in the amount of $10 million as partial consideration for the acquisition of Smith & Wesson Corp. During March 2002, we obtained a bank loan (See Note 4) and paid off the entire loan balance in January 2005.

Tomkins Note — The acquisition agreement required us to guarantee the obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73.8 million, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23.8 million of the Tomkins Note to the capital of Smith & Wesson Corp., leaving a balance of $50.0 million. Immediately subsequent to the acquisition, we paid $20.0 million of the Tomkins Note. We repaid an additional $2.0 million of the outstanding principal balance in April 2003, another $1.0 million in July 2003, and repaid the remaining balance in January 2005.

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

In consideration for the Melby loan, we issued to Colton Melby, formerly the President and Chief Operating Officer and currently a director of our company, a common stock purchase warrant dated May 6, 2001 (the “Melby Warrant”). The Melby Warrant provided for Mr. Melby to purchase up to 7,094,500 shares of common stock at an exercise price of $.40 per share, subject to adjustment as set forth therein, at any time from the date of issuance until six years from the date of issuance. Also in consideration for the Melby loan, we issued common stock purchase warrants, each dated May 11, 2001, to three affiliates of Mr. Melby (the “Affiliate Warrants”). The Affiliate Warrants provided for each holder to purchase at any time from the date of issuance until one year from the date of issuance up to 300,000 shares of common stock at an exercise price of (a) $.80 per share if exercised on or before May 21, 2001, (b) $2.00 per share if exercised from May 22, 2001 through June 30, 2001, and (c) $5.00 per share if exercised after June 30, 2001. As a portion of a finder’s fee for arranging the Melby loan, we issued common stock purchase warrants each dated May 11, 2001, to two unrelated parties (the “Finders’ Warrants”). The Finders’ Warrants provided for each holder to purchase up to 354,725 shares of common stock at an exercise price of $1.00 per share at any time between the date of issuance and two years from the date of issuance. All of the warrants were exercised in full in March 2002, including by way of the repayment of the Melby Note.

3.	Significant Accounting Policies

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, and medical claims payable. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States), Smith & Wesson Technology LLC (inactive), Smith & Wesson Interactive Management LLC (inactive), Smith & Wesson Licensing LLC (inactive), and Lost Coast Ventures, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, not held for trading purposes, approximate the carrying values of such amounts due to their short-term nature.

Derivative Instruments — We account for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. We have purchased foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates (Note 14).

Cash and Cash Equivalents — We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. We offer discounts for early payment. When extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents in over-night U.S. government securities. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

One customer accounted for approximately 8%, 10%, and 13% of our net product sales for the fiscal years ended April 30, 2006, 2005, and 2004, respectively. This customer owed us approximately $1.8 million, or 7% of total accounts receivable, as of April 30, 2006 and $1.8 million, or 10% of total accounts receivable, as of April 30, 2005.

Inventories — We value inventories, primarily consisting of finished firearms components, finished firearms, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Other Comprehensive Income — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income (loss). Comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available for sale securities, net of tax, as presented in our consolidated statements of income and comprehensive income.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred; we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years
Furniture and fixtures	2 to 10 years
Computers and software	3 to 5 years

We capitalize tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period not exceeding five years.

Intangible Assets — We amortize intangible assets over their estimated useful lives, which range from three to 20 years. See Note 10 for additional information regarding intangible assets.

Valuation of Long-lived Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. We have determined that there were no impairments to long-lived assets in fiscal 2006, 2005, or 2004.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for a substantial portion of our revenues. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize these revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark-licensing revenues for all individual licensees on a quarterly basis based on cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize as revenues non-refundable license fees received upon initial signing of license agreements. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments upon

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract signing, but instead record such revenue when the minimum royalty is received. As of April 30, 2006, minimum royalties to be collected in the future amounted to approximately $6.6 million as follows:

Minimum
For the Years Ended April 30,	Royalty

2007	$1,010,014
2008	1,301,683
2009	927,717
2010	767,488
2011	834,777
Thereafter	1,796,667

$6,638,346

Segment Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment. Through April 30, 2006, 2005, and 2004, we have had no material personnel or facilities operating outside of the United States.

The following is a breakdown of our net product sales:

	For the Years Ended April 30,
	2006		2005		2004
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(Millions)		(Millions)		(Millions)

Firearms	$147.4	93.4%	$113.6	91.6%	$102.3	86.8%
Specialty services	2.8	1.8	3.5	2.8	5.0	4.2
Handcuffs	5.1	3.2	4.3	3.5	5.5	4.7
Other products and services	2.6	1.6	2.6	2.1	5.1	4.3

Total net product sales	$157.9	100.0%	$124.0	100.0%	$117.9	100.0%

Research and Development — We engage in both internal and external research and development (“R&D”) in order to remain competitive and to exploit possible untapped market opportunities. Executive management approves prospective R&D projects after analysis of the cost and benefits associated with the potential product. Costs in R&D expense include, among other items, salaries, materials, utilities, and administrative costs.

In fiscal 2006, we spent approximately $349,000 on research activities relating to the development of new products. In fiscal 2005, we spent approximately $386,000 on research activities. In fiscal 2004, we spent $1.3 million, of which $441,000 related to our now discontinued Advanced Technology product line. Of those annual amounts, we were reimbursed $187,000 and $787,000, in fiscal 2005 and 2004, respectively, by the National Institute of Justice based on grants received by us for development of an authorized user firearm. Both grants expired during fiscal 2005. We record research and development expense net of such reimbursement in the accompanying consolidated statements of income.

Earnings per Share — We calculate basic and diluted earnings per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, warrants, and other stock-based compensation, if such effect is dilutive.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share.

	For the Years Ended April 30,
	2006			2005			2004
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic income earnings per share	$8,701,579	36,586,794	$0.24	$5,248,956	31,361,009	$0.17	$832,285	30,719,114	$0.03
Valuation adjustment of derivative financial instruments, net of tax	(81,174)	—		—	—		—	—
Effect of dilutive stock options and warrants	—	3,200,251	(0.02)	—	5,275,161	(0.03)	—	5,292,286	(0.01)

Diluted income earnings per share	$8,620,405	39,787,045	$0.22	$5,248,956	36,636,170	$0.14	$832,285	36,011,400	$0.02

As noted in Notes 16 & 18, the Company issued warrants to purchase 1,320,000 shares of our common stock during fiscal year 2006 which were classified as a liability in the balance sheet through February 28, 2006 (see Note 18) and which were being marked to market with the changes in fair value being reported in net income. During the year ended April 30, 2006, the mark to market adjustment increased net income by $81,174. For our calculation of EPS, such stock warrants are considered equity and are included in diluted shares as their effect is dilutive. In accordance with Emerging Issues Task Force, EITF, Topic D-72 and paragraph 29 of SFAS 128, we adjusted net income (the basic EPS numerator) for purpose of computing diluted earnings per share.

Options and warrants to purchase 1,278,893, 313,685, and 116,666 shares of our common stock were excluded from the fiscal 2006, 2005, and 2004 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

Income Taxes — The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We measure these deferred taxes by applying currently enacted tax laws.

Stock Options and Warrants — As described in Notes 16 and 17, we have issued stock warrants and have a stock option plan under which employees and directors receive options to purchase our common stock or other stock-based compensation. During the fourth quarter of fiscal 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (Revised 2004), utilizing the modified retrospective application method for all periods presented. Prior to the adoption of SFAS 123(R), we applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” (APB 25).

Product Liability — We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. We evaluate adjustments to the provision for product liability on an on-going basis and charge or credit them to cost of sales, exclusive of any insurance reimbursements. This evaluation is based upon information regarding potential and existing product liability cases. We record any future costs as a result of this evaluation when considered both probable and reasonably estimable. Certain product liability costs are subject to reimbursement by insurance carriers.

Environmental Liability — in accordance with SOP 96-1, “Environmental Remediation Liabilities,” we have provided reserves on an undiscounted basis, for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. We consider environmental liabilities probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, currently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts,

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

direction or approval from regulatory agencies, our status as a potentially responsible party (PRP), and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. We believe that we have adequately reserved for the reasonable estimable costs of known environmental obligations. We review reserves and may make additions or deletions to the reserves as a result of the specific facts and circumstances previously noted.

A summary of our environmental liability reserve as of April 30, 2006 and 2005 is as follows:

	Environmental Liability Reserve
Site	April 30, 2006	April 30, 2005

Southfield	$0	$1,545,000
Westfield	0	305,000
Fire Pond	0	1,237,810
Wildcat	12,628	25,000
Chlorinated Release	12,976	26,171
Academy	577,670	577,670

Total	$603,274	$3,716,651

Environmental reserves increase (decrease) for the fiscal years ended April 30, 2006, 2005, and 2004 amounted to approximately ($3.1 million), $45,000, and $11,000, respectively.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that were identified as having soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. SRA, with the support of the city of Springfield, received governmental “Brownfield” grants or loans to remediate and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, in the fiscal year ended April 30, 2006, we eliminated the reserves related to the property. This reserve adjustment totaled approximately $3.1 million and is included as a reduction of operating expenses.

Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2006, 2005, and 2004 amounted to $1,263,000, $1,539,400, and $1,591,741, respectively.

The change in accrued warranties in the fiscal years ended April 30, 2006 and 2005 was as follows:

	For the Years Ended April 30,
	2006	2005	2004

Beginning balance	$1,639,545	$1,742,917	$1,364,220
Warranties issued and adjustments to provisions	1,263,000	1,539,400	1,591,741
Warranty Claims	(1,418,195)	(1,642,772)	(1,213,044)

Ending Balance	$1,484,350	$1,639,545	$1,742,917

Sales and Promotional Related Expenses — In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Product),” we present product

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales in the consolidated financial statements net of customer promotional program costs that depend upon the volume of sales, which amounted to approximately $318,000, $437,000, and $234,000 for the fiscal years ended April 30, 2006, 2005, and 2004, respectively. We have other customer promotional programs, the costs of which do not depend on the volume of sales. These costs amounted to approximately $41,000, $182,000, and $197,000 for the fiscal years ended April 30, 2006, 2005, and 2004, respectively, and are included in selling and marketing expenses. We have a co-op advertising program at the retail level. We expensed these costs amounting to approximately $1,064,000, $670,000, and $797,000 in fiscal 2006, 2005, and 2004, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net product and services sales. We included our costs relating to shipping and handling charges in cost of products and services sales.

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2.0 million, per occurrence. Our liability for estimated premiums and incurred losses are actuarially determined and recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Pronouncements — In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement to Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to the accounting and reporting of all voluntary accounting principle changes and corrections of errors. SFAS 154 requires such changes be retrospectively applied to financial statements from previous periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 carries forward many provisions of APB 20 and SFAS 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While we do not believe the adoption of SFAS No. 154 will have a significant impact on our financial position, results of operations, or cash flows, the impact of adopting SFAS No. 154 depends on events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided a company has not yet issued financial statements, including interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations, or cash flows.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification of financial information — Certain prior year components of the consolidated financial statements have been reclassified to be consistent with the current year presentation.

4.	Long-term Debt and Financing Arrangements

Bank Loan (repaid January 2005) — In March 2002, we entered into a specific purpose loan agreement with our bank. Under the terms of this agreement, we borrowed $15.0 million to pay the Acquisition Note and the Melby Note related to the acquisition of Smith & Wesson Corp (see Note 2). The outstanding balance of $14.9 million at April 30, 2004 accrued interest at a rate of 5.85% per annum and was collateralized by liquid assets up to the face aggregate amount of the obligation. This note was repaid in January 2005 as part of our debt refinancing discussed below.

Tomkins Note (repaid January 2005) — The acquisition agreement related to our acquisition of Smith & Wesson Corp. required us to guaranty obligations of Smith & Wesson Corp. to Tomkins under a promissory note issued on April 30, 1997 by Smith & Wesson Corp. to Tomkins (the “Tomkins Note”). The Tomkins Note originally was in the amount of $73.8 million, was due on April 30, 2004, and bore interest at the rate of 9% per annum. Prior to the acquisition, Tomkins contributed $23.8 million of the Tomkins Note to the capital of Smith & Wesson Corp., leaving a balance of $50.0 million. Immediately subsequent to the acquisition, we paid $20.0 million of the Tomkins Note. In April 2003, we made an early repayment of $2.0 million to Tomkins to bring the principal balance down from $30.0 million to $28.0 million. In July 2003, we made another early repayment of $1.0 million to Tomkins to bring the principal balance down to $27.0 million. This note was repaid in January 2005 as part of our debt refinancing.

Debt Refinancing — In January 2005, we completed the refinancing of certain of our existing debt utilizing our receivables, inventory, and property, plant, and equipment as collateral. The financing was obtained through BankNorth, with which we had previous loans. As a result of our refinancing, we were able to repay the balance due on the Tomkins Note, which had an interest rate of 9% per year and restrictive covenants, along with the previously existing loans from BankNorth. We used the cash that was collateralizing our existing line of credit with BankNorth toward the repayment of the Tomkins Note.

The new bank credit facility consists of the following:

(1) A revolving line of credit of up to a maximum amount of the lesser of (a) $17.0 million; or (b) (i) 85% of the net amount of Borrower’s Eligible Receivables; (ii) plus the lesser of $6.0 million or 70% of Eligible Raw Materials Inventory; plus (iii) 60% of Eligible Finished Goods Inventory; and (iv) 40% of Eligible Finished Parts Inventory, which will be available until September 30, 2007 for working capital needs. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (the 250 basis point LIBOR spread may be reduced if we meet certain targets with respect to our maximum leverage). There were no amounts outstanding as of April 30, 2006.

(2) A seven-year, $12.1 million term loan, which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.

(3) A ten-year, $5.9 million term loan, which bears interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014, with a balloon payment due on January 11, 2015 of $3,975,611.

(4) A $5.0 million credit arrangement for capital expenditure. The aggregate availability of the Equipment Line of Credit Loan ceased on April 30, 2006. There were no amounts outstanding as of April 30, 2006.

Debt issuance costs related to the new refinancing from BankNorth amounted to $654,843, classified as other assets, of which $293,797 was amortized to expense during the fiscal year ended April 30, 2006. Debt issuance costs are being amortized using the effective interest rate method. Future amortization of expense is as follows: fiscal year 2007 is $71,492; 2008 is $62,935; 2009 is $53,507; 2010 is $43,652; 2011 is $33,176; and thereafter $62,932.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, on the debt extinguished in January 2005, we recognized expense for the year ended April 30, 2006 of approximately $232,000, related to unamortized debt issue costs that were written off on the retirement date.

Total long-term debt maturing in fiscal 2007, 2008, 2009, 2010, 2011, and thereafter is $1.7 million, $1.8 million, $1.9 million, $2.0 million, $2.2 million, and $6.4 million, respectively.

The carrying amounts of notes payable as of April 30, 2006 and 2005 were as follows:

	April 30, 2006	April 30, 2005

Current portion of long-term debt:
7-year, $12.1 million term loan	$1,536,498	$1,442,687
10-year, $5.9 million term loan	154,086	143,777

Total current portion	$1,690,584	$1,586,464

Non-current portion of long-term debt:
7-year, $12.1 million term loan	$8,775,493	$10,312,012
10-year, $5.9 million term loan	5,562,324	5,716,412

Total non-current portion	$14,337,817	$16,028,424

The credit facility with BankNorth contains financial covenants relating to maintaining minimum EBITDA, maximum leverage, minimum debt service coverage, and maximum capital expenditures. We were in compliance with the debt covenants as of April 30, 2006, except for capital expenditures. We received a waiver for our capital expenditures, which exceeded the amount allowed under the loan agreement by approximately $1.6 million.

Letters of Credit — At April 30, 2006, we had open letters of credit aggregating $4.1 million, with workers’ compensation bond for self-insurance, of $4.0 million, making up the majority of this balance.

5.	International Sales

We sell our products worldwide. A breakdown of export sales, which accounted for approximately 11%, 9%, and 10% of net product sales for the fiscal years ended April 30, 2006, 2005, and 2004, respectively, is as follows:

	For the Years Ended April 30,
Region	2006	2005	2004

Europe	$5,032,000	$5,377,000	$3,121,000
Asia	7,501,000	3,581,000	5,434,000
Latin America	3,146,000	951,000	2,029,000
All others foreign countries	1,887,000	998,000	1,567,000

Total net sales	$17,566,000	$10,907,000	$12,151,000

No individual country represent more than 10% of net revenue.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Income (Expense)

The details of other income (expense) in the fiscal years ended April 30, 2006, 2005, and 2004, are as follows:

	For the Years Ended April 30,
	2006	2005	2004

Currency gain (loss) on euro purchases and sales	$344,217	$(659,723)	$(1,132,923)
Gain on sale of disposed Identi-Kit	—	435,815	—
Adjustment to fair value on derivative contracts (Note 13)	118,142	(23,203)	(227,930)
Other	283,218	126,738	57,894

Total other income/(expense)	$745,577	$(120,373)	$(1,302,959)

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. In the fiscal years ended April 30, 2006, 2005, and 2004, advertising expenses, included in Selling and Marketing expenses, amounted to approximately $7,355,000, $6,154,000, and $5,175,000, respectively.

8.	Property, Plant, and Equipment

A summary of property, plant, and equipment as of April 30, 2006 and 2005 is as follows:

	April 30, 2006	April 30, 2005

Machinery and equipment	$31,667,455	$19,761,662
Building and improvements	1,941,494	1,442,468
Land and improvements	283,727	258,087

	33,892,676	21,462,217
Less: Accumulated depreciation	(9,317,200)	(5,490,866)

	24,575,476	15,971,351
Construction in progress	3,606,388	755,010

Total property, plant and equipment	$28,181,864	$16,726,361

Depreciation expense amounted to approximately $4.0 million, $2.7 million, and $1.7 million in the fiscal years ended April 30, 2006, 2005, and 2004, respectively.

Estimated cost to complete construction in progress is approximately $3.4 million.

9.	Inventories

A summary of inventories, stated at lower of cost or market, as of April 30, 2006 and 2005 is as follows:

	April 30, 2006	April 30, 2005

Finished goods	$5,951,902	$7,456,857
Finished parts	9,093,011	8,973,434
Work in process	2,611,067	1,917,912
Raw material	1,445,527	1,544,378

Total inventory	$19,101,507	$19,892,581

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Intangible Assets

Intangible assets are recorded at cost, intangible assets consist of patents, obtained principally (or wholly) from our acquisition of Smith & Wesson Corp. The patents are being amortized using the straight-line method over their estimated useful lives ranging from three to 20 years.

A summary of intangible assets is as follows:

	April 30, 2006	April 30, 2005

Patents	$497,774	$426,940
Less: Accumulated amortization	(90,786)	(62,032)

Total intangible assets	$406,988	$364,908

Amortization expense amounted to $28,754, $20,732, and $23,405 for the fiscal years ended April 30, 2006, 2005, and 2004, respectively. Amortization expense on the patents will approximate $30,000 annually over each of the next five fiscal years.

11.	Other Assets

Other assets consisted of the following as of April 30, 2006 and 2005:

	April 30, 2006	April 30, 2005

Receivable from insurers	$3,837,406	$4,168,154
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	68,300	61,700
Debt issue costs	327,694	621,491

Total other assets	$4,587,301	$5,205,246

12.	Receivables from Insurance Carriers

Following is a summary of the activity in the receivables from insurance carriers during the fiscal years ended April 30, 2006 and 2005:

	April 30, 2006	April 30, 2005

Beginning balance	$5,368,154	$8,279,099
Impact of settlement with insurance carrier	—	2,118,828
Payments made by insurer on claims	(630,748)	(495,284)
Adjustment to receivable due to dismissal of cases and reduction in corresponding liability	—	(4,534,489)

Ending balance	$4,737,406	$5,368,154

The outstanding balance as of April 30, 2006 and 2005 was $4,737,406 ($900,000 in current assets and $3,837,406 in non-current assets) and $5,368,154 ($1,200,000 in current assets and $4,168,154 in non-current assets), respectively.

In October 2004, one of our insurance carriers agreed to pay a portion of past and future defense costs relative to the municipal litigation. As a result, the receivable from insurers increased by $2,118,828 during fiscal year ended April 30, 2005 to reflect this agreement. Defense costs paid by our insurance carriers were $630,748 and $495,284 for the fiscal years ended April 30, 2006 and 2005, respectively. During the fiscal year April 30, 2005, an

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to the receivable of $4,534,489 was made to to reflect the dismissal of cases and corresponding reduction in liability.

13.	Other Non-current Liabilities

Other non-current liabilities consisted of the following as of April 30, 2006 and 2005:

	April 30, 2006	April 30, 2005

Product liability	$5,115,700	$5,501,713
Environmental	577,670	3,616,651
Workers’ compensation	929,254	1,221,934
Severance	72,914	92,374
Post retirement medical	176,987	178,418
Sales tax	232,000	227,916
Warranty	227,843	223,453

Other non-current liabilities	$7,332,368	$11,062,459

Severance represents annual stipends do defray medical costs for former employees continuing through January 2009.

14.	Derivative Financial Instruments and Hedging Activities

We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We have purchased foreign exchange participating forward contracts to minimize the impact of fluctuations in foreign exchange rates. Participating forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are purchased at the average rate and the remaining 50% are paid for at the spot rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment, under SFAS 133, and, accordingly we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We estimate the fair values of the derivative financial instruments based on the exchange rates of the underlying currency/euros.

The fair value of all outstanding derivatives was an asset of approximately $54,000 as of April 30, 2006 and a liability of $64,000 as of April 30, 2005. Current derivative instruments outstanding as of April 30, 2006 expire in October 2006.

15.	Self-Insurance Reserves

As of April 30, 2006 and 2005, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $9.6 million and $10.7 million, respectively, of which $6.0 million and $6.7 million, respectively, have been classified as non-current and included in other non-current liabilities and the remaining amounts of approximately $3.6 million and $4.0 million, respectively, are included in accrued expenses on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $5.4 million, $6.0 million, and $5.5 million in the fiscal years ended April 30, 2006, 2005, and 2004, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2006, 2005, and 2004:

	For the Years Ended April 30,
	2006	2005	2004

Beginning balance	$10,658,339	$15,584,507	$24,181,712
Additional provision charged to expense	5,396,743	6,000,100	5,454,233
Reduction in liability due to favorable outcome in litigation (offset by a reduction to cost of product and services sold)	—	(310,601)	—
Payments	(5,791,816)	(6,081,178)	(7,028,773)
Reduction in liability (offset by a reduction to receivable from insurers)	(630,127)	(4,534,489)	(7,022,665)

Ending balance	$9,633,139	$10,658,339	$15,584,507

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2006 and 2005, we had accrued reserves for product liability of approximately $7.6 million and $8.1 million, respectively (of which approximately $5.1 million and $5.5 million respectively, are non-current), entirely consisting of expected legal defense costs. In addition, we had recorded receivables from insurance carriers related to these liabilities of $4.7 million and $5.4 million, of which, $3.8 million and $4.2 million, respectively, have been classified as other assets and the remaining amounts of $900,000 and $1,200,000, respectively, have been classified as other current assets.

16.	Capital Stock

Common stock issued  During the fiscal year ended April 30, 2006, we issued 368,958 shares of common stock to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares was $392,763.

During the fiscal year ended April 30, 2006, we issued 137,868 shares of common stock under our employee stock purchase plan. The proceeds from the exercise of these shares was $419,901.

During the fiscal year ended April 30, 2006, we issued 829,700 shares of common stock to former employees upon the exercise of warrants granted to them while employees of our company. The purchase price of these shares was $738,433.

As discussed in Note 18, during the fiscal year ended April 30, 2006, we also issued 6,000,000 shares of common stock in a private placement transaction.

During the fiscal year ended April 30, 2005, we issued 647,216 shares of common stock to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares was $736,406.

During the fiscal year ended April 30, 2005, we issued 191,002 shares of common stock under our employee stock purchase plan. The proceeds from the exercise of these shares was $244,575.

During the fiscal year ended April 30, 2005, we issued 200,000 shares of common stock to a former employee and current director upon the cashless exercise of warrants granted to him while an employee of our company.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended April 30, 2004, we issued 65,075 shares of common stock to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares was $58,187.

During the fiscal year ended April 30, 2004, we issued 226,096 shares of common stock under our employee stock purchase plan. The proceeds from the exercise of these shares was $257,729.

During the fiscal year ended April 30, 2004, we issued 25,000 shares of common stock to an unrelated third party upon the exercise of options. The proceeds from the exercise of these shares was $37,300. The difference was recorded as consulting expense.

Stock Warrants Issued and Repurchased

In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors and as compensation to outside consultants.

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The value of the warrants were expensed upon issuance. The Scott Warrant, which contained a cashless exercise provision, entitled Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.

During the year ended April 30, 2005, Mr Scott exercised 311,250 warrants on a cashless basis resulting in 200,000 common shares issued. As a result, at April 30, 2005, the unexercised Salz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 311,250 warrants on a cashless exercise basis. As a result, we reinstated 111,250 warrants as unexercised warrants in May 2005.

During May 2005, we amended the Saltz and Scott warrants to eliminate the cashless exercise feature, which permitted the warrants to be net share settled. The effect of this modification was determined not to cause incremental compensation cost.

Subsequently, Mr. Saltz exercised warrants to purchase 500,000 shares and Mr. Scott exercised warrants to purchase 329,700 shares on a gross basis for a purchase price of $738,433 resulting in 8,970,300 unexercised warrants at September 12, 2005.

On September 12, 2005, we entered into an agreement under which Messrs. Saltz and Scott tendered their unexercised warrants to purchase 8,970,300 shares to us in exchange for a cash payment of $2.67 per share, or $23,950,701 in total, their market value at that time. Therefore, the repurchase purchase of these warrants on September 12, 2005 did not result in additional compensation expense.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outlines the activity related to the warrants for the periods indicated:

	Years Ending April 30,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of year	9,688,750	$0.89	10,000,000	$0.89	10,000,000	$0.89
Warrants issued to investors and issued to a placement agent (Note 18)	1,320,000	$5.24	—	—	—	—
Reinstatement of warrants Mr. Scott previously exercised on a cashless basis & subsequently paid for in cash	111,250	$0.89	—	—	—	—
Exercised during the period	(829,700)	$0.89	(311,250)	$0.89	—	—
Repurchased from Saltz and Scott	(8,970,300)	$0.89	—	—	—	—

Warrants outstanding, end of year	1,320,000	$5.24	9,688,750	$0.89	10,000,000	$0.89

Warrants exercisable, end of year	1,320,000	$5.24	9,688,750	$0.89	10,000,000	$0.89

Weighted average remaining life (in years)	0.8		1.1		2.1

17.	Stock Option and Employee Stock Purchase Plans

We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Compensation Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Compensation Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Compensation Plan. The 2004 Incentive Compensation Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board administers the SOPs, selects recipients to whom options are granted, and determines the number of grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the Board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Compensation Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an option is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such option. Generally, options vest over a period of three years. The options are exercisable for a period of 10 years. The plan also allows for option grants to non-employees, which from time to time the board has in the past granted. A separate employment inducement grant, outside of the 2004 Incentive Compensation Plan, for 500,000 options was made to Michael Golden, President and Chief Executive Officer, during the fiscal year ended April 30, 2005.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2006, 2005, and 2004 are as follows:

	For the Years Ended April 30,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,467,125	$1.30	2,389,092	$1.17	2,542,500	$1.10
Granted during the year	815,000	$4.60	1,015,000	$1.57	340,000	$1.81
Exercised during the year	(368,958)	$1.06	(647,216)	$1.14	(90,075)	$1.06
Canceled/forfeited during the the year	(5,000)	$4.46	(289,751)	$1.53	(403,333)	$1.28

Options outstanding, end of year	2,908,167	$2.25	2,467,125	$1.30	2,389,092	$1.17

Options exercisable, end of year	1,456,503	$1.43	1,397,539	$1.08	1,689,102	$1.15

As of April 30, 2006, there were 8,829,167 shares available for grant under the 2004 Incentive Compensation Plan.

A summary of stock options outstanding, vested, and exercisable as of April 30, 2006 is as follows:

	Outstanding			Vested and Exercisable
	Number			Number
	Outstanding	Weighted Average	Weighted	Exercisable at	Weighted
	at April 30,	Remaining	Average	April 30,	Average
	2006	Contractual Life	Exercise Price	2006	Exercise Price

Range of Exercise Prices
$0.81 - $1.47	1,423,000	6.95 years	$1.14	926,335	$0.96
$1.48 - $4.46	1,295,167	8.69 years	$3.03	458,504	$1.75
$4.93 - $5.83	190,000	9.40 years	$5.30	71,664	$5.49

$0.81 - $5.83	2,908,167	7.88 years	$2.25	1,456,503	$1.43

The aggregate intrinsic value for outstanding options and for options that are vested and exercisable as of April 30, 2006 was $12,039,811 and $7,224,255, respectively.

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2006, 2005, and 2004, 137,868, 191,002, and 226,096 shares, respectively, were purchased under the ESPP.

During the year ended April 30, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified retrospective application method in adopting SFAS 123(R), which resulted in the restatement of prior period amounts in order to present comparable compensation data. In accordance with SFAS 123(R), we have calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.

The following assumptions were used in valuing our options and ESPP:

	For the Years Ended April 30,
	2006	2005	2004

Stock opton grants:
Risk-free interest rate	4.21%	4.24%	3.95%
Expected term	9.16 years	9.39 years	8.09 years
Expected volatility	73.5%	78.0%	82.0%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	3.79%	2.08%	1.56%
Expected term	6 months	14 months	18 months
Expected volatility	55.3%	71.7%	89.7%
Dividend yield	0%	0%	0%

We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black- Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2006, 2005, and 2004 was $3.55, $1.27, and $1.46, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2006, 2005, and 2004 was $1.28, $0.73, and $0.76, respectively.

We recorded stock-based compensation expense related to SFAS 123(R) of approximately $2,140,000, $626,000, and $820,000 during fiscal 2006, 2005, and 2004, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2006, 2005, and 2004 was approximately $4,443,000, $951,000, and $205,000, respectively.

The total fair value of shares vested in fiscal 2006, 2005, and 2004 was approximately $9.3 million, $4.0 million, and $2.7 million, respectively.

During fiscal 2005 and 2004, modifications to certain options for 12 terminating employees were made to extend the exercise period of their vested options, which resulted in additional compensation expense being

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded of approximately $49,000 and $51,000, respectively. There were no modifications to options during fiscal 2006.

At April 30, 2006, total unamortized fair value of stock options was approximately $1.8 million, which will be recognized over the vesting period of three years.

On August 1, 2005, we granted an option to purchase 25,000 shares of our common stock to a consultant, which fully vested four months later on November 30, 2005. During the year ended April 30, 2006, we recorded the estimated fair value of this option grant, totaling approximately $118,000, to general and administrative expenses in the accompanying statement of income. We estimated the fair value of the option grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%, risk-free interest rate of 4.32%, an expected life of 10 years and a dividend yield of 0%.

18.	Private Placement Offering

On September 12, 2005, we completed the sale of an aggregate of 6,000,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 1,200,000 shares of our common stock (the “Warrants”). The sale was made to institutional investors in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under such Act (the “Private Placement”). We received gross proceeds of $26,160,000 cash from the sale of these securities. We agreed to promptly file a registration statement with the Securities and Exchange Commission to register the Shares and shares of common stock issuable upon exercise of the Warrants (the “Registration Statement”).

The exercise price for the Warrants is $5.33 per share. The Warrants are exercisable beginning on March 12, 2006 and expire on September 26, 2006. The number of shares issuable upon exercise of the Warrants is subject to adjustment for any stock dividends, stock splits or distributions by us, or upon any merger or consolidation or sale of assets of ours, tender or exchange offer for our common stock, or a reclassification of our common stock.

We incurred issuance costs of $2,972,056, including the issuance of a warrant to purchase 120,000 shares of our common stock to the placement agent, having an initial fair value of $384,000. The exercise price of the placement agent’s warrants is $4.36 per share. The terms of the placement agent’s warrant are substantially the same as the Warrants sold to the investors except that it becomes exercisable on March 12, 2006 and expires on September 12, 2010.

The proceeds from the Private Placement were used to repurchase outstanding common stock warrants held by Mitchell A. Saltz and Robert L. Scott, who are directors of our company, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, another director of our company, pursuant to which Messrs. Saltz, Scott, and Melby have agreed to sell to us, at our discretion under certain circumstances, an aggregate of 1,200,000 shares of our common stock, if requested by us, at a price per share of $5.33, which is equivalent to the exercise price of the Warrants. This call right was determined to not meet the requirements of an asset under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Under the terms of the securities purchase agreement among us and the investors in the Private Placement, we are required to pay penalties if we fail to meet our obligations to register the Shares and shares issuable upon exercise of the Warrants. Specifically, if any of the following events (each an “Event”) occurs, we will be required to pay cash as partial liquidated damages, which are equivalent to 1% per month of the then-outstanding principal amount of the aggregate purchase price, to the Private Placement investors: (i) if we fail to file a registration statement registering the Shares and shares issuable upon exercise of the Warrant or such registration statement is not declared effective on or prior to the dates specified in the securities purchase agreement; (ii) if, with certain exceptions, an investor is not permitted sell registered securities under the registration statement for any reason for five or more trading days in any calendar quarter; (iii) if, with certain exceptions, our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of three trading days in any calendar quarter; (iv) if we fail to deliver a certificate evidencing any securities to an investor within three days after delivery of such

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certificate is required or the exercise rights of the investor pursuant to the Warrants are otherwise suspended for any reason; or (v) we fail to have available a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue shares upon any exercise of the Warrants. As a result of these registration rights and penalties and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock,” we recorded the initial fair value of the Warrants and the placement agent’s warrants at the date of issuance, totaling $1,188,000, as financial instrument liabilities, $804,000 and $384,000, respectively, and the value of the Shares were recorded as temporary equity, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” through the quarter ended January 31, 2006.

Due in large part to the increase in value of our common stock from January 31st to March 1st of approximately 9%, we determined that it was appropriate to re-evaluate the accounting treatment for the Shares and Warrants issued in connection with the Private Placement. In connection with our evaluation, we utilized the services of an independent valuation service provider in order to determine and quantify the difference between the fair value of a registered versus unregistered share of our common stock as of March 1, 2006. This valuation was performed using the Black-Scholes model and resulted in a restricted stock discount of approximately 25% versus the total penalty of 19%, the maximum amount of damages we could be required to pay, on March 1, 2006. We determined that we would be economically compelled to pay the penalty rather than settling or retiring the Shares and Warrants. Therefore, as of March 1, 2006, we reclassified the Shares and Warrants from temporary equity and liabilities, respectively, to permanent equity.

As the warrants were classified as a liability through February 28, 2006, in accordance with EITF 00-19, subsequent changes in fair value were recorded in the consolidated statement of income and comprehensive income as general and administrative expenses. The total fair value of the warrants was $1,059,600 at February 28, 2006. For the year ended April 30, 2006, the related decrease in fair value of the warrants totaling $128,400, was recorded as a credit to general and administrative expenses.

The following assumptions were used in determining the fair value of the outstanding warrants issued to investors and the placement agent in connection with the Private Placement during the year ended April 30, 2006:

	Investor	Placement Agent
	Warrants	Warrants

Risk-free interest rate	4.47%	4.51%
Expected term	210 days	4.5 years
Expected volatility	45%	60%
Dividend yield	0%	0%
Fair value of warrant	$0.60	$2.83

19.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $696,000 for the fiscal year ended April 30, 2006, $618,000 for the fiscal year ended April 30, 2005, and $580,000 for the fiscal year ended April 30, 2004.

Non-contributory Profit Sharing Plan — We also have a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2006, we plan to contribute approximately $2.5 million. We contributed approximately $2.4 million for the fiscal year ended April 30, 2005 and approximately $2.3 million for the fiscal year ended April 30, 2004. Contributions are funded after the fiscal year-end.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfathered provision provides varying degrees of coverage based upon years of service. There are currently six retirees covered by the program and 10 active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The post-retirement medical liability was approximately $233,000 as of April 30, 2006 and approximately $227,000 as of April 30, 2005.

The following table sets forth the Post-retirement Medical amounts recognized in our Post-retirement Medical Benefit Plan:

	For the Years Ended April 30,
	2006	2005

Change in benefit obligation:
Net benefit obligation at beginning of year	$217,343	$205,356
Service cost	1,832	3,841
Interest cost	10,027	10,581
Actuarial loss/(gain)	(3,572)	50,107
Benefits paid	(5,924)	(52,542)

Net benefit obligation at end of year	$219,706	$217,343

Reconciliation of funded status:
Funded status at end of year	$(219,706)	$(217,343)
Unrecognized actuarial gain	(13,696)	(10,124)

Net amount recognized at end of year	$(233,402)	$(227,467)

Net periodic post-retirement benefit loss/(income) includes the following components:

	2006	2005	2004

Service cost	$1,832	$3,841	$3,841
Interest cost	10,027	10,581	10,091
Recognized actuarial gain	—	(47,826)	(40,425)

Net periodic benefit loss/(income)	$11,859	$(33,404)	$(26,493)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.7% and 5.2% at April 30, 2006 and 2005, respectively.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006, with the rate grading down to an ultimate rate of 5.5% in fiscal 2013. In fiscal 2004, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005, with the rate grading down to an ultimate rate of 5% in fiscal 2008.

For the fiscal years ended April 30, 2006 and 2005, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2007 — $56,000, 2008 — $39,000, 2009 — $34,000, 2010 — $20,000, 2011 — $27,000, and 2012 through 2016 — $17,000.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was not reflected as of April 30, 2006, as the plan has an immaterial amount of post-65 drug benefits and likely would not qualify for the federal subsidy period.

21.	Income Taxes

We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The income tax expense (benefit) consists of the following:

	For the Years Ended April 30,
	2006	2005	2004

Current:
Federal	$493,892	$77,930	$—
State	582,811	328,955	138,299

Total current	1,076,703	406,885	138,299
Deferred:
Deferred federal and state	4,242,056	3,182,444	(352,722)
Change in valuation allowance	(256,142)	(162,839)	(135,856)

Total deferred	3,985,914	3,019,605	(488,578)

Total income tax expense (benefit)	$5,062,617	$3,426,490	$(350,279)

Federal and state income tax expense (benefit) of $0 in fiscal 2006, $0 in fiscal 2005, and $(4,217) in fiscal 2004 have been allocated to other comprehensive income.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements is as follows:

	For the Years Ended April 30,
	2006	2005	2004

Federal income taxes expected at 35% (34% for 2005 & 2004) statutory rate	$4,817,469	$2,949,652	$161,424
State income taxes, less federal income tax benefit	365,484	260,190	24,845
Employee Stock Purchase Plan	55,159	24,168	44,104
Other	(6,560)	10,790	(28,014)
Business meals and entertainment	57,838	43,511	43,271
Export sales benefit	(56,527)	(40,111)	(42,850)
Depreciation-permanent	(35,695)	(48,302)	(137,442)
SFAS 123(R) adjustment	224,136	60,826	576
Federal net operating loss adjustment	—	10,254	(416,193)
Deferred tax rate change	(358,687)	—	—
Section 382 NOL Limitation	—	155,512	—

Total income tax expense (benefit)	$5,062,617	$3,426,490	$(350,279)

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2006, 2005, and 2004. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating tax loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in fiscal 2006, 2005, and 2004 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for fiscal 2006, 2005, and 2004. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2006, 2005, and 2004 are $0, $200,000, and $0, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2006	2005

Current tax assets (liabilities):
Net operating loss carryforwards	$—	$2,780,738
Environmental reserves	9,815	36,994
Inventory reserves	1,607,947	1,735,236
Product liability	(1,190,347)	(1,196,089)
Accrued expenses, including compensation	2,123,605	2,058,508
Warranty reserve	481,676	523,876
Other	442,510	471,118
Property taxes	(128,522)	(123,889)
Less valuation allowance	—	(166,931)

Net deferred tax asset — current	$3,346,684	$6,119,561

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$1,247,599	$726,630
Environmental reserves	221,447	1,337,960
Product liability	2,237,611	2,142,613
Accrued expenses, including compensation	513,006	542,613
Warranty reserve	87,341	82,665
SFAS 123(R) compensation	3,603,508	3,331,082
Property, plant and equipment	(248,691)	(33,262)
Other	(261,589)	(192,351)
Less valuation allowance	(42,038)	(131,248)

Net deferred tax asset — non-current	$7,358,194	$7,806,702

Net tax asset — total	$10,704,878	$13,926,263

We had federal net operating loss carrforwards amounting to $4.2 million, $10.9 million, and $16.8 million as of April 30, 2006, 2005, and 2004, respectively. The April 30, 2006 net operating loss expires in years 2019 and 2020. Utilization of these losses is limited by Section 382 to $108,161 per year. In April 30, 2005, it was determined that $457,388 of net operating loss carryforwards will expire unutilized. Therefore, the related deferred tax asset of $155,512 has been reversed to tax expense in fiscal 2005. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward, which can be utilized. Federal net operating losses account for $1.2 million of the total net deferred tax asset of $10.7 million and $3.3 million of the $13.9 million of deferred tax assets as of April 30, 2006 and 2005, respectively.

State net operating loss carryforwards amounted to $1.2 million, $6.5 million, and $12.1 million as of April 30, 2006, 2005, and 2004, respectively, most of which expire from fiscal 2006 to fiscal 2008. Certain state provisions may limit our ability to utilize state net operating losses in any given year when certain events occur, including cumulative changes in ownership interests over a three-year period. In our opinion, due to the uncertainty of the realization of the benefit from state net operating losses, a valuation allowance will be maintained against most of these deferred tax assets.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Commitments and Contingencies

Litigation

We, together with other firearms manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the allegations of defective product design are unfounded and that the accident and any results therefrom were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

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

At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, “Loss Contingencies,” is zero. A range of reasonably possible losses relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $2.6 million as of April 30, 2006 and $434 million as of April 30, 2005, are set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal. The $433.4 million decrease in possible maximum liability was due to the dismissal of the City of Chicago lawsuit and the expiration of the deadline for appeal in May 2005 by the City of Chicago and an increase of $2.0 million related to the Fudali lawsuit.

The rulings in the following cases are pending as of April 30, 2006:

Michael and Billie Sue Pavelka v. Beretta U.S.A. Corp., et al., in the Superior Court for the State of California, for the County of Los Angeles. The complaint was filed on October 18, 2005 and was served on our agent for service on January 26, 2006. Plaintiffs are the parents of Matthew Pavelka, a police officer killed in the line of duty on November 15, 2003. The complaint alleges the firearms used in the shooting included a Smith & Wesson firearm and firearms of two other manufacturers. The complaint seeks unspecified compensatory and punitive damages against the manufacturers, a dealer, an alleged straw purchaser of one of the firearms not manufactured by us, a shooter, the estate of a second shooter, and numerous unnamed defendants. With respect to the manufacturer defendants, plaintiffs assert claims for negligence, negligent entrustment, and public nuisance. In addition to the claim for compensatory and punitive damages, the public nuisance count

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seeks an unspecified form of injunctive relief. On March 14, 2006, we filed a motion to dismiss based on the Protection of Lawful Commerce in Arms Act. On May 19, 2006, the court granted our motion, dismissing the case. Plaintiffs’ appeal period has not yet expired.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the Plaintiffs filed their notices of appeal.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF Trace Data shall not be admissible in civil proceedings. A hearing was held before the ourt on March 3, 2006 to

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants will have until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal on the April 27, 2006 Order. Plaintiff did not oppose defendants’ petition to appeal the April 27, 2006 Order. The Second Circuit Court of Appeals has not yet ruled on the defendants’ petition.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. No hearing has been scheduled to date.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. Trial is scheduled to begin on June 15, 2009.

Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. Plaintiff’s complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gunpowder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages of $2.0 million dollars plus other costs and fees. The court has entered an order granting summary judgment in our favor; however, we are waiting for the court’s ruling on certification of the dismissal as a final order.

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been postponed. No new trial date has been scheduled by the court.

In the fiscal years ended April 30, 2006, 2005 and 2004, we paid $0, $4,535, and $1.6 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $15,000, $0, and $16,039, respectively, in those fiscal years in settlement fees relative to product liability cases.

In fiscal 2006, 2005, and 2004, we recorded expense (income) of $87,734, ($2.9 million), and ($40,388), respectively, to recognize changes in our product and municipal litigation liability. The expense in fiscal 2006 was the provision for incurred but not reported cases. The income in fiscal 2005 and 2004 was due to a reduction in reserves due to favorable outcomes in product and municipal cases, as well as to reflect the initiation of insurance coverage in fiscal 2005.

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

We had reserves of $603,000 as of April 30, 2006 ($578,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

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

The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflected those issues. The buyer, the Springfield Redevelopment Authority, or the SRA, is an agency of the city of Springfield and had obtained governmental grants to help defray costs related to the property. At the time of the sale, we did not decrease our reserves as we were waiting for the remediation (which would eliminate any potential liability) to be completed. Remediation was completed by the SRA in May 2005 and we reduced our environmental reserves by $3.1 million in the quarter ended July 31, 2005.

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

Suppliers

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

As of the signing of the HUD settlement, lawsuits had been filed against us by nine of the 11 cities and counties that signed the HUD settlement. Among other terms, the HUD settlement provided that any city or county that was a party to the HUD settlement and had a lawsuit pending against us would dismiss us with prejudice from its lawsuit subject to a consent order. As of August 10, 2005, none of the nine cities and counties that signed the HUD settlement had dismissed us with prejudice from its lawsuit subject to a consent order under the HUD settlement.

We do not believe that the HUD settlement is legally binding for numerous reasons, including that the lack of consideration received by us for entering into the settlement. No assurance can be given, however, that our position that the HUD settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received confirmation that the HUD settlement will not be enforced but have no indication that the HUD settlement will be formally rescinded. If enforced, these restrictions contained in the HUD Settlement could substantially impair our ability to compete, particularly since none of our competitors is subject to such restrictions.

Rental Leases

We lease office space in Scottsdale under an operating lease, which expires in January 2011, photocopiers at our Springfield location with various expiration dates, and vehicles for our national sales force. As of April 30, 2006, the lease commitments were approximately as follows:

For the Years Ended April 30,	Amount

2007	$215,000
2008	346,000
2009	320,000
2010	126,000
2011	98,000
Thereafter	46,000

$1,151,000

Rent expense in the fiscal years ended April 30, 2006, 2005, and 2004 was approximately $215,000, $181,000, and $151,000, respectively.

We relocated into a new Scottsdale location on August 1, 2005 and entered into a 65-month lease agreement for the space. The lease expense for fiscal year 2006 is approximately $46,000, 2007 is $69,000, 2008 is $71,000, 2009 is $73,000, 2010 is $75,000 and thereafter is $45,000.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2006 and fiscal 2005. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$31,849,723	$35,536,967	$38,635,764	$51,852,263	$157,874,717
License revenue	799,977	482,213	418,462	473,255	2,173,907
Gross profit	9,598,889	10,544,802	11,273,016	18,190,292	49,606,999
Income from operations	4,816,741	1,238,087	1,878,312	6,611,179	14,544,319
Net income	$2,687,263	$692,377	$1,122,294	$4,199,645	$8,701,579
Per common share
Basic	$0.08	$0.02	$0.03	$0.11	$0.24
Diluted	$0.07	$0.02	$0.02	$0.11	$0.22
Market price (high-low)	$6.95-2.79	$6.26-4.15	$5.13-3.50	$6.89-4.39	$6.95-2.79

	For the Year Ended April 30, 2005
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$27,768,875	$29,078,039	$31,145,521	$35,971,538	$123,963,973
License revenue	396,750	526,018	417,100	484,209	1,824,077
Gross profit	9,364,400	12,388,832	7,748,174	11,386,612	40,888,018
Income from operations	2,788,357	4,289,100	644,038	3,459,496	11,180,991
Net income (loss)	$1,466,999	$2,106,410	$(153,112)	$1,828,659	$5,248,956
Per common share
Basic	$0.05	$0.07	$(0.00)	$0.06	$0.17
Diluted	$0.04	$0.06	$(0.00)	$0.05	$0.14
Market price (high-low)	$1.70-1.40	$1.98-1.15	$2.40-1.38	$2.94-1.92	$2.94-1.15

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2006, 2005 and 2004

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,

2006
Allowance for doubtful accounts	$75,000	$31,230			$(31,230)	$75,000
Inventory reserve	2,045,027	548,952			(202,296)	2,391,683
Deferred tax valuation allowance	298,179	(256,141)				42,038
Warranty reserve	1,639,545	1,263,000			(1,418,195)	1,484,350
Product liability	8,026,708	87,734	(630,126	)(1)	(15,000)	7,469,316
Workers compensation	1,758,705	154,916			(616,290)	1,297,331
Environmental	3,716,651	(3,045,508)			(67,869)	603,274

2005
Allowance for doubtful accounts	$100,000	$52,875			$(77,875)	$75,000
Inventory reserve	1,960,896	97,942			(13,811)	2,045,027
Deferred tax valuation allowance	461,018	(162,839)				298,179
Warranty reserve	1,742,917	1,539,400			(1,642,772)	1,639,545
Product liability	13,555,752	(505,439)	(4,534,489	)(1)	(489,116)	8,026,708
Workers compensation	1,250,004	833,455	186,774		(511,528)	1,758,705
Environmental	3,881,755	(44,500)			(120,604)	3,716,651

2004
Allowance for doubtful accounts	$107,552	$(4,829)			$(2,723)	$100,000
Inventory reserve	1,760,778	283,063			(82,945)	1,960,896
Deferred tax valuation allowance	596,874	(135,856)			0	461,018
Warranty reserve	1,364,220	1,591,741			(1,213,044)	1,742,917
Product liability	22,473,982	(259,429)	(7,022,665	)(1)	(1,636,136)	13,555,752
Workers compensation	981,220	864,199			(595,415)	1,250,004
Environmental	3,968,228	(11,045)			(75,428)	3,881,755

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation.(1)
3.2	Amended and Restated Bylaws.*
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock.(2)
4.1	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.(3)
4.2	Form of Option to 2001 Stock Option.(4)
4.3	2001 Employee Stock Purchase Plan.(4)
4.4	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan.(4)
4.5	Warrant issued to Mitchell L. Saltz.(5)
4.6	Warrant issued to Robert Scott.(5)
4.7	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent.(2)
4.8	Form of Warrant issued in connection with the Securities Purchase Agreement forming Exhibit 10.25.(6)
4.9	Form of Warrant issued to placement agent in connection with the Securities Purchase Agreement forming Exhibit 10.25.(6)
4.10	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden.(7)
10.1	Trademark Agency Agreement with UMAREX dated March 11, 2000.(8)
10.2	Agreement with Walther/UMAREX dated August 1, 1999.(8)
10.3	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.(8)
10.4	Agreement with Western Mass Electric dated July 6, 1998.(8)
10.5	Agreement with Western Mass Electric dated December 18, 2000.(8)
10.6	Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.(8)
10.7	Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.(8)
10.8	Trademark License Agreement with Canadian Security Agency dated May 31, 1996.(8)
10.9	Master Supply Agreement with Remington Arms dated August 1, 2001.(9)
10.10	Loan and Security Agreement, dated January 11, 2005, by and between the Registrant, Smith & Wesson Corp., and Banknorth, N.A.(10)
10.11	Revolving Line of Credit Note dated January 11, 2005.(10)
10.12	Commercial Term Promissory Note dated January 11, 2005.(10)
10.13	Commercial Real Estate Term Promissory Note dated January 11, 2005.(10)
10.14	Equipment Line of Credit Note dated January 11, 2005.(10)
10.15	Mortgage and Security Agreement dated January 11, 2005, by and between the Registrant and Banknorth, N.A.(10)
10.16	Mortgage and Security Agreement dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(10)
10.17	Guaranty dated January 11, 2005, by the Registrant in favor of Banknorth, N.A.(10)
10.18	Purchase and Sale Agreement with Springfield Redevelopment Authority.(11)
10.19	Environmental Agreement with Springfield Redevelopment Authority.(11)
10.20	Promissory Note from Springfield Redevelopment Authority.(11)
10.21	Agreement with Carl Walther GmbH.(12)
10.22	Resignation and Release Agreement dated November 29, 2004 between the Registrant and Roy C. Cuny.(13)
10.23	Partial Release and Agreement between the Registrant, Stinger Systems, Inc., and Roy C. Cuny.(14)
10.24	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004.(15)**

Exhibit
Number	Exhibit

10.25	Securities Purchase Agreement between and among the Registrant and the investors named therein dated September 7, 2005.(6)
10.26	Agreement between and among the Registrant and Mitchell A. Saltz, Robert L. Scott, and Colton R. Melby dated September 9, 2005.(6)
10.27	2001 Stock Option Plan.(7)
10.28	2004 Incentive Compensation Plan.(7)
10.29	Consulting Agreement with Robert L. Scott.(16)
10.30	Employment Agreement, dated as of February 1, 2006, between the Registrant and Michael F. Golden.(17)
10.31	Amendment with Carl Walther GmbH dated January 12, 2006.(18)
10.32	Form of Restricted Stock Unit Agreement for 2004 Incentive Compensation Plan.(19)
21.1	Subsidiaries of the Company.*
23.1	Consent of BDO Seidman, LLP.*
23.2	Consent of PricewaterhouseCoopers LLP.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.*
32.2	Section 1350 Certification of Chief Financial Officer.*

*	Filed herewith.

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(2)	Incorporated by reference to the Company’s Form 8-A filed with the SEC on August 25, 2005.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 29, 2001.

(4)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(5)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on August 15, 2005.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 13, 2005.

(7)	Incorporated by reference to the Company’s registration statement on Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(8)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on August 13, 2001.

(9)	Incorporated by reference from the Company’s Form 10-QSB filed with the SEC on September 14, 2001.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on January 18, 2005.

(11)	Incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 18, 2003.

(12)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on July 16, 2004.

(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 30, 2004.

(14)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 11, 2005.

(15)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 10, 2005.

(16)	Incorporated by reference to the Company’s Form 10-K/A filed with the SEC on December 21, 2005.

(17)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 23, 2006.

(18)	Incorporated by reference to the Company’s Form 10-Q filed with the SEC on March 17, 2006

(19)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 19, 2006.