Form 10-Q
period 2006-07-31
SMITH & WESSON HOLDING CORP
filed 2006-09-08
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
      Large accelerated filer ☐                    Accelerated filer     ☑                    Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The registrant had 39,527,543 common shares, par value $0.001, outstanding as of September 1, 2006.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended July 31, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2006	April 30, 2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,259,476	$731,306
Accounts receivable, net of allowance for doubtful accounts of $82,603 on July 31, 2006 and $75,000 on April 30, 2006	27,000,226	27,350,150
Inventories, net of excess and obsolescence reserve	23,156,202	19,101,507
Other current assets	2,253,662	2,567,564
Deferred income taxes	3,346,684	3,346,684
Income tax receivable	—	66,077

Total current assets	57,016,250	53,163,288

Property, plant and equipment, net	30,389,451	28,181,864
Intangibles, net	413,300	406,988
Notes receivable	1,000,000	1,000,000
Deferred income taxes	7,358,194	7,358,194
Other assets	4,535,986	4,587,301

	$100,713,181	$94,697,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,463,407	$13,560,027
Accrued expenses	3,694,848	3,451,950
Accrued payroll	4,096,544	5,740,191
Accrued income taxes	1,498,640	—
Accrued taxes other than income	769,653	818,517
Accrued profit sharing	1,094,600	2,450,394
Accrued workers’ compensation	387,630	368,080
Accrued product liability	2,353,614	2,353,616
Accrued warranty	1,249,940	1,256,507
Deferred revenue	4,836	4,836
Current portion of notes payable	4,717,593	1,690,584

Total current liabilities	33,331,305	31,694,702

Notes payable, net of current portion	13,897,414	14,337,817

Other non-current liabilities	7,353,143	7,332,368

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 39,527,543 shares on July 31, 2006 and 39,310,543 shares on April 30, 2006 issued and outstanding	39,528	39,311
Additional paid-in capital	34,706,512	33,277,474
Retained earnings	11,385,279	8,015,963

Total stockholders’ equity	46,131,319	41,332,748

	$100,713,181	$94,697,635

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
For the Quarters Ended:

	July 31, 2006	July 31, 2005

Net product and services sales	$47,604,449	$31,849,723
License revenue	398,385	799,977
Cost of products and services sold	31,324,719	22,974,916
Cost of license revenue	—	75,895

Gross profit	16,678,115	9,598,889

Operating expenses:
Research and development, net	168,094	39,840
Selling and marketing	4,711,932	3,950,277
General and administrative	5,915,185	3,879,841
Environmental expense (credit)	—	(3,087,810)

Total operating expenses	10,795,211	4,782,148

Income from operations	5,882,904	4,816,741

Other income/(expense):
Other income/(expense)	(123,737)	42,891
Interest income	30,711	18,504
Interest expense	(344,961)	(549,337)

Total other expense	(437,987)	(487,942)

Income before income taxes	5,444,917	4,328,799
Income tax expense	2,075,601	1,641,536

Net income	$3,369,316	$2,687,263

Weighted average number of common and common equivalent shares outstanding, basic	39,447,960	32,117,678

Net income per share, basic	$0.09	$0.08

Weighted average number of common and common equivalent shares outstanding, diluted	41,045,839	38,505,557

Net income per share, diluted	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Total
			Additional	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity

Balance at April 30, 2006	39,310,543	$39,311	$33,277,474	$8,015,963	$41,332,748
Exercise of employee stock options	175,000	175	141,575		141,750
Exercise of warrants	42,000	42	223,814		223,856
Stock-based compensation			691,050		691,050
Tax benefit from stock-based compensation in excess of book deductions			372,599		372,599
Net income for the three months ended July 31, 2006				3,369,316	3,369,316

Balance at July 31, 2006	39,527,543	$39,528	$34,706,512	$11,385,279	$46,131,319

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	For the Quarters Ended July 31,

	2006	2005

Cash flows from operating activities:
Net income	$3,369,316	$2,687,263
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	1,228,738	1,118,657
Loss (gain) on sale of assets	(6,209)	(5,595)
Deferred taxes	—	1,491,286
Provision for losses on accounts receivable	7,500	4,900
Provision for excess and obsolete inventory	312,306	257,299
Stock-based compensation expense	691,050	275,500
Changes in operating assets and liabilities:
Accounts receivable	342,424	388,192
Inventories	(4,367,001)	(3,106,666)
Other current assets	313,902	(914,591)
Income tax receivable	66,077	3,701
Accounts payable	(96,620)	(3,182,055)
Accrued payroll	(1,643,647)	(30,376)
Accrued profit sharing	(1,355,794)	367,331
Accrued taxes other than income	(48,864)	(44,822)
Accrued other expenses	242,898	624,292
Accrued income taxes	1,498,640	44,419
Accrued workers’ compensation	19,550	36,691
Accrued product liability	(2)	17,850
Accrued warranty	(6,567)	(140,229)
Other non-current liabilities	20,775	(3,233,834)
Other assets	32,507	277,968
Deferred revenue	—	(10,810)

Net cash provided by (used for) operating activities	620,979	(3,073,629)

Cash flows from investing activities:
Note receivable	—	11,040
Payments to acquire patents	(14,055)	—
Proceeds from sale of property and equipment	6,514	22,310
Payments to acquire property and equipment	(3,410,079)	(2,299,620)

Net cash used for investing activities	(3,417,620)	(2,266,270)

Cash flows from financing activities:
Stock-based compensation tax benefit	372,599	—
Proceeds from loans and notes payable	5,000,000	2,500,000
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	141,750	378,461
Proceeds from exercise of warrants to acquire common stock	223,856	—
Payments on loans and notes payable, unrelated parties	(2,413,394)	(388,051)

Net cash provided by financing activities	3,324,811	2,490,410

Net increase (decrease) in cash and cash equivalents	528,170	(2,849,489)
Cash and cash equivalents, beginning of year	731,306	4,081,475

Cash and cash equivalents, end of period	$1,259,476	$1,231,986

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2006 and 2005

(1)	Basis of Presentation:
      The consolidated balance sheet as of July 31, 2006, the consolidated statements of income for the quarters ended July 31, 2006 and 2005, the consolidated statement of changes in stockholders’ equity for the quarter ended July 31, 2006, and the consolidated statements of cash flows for the quarters ended July 31, 2006 and 2005 have been prepared by us, without audit. The quarter end for our wholly owned subsidiary, Smith & Wesson Corp., was July 30, 2006, a one-day variance to our reported fiscal quarter end of July 31, 2006. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2006 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2006 has been derived from our audited financial statements.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the quarter ended July 31, 2006 may not be indicative of the results that may be expected for the year ended April 30, 2007 or any other period.

(2)	Organization:
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

(3)	Debt:
      In January 2005, we completed the refinancing of our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans.
      The credit facility consists of the following:
      (1) A revolving line of credit in an amount up to a maximum amount of the lesser of (a) $17.0 million; or (b) (i) 85% of the net amount of our eligible receivables as defined in the credit agreement; (ii) plus the lesser of $6.0 million or 70% of eligible raw materials inventory; plus (iii) 60% of eligible finished goods inventory; and (iv) plus 40% of eligible finished parts inventory. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage). The amount available under this line of credit is reduced by any outstanding letters of credit, an ACH holdback of $420,000, and 15% of any outstanding forward hedging contracts. There was $3.0 million outstanding under this line of credit as of July 31, 2006 bearing interest at a rate of 8.25% per annum.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (2) A seven-year, $12.1 million term loan which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due on January 11, 2012.
      (3) A ten-year, $5.9 million term loan which bears interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014 with a balloon payment due on January 11, 2015 of $3,975,611.
      We are in full compliance with all bank covenants as of July 31, 2006.

(4)	Inventory:
      A summary of inventories, stated at lower of cost or market as of July 31, 2006 and April 30, 2006, is as follows:

	July 31, 2006	April 30, 2006

Finished goods	$8,500,357	$5,951,902
Finished parts	10,239,314	9,093,011
Work in process	2,954,059	2,611,067
Raw material	1,462,472	1,445,527

	$23,156,202	$19,101,507

(5)	Advertising Costs:
      We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the three months ended July 31, 2006 and 2005, advertising expense was approximately $1,783,000 and $1,772,000, respectively.

(6)	Warranty Reserve:
      We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2006 and 2005 was $345,643 and $153,396, respectively.
      The change in accrued warranties for the quarter ended July 31, 2006, the quarter ended July 31, 2005, and the fiscal year ended April 30, 2006 was as follows:

	Quarter Ended	Quarter Ended	Year Ended
	July 31, 2006	July 31, 2005	April 30, 2006

Beginning Balance	$1,484,350	$1,639,545	$1,639,545
Warranties issued and adjustments to provisions	345,643	153,396	1,263,000
Warranty claims	(353,853)	(297,481)	(1,418,195)

Ending Balance	$1,476,140	$1,495,460	$1,484,350

      During the first quarter, we received certain reports of barrel failures involving the limited edition Performance Center version of our Model 460 revolver. We are presently investigating the nature and scope of the problem and anticipate that we may need to take some corrective action in the near future. At this time,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the nature and scope of the remedial action is not probable or quantifiable and thus no specific accrual has been reflected in our financial statements.
      We have verified through our investigation that our standard production Model 460 is not affected, and will not be included in any remedial action plan.

(7)	Self-Insurance Reserves:
      As of July 31, 2006 and April 30, 2006, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $9.5 million and $9.6 million, respectively, of which approximately $6.0 million has been classified as non-current and included in other non-current liabilities, and the remaining amounts of approximately $3.5 million and $3.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were approximately $1.1 million and $1.3 million for the quarters ended July 31, 2006 and 2005, respectively.
      It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2006 and April 30, 2006, we had product liability reserves of approximately $7.4 million and $7.6 million, respectively, consisting entirely of estimated legal defense costs, of which approximately $5.1 million has been included in other non-current liabilities, and the remaining amounts of approximately $2.3 million and $2.5 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $3.8 million has been classified as other assets and the remaining $900,000 has been classified as other current assets.

(8)	Commitments and Contingencies:

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
      At this time, an estimated range of reasonably possible additional losses, as that term is defined in Statement of Financial Accounting Standard (SFAS) No. 5, “Loss Contingencies,” relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $2.6 million at July 31, 2006, is set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.
      In the quarter ended July 31, 2006, defense costs of $33,000 were incurred and were paid directly by our insurance carriers. Consequently we have reduced our product liability and municipal litigation reserves and our receivable from insurers by $33,000.
      We have recorded the liability for defense costs at a level before reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.
      On May 19, 2006, the court granted our motion to dismiss based on the Protection of Lawful Commerce in Arms Act in the case Michael Billie Sue Pavelka v. Berretta U.S.A. Corp, et. al., in the Superior Court for the State of California for the County of Los Angeles. Notice of entry of the judgment was given to plaintiffs on August 14, 2006. Plaintiffs agreed to waive their right to appeal in exchange for the defendants’ waiver of costs.
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

Securities and Exchange Commission (“SEC”) Investigation
      The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the quarter ended July 31, 2006.

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
      We had reserves of $630,000 as of July 31, 2006 ($590,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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

Common Stock
      During the quarter ended July 31, 2006, options or warrants were exercised and common stock issued as follows:

(a) During the quarter ended July 31, 2006, we issued 175,000 shares of common stock having a market value of $1,259,152 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $141,750.

(b) In June 2006, we issued 42,000 shares of common stock having a market value of $340,620 to an investor upon the exercise of warrants granted to them as part of a private placement offering. The purchase price of these shares was $223,856.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share
      The following table provides a reconciliation of the income amounts and weighted average number of common and common stock equivalent shares used to determine basic and diluted earnings per share for the quarters ended July 31, 2006 and 2005:

	For the Quarters Ended July 31,

	2006			2005

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic income earnings per share	$3,369,316	39,447,960	$0.09	$2,687,263	32,117,678	$0.08
Effect of dilutive stock options and warrants	—	1,597,879	(0.01)	—	6,387,879	(0.01)

Diluted income earnings per share	$3,369,316	41,045,839	$0.08	$2,687,263	38,505,557	$0.07

      Options and warrants to purchase 675,000 shares of our common stock were excluded from the earnings per share calculation for the quarter ended July 31, 2005, as the effect would be antidilutive.

Stock Warrants Issued and Repurchased
      In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors and as compensation to outside consultants.
      In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001, to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The value of the warrants were expensed upon issuance. The Saltz Warrant, which contained a cashless exercise provision, entitled Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.
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
      During the year ended April 30, 2005, Mr Scott exercised 311,250 warrants on a cashless basis resulting in 200,000 common shares issued. As a result, at April 30, 2005, the unexercised Saltz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 311,250 warrants on a cashless exercise basis. As a result, we reinstated 111,250 warrants as unexercised warrants in May 2005.

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
      The following outlines the activity related to the warrants for the periods indicated:

	For the Quarters Ended July 31,

	2006		2005

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	1,320,000	$5.24	9,688,750	$0.89
Reinstatement of warrants previously exercised on a cashless basis	—		111,250	$0.89
Warrants exercised during the period	(42,000)	$5.33	(29,700)	$0.89

Warrants outstanding, end of the period	1,278,000	$5.24	9,770,300	$0.89

Warrants exercisable, end of the period	1,278,000	$5.24	9,770,300	$0.89

Weighted average remaining life	192 days		9 months

Employee Incentive Compensation and Employee Stock Purchase Plans
      We have two employee incentive compensation plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants are issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the Board administers the SOPs, selects recipients to whom awards or options are granted, and determines the number of grants to be awarded. Awards or options granted under the SOPs are exercisable at a price determined by the Board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of awards or options may be made to employees and directors without regard to any performance measures. All awards or options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Stock Plan will terminate at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award or options are deemed to be the date upon which the Board of Directors or Board committee authorizes the granting of such award or option. Generally, options vest over a period of three years. The options are exercisable for a period of 10 years. The plan also allows for option grants to non-employees, which from time to time the Board has in the past granted.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The number of shares and weighted average exercise prices of options granted under the SOPs and an employee grant outside of the SOPs for the quarters ended July 31, 2006 and 2005 are as follows:

	For the Quarters Ended July 31,

	2006		2005

		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,908,167	$2.25	2,467,125	$1.30
Granted during the period	—	—	670,000	$4.40
Exercised during the period	(175,000)	$0.81	(125,200)	$1.39
Canceled/forfeited during the period	—	—	—	—

Options outstanding, end of the period	2,733,167	$2.34	3,011,925	$1.99

Options exercisable, end of the period	1,598,188	$2.04	1,335,257	$1.07

      A summary of stock options outstanding, vested, and exercisable at July 31, 2006 follows:

	Outstanding			Vested and Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price

Range of Exercise Prices
$0.81 — $1.47	1,248,000	6.90 years	$1.18	793,001	$1.02
$1.48 — $4.46	1,295,167	8.43 years	$3.03	663,523	$2.56
$4.93 — $5.83	190,000	9.15 years	$5.30	141,664	$5.27

$0.81 — $5.83	2,733,167	7.78 years	$2.34	1,598,188	$2.04

      We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
parent or subsidiary of such successor corporation. During the quarters ended July 31, 2006 and 2005, no shares were purchased under the ESPP.
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
      The following assumptions were used in valuing our options and ESPP:

	For the Quarters Ended
	July 31,

	2006	2005

Stock option grants:
Risk-free interest rate	N/A	4.19%
Expected term	N/A	9.3 years
Expected volatility	N/A	75.0%
Dividend yield	N/A	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.86%	3.13%
Expected term	6 months	6 months
Expected volatility	42.6%	59.9%
Dividend yield	0%	0%
      We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the quarter ended July 31, 2005 was $3.49, there were no options granted during the quarter ended July 31, 2006. The weighted-average fair value of ESPP shares granted during the quarters ended July 31, 2006 and 2005 was $1.70 and $0.80, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was approximately $691,000 and $276,000 for the quarters ended July 31, 2006 and 2005, respectively. Stock-based compensation expense is included in general and administrative expenses.
      During the quarter ended July 31, 2006, we granted 360,000 restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $162,000 for the quarter ended July 31, 2006. As of July 31, 2006, there was approximately $2.1 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 2.8 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2006. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
First Quarter Fiscal 2007 Highlights
      Net product sales for the quarter ended July 31, 2006 were $47.6 million, a $15.8 million, or 49.5%, increase over net product sales of $31.8 million for the quarter ended July 31, 2005. Firearms sales, our core business, increased for the quarter by $15.8 million, or 54.0%, compared with the quarter ended July 31, 2005.
      Net income for the quarter ended July 31, 2006 was $3.4 million compared with $2.7 million for the quarter ended July 31, 2005. Net income for the quarter ended July 31, 2005 included a $3.1 million environmental reserve reduction. This environmental adjustment had an after-tax impact of approximately $1.9 million.
      Gross profit as a percentage of net revenue was 34.7% for the quarter. This was consistent with gross profit in the fourth quarter of fiscal 2006 and a significant improvement over the 29.4% gross profit percentage for the quarter ended July 31, 2005.
      We completed shipment of the largest M&P pistol order to date with 5,700 M&P 40 pistols going to the North Carolina Department of Corrections.

Restatement/ SEC Inquiry
      In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and July 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the July quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the quarter ended July 31, 2006.

Results of Operations
Net Product and Services Sales
      The following table sets forth certain information relating to net product and services sales for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Revolvers	$14,098,090	$13,263,389	$834,701	6.3%
Pistols	17,345,254	9,450,149	7,895,105	83.5%
Walther	5,844,382	3,379,177	2,465,205	73.0%
Performance Center	2,054,619	1,647,489	407,130	24.7%
Engraving	2,387,223	1,024,898	1,362,325	132.9%
Rifles	2,137,183	—	2,137,183	—
Other	1,315,161	572,992	742,169	129.5%

Total Firearms	45,181,912	29,338,094	15,843,818	54.0%
Handcuffs	1,329,011	1,118,387	210,624	18.8%
Specialty Services	559,864	848,412	(288,548)	(34.0)%
Other	533,662	544,830	(11,168)	(2.0)%

Non-Firearms	2,422,537	2,511,629	(89,092)	(3.5)%
Total	$47,604,449	$31,849,723	$15,754,726	49.5%

      We recorded net product and services sales of $47,604,449 for the quarter ended July 31, 2006, an increase of $15,754,726, or 49.5%, over the quarter ended July 31, 2005. Firearms sales increased by $15,843,818, or 54.0%, over the comparable quarter last year. Non-firearm sales for the quarter ended July 31, 2006 decreased by $89,092, or 3.5%, compared with the quarter ended July 31, 2005 due to lower specialty services sales, partially offset by higher handcuff sales.
      Revolver sales increased by $834,701, or 6.3%, for the quarter ended July 31, 2006 to $14,098,090, compared with the quarter ended July 31, 2005. The increase resulted from a 11.8% increase in units sold, primarily in the sporting trade channel. The increase in the number of states adopting concealed carry laws has increased demand for our small frame revolvers. This has resulted in a lower average unit price, as the first quarter of last year included the introduction of the Model 460 revolver, whose selling price is approximately double that of the small frame revolvers. The revolver order backlog was $4,152,807 at July 31, 2006 compared with $8,973,700 at July 31, 2005.
      Pistol sales of $17,345,254 were $7,895,105, or 83.5% higher, for the quarter ended July 31, 2006 than for the quarter ended July 31, 2005. The increase in pistol sales was attributable to the introduction of the M&P pistol as well as the government contract for Sigma pistols for the Afghanistan National Police. The M&P accounted for 63.9% of the increase in pistol sales. The pistol order backlog was at $15,359,409 at July 31, 2006 compared with $2,447,084 at July 31, 2005.
      We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $2,465,205, or 73.0%, for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005. The increase in Walther sales was attributable to higher demand across all product lines, particularly the P22 and PPK pistols. We believe that the restructuring of our commercial sales force in fiscal 2006 is responsible for the increase in the Walther line. Walther order backlog was $1,494,334 at July 31, 2006 compared with $1,324,527 at July 31, 2005.
      Performance Center sales increased by $407,130, or 24.7%, for the quarter ended July 31, 2006 to $2,054,619 compared with the quarter ended July 31, 2005. Custom variations of the Model 460 were responsible for the increase in sales. The Performance Center had an order backlog of $1,562,428 at July 31, 2006 compared with $1,868,548 at July 31, 2005.

      Engraving sales increased by $1,362,325, or 132.9% to $2,387,223 for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005. This increase resulted from the sale of commemorative revolvers featuring our Model 460.
      We began shipments of our M&P 15 tactical rifle in February 2006. Sales of our M&P 15 rifles were $2,137,183 for the quarter ended July 31, 2006. Twenty police agencies have selected the M&P 15, and another six departments have approved the M&P 15, for on-duty carry. In addition, we have received requests from approximately 55 law enforcement agencies for test and evaluation. The backlog for tactical rifles was $8,592,346 at July 31, 2006.
      Sales through our sporting goods distribution channel were approximately $32.2 million for the quarter ended July 31, 2006, an increase of 36.7% over the comparable period last year. Law enforcement sales and federal government sales were approximately $10.9 million, a $7.4 million increase over the quarter ended July 31, 2005. International sales for the quarter ended July 31, 2006 of $3.6 million were up slightly over the comparable quarter last year. The focus of many law enforcement agencies is on the M&P pistol. To date, 59 law enforcement agencies have selected the M&P pistol and another 23 have selected the M&P and are awaiting funding. Another 24 agencies have approved the M&P pistol for on-duty carry. In addition, over 140 agencies have requested samples for test and evaluation. Most of these evaluations were still in process as of July 31, 2006.
Licensing Revenue
      The following table sets forth certain information relating to licensing revenue for the quarters ended July 31, 2006 and 2005:

			%
2006	2005	$ Change	Change

$398,385	$799,977	$(401,592)	(50.2)%
      Licensing revenue for the quarter ended July 31, 2006 decreased by $401,592, or 50.2%, compared with the quarter ended July 31, 2005. Licensing income for the quarter ended July 31, 2005 included a benefit of $350,000 as a result of an audit we conducted on one of our licensees. During the quarter ended July 31, 2006 we added two new licensees (Law Enforcement Associates and Mill Street), and terminated our agreements with two existing licensees.
Cost of Revenue and Gross Profit
      The following table sets forth certain information regarding cost of revenue and gross profit for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Cost of revenue	$31,324,719	$23,050,811	$8,273,908	35.9%
% net revenue	65.3%	70.6%
Gross profit	$16,678,115	$9,598,889	$7,079,226	73.8%
% net revenue	34.7%	29.4%
      Gross profit for the quarter ended July 31, 2006 increased by $7,079,226, or 73.8%, compared with the quarter ended July 31, 2005. The higher sales volume was responsible for the increase in gross profit. In addition, we realized substantial benefits because we leveraged our fixed costs. While sales increased by 49.5% for the quarter ended July 31, 2006, fixed costs (manufacturing salaries, depreciation, insurance, and utilities) only increased by 18.6%. Utility costs for the quarter increased by $440,883, or 64.7%, over the comparable quarter last year, reflecting rising energy costs. Depreciation expense for the quarter increased by $354,797 compared with the quarter ended July 31, 2005 as a result of the increased capital spending in fiscal 2006.
      Gross profit, as a percentage of net product and services sales and license revenue, increased from 29.4% for the quarter ended July 31, 2005 to 34.7% for the quarter ended July 31, 2006.

Operating Expenses
      The following table sets forth certain information regarding operating expenses for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Research and development, net	$168,094	$39,840	$128,254	321.9%
Sales and marketing	4,711,932	3,950,277	761,655	19.3%
General and administrative	5,915,185	3,879,841	2,035,344	52.5%
Environmental credit	—	(3,087,810)	3,087,810
Operating expenses	$10,795,211	$4,782,148	$6,013,063	125.7%
% net revenue	22.5%	14.6%
      Operating expenses for the quarter ended July 31, 2006 increased by $6,013,063, or 125.7%, over the quarter ended July 31, 2005. Operating expenses for the quarter ended July 31, 2005 included a $3,087,810 reduction in our environmental reserves as a result of the completion of remediation on a parcel of land that we sold to the City of Springfield. Under the terms of the purchase and sale agreement, the city agreed to remediate the property, but we still had a potential liability until that remediation was completed and we maintained a reserve for that potential liability. The remediation was completed in May 2005 and as a result we released reserves that had been previously established to remediate that property. Sales and marketing expenses increased by $761,655 because of our investment in additional resources to increase our market penetration in the law enforcement and federal government channels. General and administrative expense increased by $2,035,344 for the quarter ended July 31, 2006. The increase in general and administrative expense was attributable to $793,962 in increased spending on cash compensation and fringes and $727,242 in additional profit sharing expense. We also incurred $691,050 in stock option expense relative to SFAS 123(R), an increase of $415,550 over the amount incurred in the quarter ended July 31, 2005.
      Operating expenses, as a percentage of net product and services sales and license revenue, increased by 7.9% to 22.5% for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005.
Income from Operations
      The following table sets forth certain information regarding income from operations for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Income from operations	$5,882,904	$4,816,741	$1,066,163	22.1%
% net revenue	12.3%	14.8%
      Income from operations was $5,882,904 for the quarter ended July 31, 2006, a $1,066,163, or 22.1%, increase compared with operating income of $4,816,741 for the quarter ended July 31, 2005. The increase was due primarily to the higher sales volume. As indicated above, operating expenses for the quarter ended July 31, 2005 included a $3,087,810 reduction in environmental reserves.
Other Income/ Expense
      Other expense totaled $123,737 for the quarter ended July 31, 2006 compared with other income of $42,891 for the quarter ended July 31, 2005. Foreign exchange losses for the quarter ended July 31, 2006 totaled $132,063 compared with an exchange gain of $25,810 for the quarter ended July 31, 2005. The exchange activity resulted from inventory purchases from Walther, which are billed in Euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.
      Interest income of $30,711 for the quarter ended July 31, 2006 represented an increase of $12,207 compared with the quarter ended July 31, 2005.

Interest Expense
      The following table sets forth certain information regarding interest expense for the quarters ended July 31, 2006 and 2005:

			%
2006	2005	$ Change	Change

$344,961	$549,337	$(204,376)	(37.2)%
      Interest expense declined for the quarter ended July 31, 2006 by $204,376. Interest expense for the quarter ended July 31, 2005 included a $210,968 write-off of debt issuance costs. Total debt outstanding as of July 31, 2006 was $18,615,007 compared with $16,028,401 on April 30, 2006.
Income Taxes
      Income tax expense of $2,075,601 for the quarter ended July 31, 2006 increased $434,065 compared with income tax expense of $1,641,536 for the quarter ended July 31, 2005. The effective rates for the quarters ended July 31, 2006 and 2005 were 38.1% and 37.9%, respectively.
Net Income
      The following table sets forth certain information regarding net income and the related per share data for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Net income	$3,369,316	$2,687,263	$682,053	25.4%
Net income per share
Basic	$0.09	$0.08	$0.01	12.5%
Diluted	$0.08	$0.07	$0.01	14.3%
      The increase in net income and net income per share for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005 resulted from the higher sales volume, partially offset by higher operating expenses. Pre-tax income for the quarter ended July 31, 2005 included the $3,087,810 environmental reserve reduction, which accounted for approximately $1.9 million of net income.
Liquidity and Capital Resources
      Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
      The following table sets forth certain information relative to cash flow for the quarters ended July 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating activities	$620,979	$(3,349,129)	$3,694,608	110.3%
Investing activities	(3,417,620)	(2,266,270)	(1,151,350)	(50.8)%
Financing activities	3,324,811	2,765,910	834,401	13.4%

Total	$528,170	$(2,849,489)	$3,377,659	118.5%

      Operating activities represent the principal source of our cash flow. The $620,979 increase in cash from operating activities for the quarter ended July 31, 2006 was primarily a result of the higher net income. In the quarter ended July 31, 2005, $3,087,810 of the pre-tax income came from a reduction in our environmental reserve, a non-cash transaction. The accounts receivable balance at July 31, 2006 was $27,000,226 compared with $17,980,621 at July 31, 2005. This reflects an increase in sales for the month of July, which were approximately $8.7 million higher year-over-year. Inventory during the quarter ended July 31, 2006 increased by approximately $4.0 million. As a result of factory capacity constraints, we traditionally build inventory in the first quarter in anticipation of increased demand later in the fiscal year.
      Cash used for investing activities increased by $1,151,350 for the quarter ended July 31, 2006 compared with the quarter ended July 31, 2005. Capital spending for the quarter ended July 31, 2006 was $3,410,079 compared with $2,299,620 for the quarter ended July 31, 2005, an increase of $1,110,459. We expect to spend approximately $13.0 million on capital expenditures in fiscal 2007. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, primarily our pistol product line, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
      The $834,401 increase in cash provided by financing activities for the quarter ended July 31, 2006 resulted from higher stock compensation expense as well as an increase in short-term borrowings. Short-term bank borrowings totaled $3.0 million at July 31, 2006 compared with $2.5 million at July 31, 2005. The increase was attributable to higher capital spending. We paid $413,394 against the long-term notes payable to BankNorth, our primary bank during the quarter ended July 31, 2006.
      As of July 31, 2006, we had $1,259,476 in cash and cash equivalents on hand. We have a $17.0 million credit facility with TD BankNorth to support letters of credit, working capital needs, and capital expenditures. We have been approved for and are in the process of finalizing an agreement with TD BankNorth for an additional line of $30.0 million to fund acquisitions.
Other Matters

Critical Accounting Policies
      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2006. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2006, to which there have been no material changes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for us for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of adoption of FIN 48.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have purchased Euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. If the Euro strengthens above the average rate, we will not pay more than the average rate. If the Euro weakens below the average rate, 50% of the Euros are at the average rate and the remaining 50% of the Euros are paid for at the spot rate. As of July 31, 2006, we had three 600,000 Euros option contracts remaining, with the last expiring in October 2006. During the three months ended July 31, 2006, we experienced a net gain of $38,000 on hedging transactions that were executed during the period. As of July 31, 2006, the fair market value of outstanding derivatives was an asset of approximately $27,000 versus a liability of $136,000 as of July 31, 2005.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Security Exchange Act and in evaluating regularly our disclosure controls and procedures.
      Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2006, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2006.
NEW CASES
      No new cases of a material nature were filed against us during the quarter ended July 31, 2006.
CASES DISMISSED OR RESOLVED
      The following previously reported case has been finally adjudicated in our favor:
      Michael and Billie Sue Pavelka v. Beretta U.S.A. Corp., et al., in the Superior Court for the State of California, for the County of Los Angeles. On May 19, 2006, the court granted our motion to dismiss based on the Protection of Lawful Commerce in Arms Act. Notice of entry of the judgment was given to plaintiffs on August 14, 2006. Plaintiffs agreed to waive their right to appeal in exchange for the defendants’ waiver of costs.

CASES ON APPEAL
      The rulings in the following cases are still subject to certain pending appeals. Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of 20 million pesos, or approximately $600,000, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing is scheduled before the Supreme Court on October 11, 2006.
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

SMITH & WESSON HOLDING CORPORATION,
a Nevada corporation

By:	/s/ MICHAEL F. GOLDEN

Michael F. Golden
President and Chief Executive Officer

By:	/s/JOHN A. KELLY

John A. Kelly
Chief Financial Officer
Dated: September 8, 2006

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer