Form 10-Q
period 2006-10-31
SMITH & WESSON HOLDING CORP
filed 2006-12-11
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

Commission File No. 001-31552

Smith & Wesson Holding Corporation
(Exact name of registrant as specified in its charter)

Nevada	87-0543688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue Springfield, Massachusetts (Address of principal executive offices)	01104 (Zip Code)

(800) 331-0852
(Registrant’s telephone number, including area code)

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

The registrant had 39,637,089 common shares, par value $0.001, outstanding as of December 6, 2006.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2006

PART I: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2006	April 30, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$654,434	$731,306
Accounts receivable, net of allowance for doubtful accounts of $90,103 on October 31, 2006 and $75,000 on April 30, 2006	31,586,550	27,350,150
Inventories	21,619,744	19,101,507
Other current assets	2,316,452	2,567,564
Deferred income taxes	3,346,684	3,346,684
Income tax receivable	1,233,749	66,077

Total current assets	60,757,613	53,163,288

Property, plant and equipment, net	31,611,333	28,181,864
Intangibles, net	424,505	406,988
Notes receivable	—	1,000,000
Deferred income taxes	7,358,194	7,358,194
Other assets	4,662,161	4,587,301

	$104,813,806	$94,697,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,428,999	$13,560,027
Accrued other expenses	3,922,840	3,451,950
Accrued payroll	4,988,750	5,740,191
Accrued taxes other than income	1,177,493	818,517
Accrued profit sharing	2,059,805	2,450,394
Accrued workers’ compensation	404,264	368,080
Accrued product liability	2,293,616	2,353,616
Accrued warranty	1,416,780	1,256,507
Deferred revenue	4,836	4,836
Current portion of notes payable	6,245,335	1,690,584

Total current liabilities	33,942,718	31,694,702

Notes payable, net of current portion	13,452,502	14,337,817

Other non-current liabilities	7,625,513	7,332,368

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 40,835,422 shares on October 31, 2006 and 39,310,543 shares on April 30, 2006 issued	40,835	39,311
Additional paid-in capital	41,907,995	33,277,474
Retained earnings	14,240,243	8,015,963
Treasury stock, at cost (1,200,000 shares on October 31, 2006)	(6,396,000)	—

Total stockholders’ equity	49,793,073	41,332,748

	$104,813,806	$94,697,635

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005

Net product and services sales	$50,784,461	$35,536,967	$98,388,910	$67,386,690
License revenue	598,035	482,213	996,420	1,282,190
Cost of products and services sold	35,312,326	25,469,628	66,637,045	48,444,544
Cost of license revenue	15,492	4,750	15,492	80,645

Gross profit	16,054,678	10,544,802	32,732,793	20,143,691

Operating expenses:
Research and development	362,174	102,026	530,268	141,866
Selling and marketing	4,573,201	3,770,483	9,285,133	7,720,760
General and administrative	5,774,835	5,434,206	11,690,020	9,314,047
Environmental expense (credits)	—	—	—	(3,087,810)

Total operating expenses	10,710,210	9,306,715	21,505,421	14,088,863

Income from operations	5,344,468	1,238,087	11,227,372	6,054,828

Other income/(expense):
Other income/(expense)	(205,574)	178,786	(329,311)	221,677
Interest income	38,595	39,651	69,306	58,155
Interest expense	(373,259)	(362,282)	(718,220)	(911,619)

Total other expense	(540,238)	(143,845)	(978,225)	(631,787)

Income before income taxes	4,804,230	1,094,242	10,249,147	5,423,041
Income tax expense	1,949,266	401,865	4,024,867	2,043,401

Net income	$2,854,964	$692,377	$6,224,280	$3,379,640

Weighted average number of common and common equivalent shares outstanding, basic	39,804,578	35,858,826	39,626,269	33,988,252

Net income per share, basic	$0.07	$0.02	$0.16	$0.10

Weighted average number of common and common equivalent shares outstanding, diluted	41,502,465	39,662,462	41,408,240	39,290,302

Net income per share, diluted	$0.07	$0.02	$0.15	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Six Months Ended October 31, 2006

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at April 30, 2006	—	$—	39,310,543	$39,311	$33,277,474	$8,015,963	$—	$41,332,748
Exercise of employee stock options			270,970	270	414,536			414,806
Exercise of warrants, net of issuance costs			1,200,000	1,200	6,011,035			6,012,235
Shares issued under Employee Stock Purchase Plan			53,909	54	282,429			282,483
Stock-based compensation					1,274,717			1,274,717
Treasury stock repurchase			(1,200,000)				(6,396,000)	(6,396,000)
Tax benefit from stock-based compensation in excess of book deductions					647,804			647,804
Net income for the six months ended October 31, 2006						6,224,280		6,224,280

Balance at October 31, 2006	—	$—	39,635,422	$40,835	$41,907,995	$14,240,243	$(6,396,000)	$49,793,073

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended:

	October 31, 2006	October 31, 2005

Cash flows from operating activities:
Net income	$6,224,280	$3,379,640
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	2,523,085	2,052,951
Loss (gain) on disposal of assets	(8,310)	(10,780)
Deferred taxes	—	1,887,901
Provision for losses on accounts receivable	15,000	9,800
Valuation adjustment of derivative financial instruments	—	118,800
Stock-based compensation expense	1,274,717	854,511
Changes in operating assets and liabilities:
Accounts receivable	(4,251,400)	(1,113,703)
Inventories	(2,518,237)	(3,521,147)
Other current assets	251,112	(1,418,986)
Income tax receivable	(1,167,672)	3,701
Accounts payable	(2,131,028)	(1,428,707)
Accrued payroll	(751,441)	497,409
Accrued profit sharing	(390,589)	(1,632,325)
Accrued taxes other than income	358,976	30,288
Accrued other expenses	470,890	45,366
Accrued income taxes	—	32,388
Accrued workers’ compensation	36,184	(115,773)
Accrued product liability	(60,000)	25,620
Accrued warranty	160,273	199,508
Deferred revenue	—	(10,810)

Net cash provided by (used for) operating activities	35,840	(114,348)

Cash flows from investing activities:
Other assets	(111,954)	420,183
Note receivable	1,000,000	22,247
Payments to acquire patents	(33,573)	(2,489)
Proceeds from sale of property and equipment	8,614	35,901
Payments to acquire property and equipment	(5,899,708)	(6,010,360)

Net cash used for investing activities	(5,036,621)	(5,534,518)

Cash flows from financing activities:
Other non-current liabilities	293,145	(3,577,490)
Stock-based compensation tax benefit	647,804	—
Proceeds from loans and notes payable	13,000,000	4,500,000
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	697,289	531,374
Proceeds from sale of common stock and common warrants	—	24,424,657
Repurchase of warrants	—	(23,950,701)
Proceeds from exercise of warrants to acquire common stock, net of issuance costs	6,012,235	916,432
Payments to acquire treasury stock	(6,396,000)	—
Payments on loans and notes payable	(9,330,564)	(779,187)

Net cash provided by financing activities	4,923,909	2,065,085

Net decrease in cash and cash equivalents	(76,872)	(3,583,781)
Cash and cash equivalents, beginning of year	731,306	4,081,475

Cash and cash equivalents, end of period	$654,434	$497,694

Supplemental disclosure of cash flow information
Cash paid for:
Interest	654,958	621,645
Income taxes	4,494,235	119,898

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2006 and 2005

(1)  Basis of Presentation:

The consolidated balance sheet as of October 31, 2006, the consolidated statements of income for the three and six months ended October 31, 2006 and 2005, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2006, and the consolidated statements of cash flows for the six months ended October 31, 2006 and 2005 have been prepared by management and are unaudited. The quarter end for our wholly owned subsidiary, Smith & Wesson Corp., was October 29, 2006, a two-day variance to our reported fiscal quarter end of October 31, 2006. This variance did not create any material difference in the financial statements as presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows for the periods ended October 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2006 has been derived from our audited financial statements.

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the six months ended October 31, 2006 may not be indicative of the results that may be expected for the year ended April 30, 2007 or any other period.

(2)  Organization:

Organization

We were incorporated on June 17, 1991 in the state of Nevada.

Our wholly-owned subsidiary, Smith & Wesson Corp., was incorporated under the laws of the state of Delaware on January 13, 1987. Smith & Wesson Corp. and its predecessors have been in business since 1852. Since its formation, Smith & Wesson Corp. has undergone several ownership changes. On June 9, 1987, Tomkins Corporation (“Tomkins”), a company organized under the laws of the state of Delaware that is a subsidiary of U.K.-based Tomkins PLC, acquired Smith & Wesson Corp. from Lear Siegler.

On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from Tomkins for $15,000,000. At a special meeting of stockholders held on February 14, 2002, our stockholders approved a change of our company’s name to Smith & Wesson Holding Corporation.

(3)  Debt:

In January 2005, we refinanced our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. We amended this arrangement in November 2006, as described below.

At October 31, 2006, the credit facility consisted of the following:

(1) A revolving line of credit in an amount up to a maximum amount of the lesser of (a) $17.0 million; or (b) (i) 85% of the net amount of our eligible receivables as defined in the credit agreement; (ii) plus the lesser of $6.0 million or 70% of eligible raw materials inventory; plus (iii) 60% of eligible finished goods inventory; and (iv) plus 40% of eligible finished parts inventory. The revolving line of credit bears interest at a variable rate equal to prime or LIBOR plus 250 basis points (with the 250 basis point LIBOR spread being reduced if we meet certain targets with respect to our maximum leverage). The amount available under this line of credit is reduced by any outstanding letters of credit, an ACH holdback of $420,000, and 15% of any outstanding forward hedging contracts. There was $4.5 million outstanding under this line of credit as of October 31, 2006 bearing interest at a rate of 8.25% per annum.

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

We were in full compliance with all bank covenants as of October 31, 2006.

Pursuant to an amended and restated loan and security agreement, dated November 8, 2006 (the “Loan Agreement”), we, as guarantor, and Smith and Wesson Corp. (“SWC”), as borrower, amended the terms of our existing credit facility with TD Banknorth N.A. (the “Lender”) to, among other things, add an additional $30 million line of credit for the purpose of making acquisitions.

The amended credit facility now includes:

(1) An acquisition line of credit up to a maximum amount of $30 million at any one time. The acquisition line of credit may be used only for the purpose of funding up to 90% of the purchase price of a permitted acquisition (as defined in the loan agreement) and bears interest at a variable rate equal to prime or LIBOR.

(2) An amended revolving line of credit of up to a maximum amount of the lesser of (a) $17 million, or (b) the sum of (i) 85% of the net amount of SWC’s eligible accounts (as defined in the Loan Agreement), plus (ii) the lesser of (A) $6 million or (B)(1) 60% of SWC’s eligible finished goods inventory (as defined in the Loan Agreement), plus (2) 70% of SWC’s eligible raw materials (as defined in the Loan Agreement), plus (3) 40% of SWC’s eligible finished parts inventory (as defined in the Loan Agreement), which line of credit will be available until September 30, 2007 for working capital needs. The amended revolving line of credit bears interest at a variable rate equal to prime or LIBOR.

(3) An amended equipment line of credit of $5 million for capital expenditures, which will bear interest at a variable rate equal to prime or LIBOR until April 2007, at such time SWC may elect to pay either a variable rate equal to LIBOR, or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2007 plus 1.75% per annum. The aggregate availability of the amended equipment line of credit will cease on April 30, 2007, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years at the interest rate elected by SWC.

As security for the credit facility, the Lender has a first priority lien on all of the personal property and real estate assets of SWC, including intangible assets constituting intellectual property (including, without limitation, the “Smith & Wesson” trade name). In addition, we have reaffirmed our guaranty of SWC’s payment and performance of the credit facility pursuant to a reaffirmation of guaranty.

SWC may prepay in whole or in part any of the Loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that SWC reimburses the Lender for any costs associated with (i) SWC making payments on dates other than those specified in the Loan Agreement, or (ii) SWC’s borrowing or converting a LIBOR Loan on a date other than the borrowing or conversion dates specified in the Loan Agreement. If the acquisition line of credit is prepaid, SWC must pay a prepayment penalty equal to the greater of 2% of the principal balance being prepaid, subject to certain exceptions.

The Loan Agreement contains various covenants, including certain financial covenants.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)   Inventories:

A summary of inventories, stated at lower of first in, first out cost or market, is as follows:

	October 31, 2006	April 30, 2006

Finished goods	$5,824,315	$5,951,902
Finished parts	11,181,480	9,093,011
Work in process	3,338,428	2,611,067
Raw material	1,275,521	1,445,527

	$21,619,744	$19,101,507

(5)  Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2006 and 2005, advertising expense was approximately $3,455,000 and $3,482,000, respectively.

(6)  Warranty Reserve:

We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2006 and 2005 was $955,796 and $434,216, respectively.

The change in accrued warranties for the six months ended October 31, 2006, the six months ended October 31, 2005, and the fiscal year ended April 30, 2006 was as follows:

	Quarter Ended	Quarter Ended	Year Ended
	October 31, 2006	October 31, 2005	April 30, 2006

Beginning Balance	$1,484,350	$1,639,545	$1,639,545
Warranties issued and adjustments to provisions	955,796	434,216	1,263,000
Warranty claims	(795,315)	(646,640)	(1,418,195)

Ending Balance	$1,644,831	$1,427,121	$1,484,350

During the quarter ended October 31, 2006, we issued a recall of a limited number of Model 460 revolvers manufactured at the Smith & Wesson Performance Center. This safety recall notice applies to 4,368 revolvers. We estimate that the cost of this recall is approximately $159,000 and is included in the accrued warranty balance.

(7)  Self-Insurance Reserves:

As of October 31, 2006 and April 30, 2006, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $9.7 million and $9.6 million, respectively, of which approximately $6.3 million and $6.0 million has been classified as non-current and included in other non-current liabilities as of October 31, 2006 and April 30, 2006, and the remaining amounts of approximately $3.4 million and $3.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Amounts charged to expense were approximately $2.8 million and $2.6 million for the six months ended October 31, 2006 and 2005, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2006 and April 30, 2006, we had product liability reserves of approximately $7.6 million and $7.6 million, respectively, entirely consisting of estimated legal defense costs, of which approximately $5.3 million and $5.1 million, respectively, have been included in other non-current liabilities, and the remaining amounts of approximately $2.3 million and $2.5 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, as of October 31, 2006 and April 30, 2006, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $3.9 million and $3.8 million have been classified as other assets and the remaining $750,000 and $900,000, respectively, have been classified as other current assets.

(8)  Commitments and Contingencies:

Litigation

We, together with other firearms manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are principally based on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, these various allegations are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are a co-defendant in various legal proceedings brought by certain cities, municipalities, and counties against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The complaints by municipalities seek damages, among other things, for the costs of medical care, police and emergency services, public health services, and the maintenance of courts, prisons, and other services. In certain instances, the plaintiffs seek to recover for decreases in property values and loss of business within the city due to increased criminal violence. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. These suits allege, among other claims, strict liability or negligence in the design of products, public nuisance, negligent entrustment, negligent distribution, deceptive or fraudulent advertising, violation of consumer protection statutes, and conspiracy or concert of action theories. We believe that, in every case, these various allegations are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the quarter ended October 31, 2006, defense costs of $6,000 were incurred and were paid directly by our insurance carriers. Consequently we have reduced our product liability and municipal litigation reserves and our receivable from insurers by $6,000.

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

PENDING CASES

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendants’ motion and certified the case for appeal on the same day it was filed. The appeal must still be accepted by the Court of Appeals. Trial is scheduled to begin on June 15, 2009.

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs are due on January 8, 2007. The plaintiffs’ replies are due February 28, 2007. Oral argument is not yet scheduled.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of 20 million pesos, or approximately $600,000, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court on October 11, 2006, wherein both parties presented their final arguments. No decision has issued to date.

Securities and Exchange Commission (“SEC”) Investigation

The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the quarter ended October 31, 2006.

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

We had environmental reserves of $619,000 as of October 31, 2006, of which $590,000 is classified as non-current liabilities, for remediation of the sites referred to above and believe that the time frame for remediation is difficult to determine with any degree of accuracy or precision. Therefore, the time frame for payment of such remediation is likewise currently difficult to determine with any degree of accuracy or precision, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum. This note was paid in full by the SRA during the three months ended October 31, 2006.

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

(9)  Stockholders’ Equity:

Common Stock

During the six months ended October 31, 2006, options or warrants were exercised and common stock was issued or repurchased as follows:

(a) During the six months ended October 31, 2006, we issued 270,970 shares of common stock having a market value of $2,479,291 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $414,806.

(b) In September 2006, we issued 53,909 shares of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) having a purchase price of $282,483.

(c) During the six months ended October 31, 2006, we issued 1,200,000 shares of common stock having a market value of $13,593,240 to investors upon the exercise of warrants granted to them as part of a private placement offering. The purchase price of these shares was $6,012,235, net of issuance costs.

(d) In October 2006, we repurchased 1,200,000 shares of common stock from certain parties, as part of an agreement entered into at the time of our September 2005 private placement offering, having a market value of $16,776,000. The purchase price of these shares was $6,396,000. The repurchased shares are now classified as treasury stock.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share

The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the three months ended October 31, 2006 and 2005.

	Three Months Ended October 31, 2006			Three Months Ended October 31, 2005
	Net Income			Net Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$2,854,964	39,804,578	$0.07	$692,377	35,858,826	$0.02
Valuation adjustment of derivative financial instruments, net of tax	—	—	0.00	74,012		0.00
Effect of dilutive stock options and warrants	—	1,697,887	(0.00)	—	3,803,636	(0.00)

Diluted earnings per share	$2,854,964	41,502,465	$0.07	$766,389	39,662,462	$0.02

Options and warrants to purchase 95,000 and 2,035,000 shares of our common stock were excluded for the three months ended October 31, 2006 and 2005, respectively, as the effect would be antidilutive.

The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the six months ended October 31, 2006 and 2005.

	Six Months Ended October 31, 2006			Six Months Ended October 31, 2005
	Net Income			Net Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$6,224,280	39,626,269	$0.16	$3,379,640	33,988,252	$0.10
Valuation adjustment of derivative financial instruments, net of tax	—	—	0.00	74,012
Effect of dilutive stock options and warrants	—	1,781,971	(0.01)	—	5,302,050	(0.01)

Diluted earnings per share	$6,224,280	41,408,240	$0.15	$3,453,652	39,290,302	$0.09

Options and warrants to purchase 95,000 and 1,435,000 shares of our common stock were excluded in the six months ended October 31, 2006 and 2005, respectively, as the effect would be anti-dilutive.

Stock Warrants Issued and Repurchased

In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors and as compensation to outside consultants.

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001, to Mitchell Saltz, formerly Chief Executive Officer and currently a director of our company (the “Saltz Warrant”). The value of the warrant was expensed upon issuance. The Saltz Warrant, which contained a cashless exercise provision, entitled Mr. Saltz to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001 to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The value of the warrant was expensed upon issuance. The Scott Warrant, which contained a cashless exercise provision, entitled Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.

During the year ended April 30, 2005, Mr. Scott exercised 311,250 warrants on a cashless basis resulting in 200,000 common shares issued. As a result, at April 30, 2005, the unexercised Saltz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 311,250 warrants on a cashless exercise basis. As a result, we reinstated 111,250 warrants as unexercised warrants in May 2005.

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

On September 12, 2005, we entered into an agreement under which Messrs. Saltz and Scott tendered their unexercised warrants to purchase 8,970,300 shares to us in exchange for a cash payment of $2.67 per share, or $23,950,701 in total, their market value at that time. Therefore, the repurchase of these warrants on September 12, 2005 did not result in additional compensation expense.

On September 12, 2005, we sold 1,200,000 warrants to investors as part of a private placement offering. We also granted 120,000 warrants to the placement agent. The 1,200,000 warrants to the investors had an expiration date of September 2006; and all warrants were exercised prior to expiration. The 120,000 placement agent warrants expire in September 2010 and were outstanding as of October 31, 2006.

The following outlines the activity related to these warrants for the periods indicated:

	Six Months Ended October 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	1,320,000	$5.24	9,688,750	$0.89
Warrants sold to investors and issued to a placement agent during the period	—	—	1,320,000	$5.24
Reinstatement of warrants previously exercised on a cashless basis	—	—	111,250	$0.89
Warrants exercised during the period	1,200,000	$5.33	(829,700)	$0.89
Warrants repurchased during the period	—	—	(8,970,300)	$0.89

Warrants outstanding, end of the period	120,000	$4.36	1,320,000	$5.24

Shares exercisable, end of the period	120,000	$4.36	1,320,000	$5.24

Weighted average remaining life	3.9 years		309 days

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Option and Employee Stock Purchase Plans

We have two employee incentive compensation plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants are issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the Board administers the SOPs, selects recipients to whom awards or options are granted, and determines the number of grants to be awarded. Awards or options granted under the SOPs are exercisable at a price determined by the Board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of awards or options may be made to employees and directors without regard to any performance measures. All awards or options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the date the plan was approved by our board of directors or our shareholders, whichever is earlier and (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (and approved by our shareholders) and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award or options are deemed to be the date upon which the Board of Directors or Board committee authorizes the granting of such award or option. Generally, options vest over a period of three years. The options are exercisable for a period of 10 years. The plan also allows for option grants to non-employees, which from time to time the Board has in the past granted.

The number of shares and weighted average exercise prices of options granted under the SOPs and an employee grant outside of the SOPs for the six months ended October 31, 2006 and 2005 are as follows:

	Six Months Ended October 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,908,167	$2.25	2,467,125	$1.30
Granted during the period	95,000	$12.88	760,000	$4.58
Exercised during the period	(270,970)	$1.53	(314,458)	$1.09
Cancelled/forfeited during the period	(34,164)	$3.83	—	—

Options outstanding, end of the period	2,698,033	$2.68	2,912,667	$2.18

Shares exercisable, end of the period	1,540,969	$2.09	1,217,248	$1.14

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock options outstanding and exercisable at October 31, 2006 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price

Range of Exercise Prices
$0.81 — $ 1.47	1,213,833	6.65 years	$1.18	765,501	$1.01
$1.48 — $ 4.46	1,209,200	8.16 years	$2.99	610,886	$2.49
$4.93 — $12.88	275,000	9.58 years	$7.92	164,582	$5.64

$0.81 — $12.88	2,698,033	7.62 years	$2.68	1,540,969	$2.09

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2006 and 2005, 53,909 and 88,472 shares were purchased under the ESPP, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our options and ESPP, granted during the three month periods ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,
	2006	2005

Stock option grants:
Risk-free interest rate	4.81%	4.19%
Expected life	8 years	8.8 years
Expected volatility	70.9%	64.9%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.92%	3.45%
Expected life	6 months	6 months
Expected volatility	47.2%	59.4%
Dividend yield	0%	0%

The following assumptions were used in valuing our options and ESPP, granted during the six month periods ended October 31, 2006 and 2005:

	Six Months Ended
	October 31,
	2006	2005

Stock option grants:
Risk-free interest rate	4.81%	4.19%
Expected life	8.0 years	9.2 years
Expected volatility	70.9%	73.4%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.92%	3.42%
Expected life	6 months	6 months
Expected volatility	47.2%	59.4%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended October 31, 2006 and 2005 was $9.54 and $3.54, respectively. The weighted-average fair value of ESPP shares granted during the three months ended October 31, 2006 and 2005 was $2.74 and $1.12, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, ESPP, and restricted stock unit awards, was approximately $1,275,000 and $855,000 for the six months ended October 31, 2006 and 2005, respectively. Stock-based compensation expense is included in general and administrative expenses.

During the six months ended October 31, 2006, we granted 362,000 restricted stock units, or RSUs, to current employees. As of October 31, 2006 there were 354,000 restricted stock units outstanding as 8,000 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $349,000 for the three months ended October 31, 2006. As of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2006, there was approximately $1.9 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 2.5 years.

Stockholders Rights Plan

On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we will make a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share, of ours. The dividend is payable to stockholders of record at the close of business on August 26, 2005 (the “Record Date”). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company (the “Preferred Stock”) at a price of $36.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment upon certain events as described below. The description and terms of the Rights are set forth in a Rights Amendment dated as of August 25, 2005, as the same may be amended from time to time (the “Rights Agreement”), between us and the Interwest Transfer Company, Inc., as Rights Agent.

In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of October 31, 2006 we have not had any such changes which would have resulted in the activation of the stock purchase rights of the stockholders rights plan.

(10)  Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record gross receipts, it is not expected that the change would have a material impact on total operating revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. We have not determined the effect the adoption of SFAS No. 158 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have not determined the effect the adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.

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

Second Quarter Fiscal 2007 Highlights

Net product sales for the three months ended October 31, 2006 was $50.8 million, a $15.2 million, or 42.9%, increase over net product sales of $35.5 million for the three months ended October 31, 2005. Firearms sales, our core business, increased for the quarter by $14.6 million, or 43.9%, compared with the three months ended October 31, 2005.

Net product sales for the six months ended October 31, 2006 was $98.4 million, a $31.0 million, or 46.0%, increase over net product sales of $67.4 million for the six months ended October 31, 2005. Firearms sales, our core business, increased for the quarter by $30.4 million, or 48.6%, compared with the six months ended October 31, 2005.

Net income for the three months ended October 31, 2006 was $2.9 million compared with $692,377 for the three months ended October 31, 2005.

Net income for the six months ended October 31, 2006 was $6.2 million compared with $3.4 million for the six months ended October 31, 2005.

Restatement/SEC Inquiry

In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and July 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the July quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the quarter ended October 31, 2006.

Results of Operations

Net Product Sales

The following table sets forth certain information relative to net product sales for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Revolvers	$16,936,975	$15,158,307	$1,778,668	11.7%
Pistols	18,065,812	9,637,726	8,428,086	87.4%
Walther	5,642,769	3,904,203	1,738,566	44.5%
Performance Center	2,209,602	2,372,944	(163,342)	(6.9)%
Engraving	1,174,504	1,049,740	124,764	11.9%
Rifles	2,530,270	0	2,530,270	—
Other	1,198,422	1,063,563	134,859	12.7%

Total Firearms	47,758,354	33,186,483	14,571,871	43.9%
Handcuffs	1,804,450	1,122,412	682,038	60.8%
Specialty Services	602,774	645,740	(42,966)	(6.7)%
Other	618,883	582,332	36,551	6.3%

Non-Firearms	3,026,107	2,350,484	675,623	28.7%
Total	$50,784,461	$35,536,967	$15,247,494	42.9%

We recorded net product sales of $50,784,461 for the three months ended October 31, 2006, an increase of $15,247,494, or 42.9%, over the three months ended October 31, 2005. Firearms sales increased by $14,571,871, or 43.9%, over the comparable quarter last year. Non-firearm sales for the three months ended October 31, 2006 increased by $675,623, or 28.7%, compared with the three months ended October 31, 2005 due to higher handcuff sales, partially offset by lower specialty services sales.

Revolver sales increased by $1,778,668, or 11.7%, for the three months ended October 31, 2006 to $16,936,975, compared with the three months ended October 31, 2005. The increase resulted from a 17.6% increase in units sold, primarily in the sporting trade channel. The revolver order backlog was at $9,525,604 at October 31, 2006.

Pistol sales of $18,065,812 were $8,428,086 or 87.4% higher, for the three months ended October 31, 2006, than for the three months ended October 31, 2005. The increase in pistol sales was attributable to the introduction of the M&P pistol as well as the government contract for Sigma pistols for the Afghanistan National Police. We completed shipment of the latest Afghanistan order in the second quarter. The pistol order backlog was at $9,109,902 at October 31, 2006.

We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $1,738,566, or 44.5%, for the three months ended October 31, 2006 compared with the three months ended October 31, 2005. The increase in Walther sales was attributable to higher demand for the P22 and PPK pistols, driven by our realigned consumer sales force. Walther order backlog was at $1,719,427 at October 31, 2006.

Performance Center sales decreased by $163,342, or 6.9%, for the three months ended October 31, 2006 to $2,209,602, compared with the three months ended October 31, 2005. The recall on the Model 460 Performance Center revolver temporarily suspended production, resulting in the sales shortfall. The Performance Center had an order backlog of $1,647,100 at October 31, 2006.

Engraving sales increased by $124,764, or 11.9%, for the three months ended October 31, 2006 compared with the three months ended October 31, 2005.

Sales of our M&P 15 tactical rifles were $2,530,270 for the three months ended October 31, 2006. The product was formally introduced at the SHOT Show in Las Vegas in February 2006. We continue to ramp up production to meet the demand for this model. The order backlog for the M&P 15 rifles were $7,714,099 at October 31, 2006.

Sales through our sporting goods distribution channel increased by 52.8% for the three months ended October 31, 2006 compared with the three months ended October 31, 2005. Law enforcement sales increased by 148.3% for the three months ended October 31, 2006, compared with the three months ended October 31, 2005. The increase in law enforcement sales was attributable to the M&P pistol. Federal government sales increased by 40.1% for the three months ended October 31, 2006 compared with the three months ended October 31, 2005. We completed shipment of the latest order for the Afghanistan National Police during the quarter. International sales decreased by 35.2% for the three months ended October 31, 2006 compared with the three months ended October 31, 2005. Delays in the receipt of several export licenses were responsible for the sales shortfall in the quarter.

The following table sets forth certain information relative to net product sales for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Revolvers	$31,035,065	$28,421,696	$2,613,369	9.2%
Pistols	35,411,066	19,087,875	16,323,191	85.5%
Walther	11,487,151	7,283,380	4,203,771	57.7%
Performance Center	4,264,221	4,020,433	243,788	6.1%
Engraving	3,561,727	2,074,638	1,487,089	71.7%
Rifles	4,667,453	0	4,667,453	—
Other	2,513,583	1,636,555	877,028	53.6%

Total Firearms	92,940,266	62,524,577	30,415,689	48.6%
Handcuffs	3,133,461	2,240,799	892,662	39.8%
Specialty Services	1,162,638	1,494,152	(331,514)	(22.2)%
Other	1,152,545	1,127,162	25,383	2.3%

Non-Firearms	5,448,644	4,862,113	586,531	12.1%
Total	$98,388,910	$67,386,690	$31,002,220	46.0%

Sales for the six months ended October 31, 2006 were $98,388,910, an increase of $31,002,220, or 46.0%, over the six months ended October 31, 2005. Firearms sales increased by $30,415,689, or 48.6%, over the comparable period last year. Non-firearm sales increased by $586,531, or 12.1%, compared with the comparable period last year as a result of higher handcuff sales, partially offset by lower Specialty Services sales.

Revolver sales increased by $2,613,369, or 9.2%, for the six months ended October 31, 2006 to $31,035,065 compared with $28,421,696 for the six months ended October 31, 2005. Units sold increased by 14.8% for the six months ended October 31, 2006 compared with six months ended October 31, 2005. The increase was attributable to the impact of the realigned sporting goods sales force, with an increased emphasis at the retail level.

Pistol sales of $35,411,066 were $16,323,191, or 85.5%, higher for the six months ended October 31, 2006 than for the comparable period last year. The increase in pistol sales was attributable to the introduction of our M&P pistol series and increased sales of our Sigma polymer pistol line. Sales of polymer pistols increased by 101.0% from approximately 47,500 units for the six months ended October 31, 2005 to approximately 95,500 units for the six months ended October 31, 2006. The increase was driven by the introduction of the M&P pistol and sales to the Afghanistan National Police.

Walther firearms sales increased by $4,203,771, or 57.7%, for the six months ended October 31, 2006 as a result of higher sales of the P22 and PPK pistols. Performance Center sales increased by $243,788, or 6.1%, for the six months ended October 31, 2006 to $4,264,221 compared with the comparable period last year. The introduction of a Performance Center version of our M&P rifle was responsible for the increase in sales.

Engraving sales increased by $1,487,089, or 71.7%, for the six months ended October 31, 2006 over the comparable period last year. This increase was a result of our increase emphasis on the marketing of the engraving services.

Non-firearms sales increased by $586,531, or 12.1%, for the six months ended October 31, 2006 over the comparable period last year as a result of higher handcuff sales. Handcuff sales increased by $892,662, or 39.8%, in the six months ended October 31, 2005 compared with six months ended October 31, 2005 as a result of increased sales and marketing emphasis on this product line.

Sales through our sporting goods distribution channel increased by over 44% and law enforcement sales increased by over 126% for the six months ended October 31, 2006 over the six months ended October 31, 2005. Sales to the Federal government increased by 137% compared with the six months ended October 31, 2005. International sales were down 21% due to delays in the receipt of export licenses.

Licensing Revenue

The following table sets forth certain information relative to licensing revenue for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Licensing Revenue	$598,035	$482,213	$115,822	24.0%

Licensing revenue for the three months ended October 31, 2006 increased by $115,822, or 24.0%, over the three months ended October 31, 2005. Licensing revenue for the quarter included a $200,000 royalty from one of our international customers relative to a joint handgun project. During the quarter, we added three new licensees (Wilson’s Leather, Woodward 1 Group, and Zippo Lighters).

The following table sets forth certain information relative to licensing revenue for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Licensing Revenue	$996,420	$1,282,190	$(285,770)	(22.3)%

Licensing revenue for the six months ended October 31, 2006 was $996,420, a decrease of $285,770, or 22.3%, from the six months ended October 31, 2005. In fiscal 2005, an audit of an existing licensee revealed an underpayment in royalties for prior years totaling $350,000. The underpayment was recorded as revenue during the quarter ended July 31, 2005. In addition, a contract extension with another licensee in the quarter ended July 31, 2005 yielded an advance payment of $100,000. As mentioned above, licensing revenue for the six months ended October 31, 2006 included a $200,000 royalty from one of our international customers relative to a joint handgun project.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Cost of revenue	$35,327,818	$25,474,378	$9,853,440	38.7%
% net revenue	68.8%	70.7%
Gross profit	$16,054,678	$10,544,802	$5,509,876	52.3%
% net revenue	31.2%	29.3%

Gross profit for the three months ended October 31, 2006 increased by $5,509,876, or 52.3%, from the three months ended October 31, 2005. The $15.2 million in increased sales for the three months ended October 31, 2006 resulted in approximately $4.7 million in additional gross profit. We also realized $181,121 in labor savings from improved efficiency. Utility costs for the quarter increased by $296,842, or 36.3%, over the comparable period last year. Depreciation expense for the quarter increased by $382,345 over the quarter ended October 31, 2005. Cost of sales included a provision of $159,000 for the cost of the Model 460 Performance Center revolver safety recall notice which applies to 4,368 revolvers.

Gross profit, as a percentage of net revenue, increased from 29.3% for the three months ended October 31, 2005 to 31.2% for the three months ended October 31, 2006. Gross profit as a percentage of net revenue for the three months ended October 31, 2006 was 3.5 percentage points lower than the 34.7% gross profit percentage for the three months ended July 31, 2006 primarily due to the annual two week shutdown in August. This annual shutdown results in unabsorbed fixed expenses which result in a decrease in gross profit.

The following table sets forth certain information regarding cost of sales and services and gross profit for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Cost of revenue	$66,652,537	$48,525,189	$18,127,348	37.4%
% net revenue	67.1%	70.7%
Gross profit	$32,732,793	$20,143,691	$12,589,102	62.5%
% net revenue	32.9%	29.3%

Gross profit for the six months ended October 31, 2006 increased by $12,589,102, or 62.5%, from the six months ended October 31, 2005. The $31.0 million in increased sales for the six months ended October 31, 2006 resulted in approximately $10.7 million in additional gross profit. We also realized $372,619 in labor savings as a result of improved efficiency. In addition, we realized substantial benefits because we leveraged our fixed costs. While sales increased by 46.0% in the six months ended October 31, 2006, fixed manufacturing expenses increased by only 23.6%.

Depreciation expense for the six months ended October 31, 2006 increased by $737,141 to $2,119,164 compared with $1,382,022 for the six months ended October 31, 2005, which was due to the significant capital investments made over the last year. Utility costs increased by $737,725, or 49.2% for the six months ended October 31, 2006 compared with the six months ended October 31, 2005. Gross profit, as a percentage of net product sales and licensing revenue, increased from 29.3% for the six months ended October 31, 2005 to 32.9% for the six months ended October 31, 2006.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Research and development, net	$362,174	$102,026	$260,148	255.0%
Sales and marketing	4,573,201	3,770,483	802,718	21.3%
General and administrative	5,774,835	5,434,206	340,629	6.3%
Environmental credit	0	0	0	—
Operating expenses	$10,710,210	$9,306,715	$1,403,495	15.1%
% net revenue	20.8%	25.8%

Operating expenses for the three months ended October 31, 2006 increased by $1,403,495, or 15.1%, over the three months ended October 31, 2005. Research and development expenses increased by $260,148 as a result of efforts to expand further our presence in the long gun market. Sales and marketing expenses increased by $802,718 as a result of increased compensation expense relative to an expanded sales force, less the cost of the manufacturer’s representatives that were terminated in 2005. General and administrative expenses increased by $340,629 as a result of higher compensation expense and increased profit sharing expense.

Operating expenses, as a percentage of net revenue, decreased by 5.0% to 20.8% for the three months ended October 31, 2006 compared with the three months ended October 31, 2005.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Research and development, net	$530,268	$141,866	$388,402	273.8%
Sales and marketing	9,285,133	7,720,760	1,564,373	20.3%
General and administrative	11,690,020	9,314,047	2,375,973	25.5%
Environmental credit	0	(3,087,810)	3,087,810	—
Operating expenses	$21,505,421	$14,088,863	$7,416,558	52.6%
% net revenue	21.6%	20.5%

Operating expenses for the six months ended October 31, 2006 increased by $7,416,558, or 52.6%, over the six months ended October 31, 2005. Operating expenses for the six months ended October 31, 2005 were net of a $3.1 million favorable environmental reserve adjustment resulting from the remediation of property previously owned by us. Research and development expense increased by $388,402 as a result of increased efforts on long gun products. Sales and marketing expense increased by $1,564,373 as a result of costs associated with the expanded sales efforts, net of the savings on rep commissions to sales representatives. General and administrative expenses for the six months ended October 31, 2006 included $1,431,222 in additional compensation expense and $1,274,472 in additional profit sharing expense. We also incurred $1,274,717 in stock-based compensation expense relative to SFAS 123(R), an increase of $420,206 over the six months ended October 31, 2005. Consulting fees decreased by $391,414 when compared to the six months ended October 31, 2005 when we were in the process of implementation of Sarbanes-Oxley compliance.

Operating expenses, as a percentage of net revenue, increased by 1.1% to 21.6% for the six months ended October 31, 2006 compared with the six months ended October 31, 2005 primarily due to the favorable environmental reserve adjustment resulting from the remediation of property previously owned by us. Excluding the environmental reserve adjustment, operating expenses as a percentage of net revenue would have been 25.0% for the six months ended October 31, 2005 compared with 21.6% for the six months ended October 31, 2006.

Income from Operations

The following table sets forth certain information regarding operating income for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating income	$5,344,468	$1,238,087	$4,106,381	331.7%
% net revenue	10.4%	3.4%

Operating income was $5,344,468 for the three months ended October 31, 2006, a $4,106,381, or 331.7%, increase compared with operating income of $1,238,087 for the three months ended October 31, 2005. The increase resulted primarily from the higher sales volume and improved gross profit.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Operating income	$11,227,372	$6,054,828	$5,172,544	85.4%
% net revenue	11.3%	8.8%

Operating income was $11,227,372 for the six months ended October 31, 2006, a $5,172,544, or 85.4%, increase compared with operating income of $6,054,828 for the six months ended October 31, 2005. The operating income for the six months ended October 31, 2005 included a $3.1 million reduction in our environmental reserves adjustment resulting from the remediation of property previously owned by us. The higher sales volume yielded an additional $10.7 million of additional gross profit in the six months ended October 31, 2006. Improved manufacturing efficiency yielded $3.4 million in savings. Higher manufacturing depreciation expense and utilities expense reduced operating income, as did increased selling and administrative expense of $4.3 million.

Other Income/Expense

Other expense totaled $205,574 for the three months ended October 31, 2006 compared with other income of $178,876 for the three months ended October 31, 2005. Our foreign exchange contract losses for the three months ended October 31, 2006 totaled $209,588 compared with an exchange gain of $168,390 for the three months ended October 31, 2005. The exchange activity resulted from inventory purchases from Walther, which are billed in Euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.

For the six months ended October 31, 2006, other expense of $329,311 was $550,988 unfavorable compared with other income of $221,677 for the six months ended October 31, 2005. Foreign exchange loss for the six months ended October 31, 2006 totaled $341,650 compared with an exchange gain of $194,201 for the six months ended October 31, 2005.

Interest income of $38,595 for the three months ended October 31, 2006, represents a decrease of $1,056, compared with the three months ended October 31, 2005. Interest income of $69,306 for the six months ended October 31, 2006 represents an $11,151 increase compare with the six months ended October 31, 2005.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Interest expense	$373,259	$362,282	$10,977	3.0%

Interest expense increased for the three months ended October 31, 2006 by $10,977 because of higher interest rates on short-term borrowings. Total debt outstanding at October 31, 2006 was $19,697,837 compared with $16,028,401 on October 31, 2005. The following table sets forth certain information regarding interest expense for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Interest expense	$718,220	$911,619	$(193,399)	(21.2)%

Interest expense declined for six months ended October 31, 2006 by $193,399. Interest expense for the six months ended October 31, 2005 included a $210,968 write-off of debt issuance costs.

Income Taxes

Income tax expense of $1,949,266 for the three months ended October 31, 2006 increased by $1,547,401 compared with $401,865 for the three months ended October 31, 2005. The effective rates for the three months ended October 31, 2006 and 2005 were 40.6% and 36.7%, respectively.

For the six months ended October 31, 2006, income tax expense was $4,024,867 compared with income tax expense of $2,043,401 for the comparable period ended October 31, 2005. This tax expense is being provided at an estimated effective rate of 39.3% and 37.7%, respectively, for the six months ended October 31, 2006 and 2005.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Net income	$2,854,964	$692,377	$2,162,587	312.3%
Net income per share
Basic	$0.07	$0.02	$0.05	250.0%
Diluted	0.07	0.02	0.05	250.0%

The increase in net income and net income per share for the three months ended October 31, 2006 over the three months ended October 31, 2005 resulted from the higher sales volume, which translated into approximately $4.0 million in pre-tax profits. Improved manufacturing efficiency, partially offset by higher depreciation and utility expense, yielded approximately $700,000 in pre-tax income. Higher operating expenses in the three months ended October 31, 2006 had a $1.4 million adverse impact on pre-tax income.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2006 and 2005:

				%
	2006	2005	$ Change	Change

Net income	$6,224,280	$3,379,640	$2,844,640	84.2%
Net income per share Basic	$0.16	$0.10	$0.06	60.0%
Diluted	0.15	0.09	0.06	66.7%

The increase in net income and net income per share for the six months ended October 31, 2006 over the six months ended October 31, 2005 was primarily attributable to the higher sales volume and the improved gross profit. The $31.0 million increase in net product sales in the six months ended October 31, 2006 contributed an additional $9.1 million in pre-tax income. Higher manufacturing depreciation expense and utilities expense reduced pre-tax income by $1.3 million, and operating expenses were $4.3 million higher for the six months ended October 31, 2006. The six months ended October 31, 2005 included a $3.1 million reduction in the environmental reserves in the six months ended October 31, 2005.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain information relative to cash flow for the six months ended October 31, 2006 and 2005:

	2006	2005	$ Change

Operating inflow (outflow)	$35,840	$(114,348)	$150,188
Investing outflow	(5,036,621)	(5,534,518)	497,897
Financing inflow	4,923,909	2,065,085	2,858,824

Total	$(76,872)	$(3,583,781)	$3,506,909

Operating activities represent the principal source of our cash flow. The $150,188 increase in cash from operating activities for the six months ended October 31, 2006 was primarily a result of the higher net income. The accounts receivable balance at October 31, 2006 was $31.6 million compared with $19.5 million at October 31, 2005, reflective of the higher sales volume in the quarter. Inventory during the quarter ended October 31, 2006 decreased by approximately $1.5 million. Inventory for the six months ended October 31, 2006 decreased by $1.8 million to $21.6 million compared with a balance of $23.4 million at October 31, 2005.

Cash used for investing activities decreased by approximately $500,000 for the six months ended October 31, 2006 compared with the six months ended October 31, 2005. Capital spending for the six months ended October 31, 2006 was $5.9 million compared with $6.0 million for the six months ended October 31, 2005. We expect to spend approximately $14.0 million on capital expenditures in fiscal 2007. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, expansion into the long gun market, expanding our pistol product line, and various projects designed to increase throughput and upgrade manufacturing technology.

Short-term bank borrowings totaled $4.5 million, and we paid $830,564 against the long-term notes payable to TD BankNorth, our primary bank, during the six months ended October 31, 2006.

In October 2006, 1,200,000 warrants with a strike price of $5.33 were exercised by investors that had participated in a private equity placement in September 2005. We subsequently used the proceeds from these warrant exercises to repurchase 1,200,000 shares at $5.33 from three of our directors as per an agreement that we had made with them at the time of the private equity placement. The repurchased shares were recorded as treasury stock.

As of October 31, 2006, we had $654,434 in cash and cash equivalents on hand. We have a $22.0 million credit facility with TD BankNorth to support letters of credit, working capital needs, and capital expenditures. In addition, we recently signed an agreement with TD BankNorth for an additional $30 million line of credit specifically for acquisitions. We believe that the existing credit facility is adequate for our current needs.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006.

We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total operating revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. We have not determined the effect the adoption of SFAS No. 158 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have not determined the effect the adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments and Hedging Activities

We purchase Euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. If the Euro strengthens above the average rate, we will not pay more than the average rate. If the Euro weakens below the average rate, 50% of the Euros are at the average rate and the remaining 50% of the Euros are paid for at the spot rate. As of October 31, 2006, no Euros option contracts remained outstanding, with the last expiring in October 2006. During the three and six months ended October 31, 2006, we experienced a net loss of $60 and a net gain of $38,130, respectively, on hedging transactions that were executed during the period. We are currently in the process of determining our hedging strategy for the upcoming 12 months and anticipate entering into new contracts during the December 2006 timeframe.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2006, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2006, and our Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.

NEW CASES

No new cases of a material nature were filed against us during the quarter ended October 31, 2006. The following describes material updates to cases previously reported by us.

PENDING CASES

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on

February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendants’ motion and certified the case for appeal on the same day it was filed. The appeal must still be accepted by the Court of Appeals. Trial is scheduled to begin on June 15, 2009.

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs are due on January 8, 2007. The plaintiffs’ replies are due February 28, 2007. Oral argument is not yet scheduled.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of 20 million pesos, or approximately $600,000, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court on October 11, 2006, wherein both parties presented their final arguments. No decision has issued to date.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, in connection with our September 2005 private placement we entered into an agreement with certain of our directors to repurchase up to an aggregate of 1,200,000 shares of common stock, at our discretion under certain circumstances. In October 2006, we repurchased an aggregate of 1,200,000 shares of common stock pursuant to that agreement, and the repurchase agreement terminated. We paid an aggregate of $6,396,000 for the repurchased shares.

Issuer Purchase of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Pice Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

August 1 — 31, 2006	—	—	—	1,200,000
September 1 — 30, 2006	—	—	—	1,200,000
October 1 — 31, 2006	1,200,000	$5.33	1,200,000	—

Total	1,200,000	$5.33	1,200,000	—

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 18, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A.

The following directors were elected at the annual meeting:

	Votes in	Votes
Director	Favor	Against	Abstained

Barry M. Monheit	37,775,206	40,244	66,386
Robert L. Scott	37,053,098	762,352	66,386
Michael F. Golden	37,705,976	109,474	66,386
Jeffrey D. Buchanan	37,761,474	53,976	66,386
John B. Furman	37,765,154	50,296	66,386
Colton R. Melby	37,624,361	191,089	66,386
Mitchell A. Saltz	37,625,115	190,335	66,386
David M. Stone	37,684,850	130,600	66,386
I. Marie Wadecki	37,803,836	11,614	66,386

The stockholders also approved amendments to our 2004 Incentive Stock Plan to qualify performance-vesting awards for a full tax deduction under Section 162(m) of the tax code and to revise the maximum annual limits for grants under the plan. This proposal was approved as 18,154,820 shares voted for, 5,076,221 shares voted against, and 103,488 shares abstained.

The stockholders also ratified the selection of BDO Seidman LLP as the independent auditor of the Company for the fiscal year ending April 30, 2007. This proposal was ratified as 37,712,008 shares voted for, 103,761 shares voted against, and 66,066 shares abstained.

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

Dated: December 11, 2006

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer