Form 10-Q
period 2007-01-31
SMITH & WESSON HOLDING CORP
filed 2007-03-19
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

The registrant had 39,698,760 common shares, par value $0.001, outstanding as of March 14, 2007.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 31, 2007

PART I: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2007	April 30, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,851,637	$731,306
Accounts receivable, net of allowance for doubtful accounts of $246,966 on January 31, 2007 and $75,000 on April 30, 2006	37,152,316	27,350,150
Inventories, net	34,033,548	19,101,507
Other current assets	4,319,442	2,567,564
Deferred income taxes	3,346,684	3,346,684
Income tax receivable	2,581,286	66,077

Total current assets	83,284,913	53,163,288

Property, plant and equipment, net	39,612,624	28,181,864
Intangibles, net	69,412,604	406,988
Goodwill	41,750,684	—
Notes receivable	—	1,000,000
Deferred income taxes	7,358,194	7,358,194
Other assets	10,065,978	4,587,301

	$251,484,997	$94,697,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,561,139	$13,560,027
Accrued other expenses	9,437,742	3,451,950
Accrued payroll	5,842,204	5,740,191
Accrued income taxes	352,826	—
Accrued taxes other than income	1,189,954	818,517
Accrued profit sharing	3,849,526	2,450,394
Accrued workers’ compensation	400,868	368,080
Accrued product liability	2,699,444	2,353,616
Accrued warranty	1,608,892	1,256,507
Deferred revenue	64,929	4,836
Current portion of notes payable	1,773,526	1,690,584

Total current liabilities	42,781,050	31,694,702

Deferred income taxes	25,890,523	—

Notes payable, net of current portion	122,880,167	14,337,817

Other non-current liabilities	7,568,494	7,332,368

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 39,698,760 shares on January 31, 2007 and
39,310,543 shares on April 30, 2006 issued	40,899	39,311
Additional paid-in capital	42,928,281	33,277,474
Retained earnings	15,791,583	8,015,963
Treasury stock, at cost (1,200,000 shares on January 31, 2007)	(6,396,000)	—

Total stockholders’ equity	52,364,763	41,332,748

	$251,484,997	$94,697,635

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Net product and services sales	$53,877,676	$38,635,764	$152,266,586	$106,022,454
License revenue	488,947	418,462	1,485,367	1,700,652
Cost of products and services sold	37,370,706	27,777,988	104,007,751	76,222,532
Cost of license revenue	—	3,222	15,492	83,867

Gross profit	16,995,917	11,273,016	49,728,710	31,416,707

Operating expenses:
Research and development	306,172	73,816	836,440	215,682
Selling and marketing	6,059,236	4,143,553	15,344,369	11,864,313
General and administrative	7,011,963	5,177,335	18,701,983	14,491,382
Environmental expense (credits)	—	—	—	(3,087,810)

Total operating expenses	13,377,371	9,394,704	34,882,792	23,483,567

Income from operations	3,618,546	1,878,312	14,845,918	7,933,140

Other income/(expense):
Other income/(expense)	(424,848)	239,880	(754,159)	461,557
Interest income	131,126	26,091	200,432	84,246
Interest expense	(1,052,846)	(389,498)	(1,771,066)	(1,301,117)

Total other expense	(1,346,568)	(123,527)	(2,324,793)	(755,314)

Income before income taxes	2,271,978	1,754,785	12,521,125	7,177,826
Income tax expense	720,638	632,491	4,745,505	2,675,892

Net income	$1,551,340	$1,122,294	$7,775,620	$4,501,934

Weighted average number of common and common equivalent shares outstanding, basic	39,648,063	39,206,647	39,633,534	35,727,717

Net income per share, basic	$0.04	$0.03	$0.20	$0.13

Weighted average number of common and common equivalent shares outstanding, diluted	41,273,921	39,893,706	41,410,899	39,485,115

Net income per share, diluted	$0.04	$0.02	$0.19	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
For the Nine Months Ended January 31, 2007

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity

Balance at April 30, 2006	—	$—	39,310,543	$39,311	$33,277,474	$8,015,963	$—	$41,332,748
Exercise of employee stock options			334,308	334	540,225			540,559
Exercise of warrants, net of issuance cost			1,200,000	1,200	6,011,035			6,012,235
Shares issued under Employee Stock Purchase Plan			53,909	54	282,429			282,483
Stock-based compensation					1,963,717			1,963,717
Treasury stock buy-back			(1,200,000)				(6,396,000)	(6,396,000)
Tax benefit from stock-based compensation in excess of book deductions					853,401			853,401
Net income for the nine months ended January 31, 2007						7,775,620		7,775,620

Balance at January 31, 2007	—	$—	39,698,760	$40,899	$42,928,281	$15,791,583	$(6,396,000)	$52,364,763

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended:

	January 31, 2007	January 31, 2006

Cash flows from operating activities:
Net income	$7,775,620	$4,501,934
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	4,288,725	2,960,393
Loss (gain) on disposal of assets	(7,454)	48,220
Deferred taxes	—	2,515,142
Provision for losses on accounts receivable	22,500	14,700
Valuation adjustment of derivative financial instruments	—	(166,800)
Stock-based compensation expense	1,963,717	1,931,289
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,118,677)	(866,887)
Inventories	(3,406,253)	(883,573)
Other current assets	(155,665)	(467,937)
Income tax receivable	(916,454)	(439,228)
Accounts payable	(992,628)	(2,891,350)
Accrued other expenses	782,015	41,800
Accrued payroll	(89,695)	885,007
Accrued income taxes	352,826	32,388
Accrued taxes other than income	192,362	110,980
Accrued profit sharing	599,132	(1,237,268)
Accrued workers’ compensation	32,788	(107,889)
Accrued product liability	(60,000)	225,004
Accrued warranty	118,471	(213,090)
Deferred revenue	60,093	(10,810)

Net cash provided by operating activities	8,441,423	5,982,025

Cash flows from investing activities:
Other assets	(105,834)	597,184
Payments for purchase of Bear Lake Acquisition Corp and direct acquisition costs, net of cash acquired	(102,949,089)	—
Note receivable	1,000,000	29,812
Payments to acquire patents	(45,893)	(2,870)
Proceeds from sale of property and equipment	11,915	35,901
Payments to acquire property and equipment	(9,140,762)	(8,798,886)

Net cash used for investing activities	(111,229,663)	(8,138,859)

Cash flows from financing activities:
Other non-current liabilities	395,926	(4,174,996)
Stock-based compensation tax benefit	853,401	—
Proceeds from loans and notes payable	43,000,000	2,500,000
Debt issuance costs — bank debt	(281,946)	—
Proceeds from covertible debt issuance	80,000,000	—
Debt issuance costs — convertible debt	(4,243,578)	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	823,042	531,374
Proceeds from sale of common stock and common warrants	—	24,385,357
Repurchase of warrants, net of issuance costs	—	(23,950,701)
Proceeds from exercise of warrants to acquire common stock, net of issuance costs	6,012,235	916,432
Payments to acquire treasury stock	(6,396,000)	—
Payments on loans and notes payable	(16,254,509)	(1,176,702)

Net cash provided by (used for) financing activities	103,908,571	(969,236)

Net increase (decrease) in cash and cash equivalents	1,120,331	(3,126,070)
Cash and cash equivalents, beginning of year	731,306	4,081,475

Cash and cash equivalents, end of period	$1,851,637	$955,405

Supplemental disclosure of cash flow information
Cash paid for:
Interest	1,186,791	993,634
Income Taxes	4,752,458	267,423

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2007 and 2006

(1)  Basis of Presentation:

The consolidated balance sheet as of January 31, 2007, the consolidated statements of income for the three and nine months ended January 31, 2007 and 2006, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2007, and the consolidated statements of cash flows for the nine months ended January 31, 2007 and 2006 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson Center Holding Corporation, was January 28, 2007, a three-day variance to our reported fiscal quarter end of January 31, 2007. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2007 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2006 has been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2006. The results of operations for the nine months ended January 31, 2007 may not be indicative of the results that may be expected for the year ending April 30, 2007 or any other period.

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

On January 3, 2007, Smith & Wesson Holding Corporation completed its acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its wholly owned subsidiaries, K. W. Thompson Tool Company, Inc., Thompson Center Arms Company, Inc., O. L. Development, Inc., Bear Lake Holdings, Inc. and Fox Ridge Outfitters, Inc. (see Note 13).

(3)  Significant Accounting Policies

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include allowances for discounts and returns on sales, the valuation of goodwill, other intangible assets and tangible long-lived assets, estimates used in accounting for acquisitions, assumptions used involving share-based payment instruments, and accruals for warranty, product liability, workers’ compensation,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation, environmental liability, excess and obsolete inventory, and medical claims payable. Actual results could differ from those estimates.

Acquisitions — In accordance with the purchase method of accounting, we determine and record the fair values of assets acquired and liabilities assumed as of the date of the acquisition. We utilize an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. We allocate costs to acquire the business, including transaction costs, to the fair value of net assets acquired. We record as goodwill any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Goodwill and Other Intangible Assets — We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships, and trademarks. We amortize all finite-lived intangible assets based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis, which will occur on February 1, and between annual tests if indicators of potential impairment exist. The impairment test will compare the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present.

We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit.

(4)  Other Assets:

We and two of our former stockholders of our subsidiary, Bear Lake Acquisition Corp., had purchased life insurance policies, which are owned by those stockholders. We and the former shareholders pay the premiums on these policies. We are to be reimbursed for our share of the premiums paid upon termination of the insurance policy or payment of death benefits. Amounts due relating to these agreements amounted to $987,770 at January 31, 2007. We incurred approximately $4.2 million of debt issuance costs associated with our issuance $80.0 million of 4% convertible notes. These costs are being amortized through December 15, 2011, the date of the first redemption. During the three months ended January 31, 2007, we amortized approximately $106,000 to interest expense. We incurred approximately $282,000 of debt issuance costs associated with our $28.0 million acquisition line

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through TD Banknorth. These costs are being amortized over 20 years, the life of the acquisition line. During the three months ended January 31, 2007, we amortized approximately $3,400 to interest expense.

(5)  Debt:

Credit Facilities

In January 2005, we refinanced our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. We amended this arrangement in November 2006. At January 31, 2007, the credit facility consisted of the following:

(1) An amended revolving line of credit of up to a maximum amount of the lesser of (a) $17 million, or (b) the sum of (i) 85% of the net amount of eligible accounts (as defined in the loan agreement), plus (ii) the lesser of (A) $6 million or (B)(1) 60% of SWC’s eligible finished goods inventory (as defined in the loan agreement of Smith & Wesson Corp. (“SWC”)), plus (2) 70% of SWC’s eligible raw materials (as defined in the loan agreement), plus (3) 40% of SWC’s eligible finished parts inventory (as defined in the loan agreement). The line of credit will be available until September 30, 2007 for working capital needs. The amended revolving line of credit bears interest at a variable rate equal to prime or LIBOR. There was no outstanding balance under this line of credit as of January 31, 2007.

(2) An amended equipment line of credit of $5 million for capital expenditures, which will bear interest at a variable rate equal to prime or LIBOR until April 2007, at which time SWC may elect to pay either a variable rate equal to LIBOR, or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2007 plus 1.75% per annum. The aggregate availability of the amended equipment line of credit will cease on April 30, 2007, at which time any unpaid outstanding principal balance and interest will become due and payable in monthly installments over a period of seven years at the interest rate elected by SWC. There was no outstanding balance under this line of credit as of January 31, 2007.

(3) An acquisition line of credit up to a maximum amount of $30 million at any one time. The acquisition line of credit may be used only for the purpose of funding up to 90% of the purchase price of a permitted acquisition (as defined in the loan agreement) and bears interest at a variable rate equal to prime or LIBOR. During the three months ended January 31, 2007, we borrowed $28.0 million on this acquisition line of credit. Interest is paid until the conversion date of November 8, 2008 at which time 1/60th of the outstanding principal plus interest is paid monthly until the maturity date of November 8, 2013.

As security for the credit facility, the Lender has a first priority lien on all of the personal property and real estate assets of SWC, including intangible assets constituting intellectual property (including the “Smith & Wesson” trade name).

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

The loan agreement contains various covenants, including certain financial covenants. We were in full compliance with all bank covenants as of January 31, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Debt

On December 15, 2006, we issued an aggregate of $80,000,000 of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement. We used the net proceeds from the Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries.

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year, beginning on June 15, 2007. We would be required to pay additional interest on the Notes if we default on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes.

The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. On or after December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Noteholders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture covering the Notes.

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we are required to file covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with our senior lender, and (2) three times LTM EBTIDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD Banknorth.

We evaluated the conversion features under the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and determined no beneficial conversion feature existed. We have analyzed the provisions of the notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock,” and have determined that there are no features of the instruments requiring bifurcation.

(6)  Inventories, net:

A summary of inventory, stated at lower of first in, first out cost or market, is as follows:

	January 31, 2007	April 30, 2006

Finished goods	$11,583,453	$5,951,902
Finished parts	11,025,448	9,093,011
Work in process	7,713,854	2,611,067
Raw material	3,710,793	1,445,527

	$34,033,548	$19,101,507

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. Thompson Center Arms has a television show, which is used to promote Thompson Center Arms’ and certain sponsors’ products.

For the nine months ended January 31, 2007 and 2006, advertising expense was approximately $6,311,000 and $5,337,000, respectively.

(8)  Warranty Reserve:

We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2007 and 2006 was $1,360,605 and $748,516, respectively.

The change in accrued warranties for the nine months ended January 31, 2007, the nine months ended January 31, 2006, and the fiscal year ended April 30, 2006 was as follows:

	Nine Months Ended	Nine Months Ended	Year Ended
	January 31, 2007	January 31, 2006	April 30, 2006

Beginning Balance	$1,718,264	$1,639,545	$1,639,545
Warranties issued and adjustments to provisions	1,365,762	748,516	1,263,000
Warranty claims	(1,229,969)	(970,593)	(1,418,195)

Ending Balance	$1,854,057	$1,417,468	$1,484,350

During the quarter ended October 31, 2006, we issued a recall for a limited number of model 460 revolvers manufactured at the Smith & Wesson Performance Center. This safety recall notice applied to 4,368 revolvers. As of January 31, 2007, 2,318 guns have been inspected and repaired, as necessary. We estimate that the remaining cost of this recall is approximately $44,165, which is included in the current warranty reserve balance.

(9)  Self-Insurance Reserves:

As of January 31, 2007 and April 30, 2006, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $10.3 million and $9.6 million, respectively, of which approximately $6.4 million and $6.0 million, respectively, have been classified as non-current and included in other non-current liabilities, and the remaining amounts of approximately $3.9 million and $3.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were approximately $5.1 million and $3.7 million for the nine months ended January 31, 2007 and 2006, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. At January 31, 2007 and April 30, 2006, we had product liability reserves of approximately $9.0 million and $7.6 million, respectively, entirely consisting of estimated legal defense costs, of which approximately $6.3 million and $5.1 million, respectively, have been included in other non-current liabilities, and the remaining amounts of approximately $2.7 million and $2.5 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, as of January 31, 2007, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $3.9 million has been classified as other assets and the remaining $750,000 has been classified as other current assets.

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

At this time, an estimated range of reasonably possible additional losses, as that term is defined in Statement of Financial Accounting Standard (SFAS) No. 5, “Loss Contingencies,” relating to unfavorable outcomes cannot be made. However, in the product liability cases in which a dollar amount of damages is claimed, the amount of damages claimed, which totaled approximately $2.6 million at January 31, 2007, is set forth as an indication of possible maximum liability that we might be required to incur in these cases (regardless of the likelihood or reasonable probability of any or all of this amount being awarded to claimants) as a result of adverse judgments that are sustained on appeal.

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

PENDING CASES

The following cases are pending against Thompson Center Arms and have not been previously disclosed by us.

Ted and Amanda Fink v. Thompson Center Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson Center Arms rifle. Plaintiffs name as defendants Thompson Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further allege that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson Center Arms filed an answer denying all liability and damages allegations. Discovery is ongoing. Trial has not yet been scheduled.

Clinton and Rebecca Stroklund v. Thompson Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson Center Arms, the bullet manufacturer, and powder manufacturer alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Trial is scheduled to begin September 17, 2007.

Herbert and Mindy Wilson v. Thompson Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. A state court petition was filed on November 4, 2005, and alleges that Mr. Wilson sustained eye injuries using a Thompson Center Arms muzzleloader. The matter was subsequently removed to the United States District Court. Plaintiffs assert product liability claims. The Plaintiffs are seeking an unspecified amount of compensatory damages. On December 13, 2005, Thompson Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is scheduled to begin on June 11, 2007.

Brian Ward v. Thompson Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries using a Thompson Center Arms rifle. Plaintiff asserts product liability claims against both Thompson Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is not yet scheduled.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants and the government filed their briefs on January 16, 2007. The plaintiffs’ replies are due March 14, 2007. Oral argument is not yet scheduled.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted the motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 15, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF Trace Data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On the same day, the Second Circuit accepted the defendant’s appeal from the denial of its Motion to Dismiss and issued a scheduling order. Defendants filed their opening brief in support of the appeal on May 8, 2006. Plaintiff filed its opening brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal which argued for the reversal of the portion of the District Court’s decision addressing the constitutionality of the PLCA. The issue of the applicability of the PLCA has now been fully briefed with the Second Circuit and we are awaiting a decision as to whether the Second Circuit will hear oral argument or decide the matter on briefs. In the interim, on April 27, 2006, Judge Weinstein issued an order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF Trace Data in this proceeding. On May 11, 2006, the defendants filed a Petition for Permission to File an Interlocutory Appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCA appeal.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of 20 million pesos, or approximately $600,000, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006. No decision has issue to date.

Securities and Exchange Commission (“SEC”) Investigation

The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There was no change in the status of this investigation during the quarter ended January 31, 2007.

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

We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to five release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency (“EPA”) and/or individual states under CERCLA or a state equivalent at one site.

We had reserves of $619,000 as of January 31, 2007, of which $590,000 is classified as non-current, for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note is collateralized by a mortgage on the sold property. This note is due in 2022 and accrues interest at a fixed rate of 6.0% per annum. This note was paid in full by the SRA during October 2006.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflected those issues. The buyer, the Springfield Redevelopment Authority, or the SRA, is an agency of the city of Springfield and had obtained governmental grants to help defray costs related to the property. At the time of the sale, we did not decrease our reserves as we were waiting for the remediation (which would eliminate any potential liability) to be completed. Remediation was completed by the SRA in May 2005 and we reduced our environmental reserves by $3.1 million and recognized an environmental credit in the quarter ended July 31, 2005.

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

As part of the purchase agreement to acquire Bear Lake Acquisition Corp., an $8.0 million escrow was provided by the seller for potential environmental remediation, of which $261,000 was released to conduct safety and environmental testing.

Deferred Compensation

Bear Lake Acquisition Corp and its subsidiaries had a senior executive supplemental retirement plan (“executive plan”) for certain officers, which covered six current and former executives at January 31, 2007. Benefits under this plan are paid monthly (currently monthly benefit is $2,863 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory Plan in which we pay all future obligations. As of January 31, 2007, $924,574 has been accrued in the financial statements, based upon the present value of the future obligation.

Estimated annual amounts to be paid without considering future annual adjustments on the executive plan are as follows:

2007	$137,424
2008	137,424
2009	125,972
2010	103,068
2011	103,070
Thereafter	672,808

$1,279,766

Under the executive plan, we are required to continue to pay our portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of January 28, 2007, there were three individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit. Two current officers are eligible to receive the health insurance portion of the plan upon retirement, and we obtained an independent analysis to determine the future liability under the plan as of October 11, 2006. Based on this analysis, we have accrued $14,140 as of January 28, 2007 and expensed $1,088 in post retirement medical cost in SG&A during the period ended January 28, 2007. This valuation used active census data and the net periodic postretirement benefit cost for 2006 used a discount rate of 5.75%.

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

Outstanding Letters of Credits/Restricted Cash — We have outstanding letters of credit and restricted cash totaling approximately $5.2 million.

(11)  Stockholders’ Equity:

Common Stock

During the nine months ended January 31, 2007, options or warrants were exercised and common stock issued or repurchased as follows:

(a) During the nine months ended January 31, 2007, we issued 334,308 shares of common stock having a market value of $3,201,628 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $540,559.

(b) In September 2006, we issued 53,909 shares of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) having a purchase price of $282,483.

(c) During the nine months ended January 31, 2007, we issued 1,200,000 shares of common stock having a market value of $13,593,240 to investors upon the exercise of warrants granted to them as part of a private placement offering. The purchase price of these shares was $6,012,235, net of issuance costs.

(d) In October 2006, we repurchased 1,200,000 shares of common stock from certain parties as part of an agreement entered into at the time of our September 2005 private placement offering, having a market value of $16,776,000. The purchase price of these shares was $6,396,000. The repurchased shares are now classified as treasury stock.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share

The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the three months ended January 31, 2007 and 2006.

	Three Months Ended January 31, 2007			Three Months Ended January 31, 2006
	Net Income			Net Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$1,551,340	39,648,063	$0.04	$1,122,294	39,206,647	$0.03
Valuation adjustment of derivative financial instruments, net of tax	—	—	0.00	(182,670)	(315,745)	0.00
Effect of dilutive stock options and warrants	—	1,625,858	(0.00)	—	1,002,804	(0.01)

Diluted earnings per share	$1,551,340	41,273,921	$0.04	$939,624	39,893,706	$0.02

Options and warrants to purchase 124,461 shares of our common stock and 6,485,084 shares issuable upon conversion of the $80.0 million convertible debt, and options and warrants to purchase 803,524 shares of our common stock were excluded for the three months ended January 31, 2007 and 2006, respectively, as the effect would be antidilutive.

The following table provides a reconciliation of the income amounts and shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2007 and 2006.

	Nine Months Ended January 31, 2007			Nine Months Ended January 31, 2006
	Net Income			Net Income
	Available to			Available to
	Common		Per Share	Common		Per Share
	Shareholders	Shares	Amount	Shareholders	Shares	Amount

Basic earnings per share	$7,775,620	39,633,534	$0.20	$4,501,934	35,727,717	$0.13
Valuation adjustment of derivative financial instruments, net of tax	—	—	0.00	(108,658)
Effect of dilutive stock options and warrants	—	1,777,365	(0.01)	—	(103,470)	(0.02)

Diluted earnings per share	$7,775,620	41,410,899	$0.19	$4,393,276	39,485,115	$0.11

6,485,084 shares issuable upon conversion of the $80.0 million convertible debt, and options and warrants to purchase 165,000 shares of our common stock were excluded in the nine months ended January 31, 2007 and January 31, 2006, respectively, as the effect would be anti-dilutive.

Stock Warrants Issued and Repurchased

On September 12, 2005, we issued 1,200,000 warrants to investors as part of a private placement offering. We also issued 120,000 warrants to the placement agent. The 1,200,000 warrants issued to the investors had an expiration date of September 2006, and all warrants were exercised prior to expiration. The 120,000 placement agent warrants expire in September 2010 and were outstanding as of January 31, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outlines the activity related to warrants for the periods indicated:

	Nine Months Ended January 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	1,320,000	$5.24	9,688,750	$0.89
Warrants sold to investors and issued to a placement agent during the period	—	—	1,320,000	$5.24
Reinstatement of warrants previously exercised on a cashless basis	—	—	111,250	$0.89
Warrants exercised during the period	1,200,000	$5.33	(829,700)	$0.89
Warrants repurchased during the period	—	—	(8,970,300)	$0.89

Warrants outstanding, end of the period	120,000	$4.36	1320,000	$5.24

Shares exercisable, end of the period	120,000	$4.36	1,320,000	$5.24

Weighted average remaining life	3.6 years		215 days

Employee Stock Option and Employee Stock Purchase Plans

We have two employee incentive compensation plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants are issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock, and is available for issuance pursuant to options granted to acquire common stock, the direct granting of restricted common stock and deferred stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the Board administers the SOPs, selects recipients to whom awards or options are granted, and determines the number of grants to be awarded. Awards or options granted under the SOPs are exercisable at a price determined by the Board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of awards or options may be made to employees and directors without regard to any performance measures. All awards or options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by the Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the date the plan was approved by our Board of Directors or our stockholders, whichever is earlier and (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (and approved by our shareholders) and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award or options are deemed to be the date upon which the Board of Directors or Board committee authorizes the granting of such award or option. Generally, options vest over a period of three years. The options are exercisable for a period of 10 years. The plan also allows for option grants to non-employees, which from time to time the Board has in the past granted. During the three months ended January 31, 2007 and 2006, we granted options to purchase no shares and 55,000 shares, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options granted under the SOPs and an employee grant outside of the SOPs for the nine months ended January 31, 2007 and 2006 are as follows:

	Nine months ended January 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,908,167	$2.25	2,467,125	$1.30
Granted during the period	95,000	$12.88	810,000	$4.61
Exercised during the period	(334,308)	$1.62	(314,458)	$1.09
Cancelled/forfeited during the period	(47,496)	$3.59	(5,000)	$4.46

Options outstanding, end of the period	2,621,363	$2.69	2,957,667	$2.22

Shares exercisable, end of the period	1,709,715	$2.20	1,476,001	$1.35

A summary of stock options outstanding and exercisable at January 31, 2007 follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31	Contractual Life	Exercise Price	January 31	Exercise Price

Range of Exercise Prices
$0.81 — $ 1.47	1,183,833	6.44 years	$1.19	835,501	$1.08
$1.48 — $ 4.46	1,162,530	7.90 years	$2.99	685,882	$2.36
$4.93 — $12.88	275,000	9.33 years	$7.92	188,332	$6.56

$0.81 — $12.88	2,621,363	7.39 years	$2.69	1,709,715	$2.20

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of 10 years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four nine-month purchase periods in the offering period. The plan was amended in September 2004 such that future offering periods, commencing with the January 1, 2004 offering period, will be nine months consistent with the nine month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the Board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on January 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2007 and 2006, 53,909 and 88,472 shares were purchased under the ESPP, respectively.

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

The following assumptions were used in valuing our options granted and ESPP purchase rights during the three-month periods ended January 31, 2007 and 2006:

	Three Months Ended January 31,
	2007	2006

Stock option grants:
Risk-free interest rate	N/A *	4.57%
Expected life	N/A	8 years
Expected volatility	N/A	74.3%
Dividend yield	N/A	0%
Employee Stock Purchase Plan:
Risk-free interest rate	5.02%	4.02%
Expected life	6 months	6 months
Expected volatility	53.9%	58.3%
Dividend yield	0%	0%

*	No options were granted during the three months ended January 31, 2007.

The following assumptions were used in valuing our options granted and ESPP purchase rights during the nine-month periods ended January 31, 2007 and 2006:

	Nine Months Ended January 31,
	2007	2006

Stock option grants:
Risk-free interest rate	4.81%	4.21%
Expected life	8.0 years	9.2 years
Expected volatility	70.9%	73.5%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.92%	3.42%
Expected life	6 months	6 months
Expected volatility	47.2%	59.4%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended January 31, 2006 was $3.73, respectively. The weighted-average fair value of ESPP shares granted during the three months ended January 31,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006 was $4.29 and $2.74, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was approximately $1,963,719 and $1,516,903 for the nine months ended January 31, 2007 and 2006, respectively. Stock-based compensation expense is included in general and administrative expenses.

During the nine months ended January 31, 2007, we granted 437,000 restricted stock units, or RSUs, to current employees. As of January 31, 2007, there were 425,000 restricted stock units outstanding as 12,000 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $205,776 for the three months ended January 31, 2007. As of January 31, 2007, there was approximately $2.5 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 2.4 years.

Stockholder Rights Plan

On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we made a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share, of ours. The dividend is payable to stockholders of record at the close of business on August 26, 2005. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company (the “Preferred Stock”) at a price of $36.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 25, 2005, as the same may be amended from time to time (the “Rights Agreement”), between us and Interwest Transfer Company, Inc., as Rights Agent.

In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of January 31, 2007 we have not had any such changes which would have resulted in the execution of the stockholder rights plan.

(12)  Recent Accounting Pronouncements:

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. We have not determined the effect the adoption of SFAS No. 158 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have not determined the effect the adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact, if any, that EITF 00-19-2 may have on our consolidated financial statements.

(13)  Acquisition of Bear Lake Acquisition Corp.

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson Center Arms Company, Inc. The aggregate purchase price was $103.3 million, which consisted of $102.0 million in cash and $1.3 million in estimated direct acquisition costs. Thompson Center Arms is a recognized brand by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market. This acquisition was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations.” We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained. The following table summarizes the preliminary allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$102,000
Transaction costs	1,250

Total purchase consideration	$103,250

Current and non-current assets	$29,718
Identifiable intangible assets	69,400
Goodwill	41,751

Total assets acquired	140,869
Total liabilities assumed	37,619

$103,250

Under the agreement, Bear Lake Acquisition Corp has indemnified us for losses arising from environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, pending an environmental remediation study of the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs. As of January 31, 2007, $261,000 of the escrow has been released to conduct safety and environmental testing. We believe the likelihood of environmental remediation costs exceeding the amount in escrow to be remote.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

We amortize customer relationships based upon patterns in which the economic benefits of customer relationships are expected to be utilized. We amortize other finite-lived identifiable intangible assets on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
	Amount	Average Life
		(In years)

Customer relationships	$45,400	20
Order backlog	300	0.16
Trademarks and tradenames	15,900	10
Developed technology	7,800	20

Total	$69,400

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
				(In years)

Customer relationships	$45,000	$101	$45,299	19.90
Order backlog	300	150	150	0.08
Trademarks and tradenames	15,900	133	15,767	10.00
Developed technology	7,800	32	7,768	19.90

Total	$69,000	$416	$68,984

The results of operations of Bear Lake Acquisition Corp. and its subsidiaries subsequent to the acquisition are included in our Consolidated Statements of Operations. The following unaudited proforma financial information presents a summary of consolidated results of operations of our company as if the acquisition had occurred at the beginning of the period presented (dollars in thousands except for per share data):

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

Revenue	$66,984	$53,804	$209,806	$161,762
Net Income	3,589	220	9,012	5,846
Net Income per share, basic	0.09	0.01	0.23	0.16
Net Income per share, basic	0.09	0.01	0.22	0.15

These unaudited pro forma results have been prepared for comparative purposes only and include primarily adjustments for interest expense, taxes, and amortization. These results do not purport to be indicative of the results of operations that actually would have resulted had this acquisition occurred at the beginning of the first quarter of the fiscal 2007 year, or of our future operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2006. This Overview sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

Third Quarter Fiscal 2007 Highlights

Net product sales for the three months ended January 31, 2007 were $53.9 million, a $15.2 million, or 39.4%, increase over net product sales of $38.6 million for the three months ended January 31, 2006. Firearms sales, our core business, increased for the quarter by $14.7 million, or 41.0%, over the three months ended January 31, 2006.

Net product sales for the nine months ended January 31, 2007 were $152.3 million, a $46.2 million, or 43.6%, increase over net product sales of $106.0 million for the nine months ended January 31, 2006. Firearms sales, our core business, increased for the nine months by $45.2 million, or 45.9%, compared with the nine months ended January 31, 2006.

Net income for the three months ended January 31, 2007 was $1.6 million compared with $1.1 million for the three months ended January 31, 2006.

Net income for the nine months ended January 31, 2007 was $7.8 million compared with $4.5 million for the nine months ended January 31, 2006.

On January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson Center Arms Company, Inc., a New Hampshire-based designer, manufacturer and marketer of premium hunting firearms. The aggregate purchase price was $103.3 million in cash and was financed by an $80 million convertible debt offering as well as drawing down on our acquisition line of credit with TD Banknorth. Thompson Center Arms is a recognized brand by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson Center Arms also brings expertise in long gun barrel manufacturing which will assist us in our plans to further expand into the long gun market.

Restatement/SEC Inquiry

In August 2003, we amended various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, January 31, 2001 and 2002, and July 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and January quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the July quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the quarter ended January 31, 2007.

Results of Operations

Net Product Sales

The following table sets forth certain information relative to net product and services sales for the three months ended January 31, 2007 and 2006:

	2007	2006	$ Change

Revolvers	$15,049,166	$15,924,265	$(875,099)	(5.5)%
Pistols	18,577,635	11,645,134	6,932,501	59.5%
Walther	5,566,462	3,343,368	2,223,094	66.5%
Performance Center	2,705,451	2,508,385	197,066	7.9%
Engraving	2,883,290	1,237,359	1,645,931	133.0%
Hunting Rifles	2,704,182	0	2,704,182	—
Tactical Rifles	2,490,321	360,178	2,130,143	591.4%
Other	750,381	959,860	(209,479)	(21.8)%

Total Firearms	50,726,888	35,978,549	14,748,339	41.0%
Handcuffs	1,391,281	1,280,714	110,567	8.6%
Specialty Services	897,040	622,044	274,996	44.2%
Other	862,467	754,457	108,010	14.3%

Non-Firearms	3,150,788	2,657,215	493,573	18.6%
Total	$53,877,676	$38,635,764	$15,241,912	39.5%

We recorded net product sales of $53,877,676 for the three months ended January 31, 2007, an increase of $15,241,912, or 39.5%, over the three months ended January 31, 2006. Firearms sales increased by $14,748,339, or 41.0%, over the comparable quarter last year. Non-firearm sales for the three months ended January 31, 2007 increased by $493,573, or 18.6%, over the three months ended January 31, 2006. The inclusion of Thompson Center Arms added $3,290,510 in product sales for the quarter, which consisted of $2,704,182 in hunting rifle sales, $335,269 in foundry sales included in Specialty Services, and $251,059 in sales from retail operations, included in Other.

Revolver sales decreased by $875,099, or 5.5%, for the three months ended January 31, 2007 to $15,049,166, from sales for the three months ended January 31, 2006. The decrease was attributable to revolver production being diverted to engraved products as well as lower finished goods inventory levels at the beginning of the quarter when compared with the comparable quarter last year. The revolver order backlog was at $11,311,529 at January 31, 2007.

Pistol sales of $18,577,635 were $6,932,501 or 59.5% higher, for the three months ended January 31, 2007 than for the three months ended January 31, 2006. The increase in pistol sales resulted from the expanded M&P pistol line as well as the continued strong consumer sales of the Sigma pistol. The pistol order backlog was at $7,620,743 at January 31, 2007.

We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $2,223,094, or 66.5%, for the three months ended January 31, 2007 over the three months ended January 31, 2006. The increase in Walther sales was attributable to higher demand for the P22 and PPK pistols, driven by our realigned consumer sales force. Walther order backlog was at $2,587,446 at January 31, 2007.

Performance Center sales increased by $197,066, or 7.9%, for the three months ended January 31, 2007 to $2,705,451, compared with the three months ended January 31, 2006. The Performance Center had an order backlog of $1,662,889 at January 31, 2007.

Engraving sales increased by $1,645,931, or 133.0%, for the three months ended January 31, 2007 from the three months ended January 31, 2006.

Hunting rifle sales of $2,704,182 for the three months ended January 31, 2007 represented Thompson Center Arms rifle sales for the month of January. The backlog for hunting rifles was $20,994,141 at January 31, 2007.

Sales of our M&P 15 tactical rifles were $2,490,321 for the three months ended January 31, 2007. We began in-house production in January to supplement deliveries from our supplier. The order backlog for the M&P 15 rifles were $6,004,692 at January 31, 2007.

Excluding Thompson Center Arms, sales through our sporting goods distribution channel increased by 29.6% for the three months ended January 31, 2007 over the three months ended January 31, 2006. Law enforcement sales increased by 134.6% for the three months ended January 31, 2007 over the three months ended January 31, 2006. The increase in law enforcement sales was attributable to the M&P pistol. Federal government sales were negligible for the quarter as there has been no new contract for Afghanistan or Iraq. Federal government sales for the three months ended January 31, 2006 were $1.3 million. International sales increased by 29.0% for the three months ended January 31, 2007 over the three months ended January 31, 2006.

The following table sets forth certain information relative to net product sales for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Revolvers	$46,084,231	$44,345,961	$1,738,270	3.9%
Pistols	53,988,701	30,733,009	23,255,692	75.7%
Walther	17,053,613	10,626,748	6,426,865	60.5%
Performance Center	6,969,672	6,528,818	440,854	6.8%
Engraving	6,445,017	3,311,997	3,133,020	94.6%
Hunting Rifles	2,704,182	0	0
Tactical Rifles	7,157,774	360,178	6,797,596	1887.3%
Other	3,263,964	2,596,415	667,549	25.7%

Total Firearms	143,667,154	98,503,126	45,164,028	45.9%
Handcuffs	4,524,742	3,521,513	1,003,229	28.5%
Specialty Services	2,059,678	2,116,196	(56,518)	(2.7)%
Other	2,015,012	1,881,619	133,393	7.1%

Non-Firearms	8,599,432	7,519,328	1,080,104	14.4%
Total	$152,266,586	$106,022,454	$46,244,132	43.6%

Sales for the nine months ended January 31, 2007 were $152,266,586, an increase of $46,244,132, or 43.6%, over the nine months ended January 31, 2006. Firearms sales increased by $45,164,028, or 45.9%, over the comparable period last year. Non-firearm sales increased by $1,080,104, or 14.4%, over the comparable period last year due primarily to higher handcuff sales.

Revolver sales increased by $1,738,270, or 3.9%, for the nine months ended January 31, 2007 to $46,084,231 compared with $44,345,961 for the nine months ended January 31, 2006. Units sold increased by 8.1% for the nine months ended January 31, 2007 over the nine months ended January 31, 2006. The increase was attributable to the impact of the realigned sporting goods sales force, with an increased emphasis at the retail level.

Pistol sales of $53,988,701 were $23,255,692, or 75.7%, higher for the nine months ended January 31, 2007 than for the comparable period last year. The increase in pistol sales was attributable to the introduction of our M&P pistol series and increased sales of our Sigma polymer pistol line. Sales of polymer pistols increased by 83.6% from approximately 76,600 units for the nine months ended January 31, 2006 to approximately 140,600 units for the nine months ended January 31, 2007. The increase was driven by the expansion of the M&P pistol line, Sigma consumer sales, and sales to the Afghanistan National Police.

Walther firearms sales increased by $6,426,865, or 60.5%, for the nine months ended January 31, 2007 as a result of higher sales of the P22 and PPK pistols. Performance Center sales increased by $440,854, or 6.8%, for the nine months ended January 31, 2007 to $6,969,672 over the comparable period last year. The introduction of a Performance Center version of our M&P rifle was responsible for the increase in sales.

Engraving sales increased by $3,133,020, or 94.6%, for the nine months ended January 31, 2007 over the comparable period last year. This increase was a result of our increase emphasis on the marketing of the engraving services.

Non-firearms sales increased by $1,080,104, or 14.4%, for the nine months ended January 31, 2007 over the comparable period last year as a result of higher handcuff sales. Handcuff sales increased by $1,003,229, or 28.5%, for the nine months ended January 31, 2005 over the nine months ended January 31, 2006 as a result of increased sales and marketing emphasis on this product line.

Excluding Thompson Center Arms, sales through our sporting goods distribution channel increased by 38.9% and law enforcement sales increased by over 129% for the nine months ended January 31, 2007 over the nine months ended January 31, 2006. Sales to the Federal government increased by 82% over the nine months ended January 31, 2006. International sales were down 4% due to delays in the receipt of export licenses.

Licensing Revenue

The following table sets forth certain information relative to licensing revenue for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Licensing Revenue	$488,947	$418,462	$70,485	16.8%

Licensing revenue for the three months ended January 31, 2007 increased by $70,485, or 16.8%, over the three months ended January 31, 2006. During the quarter, we added two licensees (North American Wildlife and the Bradford Exchange).

The following table sets forth certain information relative to licensing revenue for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Licensing Revenue	$1,485,367	$1,700,652	$(215,285)	(12.7)%

Licensing revenue for the nine months ended January 31, 2007 was $1,485,367, a decrease of $215,285, or 12.7%, over the nine months ended January 31, 2006. In fiscal 2006, an audit of an existing licensee revealed an underpayment in royalties for prior years totaling $350,000. The underpayment was recorded as revenue during the quarter ended July 31, 2005. In addition, a contract extension with another licensee in the quarter ended July 31, 2005 yielded royalty revenue of $100,000. Licensing revenue for the nine months ended January 31, 2007 included a $200,000 royalty from one of our international customers relative to a joint handgun project.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of sales and services and gross profit for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Cost of revenue	$37,370,706	$27,781,210	$9,589,496	34.5%
% net revenue	68.7%	71.1%
Gross profit	$16,995,917	$11,273,016	$5,722,901	50.8%
% net revenue	31.3%	28.9%

Gross profit for the three months ended January 31, 2007 increased by $5,722,901, or 50.8%, over the three months ended January 31, 2006. The $15.2 million in increased sales for the three months ended January 31, 2007 resulted in approximately $4.2 million in additional gross profit. We also realized $574,657 in labor savings from improved efficiency. Utility costs for the quarter increased by $195,940, or 18.5%, over the comparable period last year. Depreciation expense for the quarter increased by $309,809 over the quarter ended January 31, 2006.

Gross profit, as a percentage of net revenue, increased from 28.9% for the three months ended January 31, 2006 to 31.3% for the three months ended January 31, 2007. Gross profit included a $1.2 million amortization charge of the fair market write-up of the Thompson Center Arms inventory that took place as part of purchase accounting related to the Thompson Center Arms acquisition. The step-up of inventory to fair market value was $3.6 million, of which, $1.2 million was included, as goods were sold, in cost of revenue in January with the balance expected to be charged to cost of revenue in the fourth quarter.

The following table sets forth certain information regarding cost of sales and services and gross profit for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Cost of revenue	$104,023,243	$76,306,399	$27,716,844	36.3%
% net revenue	67.7%	70.8%
Gross profit	$49,728,710	$31,416,707	$18,312,003	58.3%
% net revenue	32.3%	29.2%

Gross profit for the nine months ended January 31, 2007 increased by $18,312,003, or 58.3%, over the nine months ended January 31, 2006. The $46.2 million in increased sales for the nine months ended January 31, 2006 resulted in approximately $16.1 million in additional gross profit. We also realized $1,300,221 in labor savings as a result of improved efficiency. In addition, we realized substantial benefits because of the leverage of our fixed costs. While sales increased by 43.6% for the nine months ended January 31, 2007, fixed manufacturing expenses increased by only 21.0%.

Depreciation expense for the nine months ended January 31, 2007 increased by $1,046,951 to $3,153,138 compared with $2,106,187 for the nine months ended January 31, 2006, which was due to the significant capital investments made over the last year. Utility costs increased by $933,666, or 36.5%, for the nine months ended January 31, 2007 over with the nine months ended January 31, 2006. Gross profit, as a percentage of net product sales and licensing revenue, increased from 29.2% for the nine months ended January 31, 2006 to 32.3% for the nine months ended January 31, 2007.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Research and development, net	$306,172	$73,816	$232,356	314.8%
Sales and marketing	6,059,236	4,143,553	1,915,683	46.2%
General and administrative	7,011,963	5,177,335	1,834,628	35.4%
Operating expenses	$13,377,371	$9,394,704	$3,982,667	42.4%
% net revenue	24.6%	24.1%

Operating expenses for the three months ended January 31, 2007 increased by $3,982,667, or 42.4%, over the three months ended January 31, 2006. Research and development expenses increased by $232,536 as a result of efforts to expand further our presence in the long gun market. Sales and marketing expenses increased by $1,915,683 as a result of increased compensation expense relative to an expanded sales force, less the cost of the manufacturer’s representatives that were terminated in 2005. The SHOT Show was held in the January this year, and approximately $500,000 in expenses related to this show are reflected in the sales and marketing expense for the quarter. Last year, the show (and the related expenses) occurred in the fourth quarter. General and administrative expenses increased by $1,834,628 as a result of $84,517 in higher compensation expense and $580,392 in increased profit-sharing expense. General and administrative expense also included $415,583 in expenses attributable to the amortization of intangible long-lived assets acquired in the Thompson Center Arms acquisition.

Operating expenses, as a percentage of net revenue, increased by 0.5% to 24.6% for the three months ended January 31, 2007 over the three months ended January 31, 2006.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Research and development, net	$836,440	$215,682	$620,758	287.8%
Sales and marketing	15,344,369	11,864,313	3,480,056	29.3%
General and administrative	18,701,983	14,491,382	4,210,601	29.1%
Environmental credit	0	(3,087,810)	3,087,810	—
Operating expenses	$34,882,792	$23,483,567	$11,399,225	48.5%
% net revenue	22.7%	21.8%

Operating expenses for the nine months ended January 31, 2007 increased by $11,399,225, or 48.5%, over the nine months ended January 31, 2006. Operating expenses for the nine months ended January 31, 2006 were net of a $3.1 million favorable environmental reserve adjustment resulting from the remediation of property previously owned by us. Research and development expense increased by $620,758 as a result of increased efforts on long gun products. Sales and marketing expense increased by $3,480,056 as a result of costs associated with the expanded sales efforts, net of the savings on rep commissions to sales representatives, as well as the addition of Thompson Center Arms expenses for the month of January. General and administrative expenses for the nine months ended January 31, 2007 included $2,962,572 in additional compensation expense and $1,854,864 in additional profit-sharing expense. We also incurred $1,963,719 in stock-based compensation expense relative to SFAS 123(R), an increase of $446,816 over the nine months ended January 31, 2006. Consulting fees decreased by $761,364 compared with the nine months ended January 31, 2006 when we were in the process of implementation of Sarbanes-Oxley compliance. General and administrative expenses also include Thompson Center Arms expenses for the month of January.

Operating expenses, as a percentage of net revenue, increased by 0.9% to 22.7% for the nine months ended January 31, 2007 compared with the nine months ended January 31, 2006 because of the favorable environmental reserve adjustment resulting from the remediation of property previously owned by us.

Income from Operations

The following table sets forth certain information regarding operating income for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Operating income	$3,618,546	$1,878,312	$1,740,234	92.6%
% net revenue	6.7%	4.8%

Operating income was $3,618,546 for the three months ended January 31, 2007, a $1,740,234, or 92.6%, increase compared with operating income of $1,878,312 for the three months ended January 31, 2006. The increase resulted primarily from the higher sales volume and improved manufacturing efficiency, partially offset by higher operating expenses. Operating income is net of $1.7 million in expenses attributable to the amortization of tangible and intangible long-lived assets acquired in the Thompson Center Arms purchase.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Operating income	$14,845,918	$7,933,140	$6,912,778	87.1%
% net revenue	9.7%	7.4%

Operating income was $14,845,918 for the nine months ended January 31, 2007, a $6,912,778, or 87.1%, increase compared with operating income of $7,933,140 for the nine months ended January 31, 2006. The operating income for the nine months ended January 31, 2006 included a $3.1 million reduction in our environmental reserves adjustment resulting from the remediation of property previously owned by us. The higher sales volume yielded an additional $16.1 million of additional gross profit in the nine months ended January 31, 2007. Improved manufacturing efficiency yielded $3.4 million in savings. Higher manufacturing depreciation expense and utilities expense reduced operating income, as did increased operating expenses of $8.1 million.

Other Income/Expense

Other expense totaled $424,848 for the three months ended January 31, 2007 compared with other income of $239,880 for the three months ended January 31, 2006. Mark-to-market on foreign exchange contracts losses for the three months ended January 31, 2007 totaled $432,790 compared with an exchange gain of $111,068 for the three months ended January 31, 2006. The exchange activity resulted from inventory purchases from Walther, which are billed in Euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.

For the nine months ended January 31, 2007, other expense of $754,159 was $1,215,716 unfavorable over other income of $461,557 for the nine months ended January 31, 2006. Foreign exchange loss for the nine months ended January 31, 2007 totaled $774,440 compared with an exchange gain of $305,269 for the nine months ended January 31, 2006.

Interest income of $131,126 for the three months ended January 31, 2007 represented an increase of $105,035 over the three months ended January 31, 2006. The increase in interest income was a result of investing the proceeds from the convertible debt offering until the purchase of Thompson Center Arms was completed. Interest income of $200,432 for the nine months ended January 31, 2007 represented an increase of $116,186 over the nine months ended January 31, 2006.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Interest expense	$1,052,846	$389,498	$663,348	170.3%

Interest expense increased for the three months ended January 31, 2007 by $663,348 because of the additional debt incurred to purchase Thompson Center Arms as well as amortization of debt issuance costs. In December 2006 we issued $80,000,000 in convertible debt. The debt has a 4% interest rate and has a conversion price of $12.336 per share. In addition, we borrowed $28,000,000 against our acquisition line of credit with TD Banknorth to fund the balance of the acquisition price. Total debt outstanding at January 31, 2007 was $120,576,080 compared with $18,938,186 on January 31, 2006.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Interest expense	$1,771,066	$1,301,117	$469,949	36.1%

Interest expense increased for nine months ended January 31, 2007 by $469,949 as a result of the additional debt incurred to finance the Thompson Center Arms acquisition. Interest expense for the nine months ended January 31, 2006 included a $164,332 write-off of debt issuance costs.

Income Taxes

Income tax expense of $720,638 for the three months ended January 31, 2007 increased by $88,147 compared with $632,491 for the three months ended January 31, 2006. The effective rates for the three months ended January 31, 2007 and 2006 were 31.8% and 36.0%, respectively.

For the nine months ended January 31, 2007, income tax expense was $4,745,505 compared with income tax expense of $2,675,892 for the comparable period ended January 31, 2006. This tax expense was estimated at an effective rate of 37.9% and 37.3%, respectively, for the nine months ended January 31, 2007 and 2006.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Net income	$1,551,340	$1,122,294	$429,046	38.2%
Net income per share
Basic	$0.04	$0.03	$0.01	33.3%
Diluted	0.04	0.02	0.02	100.0%

The increase in net income and net income per share for the three months ended January 31, 2007 from the three months ended January 31, 2006 resulted from the higher sales volume, which translated into approximately $5.3 million in pre-tax profits. Improved manufacturing efficiency, partially offset by higher depreciation and utility expense, yielded approximately $2.5 million in pre-tax income. Higher operating expenses in the three months ended January 31, 2007 had a $3.7 million adverse impact on pre-tax income. Amortization of intangibles created as part of the purchase accounting of Thompson Center Arms and higher cost of sales resulting from the sale of acquired Thompson Center Arms inventory carried at fair market value had a $1.3 million adverse impact on pre-tax income. Interest expense for the three months ended January 31, 2007 was $575,000 higher due to debt incurred to finance the Thompson Center Arms acquisition. Additionally, we saw a $664,000 unfavorable swing in foreign exchange activity on a year over year basis for the three months ended January 31, 2007.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Net income	$7,775,620	$4,501,934	$3,273,686	72.7%
Net income per share
Basic	$0.20	$0.13	$0.07	53.8%
Diluted	0.19	0.11	0.08	72.7%

The increase in net income and net income per share for the nine months ended January 31, 2007 over the nine months ended January 31, 2006 was primarily attributable to the higher sales volume and the improved gross profit. The $46.2 million increase in net product sales for the nine months ended January 31, 2007 contributed an additional $16.2 million in pre-tax income. Higher manufacturing depreciation expense and utilities expense reduced pre-tax income by $2.0 million, and operating expenses were $11.2 million higher for the nine months ended January 31, 2007. The nine months ended January 31, 2006 included a $3.1 million reduction in the environmental reserves.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Operating inflow	$8,441,423	$5,982,025	$2,459,398	411.1%
Investing outflow	(111,229,663)	(8,138,859)	(103,090,804)	(1266.6)%
Financing inflow (outflow)	103,908,571	(969,236)	104,877,807	(10820.7)%

Total	$1,120,331	$(3,126,070)	$4,246,401	135.8%

Operating activities represent the principal source of our cash flow. The $2,459,000 increase in cash from operating activities for the nine months ended January 31, 2006 was primarily a result of the higher net income, amortization and depreciation, and stock-based compensation expense, offset by increases in accounts receivable and inventory. The change in accounts receivable used approximately $2.1 million compared with the comparable period during the prior fiscal year of $867,000, primarily as result of higher sales volumes. Inventory used approximately $3.4 million compared with the comparable period during the prior fiscal year of $884 thousand. This increase was to support the increased sales levels.

Cash used for investing activities increased by approximately $103,100,000 for the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006. The primary use of cash was the $102 million purchase of Bear Lake Acquisition Corp. on January 3, 2006. Capital spending for the nine months ended January 31, 2007 was $9.1 million compared with $8.8 million for the nine months ended January 31, 2006. We expect to spend approximately $16.0 million on capital expenditures in fiscal 2007. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, expansion into the long gun market, expanding our pistol and long gun product lines, and various projects designed to increase throughput and upgrade manufacturing technology.

Pursuant to an amended and restated loan and security agreement, dated November 8, 2006 (the “Loan Agreement”), we, as guarantor, and Smith and Wesson Corp. (“SWC”), as borrower, amended the terms of our existing credit facility with TD Banknorth N.A. (the “Lender”) to, among other things, add a $30 million line of credit for the purpose of making acquisitions. During the three months ended January 31, 2007, we borrowed $28.0 million on our $30.0 acquisition line with TD BankNorth.

There were no short-term bank borrowings at January 31, 2006. We paid $1,254,510 against the long-term notes payable to TD BankNorth, our primary bank, during the nine months ended January 31, 2007.

In the three months ended October 31, 2006, investors that had participated in a private equity placement in September 2005 exercised 1,200,000 warrants with a strike price of $5.33. We subsequently, in October 2006, used the proceeds from these warrant exercises to repurchase 1,200,000 shares at $5.33 from three of our directors as per an agreement that we had made with them at the time of the private equity placement. The repurchased shares were recorded as treasury stock.

On December 15, 2006, we issued an aggregate of $80,000,000 of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement. We used the net proceeds from the Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries.

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year, beginning on June 15, 2007, at an annual rate of 4% of the unpaid principal amount. We would be required to pay additional interest on the Notes if we default on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes.

The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. On or after December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Noteholders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company.

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we are required to file covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with its senior lender, and (2) three times LTM EBTIDA (as defined in the Indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD Banknorth.

As of January 31, 2007, we had $1,851,637 in cash and cash equivalents on hand. We have a maximum $22.0 million available under our credit facilities, with certain restrictions, with TD BankNorth to support letters of credit, working capital needs, and capital expenditures. In addition, we have a $30 million acquisition line of credit with TD BankNorth under which we drew down $28.0 million to finance the Thompson Center Arms acquisition. As a result, any future acquisitions would have to be financed through other means. Our future capital requirements will depend on many factors, including our rate of growth, the timing and extent of new product introductions, the expansion of sales and marketing activities, and the amount and timing of acquisitions of other companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. We believe that the available borrowings under our credit facilities are adequate for our current needs and at least for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2006. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2006. Actual results could differ from those estimates.

Acquisitions — In accordance with the purchase method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. We allocated costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Goodwill and Other Intangible Assets — We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and other intangible assets are fixed assets, patents and core technology, completed technology, customer relationships, and trademarks. We amortize all finite-lived intangible assets based upon patterns in which the economic benefits of such assets are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis, which will occur on February 1, and between annual tests if indicators of potential impairment exist. The impairment test will compare the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present.

We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit.

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

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total operating revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. We have not determined the effect the adoption of SFAS No. 158 will have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have not determined the effect the adoption of SAB No. 108 will have on our financial position, results of operations or cash flows.

In December 2006, the FASB issued EITF 00-19-2, “Accounting for Registration Payment Arrangements.” EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact, if any, that EITF 00-19-2 may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments and Hedging Activities

As we had no open participating forward Euro options as of October 31, 2006 all Euro payments to our European supplier for November and December were purchased at spot at an average rate of $1.30 per euro. We purchased Euro Forward contracts on January 3, 2007 to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. The contracts are 500,000 euros each month for twelve months expiring in December 2007 for a total of 6 million euros with an average rate of $1.33 per euro. As of January 31, 2007, we had eleven 500,000 euros forward contracts remaining. During the month ended January 31, 2007, we experienced a net loss of $16,000 on hedging transactions that were executed during the period. As of January 31, 2007 the fair market value of outstanding derivatives was a liability of approximately $233,000 versus an asset of $54,000 as of April 30, 2006.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2006, and our Quarterly Reports on Form 10-Q for the quarters ended July 31, 2006, and October 31, 2006. It also describes cases pending against Thompson Center Arms that have not been previously disclosed by us.

NEW CASES

No new cases of a material nature were filed against us during the quarter ended January 31, 2006.

PENDING CASES

The following cases are pending against Thompson Center Arms and have not been previously disclosed by us.

Ted and Amanda Fink v. Thompson Center Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson Center Arms rifle. Plaintiffs name as defendants Thompson Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further allege that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson Center Arms filed an answer denying all liability and damages allegations. Discovery is ongoing. Trial has not yet been scheduled.

Clinton and Rebecca Stroklund v. Thompson Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson Center Arms Co., Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Trial is scheduled to begin September 17, 2007.

Herbert and Mindy Wilson v. Thompson Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The State Court Petition was filed on November 4, 2005, and alleges that Mr. Wilson sustained eye injuries using a Thompson Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs assert product liability claims. The Plaintiffs are seeking an unspecified amount of compensatory damages. On December 13, 2005 Thompson Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is scheduled to begin on June 11, 2007.

Brian Ward v. Thompson Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries using a Thompson Center Arms rifle. Plaintiff asserts product liability claims against both Thompson Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is not yet scheduled.

CASES ON APPEAL

The rulings in the following cases are still subject to certain pending appeals.

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants and the government filed their briefs on January 16, 2007. The plaintiffs’ replies are due March 14, 2007. Oral argument is not yet scheduled.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the

Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted the motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 15, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCA). On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF Trace Data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On the same day, the Second Circuit accepted the defendants appeal from the denial of its Motion to Dismiss and issued a scheduling order. Defendants filed their opening brief in support of the appeal on May 8, 2006. Plaintiff filed its opening brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal which argued for the reversal of the portion of the District Court’s decision addressing the constitutionality of the PLCA. The issue of the applicability of the PLCA has now been fully briefed with the Second Circuit and we are awaiting a decision as to whether the Second Circuit will hear oral argument or decide the matter on briefs. In the interim, on April 27, 2006, Judge Weinstein issued an order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF Trace Data in this proceeding. On May 11, 2006, the defendants filed a Petition for Permission to File an Interlocutory Appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCA appeal.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of 20 million pesos, or approximately $600,000, for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006. No decision has issue to date.

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

Dated: March 19, 2007

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer