Form 10-K
period 2007-04-30
SMITH & WESSON HOLDING CORP
filed 2007-07-16
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

Commission file number 1-31552

SMITH & WESSON HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0543688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue
Springfield, Massachusetts 01104
(800) 331-0852
(Address including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per Share Preferred Stock Purchase Rights (Title of Class)	Nasdaq Global Select Market Nasdaq Global Select Market (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (31,127,148 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $426,441,928. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 30, 2007, there were outstanding 39,908,890 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2007

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2008 and thereafter; future products or product development; our product development strategies; beliefs regarding product performance; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns, premium black powder firearms, and handcuffs in the United States, the largest U.S. exporter of handguns, and a growing participant in the tactical and hunting rifle markets that we recently entered. We manufacture these products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We also market shotguns, which are manufactured to our specifications in dedicated facilities through a strategic alliance. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase substantially our product offerings and our licensing program to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Our objective is to be a global leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing and introducing new products,

•	entering new markets and enhancing our presence in existing markets,

•	enhancing our manufacturing productivity and capacity,

•	capitalizing on our widely known brand name,

•	emphasizing customer satisfaction and loyalty, and

•	pursuing strategic relationships and acquisitions.

Based upon 2005 reports by the U.S. Bureau of Alcohol, Tobacco and Firearms, or BATF, we believe the domestic non-federal government gun market is approximately $136 million for revolvers and $490 million for pistols with our market share being approximately 45% and 11%, respectively, and $506 million for rifles, $354 million for shotguns, $152 million for tactical rifles, and $80 million for black powder rifles, with our market share being 10% in the tactical rifle market and 54% in the black powder rifle market. We recently entered the shotgun and bolt-action rifle markets.

Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby gaining ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of UK-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and changed our name to Smith & Wesson Holding Corporation in February 2002. We strive to build upon Smith & Wesson’s legacy as an authentic American brand known for innovation and new product design and embodying customers’ sense of heritage and independence.

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc. Thompson/Center Arms is a recognized brand by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson/Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These documents are available as soon as reasonably practicable after we electronically file those documents with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct and Ethics, our Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the exchange on which our common stock is listed. The documents are also available in print by contacting our corporate secretary at our executive offices.

Products and Services

Firearms

Our firearm products combine our legacy of more than 150 years of American know-how with modern technological advances. We strive to utilize our tradition of reliability and innovation in materials, performance, and engineering to produce feature rich, durable, reliable, accurate, safe, and high-performing firearms that satisfy the needs of our broad range of customers.

We offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We introduced seven new revolver models and 11 new pistol models in fiscal 2007 and seven new revolver models and eight new pistol models in fiscal 2006. We currently offer 91 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features.

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. As little as three years ago, we were known primarily for our revolvers with revolvers accounting for approximately 45% of our fiscal 2004 revenue. Starting in fiscal 2005, our new management team determined to increase our business by solidifying our position in the revolver market and significantly increasing our business in other categories of the overall firearm business. The introduction of our 460 XVR revolver and our Model 500 revolver enhanced our position in the revolver market. The introduction of our M&P Series of pistols in January 2006 resulted in us becoming a leader in the pistol market with sales of pistols in fiscal 2007 showing a 300% increase over fiscal 2004 levels. Our January 2006 launch of our M&P15 Series of tactical rifles has enabled us to capture approximately 10% of the tactical rifle market. In January 2007, we entered the shotgun market with the introduction of our Elite Series of fixed-action shotguns and our 1000 Seriestm of semi-automatic shotguns. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearms systems, and the ICON bolt-action rifle to our product portfolio. We expanded our bolt-action product line in April 2007 with the introduction of our i-Bolt bolt-action hunting rifle. As a result, we are now participating in all four categories of the long gun market as well as both categories of the handgun market.

The sale of firearms accounted for approximately $221.3 million in net product sales, or approximately 94.2% of our net product sales, for the fiscal year ended April 30, 2007 and approximately $147.4 million in net product sales, or approximately 93.4% of our net product sales, for the fiscal year ended April 30, 2006. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson and Thompson/Center Arms names.

Pistols

We currently manufacture 28 different models of pistols. The suggested retail prices of our pistols range between $261 and $1,311. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

The following sets forth information regarding some of our most popular pistols.

Model	Description

M&P Series	New polymer frame pistols designed for law enforcement and military professionals, available in full-sized and compact versions in 9mm, .40, .357 Sig, and .45 calibers.
Sigma Series	Polymer frame pistols available in 9mm and .40 caliber. The 9mm version is used by the Afghanistan National Police and Border Patrol.
4006TSW	A .40 caliber premium pistol designed for law enforcement for law enforcement, which is now the standard duty firearm for the California Highway Patrol.
SW1911	A .45 ACP competition-ready pistol based on the 1911 pistol, which was the standard issue for the U.S. military for decades and which is available in a variety of materials and features.

Our M&P Series of pistols, which was engineered with input from more than a dozen law enforcement agencies, is designed to offer performance, safety, and durability features that meet the standards of global law enforcement and military personnel as well as consumers desiring personal protection. The M&P comes in 9mm, .45 caliber, .40 caliber, and .357 caliber models with the 9mm and .40 caliber versions available in both compact and full-sized models.

We believe our M&P Series of pistols is the most feature rich, innovative polymer pistol on the market today. The M&P Series of pistols is made with a polymer frame with a rigid stainless steel chassis and a through-hardened black melonite stainless steel barrel and slide for durability. The M&P Series features easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; a loaded chamber indicator located on the top of the slide; an ambidextrous slide stop and reversible magazine release to accommodate right and left handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

Our Sigma Series consists of double-action pistols constructed with a durable polymer frame and a through-hardened stainless steel slide and barrel. The Sigma Series features an ergonomic design and simple operating procedures. The Sigma Series comes in 9mm and .40 caliber models. Sigma model pistols have been ordered by the U.S. Army Security Assistance Command for use by the Afghanistan National Police and Border Patrol as a result of performance features required in wartime and extreme environmental conditions.

Our Smith & Wesson pistol sales accounted for approximately $78.2 million in net product sales, or approximately 33.3% of our net product sales, for the fiscal year ended April 30, 2007 and for approximately $48.9 million in net product sales, or approximately 31.0% of our net product sales, for the fiscal year ended April 30, 2006. As of April 30, 2007, our backlog for Smith & Wesson pistols was approximately $8.7 million, or 26,000 units.

We are the exclusive U.S. importer of Walther firearms and hold the production rights for the popular Walther PPK pistol in the United States, which we manufacture at our Houlton, Maine facility. The Walther PPK was made famous by the movie character James Bond. In the past year, the Walther P22 has become one of the top selling .22 caliber pistols in the United States. Walther sales accounted for approximately $23.3 million in net product sales, or approximately 9.9% of our net product sales, for the fiscal year ended April 30, 2007 and for approximately $16.0 million of our net product sales, or approximately 10.1% of our net product sales, for the fiscal year ended April 30, 2006. As of April 30, 2007, we had a backlog of approximately $3.1 million of orders for Walther pistols, or 11,000 units.

Revolvers

We currently manufacture 44 different models of revolvers. The suggested retail prices of our revolvers range between $498 and $1,399. A revolver is a handgun with a cylinder that holds the ammunition in a series of chambers that are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.

The following table sets forth information regarding some of our most popular revolvers.

Model	Description

637	Lightweight .38 caliber revolver, which is the original aluminum frame.
642	Lightweight .38 caliber lightweight revolver, enclosed hammer with no snag, easy carry, which is very popular as a back-up gun for law enforcement personnel.
10	A .38 caliber revolver descended from the original .38 caliber S&W special military and police revolver introduced in 1899.
629	Stainless steel variation of the .44 magnum revolver made famous by the Dirty Harry films.
500	World’s most powerful production revolver, which is used for big game hunting.
460	World’s highest velocity production revolver.
M&P340	Lightweight, scandium frame .357 magnum revolver, designed as a back-up weapon for law enforcement personnel.

We offer our revolvers in a variety of frame sizes. In 2004, we introduced extra large frame revolvers. Our initial offering was the Model 500, a .500 caliber S&W magnum revolver, which is the world’s most powerful production revolver. In 2005, we introduced the Model 460 XVR (X-treme Velocity Revolver), an extra large frame .460 caliber S&W magnum revolver, which has the highest muzzle velocity of any production revolver in the world. The extra large frame revolvers are designed to address the handgun hunting and sports shooting markets.

We have long been known for our small frame revolvers, which have been carried by law enforcement personnel and personal defense-minded citizens for decades. These “J Frames” come in a variety of models, many of which are available in lightweight alloys. We hold a patent on firearms applications that incorporate scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Scandium is featured on our new M&P line of small frame revolvers as well as many of our other revolvers and pistols.

We also manufacture many mid- and large-sized revolvers in a variety of models and calibers, including .38 caliber, .357 magnum, and the powerful .44 magnum. These mid- and large-sized revolvers have applications in virtually all professional and personal markets. The revolvers include the Model 10, which has been in continuous production since 1899. Other models include the Model 686 .357 magnum and the Model 629 .44 magnum, which also are available in several barrel lengths.

Revolvers accounted for approximately $64.1 million in net product sales, or approximately 27.3% of our net product sales for the fiscal year ended April 30, 2007 and for approximately $61.4 million in net product sales, or approximately 38.9% of our net product sales, for the fiscal year ended April 30, 2006. As of April 30, 2007, we had a revolver backlog of approximately $11.7 million, or 28,000 units.

Tactical Rifles

Our M&P15, M&P15A, and M&P15T are tactical rifles, commonly known as “black rifles,” specifically designed to satisfy the functionality and reliability needs of global military and law enforcement personnel. The M&P15, M&P15A, and M&P15T are rugged, lightweight, semi-automatic rifles that are designed to perform under a diverse range of conditions and fire 5.56 mm and .223 caliber ammunition. These rifles are gas operated and include a chrome-lined gas tray, bolt carrier, and barrel with a six-position adjustable stock. These rifles are also popular as sporting target rifles.

The M&P15 incorporates a traditional AR-15 design, featuring a removable carry-handle and adjustable rear and front post sights, allowing for quick target acquisition and convenient handling. The M&P15A has a folding rear sight and does not have a carry handle. The M&P15T, with its high-end accessory package, features folding front and rear battle sights and a four-sided equipment rail system that allows the addition of accessories, such as lights, laser-aiming devices, and vertical grips.

Launched in January 2006, the sale of tactical rifles accounted for approximately $12.8 million in net product sales, or approximately 5.4% of our net product sales, for the fiscal year ended April 30, 2007. As of April 30, 2007, we had a tactical rifle backlog of approximately $3.8 million, or 4,700 units.

Hunting Rifles

Our i-Bolt bolt-action, center fire rifle is a mid-priced hunting rifle, featuring an externally adjustable trigger, a new bolt release free of mechanical parts, and a synthetic stock design for stability, easy handling, and comfort. The i-Bolt also features a three-position fire control safety mechanism, a one-piece scope mount, and a recoil reduction chamber.

Our ICON bolt-action, center fire rifle is a premium hunting rifle designed to be a new breed of bolt-action rifles in terms of ruggedness, reliability, and accuracy. The ICON features a 24-inch polished blue metal barrel with 5R rifling for accuracy, a Sims recoil pad, a butterknife bolt handle, a detachable box magazine, a solid top receiver, an integral Picatinny scope base for strength, a specially designed and located bolt release, a chamfered muzzle crown with side gas venting to reduce influence on bullet path, and a two-position safety.

The i-Bolt and ICON add innovations to the inherent reliability and accuracy advantages of bolt-action rifles, which are rifles in which the opening and closing of the breach is controlled manually by a bolt, resulting from their relatively few moving parts compared with other rifles.

Shotguns

We offer the Elite Series and the 1000 Series shotguns. Our Elite Series of fixed-action shotguns includes Elite Goldtm side-by-side 20-gauge shotguns and Elite Silvertm over-and-under 12-gauge shotguns. Elite Series shotguns are hand-fitted, hand-carved, hand-engraved, and hand-assembled to exacting standards. The Smith & Wesson 1000 Series consists of semi-automatic shotguns designed to be among the lightest weight and most reliable shotguns available. The 1000 Series includes a gas cylinder mechanism engineered to provide excellent performance in the harshest weather conditions.

Interchangeable Firearm Systems

Our interchangeable firearm systems include the Contendertm, Encoretm, and Pro Hunter product lines. These products offer over 360 different gun, barrel, caliber configurations, and finishes and can be configured as a center fire or rim fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

Black Powder Firearms

Our Omega, Black Diamond, Fire Storm, Hawken, and Triumph models are leading fixed-barrel black powder, or “muzzle loader,” firearms. Black powder firearms are firearms in which the ammunition is loaded through the muzzle rather than the breech as is the case of conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk, participants in Civil War re-enactments, and gun collectors.

Other Products

Premium and Limited Edition Handguns and Classics

Our Performance Center personnel have been providing specialized products and services for the most demanding firearms enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, Performance Center personnel conceptualize, engineer and craft firearms products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer 20 catalog Performance Center model variations in order to expand product availability.

Our “Classics” department makes it possible for customers to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, which is the gun made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of our most famous and collectible guns that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers who craft one-of-a-kind custom firearms. These custom made applications reflect the skill and vision of the master engraver and the artistic expression of the owner.

Our premium and limited edition handguns and classics generated approximately $18.5 million in net product sales, or approximately 7.9% of our net product sales, for the fiscal year ended April 30, 2007 and approximately $15.2 million in net product sales, or approximately 9.6% of our net product sales, for the fiscal year ended April 30, 2006.

Parts and Black Powder Accessories

We sell parts and accessories, including black powder accessories for black powder rifles. These products accounted for approximately $7.4 million in net product sales, or approximately 3.2% of our net product sales, for the fiscal year ended April 30, 2007 and for approximately $3.9 million in net product sales, or approximately 2.4% of our net product sales, for the fiscal year ended April 30, 2006.

Handcuffs

We are the largest manufacturer of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. Handcuffs accounted for $6.2 million in net product sales, or approximately 2.6% of our net product sales, for the fiscal year ended April 30, 2007 and for approximately $5.1 million in net product sales, or approximately 3.2% of our net product sales, for the fiscal year ended April 30, 2006.

Smith & Wesson Academy

Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at a modern facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art instruction designed to meet the training needs of law enforcement and security worldwide.

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. The acquisition of Thompson/Center Arms included a foundry operation, which expanded our specialty services offerings to include castings. Specialty services accounted for approximately $3.9 million in net product sales, or approximately 1.6% of our net product sales, for the fiscal year ended April 30, 2007 and for approximately $2.8 million in net product sales, or 1.7% of our net product sales, for the fiscal year ended April 30, 2006.

Strategy

Our objective is to be a global leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective include the following:

Enhance Existing and Introduce New Products

We continually seek to enhance our existing products and to introduce new products. During the last two fiscal years, we have introduced 14 new revolver models and 19 new pistol models, including the launch of our M&P series of pistols designed for the military and police and other law enforcement agencies. We also introduced our first entry into the tactical rifle market with our M&P15 rifle, our first entry into hunting rifles with our i-Bolt rifle, and our first shotgun products. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms and interchangeable firearms systems and the ICON bolt-action rifle to our product portfolio. We plan to continue to introduce new products in fiscal 2008 in both the handgun and long gun markets. Some of these new products may be intended for markets and customers that we currently do not serve.

Enter New Markets and Enhance Presence in Existing Markets

We plan to continue to enter new markets and expand our penetration in the markets we serve. Historically, the largest portion of our business resulted from the sale of revolvers in the domestic sporting goods market. With the introduction of the M&P series of pistols and the growth of our Sigma Series and a full line of Model 1911 style pistols, we have significantly expanded the breadth and quality of our pistol offerings. As a result of the expansion of the M&P pistol line with additional calibers and versions and customer demand for these products, pistols now account for more of our revenue than revolvers. We plan to position the M&P Series of pistols to help increase our share in the military and law enforcement markets both within the United States and internationally.

The introduction of our M&P15 Series of tactical rifles, our i-Bolt rifle, and our Elite and 1000 Series of shotguns and the addition of black powder firearms, interchangeable firearms systems, and the ICON bolt-action rifle resulting from our acquisition of Thompson/Center Arms have enabled us to become an increasingly important factor in multiple segments of the long gun market. We are also evaluating other product and service opportunities, such as law enforcement and criminal investigation, security systems, less lethal products, and homeland defense products and services. Other products and services being considered will be intended for other aspects of the safety, security, protection, and sport markets.

Enhance Manufacturing Productivity and Capacity

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, lower machinery down time, extension of machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production by 145% from May 2004 to May 2007 while improving product quality, reducing waste, and reducing overtime. The significant growth of our business, however, requires us to continue to increase our manufacturing capacity. For example, during the last two fiscal years, we have been unable to satisfy on a timely basis the consumer demand for a number of our most popular new products, including our M&P Series of pistols and our M&P15 tactical rifles. We plan to continue to seek gains in manufacturing efficiency and capacity.

Capitalize on Brand Name

We plan to capitalize on our well-known Smith & Wesson brand name, which we believe is one of the world’s most recognized brand names with 87% brand recognition across all demographic lines. We believe our brand name will enable us to offer new products and services that we do not currently offer and to achieve license revenue from third parties that believe our brand name will facilitate the sale of their products or services.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products on a timely and cost-effective basis and by offering customer training and support. We offer loyal customers the opportunity to join Club 1852. Membership in Club 1852 is available with any Smith & Wesson firearm purchase and provides customers the opportunity to be introduced to new products, to be invited to exclusive Club 1852 events, and to receive special product offers.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships and strategic acquisitions to enhance our ability to offer new products and penetrate new markets. Our January 2007 acquisition of Thompson/Center Arms enabled us to enter the hunting rifle and black powder firearm markets. Our January 2007 strategic alliance with an experienced Turkish manufacturer enabled us to enter the shotgun market with shotguns produced to our specifications in dedicated facilities.

Marketing, Sales, and Distribution

We market our products primarily through creative distributor, dealer, and consumer promotions as well as specialized retail merchandising that utilizes many in-store sales tools. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 150 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved more than 2.6 billion consumer impressions (inclusive of Smith & Wesson and Thompson/Center Arms) in 2006. We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We also sponsor a race car in the NASCAR Busch Series, and we use this sponsorship to activate many point-of-sale and retail activities. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the SHOT Show, NRA Show, International Association of Chiefs of Police Show, IWA Show in Europe, and various buying group shows. In the fiscal year ended April 30, 2007, advertising and promotion expenses amounted to approximately $9.5 million.

In fiscal 2006, we transitioned from a consumer sales force consisting of both direct employees and manufacturer’s representatives’ to an all employee direct sales force. We currently employ 46 direct sales people who service distributors, dealers, and law enforcement agencies. As of April 30, 2007, we had 24 commercial distributors and 46 law enforcement distributors. Our top five commercial distributors accounted for a total of approximately 33% of our net product sales for the fiscal year ended April 30, 2007. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our firearms and restraints.

We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies.

E-Marketing

We utilize our www.smith-wesson.com and www.tcarms.com websites to market our products and services and provide information regarding our company to customers, consumers, dealers, distributors, and government and law enforcement agencies worldwide. We are exploring ways to enhance our ability to utilize e-marketing to provide additional products and services to our customers.

Retail Stores

We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. The Smith & Wesson Shooting Sports Center sells Smith & Wesson, Walther and Thompson/Center firearms, accessories, branded products, apparel, ammunition, and related shooting supplies. We also operate a retail store in Rochester, New Hampshire, known as Fox Ridge Outfitters. The Fox Ridge store offers firearms as well as hunting, shooting, camping, fishing and sporting gear and accessories at the retail location and online. We also offer custom products through the Fox Ridge retail outlet.

Service and Support

We operate a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Time to answer questions and resolve issues regarding our products. In addition, we offer a limited lifetime warranty program under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the handgun. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities. We offer our “Heirloom Warrantytm” to purchasers of our Elite Gold and Silver shotguns. The Heirloom Warranty is the first of its kind in the firearms industry, providing warranty coverage for not only the original purchaser’s lifetime, but also coverage for the lifetime of the purchaser’s chosen heir.

Licensing

Several of our registered trademarks, including the “S&W®” logo and script “Smith & Wesson®,” are well known throughout the world and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in connection with their products and services provides us with an opportunity that is not available to many other companies.

We plan to enhance our licensing program through the expansion of our licensing personnel and the identification of additional high-quality licensees. Our future plans include the expansion of our licensing program to capitalize on the awareness of the 150-plus year old Smith & Wesson name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of Smith & Wesson branded products.

We expect this further extension will provide added retail and distribution channels, products, and markets for our licensed goods and branded products. We believe that the use and capitalization of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

We are actively pursuing opportunities within the safety, security, protection, and sport markets, including the following:

•	dealer installed home security systems and monitoring,

•	industrial, law enforcement, and homeland security equipment,

•	hunting and sporting apparel,

•	hunting accessories, and

•	aftermarket auto accessories.

Our licensees are located throughout the world. As of April 30, 2007, we licensed our Smith & Wesson trademarks to 29 different companies that market products complementing our products. In fiscal 2007, we signed agreements with 11 new licensees and ended our relationship with five licensees.

In fiscal 2007, we expanded our brand into aftermarket auto accessories, capitalizing upon the affinity between truck and automobile enthusiasts and the Smith & Wesson brand. We also entered into a licensing agreement with Wellco Industries, which provides high-quality footwear to the U.S. military, to provide functional and feature-rich footwear for both our law enforcement and sporting good channels. In addition, we entered into a licensing agreement with Law Enforcement Associates, which will market Smith & Wesson branded products for use in under-auto explosion detection devices. We also entered into a licensing agreement in fiscal 2007 with Wilson Leather Holdings, Inc., which is the leading specialty retailer of leather apparel and accessories in the United States.

Our three principal new licensing arrangements in fiscal 2006 were Radiator Specialty Company, Sentry Group, and Joe Blow Tees, Inc. The license agreement with Radiator Specialty Company, an innovative developer, manufacturer, and distributor of automotive chemicals, hardware, plumbing, and traffic safety specialists since

1924, provides for Radiator to license the use of the Smith & Wesson brand and logo on a new line of gun cleaning products and related accessories. The license agreement with Sentry Group, the world leader in residential and light-commercial fire-resistance and security storage containers and safes, provides for the use of the Smith & Wesson brand and logo on a new line of large capacity safes. The license agreement with Joe Blow Tees, Inc., a manufacturer and marketer of high-quality apparel for such companies as General Motors, Corvette, Ford, National Geographic, and Snap-On Tools, provides for the license and use of the Smith & Wesson brand name and logo to appear on a newly created line of t-shirts, sweatshirts, and caps.

Licensing revenue for the fiscal years ended April 30, 2007, April 30, 2006, and April 30, 2005 was approximately $1.7 million, $2.2 million, and $1.8 million, respectively.

Manufacturing

We have three manufacturing facilities: a 530,323 square-foot facility located in Springfield, Massachusetts; a 38,115 square-foot facility located in Houlton, Maine; and a 160,000 square-foot facility located in Rochester, New Hampshire. We conduct our handgun, tactical rifle, and i-Bolt bolt-action hunting rifle manufacturing and most of our specialty services activities at our Springfield, Massachusetts facility; we conduct our black powder, interchangeable firearm system, and hunting rifle manufacturing at our Rochester, New Hampshire facility; and we utilize our Houlton, Maine facility for the production of .22 caliber pistols, the Walther PPK pistol, handcuffs, and other restraint devices. Our Springfield and Houlton facilities are ISO 9001 certified. We perform most assembly, inspection, and testing of the firearms manufactured at our manufacturing facilities. Each firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms.

Our Springfield facility is currently operating on a four shift, 168 hour per week schedule while our Houlton and Rochester facilities are operating on a two shift, 80 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

We believe we have a strong track record of manufacturing very high-quality products with only a limited amount of recalls. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have had product recalls. Our most recent recall occurred in September 2006 with respect to the Model 460 Performance Center revolver. In 2004, we also recalled all of the P22 pistols sold in California in order to retrofit them to comply with California law. Other recent recalls occurred in August 2003 on the SW1911 pistol and in June 2004 on the Model 329 Performance Center revolver. The aggregate cost of these recalls was less than $400,000.

Supplies

Although we manufacture many of the components for our firearms, we obtain certain parts and components, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, and rifle stocks, from third parties. Most of our major suppliers are U.S. based and include Carpenter Steel for raw steel, Pioneer Tool for cutting tools, Tri-Town Precision Plastics for polymer components, and Advanced Forming Technology and Parmatech for metal-injected-molded components. The costs of these materials are at competitive rates and could be obtained from other suppliers if necessary.

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing and develop new firearm products. In fiscal 2007, our gross spending on research activities relating to the development of new products was approximately $1,248,000. In fiscal 2006, our gross spending on such research activities amounted to approximately $349,000. As of April 30, 2007, we had 13 employees engaged in research and development as part of their responsibilities.

Patents and Trademarks

We own numerous patents related to our firearms and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have focused on primarily applying for utility patents, but we are now also focusing on applying for design patents when we believe that a particular firearm design has merit worth protecting. We have filed for eight patents to protect our polymer pistols, eight patents relative to design features in our new i-Bolt rifle, and a number of patents to protect production of revolvers manufactured from titanium and scandium. We do not believe our patents are critical to our business.

Trademarks and copyrights also are important to our firearm business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, registered in 1913-1914, and the derivatives thereof are known and recognized by the public worldwide and are very valuable assets. With the return of our company to American ownership, we have renewed our emphasis on strengthening our product branding and realize that the reputation developed by the use of our name for over 150 years is helpful to leverage our reputation and image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Some of our better known trademarks and service marks include the following:

•	“MILITARY & POLICE,’’ “AIRLITE,” “THE SIGMA SERIES,” “ALLIED FORCES,” “CHIEFS SPECIAL,” “LADY SMITH,” “MOUNTAIN GUN,” and “MOUNTAIN LITE” (all firearms or series of firearms);

•	“1000 SERIES,” “ELITE GOLD,” “ELITE SILVER” (shotguns), i-BOLT (bolt-action rifle);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products);

•	“S&W PERFORMANCE CENTER” (our high-performance gun/custom gunsmith service center and used in connection with products);

•	“SMITH & WESSON ACADEMY” (refers to our law enforcement/military training center);

•	“HEIRLOOM WARRANTY”(which offers warranty coverage on Elite Series shotguns during the original purchaser’s lifetime as well as that of his or her chosen heir);

•	“CLUB 1852” (a consumer affinity organization made available to Smith & Wesson firearm owners);

•	“OMEGA,” “CONTENDER,” “ENCORE,” “TRIUMPH,” and “ICON” (all guns or series of guns);

•	“SWING HAMMER,” “SPEED BREECH,” “FLEX TECH,” and “WEATHER SHIELD” (all features); and

•	“AMERICA’S MASTER GUNMAKER”

We intend to vigorously pursue and challenge any violations of our trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do while the majority manufacture only certain types of firearms. Based upon the reports most recently available from the Bureau of Alcohol, Tobacco and Firearms, or BATF, we are the largest U.S. manufacturer of handguns, premium black powder firearms, and handcuffs and the largest U.S. exporter of handguns. We have rapidly expanding positions in the tactical rifle and shotgun markets that we recently entered.

Our primary competitors are Ruger and Taurus in the revolver market and Beretta, Glock, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Bushmaster, Rock River, Stag, and DPMS in the tactical rifle market; with Browning, Remington, Ruger, Savage, Weatherby, and Winchester in the hunting rifle market; with Beretta, Browning, and Remington Arms in the shotgun market; and with CVA, Knight Rifles, and Traditions in the black powder firearm market. We compete primarily based upon product quality, reliability, price, performance, consumer awareness, and service. Our customer service organization is proactive in offering timely responses to customer inquiries.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell more than 85% of our handcuffs and restraints in the United States.

Customers

We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors, state and municipal law enforcement agencies and officers, government and military agencies, retailers, and consumers.

The ultimate users of our products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, law enforcement personnel and agencies, and other governmental organizations. During fiscal 2007 approximately 14% of our sales were to state and local law enforcement agencies and the federal government; approximately 8% were international; and the remaining approximately 78% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large dealers.

Governmental Regulations

We are regulated by the Bureau of Alcohol, Tobacco and Firearms, or BATF, which licenses the manufacture and sale of firearms. BATF conducts periodic audits of our facilities. The U.S. State Department oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has similar regulations, but also requires that each new model be sampled by an independent lab before being approved for sale within the state. Warning labels related to the operation of firearms are contained in all boxes in which the firearms are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws and we seek to manufacture weapons complying with those specifications.

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

Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be higher. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA; and the Solid Waste Disposal Act; as amended by the Resource Conservation and Recovery Act, or RCRA. CERCLA, RCRA, and related state laws can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners or operators or parties that sent waste to these sites, regardless of location, fault, or the lawfulness of the original disposal activity.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $559,000 in the fiscal year ended April 30, 2007 on environmental compliance, comprising approximately $329,000 for disposal fees and containers, $163,000 for remediation, $37,000 for DEP analysis and fees, and $30,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

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

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2007, we had a reserve of approximately $829,000 for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

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

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We have approximately $177,000 of reserves related to safety and environment testing as of April 30, 2007. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

Employees

As of June 30, 2007, we had 1,457 full-time employees. Of our employees, 1,208 are engaged in manufacturing, 90 in sales and marketing, 32 in finance and accounting, 19 in information services, and 108 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Approximately 25% of our employees have 10 or more years of service with our company, and approximately 24% have greater than 25 years of service. We believe that our employee relations are good.

Backlog

As of April 30, 2007, we had a backlog of orders of approximately $61.5 million. The backlog of orders as of April 30, 2006 was approximately $42.1 million. Our backlog consists of orders for which purchase orders have been received and which are scheduled for shipment within six months. Our backlog as of a particular date may not be indicative of net sales for any succeeding period. The increase in our backlog as of April 30, 2007 was primarily attributable to the addition of the Thompson/Center Arms backlog, which was approximately $30.2 million at April 30, 2007.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	53	President and Chief Executive Officer
John A. Kelly	48	Chief Financial Officer and Treasurer
Leland A. Nichols	45	Vice President — Sales
Thomas L. Taylor	46	Vice President — Marketing
Kenneth W. Chandler	46	Vice President — Operations
Ann B. Makkiya	37	Secretary and Corporate Counsel

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

John A. Kelly has served as Chief Financial Officer and Treasurer of our company since February 2004. Mr. Kelly served as Vice President — Finance and Chief Financial Officer of our wholly owned subsidiary, Smith & Wesson Corp., from August 1994 until February 2004. From October 1984 to July 1994, Mr. Kelly served at Smith & Wesson Corp. in a variety of finance and accounting positions, including Accounting Manager and Director of Accounting.

Leland A. Nichols has served as Vice President — Sales of our company since January 2005. Mr. Nichols also has served as the President and Chief Operating Officer of our subsidiary, Smith & Wesson Corp., since April 2006. Mr. Nichols was Executive Vice President of the Cabinetry Division of the Kohler Company from July 2002 until joining our company. Mr. Nichols held various executive positions with the Stanley Works from April 1998 until June 2002, including President of its Hardware Division. Mr. Nichols spent the previous 14 years with the Black &

Decker Corporation, including positions in sales, marketing, product management, and general management in the United States and Asia.

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

We have expanded our business objective to become a global leader in the business of safety, security, protection, and sport. This objective was designed to enable us to increase our business significantly and reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting gun market. While we have been successful in substantially expanding our pistol business in multiple markets and in entering the long-gun market with tactical rifles, hunting rifles, and shotguns, we have not yet achieved our objective. Pursuing our strategy to achieve our objective beyond firearms will require us to hire additional managerial, licensing, manufacturing, marketing, and sales employees; to introduce new products and services; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, to complete successful acquisitions or strategic alliances or to penetrate successfully other safety, security, protection, and sport markets.

We may be unable to continue to achieve gains in manufacturing productivity and capacity.

A key element of our strategy is to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, lower machinery down time, extension of machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production by 145% from May 2004 to May 2007 while improving product quality, reducing waste, and reducing overtime. The significant growth of our business, however, requires us to continue to increase our manufacturing capacity. For example, during the last two fiscal years, we have been unable to satisfy on a timely basis the consumer demand for a number of our most popular new products, including our M&P Series of Pistols and our M&P15 tactical rifles. We plan to continue to seek gains in manufacturing efficiency and capacity.

We are currently involved in numerous lawsuits.

We are currently defending lawsuits brought by various cities and counties against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. In these lawsuits, the various governments seek to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. Although the defense of these lawsuits has been successful to date, we cannot predict the outcome of these lawsuits.

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

We do not believe that the HUD settlement is legally binding for numerous reasons, including the lack of consideration received by us for entering into the settlement. No assurance can be given, however, that our position that the HUD settlement is not legally binding would ultimately prevail in any subsequent litigation. We have received confirmation that the HUD settlement will not be enforced but have no indication that the HUD settlement will be formally rescinded. If enforced, these restrictions contained in the HUD settlement could substantially impair our ability to compete, particularly since none of our competitors is subject to such restrictions.

Insurance is expensive and difficult to obtain.

Insurance coverage for firearm companies, including our company, is expensive and relatively difficult to obtain. Our insurance costs were approximately $5.5 million for the fiscal year ended April 30, 2007. Our inability to obtain insurance, the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

The ongoing SEC investigation could result in additional costs, monetary penalties, and injunctive relief.

The SEC is conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. Although we have fully cooperated with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we violated federal securities laws, we may face sanctions, including monetary penalties and injunctive relief. In addition, we are incurring legal costs for our company as well as for several of our current and former officers as a result of reimbursement obligations.

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

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, and customer service and support. Product image, quality, and innovation are the dominant competitive factors in the firearm industry.

Our licensed products and non-firearm products displayed in our catalogs and sold by our licensees or us compete based on the goodwill associated with our name and brand. A decline in the perceived quality of our firearm products, a failure to design our products to meet consumer preferences, or other circumstances adversely affecting our reputation could significantly damage our ability to sell or license those products. Our licensed products compete with numerous other licensed and non-licensed products outside the firearm market.

We depend to a great extent on the success of our independent licensees in distributing non-firearm products. It is uncertain whether the licensees we select will ultimately succeed in their respective highly competitive markets.

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

Our Springfield, Massachusetts facility is critical to our success. We currently produce the majority of our handguns and tactical rifles at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, accounting, finance, and management functions. Any event that causes a disruption of the operation of the facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We are in the process of making certain changes in our manufacturing operations and modernizing our equipment as a result of the age of the facility and certain inefficient manufacturing processes in order to produce our anticipated volume of products in a more efficient and cost-efficient manner. We may not be successful in attaining increased production efficiencies.

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

We may not realize the benefits we expected from our acquisition of Thompson/Center Arms Company, Inc. and its related companies.

Our ability to integrate the business of Thompson/Center Arms Company, Inc. with our business will be complex, time-consuming, and expensive and may disrupt the combined business. We will need to overcome significant challenges in order to realize any benefits or synergies from the acquisition. These challenges include the timely, efficient, and successful execution of a number of post-acquisition events, including the following:

•	integrating the business, operations, and technologies of the companies;

•	retaining and assimilating the key personnel of Thompson/Center Arms;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners;

•	creating uniform standards, controls, procedures, policies, and information systems; and

•	meeting the challenges inherent in efficiently managing an increased number of employees, including the need to implement appropriate systems, policies, benefits, and compliance programs.

The execution of these post-acquisition events will involve considerable risks and may not be successful. These risks include the following:

•	the potential disruption of ongoing business and distraction of our management;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology, and other resources of the companies;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to the integration of our businesses; and

•	potential unknown liabilities associated with the acquisition and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to integrate successfully the operations, technology, and personnel of our businesses, or any significant delay in achieving integration, could have a material adverse effect on us, and on the market price of our common stock.

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

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

In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements; however, such agreements are now required. Therefore, our former employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations.

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

Political and economic conditions abroad may result in a reduction of our foreign sales, as a result of the sale of our products in 50 countries; our importation of firearms from Walther, which is based in Germany, and the manufacture of shotguns for us by UTAS, which is based in Turkey; and our use of foreign produced materials, such as carbon and stainless steel from suppliers in Great Britain and Italy, including Osborn Steel Extrusion Limited in Great Britain and Calvi Special Steel Profiles S.P.A. and Stainless Bars S.A. in Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase approximately $10 million of inventory from a European supplier. We expect that this will increase in the future based on our new agreement with our Turkish supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer.

We face risks associated with international activities.

Our foreign sales of handguns, our importation of handguns from Walther, and our shotgun manufacturing alliance in Turkey create a number of logistical and communications challenges. These activities also expose us to various economic, political, and other risks, including the following:

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

We are self-insured for our employee medical plan. The average age of our Springfield workforce is 46 years. More than 10% of our employees are over age 60. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.

Our business is seasonal with our July fiscal quarter being our weakest quarter.

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

We are subject to extensive regulation.

Our business, as well as the business of all producers and marketers of firearms and firearm parts, is subject to numerous federal, state, and local laws and governmental regulations and protocols, including the National Firearms Act, the Federal Firearms Act, and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We do not manufacture fully automatic weapons, other than for the law enforcement market, and hold all necessary licenses under these federal laws. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We believe we are in compliance with all such laws applicable to us and hold all necessary licenses. The regulation of firearms could become more restrictive in the future and any such restriction would harm our business. In June 2004, we recalled Walter P22 pistols sold in California in order to retrofit them to comply with California law.

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

We may not have identified all existing contamination on our properties, including the property associated with our Thompson/Center Arms acquisition in January 2007, and we cannot predict whether our operations will not cause contamination in the future. As a result, we could incur additional material costs to clean up contamination that exceed the amount of our reserves and escrows. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

We increased our leverage as a result of the sale of senior convertible notes.

As a result of the sale in December 2006 of 4% Senior Convertible Notes due in 2026, we incurred $80 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligations on the notes will be $3.2 million annually. The degree to which we are now leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2007, our consolidated long-term indebtedness was approximately $120.5 million. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility. Our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•	having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

Under the terms of the indenture governing our senior convertible notes, we are limited in our ability to incur future indebtedness until certain conditions are met.

Under the terms of the indenture governing our senior convertible notes, we agreed to a limitation on the incurrence of debt by us and our subsidiaries. Until such time as the closing price of our common stock has exceed 200% of the conversion price of the notes for at least 30 trading days during any period of 40 consecutive trading days, we may not, directly or indirectly, incur debt in excess of designated amounts. This limitation affects our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors, including the ability to finance potential acquisitions. If we are unable to make additional borrowings as a result of this limitation, our financial condition and results of operations may be adversely affected.

We may not have the funds necessary to repay the senior convertible notes at maturity or purchase the notes at the option of the noteholders or upon a fundamental change as required by the indenture governing the notes.

At maturity, the entire outstanding principal amount of the senior convertible notes will become due and payable by us. In addition, on December 15, 2011, December 15, 2016, and December 15, 2021, holders of the notes may require us to purchase their notes for cash. Noteholders may also require us to purchase their notes for cash upon a fundamental change as described in the indenture governing the notes. It is possible that we may not have sufficient funds to repay or repurchase the notes when required. No sinking fund is provided for the notes.

The ownership of our common stock is concentrated.

Colton R. Melby and Mitchell A. Saltz, each of whom is a director and former executive officer of our company, beneficially own approximately 11.1% and 7.8%, respectively, of our common stock. These stockholders, acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors. These individuals may take certain actions even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company even if such a change were in the best interests of other stockholders.

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

As of June 30, 2007, there were outstanding 39,908,890 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2007, we had outstanding options to purchase 2,576,362 shares of common stock under our stock option plans and we had issued 838,246 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2007, we also had outstanding warrants to purchase 120,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

Conversion of our senior convertible notes will dilute the ownership interest of existing stockholders.

The conversion of some or all of our senior convertible notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

If holders of our senior convertible notes elect to convert their notes and sell material amounts of our common stock in the market, such sales could cause the price of our common stock to decline, and such downward pressure on the price of our common stock may encourage short selling of our common stock by holders of our senior convertible notes or others.

To the extent that holders of our senior convertible notes elect to convert the notes into shares of our common stock and sell material amounts of those shares in the market, our stock price may decrease as a result of the additional amount of shares available on the market. The subsequent sales of these shares could encourage short sales by holders of senior convertible notes and others, placing further downward pressure on our stock price.

If there is significant downward pressure on the price of our common stock, it may encourage holders of senior convertible notes or others to sell shares by means of short sales to the extent permitted under the U.S. securities laws. Short sales involve the sale by a holder of notes, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire common stock, such as upon conversion of notes. A holder of notes may close out any covered short position by converting its notes or purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of notes will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the conversion price of the notes. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.

We may issue securities that could dilute your ownership and the net tangible book value per share of our common stock.

We may decide to raise additional funds through public or private debt or equity financing to fund our operations. If we raise funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced and the new equity securities may have rights superior to those of our common stock. We may not obtain sufficient financing on terms that are favorable to us. We may delay, limit, or eliminate some or all of our proposed operations if adequate funds are not available. We may also issue equity securities as consideration for acquisitions we may make. The issuance of additional common stock in the future, including shares that we may issue pursuant to option grants, may result in dilution in the net tangible book value per share of our common stock.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the trading price of our common stock, including the following:

•	variations in our operating results;

•	the relatively small public float of our common stock;

•	introductions of new products by us or our competitors;

•	the success of our distributors;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	general economic, political, and market conditions;

•	governmental policies and regulations;

•	the performance of the firearm industry in general; and

•	factors relating to suppliers and competitors.

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

We own three manufacturing facilities. Our principal facility is an approximately 530,323 square-foot plant located in Springfield, Massachusetts. We also own a 38,115 square-foot plant in Houlton, Maine; a 160,000 square-foot plant in Rochester, New Hampshire; and a 6,000 square-foot retail facility in Rochester, New Hampshire. The Springfield facility is primarily used to manufacture our handguns and rifles; the Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, and the Walther PPK; and the New Hampshire facility is used primarily to produce black powder firearms and interchangeable firearms systems. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand except in the case of certain recently introduced popular products. In addition, we own a 56,869 square-foot facility in Springfield that we use for the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store.

We lease approximately 2,800 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our Board of Directors. The lease expires on December 31, 2010.

In February 2003, we sold approximately 85 acres of land to the Springfield Redevelopment Authority. We had not developed that property and it did not fit in our future plans. The parcel is adjacent to the manufacturing facility in Springfield, Massachusetts. The sales price was $1.75 million, which included a down payment of $750,000 in cash at signing and a 20 year note for $1.0 million bearing an interest rate of 6% due on March 1, 2022. The note was paid in full in fiscal 2007.

We believe that all our facilities are adequate for present requirements and that our current equipment is in good condition and is suitable for the operations involved.

Item 3.	Legal Proceedings

New Cases

No new cases of a material nature were filed against us during the fiscal year ended April 30, 2007. The following describes material updates to or resolution of cases previously reported by us.

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

Cases on Appeal

The rulings in the following cases are subject to certain pending appeals:

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument is not yet scheduled.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. Trial is scheduled to begin on June 15, 2009. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009. Plaintiff’s response was filed on May 22, 2007. Defendants’ reply was filed on June 21, 2007. Oral argument is not yet scheduled.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants will have until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006, wherein both parties presented their final arguments. No decision has issued to date.

Pending Cases

The following describes the status of pending cases previously reported by us. Except for the first two cases, the remaining cases relate to Thompson/Center Arms, which we acquired in January 2007.

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

Ted and Amanda Fink v. Thompson/Center Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs name as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further allege that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Discovery is ongoing. Trial has not yet been scheduled.

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. Trial is scheduled to begin September 17, 2007.

Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc., in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005, and alleges that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs assert product liability claims. The Plaintiffs are seeking an unspecified amount of compensatory damages. On December 13, 2005 Thompson/Center Arms filed an answer denying all allegations of liability. Discovery is complete. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The court is still considering dismissal of the remaining warnings claim. Trial is scheduled to begin on November 5, 2007.

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is not yet scheduled.

Andrew Bailey v. Thompson/Center Arms Company, Inc., in the Court of Common Pleas for Knox County, Ohio. The complaint in this matter which was previously dismissed without prejudice was re-filed on May 11, 2007. Plaintiff asserts product liability claims relating to the catastrophic failure of plaintiff’s muzzleloader. Plaintiff seeks unspecified damages in excess of the $25,000 jurisdictional limit. On June 6, 2007, Thompson/Center filed an answer to plaintiff’s re-filed complaint denying all allegations of liability. Discovery is ongoing. Trial has not yet been scheduled.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From November 29, 2002 until July 19, 2006, our common stock traded on the American Stock Exchange under the symbol “SWB.” Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWHC,” since July 20, 2006. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the American Stock Exchange or the Nasdaq Global Select Market, as applicable.

	High	Low

2005
First quarter	$1.70	$1.40
Second quarter	$1.98	$1.15
Third quarter	$2.40	$1.38
Fourth quarter	$2.94	$1.92
2006
First quarter	$6.95	$2.79
Second quarter	$6.26	$4.15
Third quarter	$5.13	$3.50
Fourth quarter	$6.89	$4.39
2007
First quarter	$9.10	$5.90
Second quarter	$14.85	$8.00
Third quarter	$14.40	$9.61
Fourth quarter	$15.45	$10.99

On July 13, 2007, the last reported sale price of our common stock was $17.91 per share. On July 13, 2007, there were approximately 572 record holders of our common stock.

Dividend Policy

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2007 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc., Armor Holdings, Inc., Ceradyne, Inc.; DHB Industries, Inc.; and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2002. The calculations of cumulative stockholder return on the S&P SmallCap 600 and the peer groups include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,
And Two Peer Groups

*	$100 invested on 4/30/02 in stock or index – including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

Repurchases of Common Stock

As part of the use of proceeds from our private placement, we repurchased 1,200,000 shares of common stock during fiscal 2007. We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2007.

Item 6.	Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements and should be read in connection with those statements.

	Smith & Wesson Holding Corporation
	Fiscal Year Ended April 30,
	2007	2006	2005	2004	2003

Net product and services sales	$234,837,707	$157,874,717	$123,963,973	$117,892,507	$98,468,766
License revenue	1,714,325	2,173,907	1,824,077	1,622,128	1,502,448
Cost of revenues	160,214,197	110,441,625	84,900,032	80,384,720	69,590,497
Gross profit	76,337,835	49,606,999	40,888,018	39,129,915	30,380,717
Operating expenses	51,909,173	35,062,680	29,707,027	34,319,226	27,658,160
Operating income	24,428,662	14,544,319	11,180,991	4,810,689	2,722,557
Interest expense	3,568,791	1,638,022	2,675,373	3,340,375	3,587,519
Income before income taxes	20,579,764	13,764,196	8,675,446	486,223	1,604,857
Income taxes (benefit)	7,617,830	5,062,617	3,426,490	(346,062)	(15,620,636)
Net income	$12,961,934	$8,701,579	$5,248,956	$832,285	$17,225,493
Net income per share
Basic	$0.33	$0.24	$0.17	$0.03	$0.58
Diluted	$0.31	$0.22	$0.14	$0.02	$0.49
Weighted average number of shares outstanding
Basic	39,655,459	36,586,794	31,361,009	30,719,114	29,860,228
Diluted	41,401,106	39,787,045	36,636,170	36,011,400	35,372,633
Depreciation and amortization	$7,473,027	$4,366,840	$2,756,915	$1,705,514	$987,674
Capital expenditures	$15,656,861	$15,592,203	$8,423,144	$5,676,614	$4,173,418
Year-end financial position Working capital	$46,314,611	$21,468,586	$23,049,031	$19,459,641	$29,737,842
Current ratio	1.8	1.7	1.8	1.7	2.1
Total assets	$268,257,428	$94,697,635	$81,992,346	$105,289,971	$110,250,904
Long-term debt and notes payable	$120,538,598	$14,337,817	$16,028,424	$37,870,046	$42,907,722

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

2007 Highlights

Our fiscal 2007 net product and services sales of approximately $234.8 million represented an increase of 48.7% over fiscal 2006. Sales in our firearms core business increased by 50.1% to approximately $221.3 million. Net income for fiscal 2007 increased by $4.3 million, or 49.0%, over fiscal 2006 net income. A number of initiatives that took place in fiscal 2007 contributed to this improvement in results, including the following:

•	We acquired Thompson/Center Arms on January 3, 2007 as part of our initiative to enter the long gun market, a market that is 80% larger than the handgun market. In the four months that we owned this company in fiscal 2007, it contributed approximately $22.5 million in sales, with approximately $20.0 million in firearms.

•	Our M&P Series of pistols has been in production for just over one year and has had more than an 80% win rate for all law enforcement test and evaluations in which it has participated.

•	Similarly, our M&P15 Tactical Rifle has won over 96% of all law enforcement test and evaluations in which it has participated. In its first full year of sales, this rifle has been selected or approved by 82 law enforcement agencies as a duty weapon.

•	Our regional employee-based sporting goods sales force has been in effect for a full year with favorable results. Our sporting goods channel increased by 35.2% for fiscal 2007, excluding the Thompson/Center Arms acquisition, with continued growth each quarter since implementation of this sales force in replacement of independent manufacturers’ representatives.

•	We invested over $15.6 million in machinery and equipment, with most of the investment related to the expansion of our pistol business. Pistols represent about 75% of the domestic handgun market, and our pistol sales grew by 60% in fiscal 2007.

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

Management Objectives

In fiscal 2005, we added several new senior managers to our company, including a new Chief Executive Officer in December 2004. The new management team has been assessing our business, including conducting extensive market research about the Smith & Wesson brand, the firearms market, and our competitors. Our research determined that the Smith & Wesson brand stands for safety, security, protection, and sport. Our management team decided to focus its strategy around these four items. All future ventures and licensing opportunities will fit under the umbrella of safety, security, protection, and sport. It is our view that opportunities for our company extend beyond firearms. This belief is supported by brand research that has identified several areas in which the Smith & Wesson brand has a strong recognition with prospective buyers. While we will continue to focus on firearms, with an increased emphasis on the military and law enforcement markets, we will also look beyond firearms using safety, security, protection, and sport as the guide for determining business expansion.

Our Business

We are the largest handgun manufacturer in the United States. We offer one of the broadest lines of handguns in the industry. Our product line consists of both revolvers and pistols. We entered the long gun market in fiscal 2006 with the introduction of the M&P15 rifle. In fiscal 2007, we continued to expand our product offerings in the long gun market with the acquisition of Thompson/Center Arms, the introduction of a line of Smith & Wesson shotguns, and the introduction of a Smith & Wesson bolt-action rifle. We are also one of the largest manufacturers of handcuffs and restraints in the United States.

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

Key Industry Data

The handgun market in the United States has remained relatively constant over the past 10 years. Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership. The market levels returned to pre-1992 levels and have remained relatively unchanged. Within the U.S. handgun market, approximately 75% of the market is pistols and 25% is revolvers. We are the largest manufacturer of revolvers and pistols in the United States.

There is very limited market data available on the firearms industry. Federal excise tax collections represent the best measurement of U.S. market share. The U.S. government issues this information on a quarterly basis. By comparing our tax payment to the reported collection, we can estimate our market share. Based upon the most recent data, we believe that we have approximately a 22% share of the U.S. consumer market for handguns. This compares with 10% in the period just before we acquired Smith & Wesson Corp. in 2001. It also compares favorably with market share figures of the 1990s when we had an estimated 16% market share.

Results of Operations

Net Product and Services Sales

The following table set forth certain information relative to net product and services sales for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Revolvers	$64,070,183	$61,441,295	$2,628,888	4.3%	$54,021,120
Pistols	78,157,410	48,927,710	29,229,700	59.7%	28,950,858
Walther	23,262,291	15,975,179	7,287,112	45.6%	17,308,440
Performance Center	9,979,255	9,219,736	759,519	8.2%	8,484,800
Engraving	8,474,554	6,009,751	2,464,803	41.0%	1,705,068
Hunting Rifles	17,049,111	—	17,049,111	100.0%	—
Tactical Rifles	12,753,460	1,963,676	10,789,784	549.5%	—
Shotguns	130,716	—	130,716	100.0%	—
Other	7,429,014	3,897,573	3,531,441	90.6%	3,089,570

Total Firearms	221,305,994	147,434,920	73,871,074	50.1%	113,559,856
Handcuffs	6,168,429	5,087,917	1,080,512	21.2%	4,263,008
Specialty Services	3,863,614	2,755,872	1,107,742	40.2%	3,490,099
Other	3,499,670	2,596,008	903,662	34.8%	2,651,010

Non-Firearms	13,531,713	10,439,797	3,091,916	29.6%	10,404,117

Total	$234,837,707	$157,874,717	$76,962,990	48.7%	$123,963,973

Fiscal 2007 Net Product and Services Sales Compared with Fiscal 2006

We recorded net product and services sales of $234,837,707 for fiscal 2007, an increase of $76,962,990, or 48.7%, over fiscal 2006 levels. Firearms sales increased by $73,871,074, or 50.1%. Thompson/Center Arms sales accounted for $19,998,504 of the firearms sales increase. Excluding Thompson/Center Arms, firearms sales increased by $53,872,570, or 36.5%. Total firearm unit sales for fiscal 2007 (excluding Thompson/Center Arms) were approximately 559,000 units, an increase of 35.0% over fiscal 2006 sales of approximately 414,000 units. Non-firearm sales for fiscal 2007 increased by $3,091,916, or 29.6%, over fiscal 2006 levels as a result of higher demand for handcuffs and the addition of the Thompson/Center Arms specialty services and retail operations.

Revolver sales increased by $2,628,888, or 4.3%, for fiscal 2007 to $64,070,183. The sale of small frame revolvers fueled the increase in revolver sales. The increase in the number of states passing concealed carry laws has increased demand for smaller revolvers for personal protection. Our revolver order backlog was $11,711,850 at April 30, 2007.

Pistol sales of $78,157,410 were $29,229,700, or 59.7% higher than for fiscal 2006. The increase in pistol sales was attributable to the full year impact of the M&P pistol, including the introduction of 9mm and .45 caliber models, as well as increased consumer demand for our Sigma Series of pistols. Our pistol order backlog was $8,652,943 at April 30, 2007.

Sales of Walther firearms, for which we are the exclusive U.S. distributor, were $23,262,291 for fiscal 2007, an increase of $7,287,112, or 45.6%, over the previous fiscal year. The increase in Walther sales was attributable to our realigned sales force and increased focus at the retail level. From a product perspective, the Walther P22 and PPK pistols were primary beneficiaries of the increased sales effort. The Walther order backlog was $3,086,285 at April 30, 2007.

Performance Center sales for fiscal 2007 increased by $759,519, or 8.2%, to $9,979,255. Custom variations of the Model 460 and 500 revolvers and a custom tactical rifle fueled the sales growth for fiscal 2007. Our Performance Center backlog stood at $1,159,085 at April 30, 2007.

Engraving sales increased by $2,464,803, or 41.0%, to $8,474,554 for fiscal 2007. We continue to add marketing and sales emphasis to this profitable line. A line of classic revolvers was introduced at the SHOT Show in January 2007, which has further expanded this line.

Hunting rifle sales of $17,049,111 represented Thompson/Center Arms sales for the January 3 to April 30, 2007 post-acquisition period. Thompson/Center Arms sales increased by 21% over the comparable period last year. This increase was attributable to the introduction of the Triumph line of muzzleloaders and increased production capacity to meet demand. Rifle barrel production increased by 27% since the acquisition because of lean manufacturing initiatives launched at Thompson/Center Arms in January 2007. The order backlog for Thompson/Center Arms was $30,209,106 at April 30, 2007.

Tactical rifles were introduced at 2006 SHOT Show. In their first full year, tactical rifle sales were $12,753,460, a $10,789,784 increase over fiscal 2006. The M&P15 tactical rifle was manufactured by a third party to our specifications when introduced in January 2006. As a result of the significant demand for the product and our supplier’s inability to keep up with demand, we began to assemble M&P15 rifles at our Springfield facility in January 2007. Our tactical rifle backlog was $3,802,263 at April 30, 2007.

At the SHOT Show in January 2007, we introduced a Smith & Wesson line of fixed-action and semi-automatic shotguns. This new product line results from a strategic alliance with a manufacturer in Turkey. These shotguns are manufactured to our specifications at dedicated facilities in Turkey that are owned by our strategic partner. These facilities began to come on line in the fourth quarter of fiscal 2007 and the impact to sales was $130,716. Our backlog for shotguns was $2,675,178 at April 30, 2007.

Other firearms sales of $7,429,014 increased by $3,531,441, or 90.6%. The increase was largely due to the addition of the Thompson/Center Arms black powder accessories. Sales of black powder accessories for the period post-acquisition totaled $2,949,393.

Non-firearms sales increased by $3,091,916, or 29.6%, to $13,531,713, reflecting increased demand for handcuffs and the addition of Thompson/Center Arms foundry operations, which are included in Specialty Services. Handcuff sales increased by $1,080,512, or 21.2%, to $6,168,429 for fiscal 2007. Post-acquisition Thompson/Center Arms foundry operations accounted for $1,416,490 of the $3,863,614 in specialty services sales for fiscal 2007.

Sales in the consumer channel accounted for approximately $181.8 million, a $62.7 million, or 52.6%, increase over sales of $119.1 million for fiscal 2006. Included in consumer sales were approximately $22.5 million of Thompson/Center Arms sales for the post-acquisition period from January 3 to April 30, 2007. Excluding Thompson/Center Arms sales, consumer sales grew at a rate of 33.7%. Sales to state and local government agencies were approximately $23.0 million, a $12.8 million, or 125.8%, increase over fiscal 2006 of $10.2 million. The increase in sales to state and local governmental agencies resulted from the introduction of the M&P pistol and our increased emphasis on law enforcement sales. International sales of approximately $19.3 million represented a $1.8 million, or 10.1%, increase over fiscal 2006 sales. Federal government sales of $10.7 million were $276,000 lower than fiscal 2006 sales of $11.0 million. No new contracts for our products for use in Afghanistan were awarded during fiscal 2007.

Fiscal 2006 Net Product and Services Sales Compared with Fiscal 2005

We recorded net product and services sales of $157,874,717 for fiscal 2006, an increase of $33,910,744, or 27.4%, over fiscal 2005 levels. Firearms sales increased by $33,875,064, or 29.8%. Total handgun unit sales for fiscal 2006 were approximately 414,000 units, an increase of 28.2% over fiscal 2005 sales of approximately 323,000 units. Non-firearm sales for fiscal 2006 increased by $35,680, or 0.3%, over fiscal 2005 as a result of higher demand for handcuffs, partially offset by lower specialty services sales.

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

Pistol sales of $48,927,710 were $19,976,852, or 69.0% higher than fiscal 2005 pistol sales. The increase in pistol sales was attributable to sales of Sigma pistols to the U.S. Government for the Afghanistan National Police and Border Patrol, as well as the introduction of the M&P pistol. Our pistol order backlog was $21,111,169 at April 30, 2006.

In January 2006, we introduced the M&P15 tactical rifle, our first entry into the long gun market. Sales for fiscal 2006 totaled $1,963,676 as production ramped up over the course of the fourth quarter. Our tactical rifle backlog was $8,188,834 at April 30, 2006.

We are the exclusive U.S. distributor of Walther firearms. Walther sales totaled $15,975,179 for fiscal 2006, a decrease of $1,333,261, or 7.7%, from the previous fiscal year. The decrease in Walther sales was attributable to lower demand for the P99 pistol and G22 rifle. Sales of the PPK pistol that we manufacture in Houlton, Maine increased by 12%, not including an engraved 75th Anniversary Model. The Walther order backlog was $3,445,409 at April 30, 2006.

Performance Center sales for fiscal 2006 increased by $734,936, or 8.7%, to $9,219,736. Custom variations of the Model 500 and Model 460 revolver were responsible for the increase in sales. Our Performance Center had an order backlog of $2,521,553 at April 30, 2006.

Engraving sales for fiscal 2006 increased by $4,304,683 to $6,009,751. This 252.5% increase in sales resulted from our emphasis on this very profitable segment of high-end, high-margin engraved handguns.

Non-firearms sales increased by $35,680, or 0.3%, for fiscal 2006 as a result of higher handcuff sales, partially offset by lower specialty services sales. Handcuff sales increased by $824,909, or 19.4%, as a result of increased sales efforts. Specialty services sales reflected lower demand for forging and heat-treating services.

Sales within the consumer market channel accounted for approximately $119.1 million, a $17.5 million, or 17.2%, increase over fiscal 2005 consumer sales of approximately $101.6 million. Sales to state and local and federal government agencies were $21.2 million, a $9.9 million, or 87.2%, increase over fiscal 2005 sales. International sales were $17.6 million, a $6.7 million, or 61.1%, increase over fiscal 2005.

License Revenue

The following table sets forth certain information relative to license revenue for the fiscal years ended April 30, 2007, 2006 and 2005:

		$	%
2007	2006	Change	Change	2005

$1,714,325	$2,173,907	$(459,582)	(21.1)%	$1,824,077

License revenue for fiscal 2007 decreased by $459,582, or 21.1%, from fiscal 2006. License revenue for fiscal 2006 included approximately $350,000 in additional royalty payments following an audit that determined that one of our licensees had underpaid the royalties due to us. In addition, we terminated agreements with 5 licensees. These licensees accounted for $171,500 in licensing revenue for fiscal 2006. We added 11 licensees in fiscal 2007. We continue to focus on areas that have synergy with our core products, our brand, and our customer base.

License revenue for fiscal 2006 increased by $349,830, or 19.2%, over fiscal 2005 levels. As noted above, the increase in license revenue was a result of additional royalty payments following an audit that determined that one of our licensees had underpaid the royalties due to us. In fiscal 2005, we reached an agreement with one of our licensees regarding termination of its agreement. The licensee agreed to pay $175,000 as a buyout of future minimum guaranteed payments. This one-time benefit did not recur in fiscal 2006.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Cost of sales and license revenue	$160,214,197	$110,441,625	$49,772,572	45.1%	$84,900,032
% net revenue	67.7%	69.0%			67.5%
Gross profit	$76,337,835	$49,606,999	$26,730,836	53.9%	$40,888,018
% net revenue	32.3%	31.0%			32.5%

Gross profit for fiscal 2007 was $76,337,835, an increase of $26,730,836, or 53.9%, over fiscal 2006 gross profit. Gross profit as a percentage of net revenue was 32.3% for fiscal 2007 compared with 31.0% for fiscal 2006. Cost of sales for fiscal 2007 included $2,705,000 in additional costs resulting from the revaluation to fair market value of the Thompson/Center Arms inventory. Excluding this acquisition-related charge, gross profit as a percentage of net revenue would have been 33.4%. The $26,730,836 increase in gross profit included $5,738,146 for Thompson/Center Arms for the post-acquisition period from January 3 to April 30, 2007. The remaining $20,992,690 increase in gross profit was attributable to the increased sales volume, increased leveraging of manufacturing fixed expenses, and process improvements. We continue to maintain control over spending while increasing production capacity. While firearms sales (excluding Thompson/Center Arms) increased by 36.5%, fixed expenses increased by only 18.6%, with almost 60% of this increase attributable to additional depreciation expense and higher utility costs. Depreciation expense in the manufacturing area increased by $1,202,822 over fiscal 2006, while utility expenses increased by $1,011,462, or 27.2%, over fiscal 2006. Warranty expense of $1,931,346 increased by $668,302, or 52.9%, over fiscal 2006 warranty expense of $1,263,044. Included in fiscal 2007 warranty expense was the cost of the Performance Center Model 460 recall, which amounted to $160,000. The balance of the increase was attributable to the higher sales volume and the addition of Thompson/Center Arms. Thompson/Center Arms accounted for $117,742 of the increase in warranty expense.

Gross profit for fiscal 2006 was $49,606,999, an $8,718,981, or 21.3%, increase over fiscal 2005 gross profit. Gross profit as a percentage of net revenue declined from 32.5% for fiscal 2005 to 31.0% for fiscal 2006. Cost of revenue sold for fiscal 2005 included approximately $4.1 million in favorable insurance-related adjustments and reimbursement of defense costs previously paid by us. The higher sales volume was responsible for the increase in gross profit. Partially offsetting the increase from the higher sales was increased depreciation expense and higher utility costs. Depreciation expense included in cost of revenue increased by $1,370,061 from $1,937,103 for fiscal 2005 to $3,307,164 for fiscal 2006 as a result of the increased capital expenditures over the past two years. Utility costs increased substantially in the second half of fiscal 2006 as a result of rising oil prices and the impact of Hurricane Katrina. Utility costs charged to cost of revenue increased from $2,637,985 for fiscal 2005 to $3,712,583 for fiscal 2006, a $1,074,598, or 40.7%, increase. Increases in the cost of raw materials were minimized by a combination of alternative suppliers and process changes. Warranty expense declined for fiscal 2006 by $276,356, or 18.0%, from $1,539,400 for fiscal 2005 to $1,263,044 for fiscal 2006 despite the higher sales volume, reflecting lower cost of revolver repairs.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Research and development, net	$1,247,788	$348,788	$899,000	257.7%	$199,042
Selling and marketing	22,361,622	16,546,671	5,814,951	35.1%	13,581,939
General and administrative	28,209,529	21,255,031	6,954,498	32.7%	15,881,546
Environmental expense (credit)	90,234	(3,087,810)	3,178,044	102.9%	44,500
Operating expenses	$51,909,173	$35,062,680	$16,846,493	48.0%	$29,707,027
% net revenue	21.9%	21.9%			23.6%

Operating expenses for fiscal 2007 increased by $16,846,493, or 48.0%, over fiscal 2006 levels. Operating expenses for Thompson/Center Arms for the post-acquisition period from January 3 to April 30, 2007 accounted for $7,551,929 of the increase. Fiscal 2006 operating expenses were net of a $3,087,810 reduction in our environmental reserves. The remaining $6,206,754 increase in spending included a $785,292 increase in research and development, a $2,380,066 increase in sales and marketing expense, and a $2,951,162 increase in general and administrative expenses and $90,234 in environmental expenses.

The $785,292 increase in research and development related to work on the new Smith & Wesson i-Bolt rifle, which was introduced at the NRA Show in April 2007. The $2,380,066 increase in sales and marketing expense reflected the full year impact of the expanded consumer sales efforts. Sales compensation expense increased by $1,512,782 for fiscal 2007, while travel expense increased by $556,127. Marketing consulting increased by $377,086, while advertising expense (excluding Thompson/Center Arms) declined by $83,260 due to the substantial launch costs of the M&P pistol in fiscal 2006.

The $2,951,162 increase in general and administrative expenses included $2,352,616 in additional profit sharing expense, $786,760 in additional compensation expense, and $481,798 in stock-based compensation expense. This was partially offset by a $1,004,386 reduction in professional fees due primarily to the inclusion in the prior fiscal year of the first-year costs for the implementation of internal controls compliance under Section 404 of the Sarbanes-Oxley Act in fiscal 2006.

Operating expenses as a percentage of net revenue were 21.9% for fiscal 2007, equal to the fiscal 2006 ratio. Excluding the one-time reduction to environmental reserves for fiscal 2006, fiscal 2006 operating expenses as a percentage of net revenue were 23.8%. General and administrative expense for 2007 includes $1,630,076 in amortization of intangibles established at the acquisition of Thompson/Center Arms.

Operating expenses for fiscal 2006 increased by $5,355,653, or 18.0%, over fiscal 2005. Operating expenses were net of a $3,087,810 reduction in our environmental reserves resulting from the completion of remediation on property we had sold to the city of Springfield in February 2003. The purchase and sale agreement required the buyer to pay for remediation costs. We maintained a reserve on our books until the remediation was completed in May 2005. Spending before the environmental adjustment increased by $8,443,463, or 28.4%.

Selling and marketing expenses increased by $2,964,732 for fiscal 2006. We incurred $2,196,010 in additional salaries and fringe benefits as a result of the expansion of our sales and marketing efforts, including the switch to an all employee sales force from a combination of direct sales personnel and manufacturers’ representatives. We also incurred $638,635 in additional travel expense, resulting primarily from the switch to an employee sales force from manufacturers’ representatives. We saved $1,067,723 in commissions to independent sales representatives as a result of the transition. We also incurred an additional $1,201,459 in advertising expense as a result of promotional costs related to the introduction of the M&P pistol, NASCAR sponsorship, and higher co-op advertising costs related to the increased sales volume.

General and administrative expenses for fiscal 2006 were $5,373,485 higher than for the previous year. Salaries and fringes increased by $2,615,563 over the previous fiscal year. This amount includes $1.75 million in senior and middle management bonuses and $398,000 in payroll taxes related to warrants exercised in September by two former officers. Stock option expense was $2,139,693, an increase of $1,513,543 over the fiscal 2005 expense of $626,150. The increase in stock option expense related primarily to the increase in our stock price and a full year impact of options granted to new employees during the second half of fiscal 2005. We also incurred approximately $1.2 million in professional fees relative to the implementation of the internal controls compliance and reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Income from Operations

The following table sets forth certain information regarding income from operations for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Income from operations	$24,428,662	$14,544,319	$9,884,343	68.0%	$11,180,991
% net revenue	10.3%	9.1%			8.9%

Operating income was $24,428,662 for fiscal 2007, an increase of $9,884,343, or 68.0%, compared with operating income of $14,544,319 for fiscal 2006. Thompson/Center Arms posted an operating loss of $1,813,783 for the post-acquisition period from January 3 to April 30, 2007. The Thompson/Center Arms operating loss included $2,705,000 of cost of revenue related to the revaluation of acquired inventory to fair market value.

The increase in operating income was attributable to the increased sales volume, continued leveraging of fixed manufacturing costs, and controlled spending. Fiscal 2006 included a $3,087,810 reduction in environmental reserves. Excluding this benefit, operating income for fiscal 2006 was $11,456,509, or 7.2% of net revenue.

Operating income was $14,544,319 for fiscal 2006, an increase of $3,363,328, or 30.1%, over operating income of $11,180,991 for fiscal 2005. The increase in operating income was attributable to the higher sales volume, partially offset by higher depreciation and utility expense as well as higher spending in selling and marketing, and general and administrative expenses. Fiscal 2006 included the $3,087,810 environmental reserve reduction, while fiscal 2005 included $4.1 million in one-time insurance adjustments and refunds.

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the fiscal years ended April 30, 2007, 2006, and 2005:

		$	%
2007	2006	Change	Change	2005

$(497,060)	$745,577	$(1,242,637)	−166.7%	$(120,373)

Other expense totaled $497,060 for fiscal 2007 compared with other income of $745,577 for fiscal 2006, an unfavorable variance of $1,242,637. We incurred $571,665 in exchange losses related to the purchase of inventory from Walther compared with $462,358 in exchange gains in fiscal 2006.

Other income totaled $745,577 for fiscal 2006 compared with other expense of $120,373 for fiscal 2005, an $865,950 improvement. Included in other income was $462,358 in exchange gains related to the purchase of inventory from Walther. We also received a refund of $126,006 in industry dues.

Interest Income

The following table sets forth certain information regarding interest income for the fiscal years ended April 30, 2007, 2006, and 2005:

		$	%
2007	2006	Change	Change	2005

$216,953	$112,322	$104,631	93.2%	$290,201

Interest income of $216,953 for fiscal 2007 increased by $104,631 over fiscal 2006 levels. This increase was attributable to a higher cash balance on hand, primarily in December to January when we had $80,000,000 in proceeds from the convertible debt offering before completing the acquisition of Thompson/Center Arms.

Interest income of $112,322 for fiscal 2006 represented a decline of $177,879 from fiscal 2005 levels as a result of a refinancing that occurred in January 2005. Approximately $22.7 million in cash was held as collateral for our debt prior to the January 2005 refinancing. This cash was used to repay debt as part of the refinancing.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2007, 2006, and 2005:

		$	%
2007	2006	Change	Change	2005

$3,568,791	$1,638,022	$1,930,769	117.9%	$2,675,373

Interest expense increased by $1,930,769 for fiscal 2007 as a result of the additional debt incurred in fiscal 2007 to acquire Thompson/Center Arms. In December 2006, we completed an $80,000,000 convertible debt offering to provide funds for the Thompson/Center Arms acquisition. We also borrowed $28,000,000 against our acquisition line of credit with TD BankNorth in January 2007 to fund the balance of the acquisition cost.

Interest expense declined by $1,037,351 for fiscal 2006 as a result of the refinancing that was completed in January 2005.

Income Taxes

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2007, 2006, and 2005:

		$	%
2007	2006	Change	Change	2005

$7,617,830	$5,062,617	$2,555,213	50.5%	$3,426,490

Our income tax expense for fiscal 2007 was $7,617,830 compared with an income tax expense of $5,062,617 for fiscal 2006 and $3,426,490 for fiscal 2005. The tax provision for fiscal 2006 included the effect of a federal and state deferred tax rate change of $358,687. The tax provision for fiscal 2005 included a $155,512 adjustment resulting from the write-off of an Internal Revenue Code Section 382 limitation to our federal net operating loss carryforward of $457,388 and $60,826 of tax expense related to tax adjustments on exercises of employee stock options under SFAS 123(R).

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $7.9 million, before valuation allowance, as well as net deferred tax liabilities, which totaled approximately $23.6 million at April 30, 2007. Net tax assets (liabilities) changed substantially during the year ended April 30, 2007. The change occurred primarily as a result of the acquisition of Thompson/Center Arms in January 2007. As required by FASB Statement No. 109, we recorded tax assets or liabilities for the temporary differences between book value and tax bases in assets and liabilities on the purchase date. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, a valuation allowance will be established against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

A valuation allowance of approximately $26,000 was provided on our deferred federal tax assets for a capital loss carryforward, which we do not anticipate using prior to its expiration. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2007, 2006, or 2005, as we believe that it is more likely than not that all such assets will be realized. In addition, we maintained a valuation allowance of approximately $42,000 and $300,000 against our state deferred tax assets as of April 30, 2006 and 2005, respectively. This valuation allowance specifically relates to state net operating loss carryforwards. There is uncertainty related to the recognition of the benefit attributable to these state net operating losses. We reached these conclusions after considering both changes in our business as well as the availability of taxable income in prior carryback years, tax planning strategies, and the likelihood of generating future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred tax assets.

We had federal net operating loss carryforwards amounting to $2.5 million, $4.2 million, and $10.9 million as of April 30, 2007, 2006 and 2005, respectively. The net operating loss carryforward at April 30, 2007 expires in fiscal years 2019 and 2020. Internal Revenue Code Section 382 limits utilization of these losses to $108,161 per year. Effective April 30, 2005, it was determined that $457,388 of net operating loss carryforwards will expire unutilized. Therefore, the related deferred tax asset of $155,512 was reversed to tax expense in fiscal 2005. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that can be utilized. Federal net operating losses account for $0.3 million of the total net deferred tax liability of $15.7 million and $1.2 million of the $10.7 million of net deferred tax assets as of April 30, 2007 and 2006, respectively.

State net operating loss carryforwards amounted to $1.2 million and $6.5 million as of April 30, 2006, and 2005, respectively. There are no state net operating loss carryforwards at the end of fiscal 2007.

On October 22, 2004, the American Jobs Creation Act, or AJCA was signed into law. The AJCA provides a deduction for income from qualified domestic production activity, or QPA, which will be phased in from 2005 through 2010. Pursuant to FASB Staff Position No. 109-1, “Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activity provided by the AJCA of 2004,” the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA benefit for us will be approximately $430,000 in fiscal 2007 and resulted in the reduction of tax expense of $150,500 in fiscal 2007. No benefit was available in fiscal 2006 or 2005 because we had no taxable income due to operating loss carryforwards. The annual deduction for the remaining federal net operating loss carryforward is so limited by Internal Revenue Code Section 382 that the unfavorable impact on the future benefits of the QPA should be negligible.

In return for the QPA, the AJCA provides for a two-year transition from the existing Extraterritorial Income Exclusion, or ETI, tax benefit for foreign sales, which the World Trade Organization, or WTO, ruled was an illegal export subsidy. The ETI benefit will be fully phased out for us after fiscal 2007. The ETI benefit for us was approximately $38,500 and $85,000 for fiscal 2007 and 2006, respectively.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Net income	$12,961,934	$8,701,579	$4,260,355	49.0%	$5,248,956
Net income per share
Basic	$0.33	$0.24	$0.09	37.5%	$0.17
Diluted	$0.31	$0.22	$0.09	40.9%	$0.14

The increase in net income and net income per share for fiscal 2007 was attributable to a 48.7% increase in sales as well as improvements in gross profit and operating income margins resulting from controlled spending. The increase in net income and net income per share for fiscal 2006 was attributable to a 27.4% increase in sales, the

$3,087,810 benefit from the reduction in environmental reserves, and a $1,037,351 reduction in interest expense driven by the refinancing that took place in January 2005. Fiscal 2005 results also reflected the $4.1 million benefit of an agreement reached with one of our insurance carriers, which included a net cash refund of approximately $2.0 million. The increase in net income and net income per share for fiscal 2005 resulted primarily from a reduction in operating expenses.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and other operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2007, 2006, and 2005:

			$	%
	2007	2006	Change	Change	2005

Operating activities	$15,812,981	$11,192,596	$4,620,385	46.3%	$6,399,444
Investing activities	(118,095,804)	(15,602,109)	(102,493,695)	(656.9)%	16,139,844
Financing activities	105,616,845	1,059,344	104,557,501	9,870.0%	(23,968,476)

Total	$3,334,022	$(3,350,169)	$6,684,191	199.5%	$(1,429,188)

Excluding the cash activity relating to the Thompson/Center Arms acquisition, operating activities represent the principal source of our cash flow. Cash flow from operating activities increased by $4,620,385 for fiscal 2007 over fiscal 2006 levels. The improvement in operating cash flow for fiscal 2007 was attributable to improved profitability partially offset by a larger increase in working capital in fiscal 2007 than was realized in fiscal 2006. Accounts receivable increased $16,981,276 in fiscal 2007, of which $6.0 million related to increased activity at Thompson/Center Arms since the January 3, 2007 acquisition date and the remaining $11.0 million due to record fourth quarter sales in the Springfield and Houlton facilities. Sales for the quarter, excluding Thompson/Center Arms, were $63.4 million, $11.6 million higher than for the similar period last year. Non-cash expenses, such as depreciation and amortization and deferred taxes, had a significant impact on fiscal 2007 results. Depreciation and amortization increased by $3,106,187 as a result of increased capital spending and acquisition-related intangible assets while net deferred taxes liability decreased by $6,228,884 primarily resulting from the book deduction of acquisition-related assets that are not tax deductible and significant changes in reserves that represent timing difference for tax purposes.

For fiscal 2006, cash flow from operating activities increased by $4,793,152 over fiscal 2005 levels. The improvement in operating cash flow for fiscal 2006 was attributable to improved profitability, which was further enhanced by our use of tax loss carryforwards. Non-cash expenses, such as depreciation and stock-based compensation expense, also had a significant impact on fiscal 2006 results. Depreciation and amortization increased by $1,609,925, while stock-based compensation expense increased by $1,631,882. The substantial increase in accounts receivable at April 30, 2006 reflected record sales in the month of April 2006. Sales for the month were $25.6 million, $11.6 million higher than for April 2005. In addition, the receivable from insurance carriers reported in other assets was reduced by $4,534,489 to reflect the dismissal of cases and corresponding reduction in potential liability related to those claims.

Excluding the $103,341,585 used to acquire Thompson/Center Arms, cash used for investing activities totaled $14,754,219, a $847,890 reduction in cash used from fiscal 2006 usage primarily due to the $1,000,000 received from the Springfield Redevelopment Authority as part of the final payment on 85 acres of land sold to them in fiscal 2003. Capital expenditures for fiscal 2007 were $15,656,861.

Cash used for investing activities totaled $15,602,109 for fiscal 2006 compared with $16,139,844 provided by investing activities for fiscal 2005, a decrease of $31,741,953. Capital expenditures were $15,592,203 for fiscal 2006 compared with $8,423,144 for fiscal 2005. In fiscal 2005, collateralized cash deposits totaling $22,673,059 were used to repay debt as part of the refinancing that was completed in January 2005.

Cash generated by financing activities for fiscal 2007 included $80.0 million in convertible debt and $28.0 million to finance the acquisition of Thompson/Center Arms and was partially offset by $4,605,336 in debt financing costs.

Cash generated by financing activities totaled $1,059,344 for fiscal 2006 compared with cash used by financing activities of $23,968,476 for fiscal 2005, an improvement of $25,027,820. In fiscal 2006, we sold 6,000,000 shares of common stock and warrants to purchase common stock in a private equity placement. The proceeds from that sale were $24,375,943. The proceeds from this sale were used to repurchase 8,970,300 common stock warrants from two former officers of our company at a cost $23,950,701. Proceeds from the exercise of common stock and warrants totaled $1,729,096 in fiscal 2006 compared with $980,981 in fiscal 2005. In fiscal 2005, we completed a refinancing that resulted in our repaying a $27.0 million note to Tomkins Corporation with a combination of collateralized cash deposits and the proceeds from an $18.0 million note we obtained from TD BankNorth N.A.

At April 30, 2007, we had open letters of credit aggregating $3,642,125.

At April 30, 2007, we had $4,065,328 in cash and cash equivalents on hand. We have a $17,000,000 revolving line of credit with TD BankNorth and a $15,000,000 revolving line of credit with Citizens Bank; there were no outstanding balances on either line as of April 30, 2007. Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2007, 2006, or 2005.

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

We recognize trademark licensing revenues for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize fees received upon initial signing of license agreements as revenues where no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2007, minimum royalties to be collected in the future amounted to approximately $6.8 million.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill

We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, customer relationships, patents, and trademarks and tradenames. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of February 1, and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Based on this assessment, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2007, 2006 or 2005, based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Accounting for Acquisitions

We completed a significant business acquisition in fiscal 2007 which has resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2007, we had a reserve of approximately $829,000 for environmental matters, which is recorded on an undiscounted basis.

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

Warranty

We generally provide a lifetime warranty to the “original” purchaser of our new firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

Allowance for Doubtful Accounts

We extend credit to our domestic customers and some foreign distributors based on their financial condition. We offer discounts for early payment. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment (Revised).” Under SFAS No. 123(R), compensation cost is calculated on the date of the grant using the Black-Scholes method. The compensation expense is then amortized over the vesting period. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables.)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. The effect of adopting this SFAS was an adjustment to accumulated other comprehensive income of $72,651.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. We do not believe the impact of the adoption of this FSP will have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact, if any, that FSP EITF 00-19-2 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” that permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS No. 159:

•	recognized financial assets and financial liabilities unless a special exception applies;

•	firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

•	non-financial insurance contracts; and

•	most financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

SFAS No. 159 will be effective for fiscal years beginning after November 2007 with early adoption possible, but subject to certain requirements. We do not expect the adoption of SFAS 159 have a material impact on our consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2007:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$153,419,062	$9,223,561	$24,139,903	$23,202,259	$96,853,339
Operating lease obligations	922,899	452,216	355,800	114,883	0
Purchase obligations	31,603,015	31,603,015	0	0	0
Employment Contracts	850,500	486,000	364,500	0	0
Other long-term obligations reflected on the balance sheet under GAAP	157,526	38,417	53,392	35,919	29,798

Total obligations	$186,953,002	$41,803,209	$24,913,595	$23,353,061	$96,883,137

On December 15, 2006, we issued and sold an aggregate of $80,000,000 of 4% Senior Convertible Notes due 2026 (the “Notes”) to qualified institutional buyers, pursuant to the terms and conditions of an indenture and securities purchase agreement, each dated as of December 15, 2006. The Notes are convertible into shares of our common stock, initially at a conversion price of approximately $12.34 per share (subject to adjustment in certain events), or 81.0636 shares per $1,000 principal amount of Notes. The Notes may be converted at any time. The Notes pay interest on June 15 and December 15 of each year, beginning on June 15, 2007, at an annual rate of 4% of the unpaid principal amount. On or after December 15, 2009 until December 15, 2011, the Company may at its election redeem all or a portion of the Notes at the redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest only if the closing price of the Company’s common stock for no fewer than 20 trading days in any period of 30 consecutive trading days exceeds 150% of the then applicable conversion price of the Notes. After December 15, 2011, the Company may redeem at its election all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021, and in the event of a fundamental change in the Company, at a price of 100% of the principal amount of the Notes plus accrued and unpaid interest, including contingent interest. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the Notes mature on December 15, 2026. Included in the above $153.4 million of long-term debt obligation is $12.8 million of contractually obligated interest payments pertaining to the $80.0 million in convertible debt. This amount represents interest payments through December 15, 2011, or the first redemption milestone. The Company may be required to pay additional interest subsequent to December 15, 2011 redemption date, however, due to the uncertainty of subsequent interest payments, they are not reflected in the above table.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that are reasonably likely to affect our liquidity or capital resources. We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support or that engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenues during the three and 12 months ended April 30, 2007 ($4.7 million and $18.2 million, respectively, representing approximately 7.2% and 8.4%, respectively, of aggregate gross revenues) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in euros. Annually, we purchase approximately $10.0 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $10.0 million of inventory by approximately $1 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer. As of April 30, 2007, our outstanding contracts had a remaining balance of 4.0 million euros. The contracts are for 500,000 euros per month with the last expiring in December 2007.

Participating forward options provide full protection for us against the depreciation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three and 12 months ended April 30, 2007, we experienced a net loss of $6,350 and a gain of $15,604, respectively, on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate. As of April 30, 2007, we had participating forward options totaling 4.0 million euros remaining, which were reported as an asset of $125,000.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2007, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report on our internal control over financial reporting is presented on page F-2 of this report. Our assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report below.

Changes in Internal Control Over Financial Reporting

During the quarter ended April 30, 2007, we developed and implemented internal controls with respect to mergers and acquisitions. Except for the preceding change, there have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Smith & Wesson Holding Corporation (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bear Lake Acquisition Corp. and its subsidiaries, which was acquired on January 3, 2007, and which is included in the 2007 consolidated financial statements of Smith & Wesson Holding Corporation and subsidiaries and constituted 9.5% and 55.3% of consolidated net sales and consolidated total assets, respectively, as of and for the year ended April 30, 2007. Management did not assess the effectiveness of internal control over financial reporting of Bear Lake Acquisition Corp. and its subsidiaries because of the timing of the acquisition which was completed on January 3, 2007. Our audit of internal control over financial reporting of Smith & Wesson Holding Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Bear Lake Acquisition Corp. and its subsidiaries.

In our opinion, management’s assessment that Smith & Wesson Holding Corporation maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended and our report dated July 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
July 16, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

Financial Statements are listed in the Index to Financial Statements on page F-1 of this report.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz.(1)
3.1	Amended and Restated Articles of Incorporation.(2)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.(3)
3.3	Amended and Restated Bylaws.(4)
4.1	Form of Common Stock Certificate.(5)
4.2	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001.(6)
4.3	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent.(3)
4.3	Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(7)
4.4	Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein.(7)
10.1	2001 Stock Option Plan.(8)
10.2	Form of Option to 2001 Stock Option Plan.(9)
10.3	2001 Employee Stock Purchase Plan.(9)
10.4	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan.(9)
10.5	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(8)
10.6	2004 Incentive Stock Plan.(8)

Exhibit
Number		Exhibit

10.7		Amendments to 2004 Incentive Stock Plan.(10)
10.8		Form of Restricted Stock Unit Award Agreement to the 2004 Stock Incentive Plan.(11)
10.9		Trademark Agency Agreement with UMAREX dated March 11, 2000.(12)
10.10		Agreement with Walther/ UMAREX, dated August 1, 1999.(12)
10.11		Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000.(12)
10.12		Agreement with Western Mass Electric dated July 6, 1998.(12)
10.13		Agreement with Western Mass Electric dated December 18, 2000.(12)
10.14		Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000.(12)
10.15		Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000.(12)
10.16		Trademark License Agreement with Canadian Security Agency dated May 31, 1996.(12)
10.17		Master Supply Agreement with Remington Arms dated August 1, 2001.(13)
10.18		Amended and Restated Loan and Security Agreement, dated November 8, 2006, by and among the Registrant, Smith & Wesson Corp., and TD Banknorth, N.A.(14)
10.19		Amended and Restated Revolving Line of Credit Note, dated November 8, 2006.(14)
10.20		Commercial Term Promissory Note, dated January 11, 2005.(15)
10.21		Commercial Real Estate Term Promissory Note, dated January 11, 2005.(15)
10.22		Amended and Restated Equipment Line of Credit Note, dated November 8, 2006.(14)
10.23		Acquisition Line of Credit Note, dated November 8, 2006.(14)
10.24		Mortgage and Security Agreement, dated January 11, 2005, by Smith & Wesson Corp. in favor of TD Banknorth, N.A.(15)
10.25		First Amendment to Mortgage and Security Agreement, dated November 8, 2006.(14)
10.26		Mortgage and Security Agreement, dated January 11, 2005, by Smith & Wesson Corp. in favor of TD Banknorth, N.A.(15)
10.27		First Amendment to Mortgage and Security Agreement, dated November 8, 2006.(14)
10.28		Guaranty, dated January 11, 2005, by the Registrant in favor of TD Banknorth, N.A.(15)
10.29		Patent Security Agreement, dated November 8, 2006, between Smith & Wesson Corp. and TD Banknorth, N.A.(14)
10.30		Trademark Security Agreement, dated November 8, 2006, between Smith & Wesson Corp. and TD Banknorth, N.A.(14)
10.31		Copyright Security Agreement, dated November 8, 2006, between Smith & Wesson Corp. and TD Banknorth, N.A.(14)
10.32		Purchase and Sale Agreement with Springfield Redevelopment Authority.(16)
10.33		Environmental Agreement with Springfield Redevelopment Authority.(16)
10.34		Promissory Note from Springfield Redevelopment Authority.(16)
10.35		Agreement with Carl Walther GmbH.(17)
10.36		Amendment to Agreements with Carl Walther GmbH.(18)
10.37		Employment Agreement, dated as of February 1, 2006 between the Registrant and Michael F. Golden.(19)
10	.38*	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004.(20)
10.39		Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein.(7)
10.40		Loan and Security Agreement, dated April 18, 2007, by and among Thompson Center Holding Corporation, Bear Lake Holdings, Inc., O.L. Development, inc., K.W. Thompson Tool Company. Inc., Thompson/Center Arms Company, Inc., Fox Ridge Outfitters, Inc., and Citizens Bank of Massachusetts.(21)
10.41		Revolving Note dated April 18, 2007.(21)

Exhibit
Number	Exhibit

10.42	Patent Security Agreement, dated April 18, 2007, by and among Bear Lake Holdings, Inc., Thompson/Center Arms Company, Inc., and Citizens Bank of Massachusetts.(21)
10.43	Trademark Security Agreement, dated April 18, 2007, by and among Bear Lake Holdings, Inc., Thompson/Center Arms Company, Inc., and Citizens Bank of Massachusetts.(21)
10.44	Copyright Security Agreement, dated April 18, 2007, by and between K.W. Thompson Tool Company, Inc. and Citizens Bank of Massachusetts.(21)
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(3)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(4)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 14, 2006.

(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(8)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(9)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(10)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(12)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 15, 2006.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2005.

(16)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(17)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(18)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 23, 2006.

(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

smith & wesson holding corporation

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

Date: July 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Michael F. Golden Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 16, 2007

/s/ John A. Kelly John A. Kelly	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	July 16, 2007

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	July 16, 2007

/s/ Robert L. Scott Robert L. Scott	Vice Chairman of the Board	July 16, 2007

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	July 16, 2007

/s/ John B. Furman John B. Furman	Director	July 16, 2007

/s/ Colton R. Melby Colton R. Melby	Director	July 16, 2007

Mitchell A. Saltz	Director

/s/ David M. Stone David M. Stone	Director	July 16, 2007

/s/ I. Marie Wadecki I. Marie Wadecki	Director	July 16, 2007

Item 15.	Exhibits, Financial Statements and Schedules

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management excluded from our evaluation, the internal control over financial reporting of Bear Lake Acquisition Corp, which was acquired on January 3, 2007 and is included in the fiscal year 2007 consolidated financial statements of Smith & Wesson Holding Corporation and subsidiaries since the date of acquisition, and constituted approximately 55.3% of consolidated assets as of April 30, 2007, and approximately 9.5% of net revenue for the year then ended.

Smith & Wesson Holding Corporation’s independent auditor, BDO Seidman, LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 as stated in their report, which appears on page 53 of this Annual Report on Form 10-K.

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

/s/  John A. Kelly
John A. Kelly
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index for the years ended April 30, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information for the years ended April 30, 2007 and 2006, set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 16, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
July 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Smith & Wesson Holding Corporation:

In our opinion, the consolidated statements of income and comprehensive income, of changes in stockholders’ equity, and of cash flows for the year ended April 30, 2005, present fairly, in all material respects, the consolidated results of operations and cash flows of Smith & Wesson Holding Corporation and subsidiaries for the year ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the year ended April 30, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Hartford, Connecticut
August 15, 2005

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2007	April 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$4,065,328	$731,306
Accounts receivable, net of allowance for doubtful accounts of $146,354 on April 30, 2007 and $75,000 on April 30, 2006	52,005,237	27,350,150
Inventories, net of excess and obsolescence reserve	32,022,293	19,101,507
Other current assets	4,154,595	2,567,564
Deferred income taxes	7,917,393	3,346,684
Income tax receivable	2,098,087	66,077

Total current assets	102,262,933	53,163,288

Property, plant, and equipment, net	44,424,299	28,181,864
Intangibles, net	69,548,017	406,988
Goodwill	41,955,182	—
Notes receivable	—	1,000,000
Deferred income taxes	—	7,358,194
Other assets	10,066,997	4,587,301

	$268,257,428	$94,697,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,088,622	$13,560,027
Accrued expenses	11,027,031	3,451,950
Accrued payroll	7,370,804	5,740,191
Accrued taxes other than income	2,648,698	818,517
Accrued profit sharing	5,869,677	2,450,394
Accrued workers’ compensation	428,136	368,080
Accrued product liability	2,873,444	2,353,616
Accrued warranty	1,564,157	1,256,507
Deferred revenue	190,350	4,836
Current portion of notes payable	2,887,403	1,690,584

Total current liabilities	55,948,322	31,694,702

Deferred income taxes	23,590,404	—

Notes payable, net of current portion	120,538,598	14,337,817

Other non-current liabilities	9,074,905	7,332,368

Commitments and Contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 40,983,196 shares issued and 39,783,196 shares outstanding on April 30, 2007 and 39,310,543 shares issued and outstanding on April 30, 2006	40,983	39,311
Additional paid-in capital	44,409,668	33,277,474
Retained earnings	20,977,897	8,015,963
Accumulated other comprehensive income	72,651	—
Treasury stock, at cost (1,200,000 shares on April 30, 2007)	(6,396,000)	—

Total stockholders’ equity	59,105,199	41,332,748

	$268,257,428	$94,697,635

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended April 30,
	2007	2006	2005

Net product and services sales	$234,837,707	$157,874,717	$123,963,973
License revenue	1,714,325	2,173,907	1,824,077
Cost of products and services sold	160,198,705	110,354,558	84,861,811
Cost of license revenue	15,492	87,067	38,221

Gross profit	76,337,835	49,606,999	40,888,018

Operating expenses:
Research and development, net	1,247,788	348,788	199,042
Selling and marketing	22,361,622	16,546,671	13,581,939
General and administrative	28,209,529	21,255,031	15,881,546
Environmental expense (credit)	90,234	(3,087,810)	44,500

Total operating expenses	51,909,173	35,062,680	29,707,027

Income from operations	24,428,662	14,544,319	11,180,991

Other income/(expense):
Other income/(expense)	(497,060)	745,577	(120,373)
Interest income	216,953	112,322	290,201
Interest expense	(3,568,791)	(1,638,022)	(2,675,373)

Total other expense	(3,848,898)	(780,123)	(2,505,545)

Income before income taxes	20,579,764	13,764,196	8,675,446
Income tax expense	7,617,830	5,062,617	3,426,490

Net income	$12,961,934	$8,701,579	$5,248,956
Other comprehensive income:
Reclassification of realized gain to net income	—	—	(20,245)

Comprehensive income	$12,961,934	$8,701,579	$5,228,711

Weighted average number of common and common equivalent shares outstanding, basic	39,655,459	36,586,794	31,361,009

Net income per share, basic	$0.33	$0.24	$0.17

Weighted average number of common and common equivalent shares outstanding, diluted	41,401,106	39,787,045	36,636,170

Net income per share, diluted	$0.31	$0.22	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity

As restated at April 30, 2004	30,935,799	$30,936	$26,138,726	$(5,934,572)	$20,245	$—	$20,255,335
Cashless exercise of warrants	200,000	200	(200)				—
Exercise of stock options	647,216	647	735,759				736,406
Shares issued under employee stock purchase plan	191,002	191	244,384				244,575
Stock-based compensation	—	—	626,150				626,150
Net income				5,248,956			5,248,956
Reclassification for realized gains to net income					(20,245)		(20,245)

Balance at April 30, 2005	31,974,017	$31,974	$27,744,819	$(685,616)	$—	$—	$27,091,177
Exercise of warrants	829,700	830	915,602				916,432
Repurchase of common stock warrants from former employees	—	—	(23,950,701)				(23,950,701)
Net proceeds from sale of common stock and common stock warrants	6,000,000	6,000	24,241,543				24,247,543
Exercise of employee stock options	368,958	369	392,394				392,763
Shares issued under employee stock purchase plan	137,868	138	419,763				419,901
Stock-based compensation	—	—	2,258,032				2,258,032
Tax benefit from stock-based compensation in excess of book deductions	—	—	1,256,022				1,256,022
Net income				8,701,579	—	—	8,701,579

Balance at April 30, 2006	39,310,543	$39,311	$33,277,474	$8,015,963	$—	$—	$41,332,748
Exercise of warrants, net of issuance cost	1,200,000	1,200	6,011,035				6,012,235
Exercise of employee stock options	379,309	379	616,401				616,780
Shares issued under employee stock purchase plan	93,344	93	721,302				721,395
Stock-based compensation	—	—	2,739,830				2,739,830
Tax benefit from stock-based compensation in excess of book deductions	—	—	1,043,626				1,043,626
Treasury stock buy-back						(6,396,000)	(6,396,000)
Net income				12,961,934			12,961,934
Adjustment to initially apply FASB Statement No. 158, net of tax					72,651		72,651

Balance at April 30, 2007	40,983,196	$40,983	$44,409,668	$20,977,897	$72,651	$(6,396,000)	$59,105,199

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2007	2006	2005

Cash flows from operating activities:
Net income	$12,961,934	$8,701,579	$5,248,956
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	7,473,027	4,366,840	2,756,915
Gain on disposal of IdentiKit	—	—	(435,815)
Loss (gain) on sale of assets	(8,946)	61,295	(93,949)
Realized gain on sale of marketable securities	—	—	(18,780)
Write-off of patents	—	—	50,534
Deferred taxes	(2,242,970)	3,985,914	3,019,605
Provision for losses on accounts receivable	32,178	31,230	52,875
Valuation adjustment of derivative financial instruments	—	(128,400)	—
Stock-based compensation expense	2,739,830	2,258,032	626,150
Changes in operating assets and liabilities, net of effects for purchase of Thompson/Center Arms
Accounts receivable	(16,981,276)	(9,007,667)	1,823,270
Inventories	(1,979,543)	791,074	(3,905,876)
Other current assets	106,354	(179,278)	(403,943)
Income tax receivable	996,828	(62,376)	156,895
Accounts payable	4,214,124	1,525,335	2,425,717
Accrued payroll	1,412,905	2,519,461	(699,696)
Accrued profit sharing	2,619,283	47,375	130,989
Accrued taxes other than income	1,182,087	229,068	(466,057)
Accrued other expenses	3,240,509	(30,475)	(1,191,226)
Accrued workers’ compensation	60,056	(168,693)	311,773
Accrued product liability	114,000	(171,380)	427,360
Accrued warranty	73,736	(159,585)	(120,679)
Other assets	(236,919)	324,148	3,210,945
Other non-current liabilities	(149,730)	(3,730,091)	(6,230,389)
Deferred revenue	185,514	(10,810)	(276,130)

Net cash provided by operating activities	15,812,981	11,192,596	6,399,444

Cash flows from investing activities:
Payments for the purchase of Thompson/Center Arms and direct acquisition costs, net of cash acquired	(103,341,585)	—	—
Note receivable	1,000,000	29,812	42,547
Proceeds from sale of marketable securities	—	—	1,537,273
Reductions in collateralized cash deposits	—	—	22,673,059
Payments to acquire patents	(107,973)	(70,834)	(84,266)
Proceeds from sale of IdentiKit	—	—	285,300
Proceeds from sale of property and equipment	10,615	31,116	109,075
Payments to acquire property and equipment	(15,656,861)	(15,592,203)	(8,423,144)

Net cash (used for) provided by investing activities	(118,095,804)	(15,602,109)	16,139,844

Cash flows from financing activities:
Payment on notes payable, Tomkins	—	—	(27,000,000)
Proceeds from loans and notes payable	44,683,000	—	18,000,000
Debt issuance costs	(308,215)	—	(654,843)
Proceeds from convertible debt	80,000,000	—	—
Debt issuance costs on convertible debt	(4,297,121)	—	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,338,175	812,664	980,981
Proceeds from exercise of warrants to acquire common stock	6,012,235	916,432	—
Repurchase of common stock warrants from former employees	—	(23,950,701)	—
Repurchase of treasury stock	(6,396,000)	—	—
Proceeds from sale of common stock and common warrants	—	24,375,943	—
Tax benefit of stock-based compensation	1,870,171	491,493	—
Payments on loans and notes payable	(17,285,400)	(1,586,487)	(15,294,614)

Net cash provided by (used for) financing activities	105,616,845	1,059,344	(23,968,476)

Net increase (decrease) in cash and cash equivalents	3,334,022	(3,350,169)	(1,429,188)
Cash and cash equivalents, beginning of year	731,306	4,081,475	5,510,663
Cash and cash equivalents, end of year	$4,065,328	$731,306	$4,081,475
Supplemental disclosure of cash flow information
Cash paid for:
Interest, related parties	$—	$—	$1,570,563
Interest, other	1,962,223	1,307,352	904,835
Income taxes	6,539,081	638,217	228,992

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Activities:

On January 3, 2007, we acquired Bear Lake Acquisition Corp and subsidiaries (Note 2)

Accounts receivable	7,705,989
Inventories	10,941,243
Other current assets	1,693,385
Deferred income tax asset	1,165,827
Income tax receivable	3,028,838
Property, plant and equipment	5,978,427
Intangible assets	112,660,586
Other assets	1,046,936
Accounts payable	(3,314,471)
Accrued expenses	(5,834,572)
Other current liabilities	(2,305,544)
Deferred income tax liability	(28,960,141)
Other non-current liabilities	(1,964,918)
Cash paid for purchase of Bear Lake Acquisition Corp. and subsidiaries, net of cash acquired	(101,841,585)
—

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

On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.

On January 3, 2007, we purchased all the outstanding stock of Bear Lake Acquisition Corp. (see Note 2). This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.

2.	Acquisition of Bear Lake Acquisition Corp. (Thompson/Center Arms)

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc. The aggregate purchase price was $103.5 million, which consisted of $102.0 million in cash and $1.5 million in estimated direct acquisition costs. Thompson/Center Arms is a recognized brand by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson/Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market. This acquisition was accounted for under the purchase method pursuant to SFAS No. 141, “Business Combinations.” We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained.

The following table summarizes the allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$102,000
Transaction costs	1,500

Total purchase consideration	$103,500

Cash and cash equivalents	$158
Accounts receivable	7,706
Inventories	10,941
Other current assets	1,694
Deferred income taxes	1,166
Income tax receivable	3,029
Property, plant, and equipment	5,978
Intangibles	70,700
Goodwill	41,961
Other assets	1,047

Total assets acquired	144,380

Accounts payable	3,314
Accrued expenses	4,335
Other current liabilities	2,306
Deferred income taxes	28,960
Other non-current liabilities	1,965

Total liabilities assumed	40,880

Net assets acquired	$103,500

F-10

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, Bear Lake Acquisition Corp has indemnified us for losses arising from environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, pending an environmental remediation study of the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs. As of April 30, 2007, $231,000 of the escrow has been released to conduct safety and environmental testing. We believe the likelihood of environmental remediation costs exceeding the amount in escrow to be remote.

Customer relationships are amortized in pro-ration to the expected yearly revenue generated from the customer lists acquired. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$7,800	20.0
Customer relationships	46,400	20.0
Trademarks and tradenames	15,900	10.0
Order backlog	600	0.3

	$70,700

3.	Significant Accounting Policies

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Smith & Wesson Distributing, Inc. (United States), Smith & Wesson, Inc. (United States), Smith & Wesson Technology LLC (inactive), Smith & Wesson Interactive Management LLC (inactive), Smith & Wesson Licensing LLC (inactive), Lost Coast Ventures, Inc. (inactive), Thompson Center Holding Corporation, K.W. Thompson Tool Company, Inc., Thompson/Center Arms Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc. (inactive) and Fox Ridge Outfitters, Inc. The year end of our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Arms Company, Inc., was April 29, 2007, a one-day variance to our reported fiscal year end of April 30, 2007. This variance did not create any material difference in the financials statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2007 and for the periods presented have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts due to their short-term nature.

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

Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. We offer discounts for early payment. When we determine that extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, and trade receivables. We place our cash and cash equivalents in overnight U.S. government securities. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising our customer base and their geographic and business dispersion. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral.

One customer accounted for approximately 10%, 10%, and 7% of our net product sales for the fiscal years ended April 30, 2007, 2006, and 2005, respectively. This customer owed us approximately $4.5 million, or 9% of total accounts receivable, as of April 30, 2007 and $2.8 million, or 10% of total accounts receivable, as of April 30, 2006.

Inventories — We value inventories, consisting primarily of finished firearms components, finished firearms, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred; we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-lived Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. We have determined that there were no impairments to long-lived assets in fiscal 2007, 2006, or 2005.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for a substantial portion of our revenues. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers. We recognize these revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed. We recognize trademark-licensing revenues for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize as revenues non-refundable license fees received upon initial signing of license agreements where no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments upon contract signing, but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2007, estimated minimum royalties to be collected in the future amounted to approximately $6.8 million as follows:

Minimum
For the Years Ended April 30,	Royalty

2008	$1,414,303
2009	1,303,336
2010	1,328,358
2011	855,646
2012	695,870
Thereafter	1,155,834

$6,753,347

Segment Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment. Through April 30, 2007, 2006, and 2005, we have had no material personnel or facilities operating outside of the United States.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a breakdown of our net product sales:

	For the Years Ended April 30,
	2007		2006		2005
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(Millions)		(Millions)		(Millions)

Firearms	$221.3	94.3%	$147.4	93.4%	$113.6	91.6%
Specialty services	3.9	1.6	2.8	1.8	3.5	2.8
Handcuffs	6.1	2.6	5.1	3.2	4.3	3.5
Other products and services	3.5	1.5	2.6	1.6	2.6	2.1

Total net sales	$234.8	100.0%	$157.9	100.0%	$124.0	100.0%

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

In fiscal 2007, we spent approximately $1,248,000 on research activities relating to the development of new products. In fiscal 2006, we spent approximately $349,000 on research activities. In fiscal 2005, we spent approximately $386,000 on research activities. Of the amount in fiscal 2005, we were reimbursed $187,000 by the National Institute of Justice based on grants received by us for development of an authorized user firearm. The grants expired during fiscal 2005. We record research and development expense, net of such reimbursement, in the accompanying consolidated statements of income.

Earnings per Share — We calculate basic and diluted earnings per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options, warrants, and other stock-based instruments, if their effect is dilutive.

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share.

	For the Years Ended April 30,
	2007			2006			2005
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic income earnings per share	$12,961,934	39,655,459	$0.33	$8,701,579	36,586,794	$0.24	$5,248,956	31,361,009	$0.17
Valuation adjustment of derivative financial instruments, net of tax	—	—		(81,174)	—		—	—
Effect of dilutive stock options and warrants	—	1,745,647	(0.02)	—	3,200,251	(0.02)	—	5,275,161	(0.03)

Diluted income earnings per share	$12,961,934	41,401,106	$0.31	$8,620,405	39,787,045	$0.22	$5,248,956	36,636,170	$0.14

For fiscal 2007, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the fiscal 2007 computation of diluted earnings per share because the effect would be antidilutive. Options and warrants to purchase 1,278,893, and 313,685 shares of our common stock were

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the fiscal 2006 and 2005 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

As noted in Notes 16 and 18, we issued warrants to purchase 1,320,000 shares of our common stock during fiscal 2006, which were classified as a liability in the balance sheet through February 28, 2006 (see Note 18) and which were marked to market with the changes in fair value being reported in net income. During the year ended April 30, 2006, the mark-to-market adjustment increased net income by $81,174. For our calculation of earnings per share, we consider such stock warrants equity and include them in diluted shares as their effect is dilutive. In accordance with Emerging Issues Task Force, EITF, Topic D-72 and paragraph 29 of SFAS No. 128, we adjusted net income (the basic earnings per share numerator) for purpose of computing diluted earnings per share.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill — we have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, customer relationships, patents, and trademarks and tradenames. All finite-lived intangible assets are amortized based upon patterns in which the economic benefits of customer relationships are expected to be utilized. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of February 1, and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Based on this assessment, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2007, 2006 or 2005, based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Accounting for Acquisition — We completed a significant business acquisition in fiscal 2007 which has resulted in significant goodwill and other intangible asset balances. Our future business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Stock Options and Warrants — As described in Notes 16 and 17, we have issued stock warrants and have a stock option plan under which employees and directors receive options to purchase our common stock or other stock-based compensation. During the fourth quarter of fiscal 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (Revised 2004), utilizing the modified retrospective application method for all periods presented. Prior to the adoption of SFAS 123(R), we applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.”

Product Liability — We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. We evaluate adjustments to the provision for product liability on an on-going basis and charge or credit them to cost of sales, exclusive of any insurance reimbursements. We make this evaluation based upon information regarding potential and existing product liability cases. We record any future costs as a result of this evaluation when considered both probable and reasonably estimable. Certain product liability costs are subject to reimbursement by insurance carriers.

Environmental Liability — In accordance with SOP 96-1, “Environmental Remediation Liabilities,” we have provided reserves, on an undiscounted basis, for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. We consider environmental liabilities probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, currently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (PRP), and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. We believe that we have adequately reserved for the reasonable estimable costs of known environmental obligations. We review reserves and may make additions or deletions to the reserves as a result of the specific facts and circumstances previously noted.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following constitutes a summary of our environmental liability reserve as of April 30, 2007 and 2006:

	Environmental Liability Reserve
Site	April 30, 2007	April 30, 2006

Rochester (See Note 22)	177,411	0
Wildcat	37,500	12,628
Chlorinated Release	37,500	12,976
Academy	577,000	577,670

Total	$829,411	$603,274

Environmental reserve increases (decreases) for the fiscal years ended April 30, 2007, 2006, and 2005 amounted to approximately $90,000, ($3.1 million), and $45,000, respectively.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (SRA). This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that were identified as having soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. SRA, with the support of the city of Springfield, received governmental “Brownfield” grants or loans to remediate and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, we eliminated the reserves related to the property in the fiscal year ended April 30, 2006. This reserve adjustment totaled approximately $3.1 million and is included as a reduction of operating expenses.

Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2007, 2006, and 2005 amounted to $1,931,346, $1,263,000, and $1,539,400, respectively.

The following sets forth the change in accrued warranties in the fiscal years ended April 30, 2007, 2006 and 2005:

	For the Years Ended April 30,
	2007	2006	2005

Beginning balance	$1,484,350	$1,639,545	$1,742,917
Liability assumed in acquisition of Thompson/Center Arms (Note 2)	233,914	—	—
Warranties issued and adjustments to provisions	1,931,346	1,263,000	1,539,400
Warranty Claims	(1,840,230)	(1,418,195)	(1,642,772)

Ending balance	$1,809,380	$1,484,350	$1,639,545

Sales and Promotional Related Expenses — In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Product),” we present product sales in the consolidated financial statements net of customer promotional program costs that depend upon the volume of sales, which amounted to approximately $1,243,000, $318,000, and $437,000 for the fiscal years ended April 30, 2007, 2006, and 2005, respectively. We have other customer promotional programs, whose costs do not depend on the volume of sales. These costs amounted to approximately $43,000, $41,000, and $182,000 for the fiscal

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended April 30, 2007, 2006, and 2005, respectively, and are included in selling and marketing expenses. We have a co-op advertising program at the retail level. We expensed these costs amounting to approximately $796,000, $1,064,000, and $670,000 in fiscal 2007, 2006, and 2005, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net product and services sales. We included our costs relating to shipping and handling charges in cost of products and services sales.

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2.0 million per occurrence. Our liability for estimated premiums and incurred losses are recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of EITF Issue No. 06-03. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total revenue and expenses and operating income and net income would not be affected.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. As our common stock is a publicly traded equity security, we are required to recognize the funded status of defined benefit pension plans and to provide the required footnote disclosures, as of the end of this fiscal year ending April 30, 2007. The effect of adopting this SFAS was an adjustment to accumulated other comprehensive income of $72,651.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. We do not believe the impact of the adoption of this FSP will have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. We are evaluating the impact, if any, that FSP EITF 00-19-2 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115” that permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The following balance sheet items are within the scope of SFAS No. 159:

•	recognized financial assets and financial liabilities unless a special exception applies;

•	firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	non-financial insurance contracts; and

•	most financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

SFAS No. 159 will be effective for fiscal years beginning after November 2007 with early adoption possible, but subject to certain requirements. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

4.	Long-term Debt and Financing Arrangements

Credit Facilities — In January 2005, we refinanced our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. We amended this arrangement in November 2006. At April 30, 2007, the credit facility consisted of the following:

(1) An amended revolving line of credit of up to a maximum amount of the lesser of (a) $17 million, or (b) the sum of (i) 85% of the net amount of eligible accounts , plus (ii) the lesser of (A) $6 million or (B)(1) 60% of Smith & Wesson Corp.’s (“SWC”) eligible finished goods inventory, plus (2) 70% of SWC’s eligible raw materials , plus (3) 40% of SWC’s eligible finished parts inventory. The line of credit will be available until September 30, 2007 for working capital needs and bears interest at a variable rate equal to prime or LIBOR. There were no amounts outstanding as of April 30, 2007.

(2) A seven-year, $12.1 million term loan, which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.

(3) A ten-year, $5.9 million term loan, which bears interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014, with a balloon payment due on January 11, 2015 of $3,975,611.

(4) An amended equipment line of credit of $5 million for capital expenditures, which would bear interest at a variable rate equal to prime or LIBOR until April 2007, at which time SWC would elect to pay either a variable rate equal to LIBOR or a fixed rate equal to the Federal Home Loan Bank of Boston Rate as of April 30, 2007 plus 1.75% per annum. The aggregate availability of the amended equipment line of credit ceased on April 30, 2007. There were no amounts outstanding as of April 30, 2007.

(5) A $30.0 million acquisition loan commitment bearing interest at a variable rate equal to prime or LIBOR plus a rate amount based on our leverage ratio, as of April 30, 2007 LIBOR plus 1.75% per annum. We had $28.0 million outstanding on the acquisition loan as of April 30, 2007. Interest must be paid on the principal until the conversion date of November 8, 2008, at which time 1/60th of the outstanding principal plus interest is due monthly until the maturity date of November 8, 2013.

In addition to the credit facility with TD BankNorth, we entered into a revolving line of credit for Thompson/Center Arms with Citizens Bank of Massachusetts, of up to the maximum amount of the lesser of (a) $15.0 million; or (b) (i) 80% of the eligible receivables; (ii) plus the lesser of $6.0 million or 60% of eligible finished goods and 15% of raw material inventory, with no more than $750,000 coming from advances of raw material minus (iii) letter of credit exposure. The revolving line bears interest at variable rate equal to prime or LIBOR plus 250 basis points. There were no amounts outstanding as of April 30, 2007.

Convertible Debt — On December 15, 2006, we issued an aggregate of $80.0 million of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We are required to pay additional interest on the Notes if we default on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The registration rights agreement required that the Securities and Exchange Commission declare the registration statement covering the Notes and the common stock issuable upon conversion of the Notes effective by June 14, 2007. Because the registration did not become effective until June 26, 2007, additional interest of approximately $260,000 accrued on the Notes.

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

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we filed covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with our senior lender, and (2) three times LTM EBTIDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD BankNorth.

We evaluated the conversion features of the Notes under the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and determined no beneficial conversion feature existed. We have analyzed the provisions of the Notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock,” and have determined that there are no features of the instruments requiring bifurcation.

Debt issuance costs related to the fiscal 2005 refinancing from TD BankNorth amounted to $654,843, classified as other assets, of which $71,492 was amortized to expense during the fiscal year ended April 30, 2007. Debt issuance costs are being amortized using the effective interest rate method. Future amortization of expense is as follows: fiscal year 2008 is $62,935; 2009 is $53,507; 2010 is $43,652; 2011 is $33,176; 2012 is $22,434; and thereafter $40,948. We incurred approximately $4.3 million of debt issuance costs associated with the issuance of our Notes. These costs are being amortized on a straight-line basis through December 15, 2011, the date of the first redemption. During the year ended April 30, 2007, we amortized $322,284 to interest expense. We incurred $283,574 of debt issuance costs associated with our $28.0 million acquisition line through TD BankNorth. These costs are being amortized on a straight-line basis over 20 years, the life of the acquisition line. During the year ended April 30, 2007, we amortized $13,666 to interest expense. We incurred $24,641 of debt issuance costs associated with our line of credit with Citizens Bank. These costs are being amortized on a straight line basis over one year. During the year ended April 30, 2007, we amortized $2,053 to interest expense. In addition, on the debt extinguished in January 2005, we recognized expense for the year ended April 30, 2006 of approximately $232,000, related to unamortized debt issue costs that were written off on the retirement date.

Total long-term debt maturing in fiscal 2008, 2009, 2010, 2011, 2012, and thereafter is $2.9 million, $4.3 million, $7.6 million, $7.8 million, $7.4 million, and $93.4 million, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of notes payable as of April 30, 2007 and 2006 were as follows:

	April 30, 2007	April 30, 2006

Current portion of long-term debt:
7-year, $12.1 million term loan	$1,635,121	$1,536,498
10-year, $5.9 million term loan	164,096	154,086
1-year, $1.7 million insurance financing, 5.7% per annum	1,088,186	—

Total current portion	$2,887,403	$1,690,584

Non-current portion of long-term debt:
7-year, $12.1 million term loan	$7,140,370	$8,775,493
10-year, $5.9 million term loan	5,398,228	5,562,324
Acquisition line	28,000,000	—
20-year, convertible notes	80,000,000	—

Total non-current portion	$120,538,598	$14,337,817

The credit facility with TD BankNorth contains financial covenants relating to maintaining minimum EBITDA, maximum leverage, minimum debt service coverage, and maximum capital expenditures. We were in compliance with the debt covenants as of April 30, 2007.

Letters of Credit — At April 30, 2007, we had open letters of credit aggregating $3.6 million, with a workers’ compensation bond for self insurance of $3.5 million making up the majority of this amount.

5.	International Sales

We sell our products worldwide. The following sets forth the breakdown of export sales, which accounted for approximately 8%, 11%, and 9% of net product sales for the fiscal years ended April 30, 2007, 2006, and 2005, respectively:

	For the Years Ended April 30,
Region	2007	2006	2005

Europe	$6,324,000	$5,032,000	$5,377,000
Asia	8,350,000	7,501,000	3,581,000
Latin America	1,264,000	3,146,000	951,000
All others foreign countries	3,560,000	1,887,000	998,000

Total net sales	$19,498,000	$17,566,000	$10,907,000

No individual foreign country accounted for more than 10% of net revenue.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Income (Expense)

The following sets forth the details of other income (expense) in the fiscal years ended April 30, 2007, 2006, and 2005:

	For the Years Ended April 30,
	2007	2006	2005

Currency gain (loss) on euro purchases and sales	$(641,791)	$344,217	$(659,723)
Gain on sale of disposed Identi-Kit	—	—	435,815
Adjustment to fair value on derivative contracts (Note 14)	70,126	118,142	(23,203)
Other	74,605	283,218	126,738

Total other income/(expense)	$(497,060)	$745,577	$(120,373)

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. In the fiscal years ended April 30, 2007, 2006, and 2005, advertising expenses, included in selling and marketing expenses, amounted to approximately $9,466,000, $7,355,000, and $6,154,000, respectively.

8.	Property, Plant, and Equipment

The following summarizes property, plant, and equipment as of April 30, 2007 and 2006:

	April 30, 2007	April 30, 2006

Machinery and equipment	$45,569,538	$31,667,455
Building and improvements	4,421,769	1,941,494
Land and improvements	905,703	283,727

	50,897,010	33,892,676
Less: Accumulated depreciation	(14,645,736)	(9,317,200)

	36,251,274	24,575,476
Construction in progress	8,173,025	3,606,388

Total property, plant and equipment	$44,424,299	$28,181,864

Depreciation expense amounted to approximately $5.3 million, $4.0 million, and $2.7 million in the fiscal years ended April 30, 2007, 2006, and 2005, respectively.

Estimated cost to complete construction in progress is approximately $7.1 million.

9.	Inventories

The following sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2007 and 2006:

	April 30, 2007	April 30, 2006

Finished goods	$7,885,344	$5,951,902
Finished parts	14,779,401	9,093,011
Work in process	5,499,478	2,611,067
Raw material	3,858,070	1,445,527

Total inventory	$32,022,293	$19,101,507

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, developed technology, order backlog, trademarks and tradenames, and patents obtained principally from our acquisitions of Thompson/Center Arms Company, Inc. and Smith & Wesson Corp. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from three to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following presents a summary of intangible assets:

	April 30, 2007	April 30, 2006

Developed technology	$7,800,000	$—
Customer relationships	46,400,000	—
Patents, trademarks, and tradenames	16,505,746	497,774
Order backlog	600,000	—

	71,305,746	497,774
Less: Accumulated amortization	(1,757,729)	(90,786)

Total intangible assets	$69,548,017	$406,988

Amortization expense, excluding amortization of deferred financing costs, amounted to $1,664,944, $28,754, and $20,732 for the fiscal years ended April 30, 2007, 2006, and 2005, respectively. Amortization expense will approximate $4,331,000 annually over each of the next five fiscal years.

11.	Other Assets

Other assets consisted of the following as of April 30, 2007 and 2006:

	April 30, 2007	April 30, 2006

Receivable from insurers	$3,939,284	$3,837,406
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	68,300	68,300
Debt issue costs	4,523,535	327,694
Excess workers’ compensation insurance receivable	135,041	—
Split dollar life insurance	1,046,936	—

Total other assets	$10,066,997	$4,587,301

12.	Receivables from Insurance Carriers

The following summarizes the activity in the receivables from insurance carriers during the fiscal years ended April 30, 2007 and 2006:

	April 30, 2007	April 30, 2006

Beginning balance	$4,737,406	$5,368,154
Payments made by insurer on claims	(48,122)	(630,748)

Ending balance	$4,689,284	$4,737,406

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The outstanding balance as of April 30, 2007 was $4,689,284 ($750,000 in other current assets and $3,939,284 in non-current assets) and as of April 30, 2006 was $4,737,406 ($900,000 in other current assets and $3,837,406 in non-current assets).

In October 2004, one of our insurance carriers agreed to pay a portion of past and future defense costs relative to the municipal litigation. As a result, the receivable from insurers increased by $2,118,828 during fiscal year ended April 30, 2005 to reflect this agreement. Our insurance carriers paid defense costs of $48,122 and $630,748 for the fiscal years ended April 30, 2007 and 2006, respectively.

13.	Other Non-current Liabilities

The following sets forth other non-current liabilities as of April 30, 2007 and 2006:

	April 30, 2007	April 30, 2006

Product liability	$6,077,654	$5,115,700
Environmental	577,000	577,670
Workers’ compensation	1,076,893	929,254
Severance	8,533	72,914
Post retirement medical	136,512	176,987
Sales tax	113,000	232,000
Warranty	245,223	227,843
Pension liability	840,090	—

Other non-current liabilities	$9,074,905	$7,332,368

Severance represents annual stipends to defray medical costs for former employees continuing through January 2009.

14.	Derivative Financial Instruments and Hedging Activities

We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We have purchased foreign exchange participating forward contracts to minimize the impact of fluctuations in foreign exchange rates. Participating forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are purchased at the average rate and the remaining 50% are paid for at the spot rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under SFAS 133 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We estimate the fair values of the derivative financial instruments based on the exchange rates of the underlying currency/euros.

The fair value of all outstanding derivatives was an asset of approximately $125,000 as of April 30, 2007 and $54,000 as of April 30, 2006. Current derivative instruments outstanding as of April 30, 2007 expire through December 2007.

15.	Self-Insurance Reserves

As of April 30, 2007 and 2006, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $11.6 million and $9.6 million, respectively, of which $7.0 million and $6.0 million, respectively, have been classified as non-current and are included in other non-current liabilities and the remaining amounts of approximately $4.6 million and $3.6 million, respectively, are included in accrued expenses on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, it is

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $6.7 million, $5.4 million, and $6.0 million in the fiscal years ended April 30, 2007, 2006, and 2005, respectively. The following is a summary of the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2007, 2006, and 2005:

	For the Years Ended April 30,
	2007	2006	2005

Beginning balance	$9,633,139	$10,658,339	$15,584,507
Liability assumed in acquisition of Thompson/Center Arms (Note 2)	1,886,910	—	—
Additional provision charged to expense	6,671,336	5,396,743	6,000,100
Reduction in liability due to favorable outcome in litigation (offset by a reduction to cost of product and services sold)	—	—	(310,601)
Payments	(6,467,164)	(5,791,816)	(6,081,178)
Reduction in liability (offset by a reduction to receivable from insurers)	(82,458)	(630,127)	(4,534,489)

Ending balance	$11,641,763	$9,633,139	$10,658,339

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2007 and 2006, we had accrued reserves for product liability of approximately $9.0 million and $7.5 million, respectively (of which approximately $6.1 million and $5.1 million respectively, are non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2007 and 2006, we had recorded receivables from insurance carriers related to these liabilities of $4.7 million and $4.7 million, of which, $3.9 million and $3.8 million, respectively, have been classified as other assets and the remaining amounts of $750,000 and $900,000, respectively, have been classified as other current assets.

16.	Capital Stock

Common stock issued.  During the fiscal year ended April 30, 2007, we issued 379,309 shares of common stock having a market value of approximately $3.9 million to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $616,780.

During the fiscal year ended April 30, 2007, we issued 93,344 shares of common stock having a market value of approximately $1.3 million under our employee stock purchase plan. The proceeds from the exercise of these shares were $721,395.

During the fiscal year ended April 30, 2007, we issued 1,200,000 shares of common stock having a market value of approximately $13.6 million upon the exercise of outstanding warrants. The purchase price of these shares was $6,012,235.

During the fiscal year ended April 30, 2006, we issued 368,958 shares of common stock to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $392,763.

During the fiscal year ended April 30, 2006, we issued 137,868 shares of common stock under our employee stock purchase plan. The proceeds from the exercise of these shares was $419,901.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended April 30, 2006, we issued 829,700 shares of common stock to former employees upon the exercise of warrants issued to them while employees of our company. The purchase price of these shares was $738,433.

As discussed in Note 18, we also issued 6,000,000 shares of common stock in a private placement transaction during the fiscal year ended April 30, 2006.

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

During the fiscal year ended April 30, 2005, we issued 200,000 shares of common stock to a former employee and current director upon the cashless exercise of warrants issued to him while an employee of our company.

Stock Warrants Issued and Repurchased

In fiscal 2002, we issued warrants related to the financing of debt used for the acquisition of Smith & Wesson Corp., as incentive bonuses to employees and directors, and as compensation to outside consultants.

In consideration for past services to our company, including services rendered in connection with the acquisition of Smith & Wesson Corp., we issued a common stock purchase warrant, dated May 11, 2001, to Robert L. Scott, a former officer and current director of our company (the “Scott Warrant”). The value of the warrant was expensed upon issuance. The Scott Warrant, which contained a cashless exercise provision, entitled Mr. Scott to purchase up to 5,000,000 shares of common stock at an exercise price of $0.89 per share, subject to adjustment as set forth therein, at any time from the date of issuance until five years from the date of issuance.

During the year ended April 30, 2005, Mr. Scott exercised 311,250 warrants on a cashless basis resulting in the issuance of 200,000 shares of common stock. As a result, at April 30, 2005, the unexercised Saltz and Scott warrants were 9,688,750 as shown in the table below. Subsequently, in May 2005, Mr. Scott determined to exercise these warrants on a gross basis and paid the $0.89 cash exercise price for the 200,000 shares received. As a result, Mr. Scott exercised 200,000 warrants on a gross exercise basis rather than 311,250 warrants on a cashless exercise basis. As a result, we reinstated 111,250 warrants as unexercised warrants in May 2005.

During May 2005, we amended Scott warrants and warrants issued to Mitchell Saltz, another form officer and current director (the “Saltz Warrants”), eliminating the cashless exercise feature, which permitted the warrants to be net share settled. The effect of this modification was determined not to cause incremental compensation cost.

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

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outlines the activity related to the warrants for the periods indicated:

	Years Ending April 30,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of year	1,320,000	$5.24	9,688,750	$0.89	10,000,000	$0.89
Warrants issued to investors and issued to a placement agent (Note 18)	—	—	1,320,000	$5.24	—	—
Reinstatement of warrants Mr. Scott previously exercised on a cashless basis and subsequently paid for in cash	—	—	111,250	$0.89	—	—
Exercised during the period	(1,200,000)	$5.33	(829,700)	$0.89	(311,250)	$0.89
Repurchased from Saltz and Scott	—	—	(8,970,300)	$0.89	—	—

Warrants outstanding, end of year	120,000	$4.36	1,320,000	$5.24	9,688,750	$0.89

Warrants exercisable, end of year	120,000	$4.36	1,320,000	$5.24	9,688,750	$0.89

Weighted average remaining life (in years)	3.4		0.8		1.1

17.	Stock Option and Employee Stock Purchase Plans

We have two Employee Stock Option Plans (“the SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael Golden, in connection with his employment as our President and Chief Executive Officer, during the fiscal year ended April 30, 2005.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2007, 2006, and 2005 are as follows:

	For the Years Ended April 30,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,908,167	$2.25	2,467,125	$1.30	2,389,092	$1.17
Granted during the year	95,000	$12.88	815,000	$4.60	1,015,000	$1.57
Exercised during the year	(379,309)	$1.63	(368,958)	$1.06	(647,216)	$1.14
Canceled/forfeited during the year	(47,496)	$3.59	(5,000)	$4.46	(289,751)	$1.53

Options outstanding, end of year	2,576,362	$2.71	2,908,167	$2.25	2,467,125	$1.30

Options exercisable, end of year	1,703,463	$2.36	1,456,503	$1.43	1,397,539	$1.08

As of April 30, 2007, there were 8,340,263 shares available for grant under the 2004 Incentive Stock Plan.

A summary of stock options outstanding, vested, and exercisable as of April 30, 2007 is as follows:

	Outstanding			Vested and Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable at	Average
	at April 30,	Remaining	Exercise	April 30,	Exercise
	2007	Contractual Life	Price	2007	Price

Range of Exercise Prices
$0.81 - $1.47	1,143,833	6.17 years	$1.18	795,501	$1.06
$1.48 - $4.46	1,157,529	7.65 years	$2.98	695,880	$2.35
$4.93 - $12.88	275,000	9.09 years	$7.92	212,082	$7.26

$0.81 - $12.88	2,576,362	7.15 years	$2.71	1,703,463	$2.36

The aggregate intrinsic value for outstanding options and for options that are vested and exercisable as of April 30, 2007 was $28,365,746 and $19,351,340, respectively.

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2007, 2006, and 2005, 93,344, 137,868, and 191,002 shares, respectively, were purchased under the ESPP.

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

The following assumptions were used in valuing our options and ESPP:

	For the Years Ended April 30,
	2007	2006	2005

Stock option grants:
Risk-free interest rate	4.81%	4.21%	4.24%
Expected term	8.00 years	9.16 years	9.39 years
Expected volatility	71.0%	73.5%	78.0%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	5.09%	3.79%	2.08%
Expected term	6 months	6 months	14 months
Expected volatility	55.1%	55.3%	71.7%
Dividend yield	0%	0%	0%

We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black- Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2007, 2006, and 2005 was $9.54, $3.55, and $1.27, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2007, 2006, and 2005 was $4.22, $1.28, and $0.73, respectively.

During the year ended April 30, 2007, we granted 437,000 restricted stock units, or RSUs, consisting of shares of restricted common stock subject to time-based vesting to current employees. As of April 30, 2007, there were 425,000 restricted stock units outstanding as 12,000 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $811,131 for the twelve months ended April 30, 2007. As of April 30, 2007 there was approximately $2.2 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.

We recorded stock-based compensation expense related to SFAS 123(R) of approximately $2,740,000, $2,258,000, and $626,000 during fiscal 2007, 2006, and 2005, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2007, 2006, and 2005 was approximately $17,457,000, $4,443,000, and $951,000, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of shares vested in fiscal 2007, 2006, and 2005 was approximately $19.4 million, $9.3 million, and $4.0 million, respectively.

During fiscal 2005, modifications to certain options for 12 terminating employees were made to extend the exercise period of their vested options, which resulted in additional compensation expense being recorded of approximately $49,000. There were no modifications to options during fiscal 2007 or 2006.

At April 30, 2007, total unamortized fair value of stock options was approximately $899,000, which will be recognized over the remaining vesting period of two years.

On August 1, 2005, we granted an option to purchase 25,000 shares of our common stock to a consultant, which fully vested four months later on November 30, 2005. During the year ended April 30, 2006, we recorded the estimated fair value of this option grant, totaling approximately $118,000, to general and administrative expenses in the accompanying statement of income. We estimated the fair value of the option grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%, risk-free interest rate of 4.32%, an expected life of ten years and a dividend yield of 0%.

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

The exercise price for the Warrants was $5.33 per share. The Warrants became exercisable beginning on March 12, 2006 and were fully exercised in fiscal 2007.

We incurred issuance costs of $2,972,056, including the issuance of a warrant to purchase 120,000 shares of our common stock to the placement agent, having an initial fair value of $384,000. The exercise price of the placement agent’s warrants is $4.36 per share. The terms of the placement agent’s warrant are substantially the same as the Warrants sold to the investors except that it became exercisable on March 12, 2006 and expires on September 12, 2010.

The proceeds from the Private Placement were used to repurchase outstanding common stock warrants held by Mitchell A. Saltz and Robert L. Scott, who are directors of our company, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, another director of our company, pursuant to which Messrs. Saltz, Scott, and Melby agreed to sell to us, at our discretion under certain circumstances, an aggregate of 1,200,000 shares of our common stock, if requested by us, at a price per share of $5.33, which is equivalent to the exercise price of the Warrants. This call right was determined to not meet the requirements of an asset under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The shares were repurchased pursuant to this right during fiscal 2007.

Under the terms of the securities purchase agreement among us and the investors in the Private Placement, we are required to pay penalties if we fail to meet our obligations to register the Shares and shares issuable upon exercise of the Warrants. Specifically, if any of the following events (each an “Event”) occurs, we are required to pay cash as partial liquidated damages, which are equivalent to 1% per month of the then-outstanding principal amount of the aggregate purchase price, to the Private Placement investors: (i) if we fail to file a registration statement registering the Shares and shares issuable upon exercise of the Warrant or such registration statement is not declared effective on or prior to the dates specified in the securities purchase agreement; (ii) if, with certain exceptions, an investor is not permitted sell registered securities under the registration statement for any reason for

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

five or more trading days in any calendar quarter; (iii) if, with certain exceptions, our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of three trading days in any calendar quarter; (iv) if we fail to deliver a certificate evidencing any securities to an investor within three days after delivery of such certificate is required or the exercise rights of the investor pursuant to the Warrants are otherwise suspended for any reason; or (v) we fail to have available a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue shares upon any exercise of the Warrants. As a result of these registration rights and penalties and in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Stock,” we recorded the initial fair value of the Warrants and the placement agent’s warrants at the date of issuance, totaling $1,188,000, as financial instrument liabilities, $804,000 and $384,000, respectively, and the value of the Shares were recorded as temporary equity, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” through the quarter ended January 31, 2006.

Due in large part to the increase in value of our common stock from January 31 to March 1 of approximately 9%, we determined that it was appropriate to re-evaluate the accounting treatment for the Shares and Warrants issued in connection with the Private Placement. In connection with our evaluation, we utilized the services of an independent valuation service provider in order to determine and quantify the difference between the fair value of a registered versus unregistered share of our common stock as of March 1, 2006. This valuation was performed using the Black-Scholes model and resulted in a restricted stock discount of approximately 25% versus the total penalty of 19%, the maximum amount of damages we could be required to pay, on March 1, 2006. We determined that we would be economically compelled to pay the penalty rather than settling or retiring the Shares and Warrants. Therefore, as of March 1, 2006, we reclassified the Shares and Warrants from temporary equity and liabilities, respectively, to permanent equity.

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

As of April 30, 2007, all 1,200,000 investor warrants had been exercised and the 120,000 placement agent warrants were still outstanding.

19.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $901,000 for the fiscal year ended April 30, 2007, $696,000 for the fiscal year ended April 30, 2006, and $618,000 for the fiscal year ended April 30, 2005.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-contributory Profit Sharing Plan — We have a non-contributory profit sharing plan. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2007, we plan to contribute approximately $4.8 million. We contributed approximately $2.5 million for the fiscal year ended April 30, 2006 and approximately $2.4 million for the fiscal year ended April 30, 2005. Contributions are funded after the fiscal year-end.

We also have a defined contribution profit sharing plan covering substantially all Thompson/Center Arms employees based on certain eligibility criteria. The Board of Directors, at its discretion, determines contributions to be made from net income of Thompson/Center Arms. We assumed an $800,000 liability related to this plan as of January 3, 2007 and expect to make payment to the employees in fiscal 2008.

20.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfather provision provides varying degrees of coverage based upon years of service. There are currently seven retirees covered by the program and eight active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The post-retirement medical liability was approximately $230,000 as of April 30, 2007 and approximately $233,000 as of April 30, 2006.

SFAS No. 158 requires that we measure the funded status of our plan as of our year end date and became effective in fiscal 2007. The effect of this statement is reflected in the following presentation of our defined benefit plans. Upon adoption of this standard, we recorded an increase of $72,651 to accumulated other comprehensive income, thus reducing the accrued post-retirement liability.

The following table sets forth the post-retirement medical amounts recognized in our post-retirement medical benefit plan:

	For the Years Ended April 30,
	2007	2006

Change in benefit obligation:
Net benefit obligation at beginning of year	$219,706	$217,343
Service cost	1,893	1,832
Interest cost	10,915	10,027
Actuarial loss/(gain)	(58,955)	(3,572)
Benefits paid	(16,033)	(5,924)

Net benefit obligation at end of year	$157,526	$219,706

Reconciliation of funded status:
Funded status at end of year	$(157,526)	$(219,706)
Unrecognized actuarial gain	—	(13,696)

Net amount recognized at end of year	$(157,526)	$(233,402)

The current portion of the post-retirement medical plan as of April 30, 2007 and 2006 was $21,014 and $42,719, respectively.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic post-retirement benefit loss/(income) includes the following components:

	2007	2006	2005

Service cost	$1,893	$1,832	$3,841
Interest cost	10,915	10,027	10,581
Recognized actuarial gain	—	—	(47,826)

Net periodic benefit loss/(income)	$12,808	$11,859	$(33,404)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.1% and 5.7% at April 30, 2007 and 2006, respectively.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2007, with the rate grading down to an ultimate rate of 5.0% in fiscal 2014. In fiscal 2005, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006, with the rate grading down to an ultimate rate of 5% in fiscal 2013.

For the fiscal years ended April 30, 2007 and 2006, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2008 — $38,000, 2009 — $33,000, 2010 — $21,000, 2011 — $27,000, 2012 — $9,000, and 2013 through 2017 — $19,000.

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered six current and former executives at April 30, 2007. Benefits under this plan are paid monthly (currently monthly benefit is $2,863 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan whereby all future obligations are paid by the Company. As of April 30, 2007, $979,618 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 5.436% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments are as follows: 2008 — $137,000, 2009 — $126,000, 2010 — $103,000, 2011 — $103,000, 2012 — $103,000, and thereafter — $650,000.

Under the executive plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of April 30, 2007, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit. Two current employees are eligible to receive the health insurance portion of the plan upon retirement. Based on an independent analysis done to determine the future liability of the plan, we have accrued for $17,403 and expensed $4,351 in post-retirement medical cost during the year ended April 30, 2007. This valuation used active census data and the net periodic post-retirement benefit cost for fiscal 2007 uses a disclosure discount rate of 5.75%.

The impact of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was not reflected as of April 30, 2007, as the plan has an immaterial amount of post-65 drug benefits and likely would not qualify for the federal subsidy period.

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

Income tax expense consists of the following:

	For the Years Ended April 30,
	2007	2006	2005

Current:
Federal	$8,659,875	$493,892	$77,930
State	1,200,925	582,811	328,955

Total current	9,860,800	1,076,703	406,885
Deferred:
Deferred federal and state	(2,200,932)	4,242,056	3,182,444
Change in valuation allowance	(42,038)	(256,142)	(162,839)

Total deferred	(2,242,970)	3,985,914	3,019,605

Total income tax expense	$7,617,830	$5,062,617	$3,426,490

The following presents a reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements:

	For the Years Ended April 30,
	2007	2006	2005

Federal income taxes expected at 35% (34% for 2005) statutory rate	$7,202,918	$4,817,469	$2,949,652
State income taxes, less federal income tax benefit	444,171	365,484	260,190
Employee Stock Purchase Plan	97,768	55,159	24,168
Other	88,400	(6,560)	10,790
Business meals and entertainment	87,644	57,838	43,511
Export sales benefit	(38,500)	(56,527)	(40,111)
Depreciation-permanent	(21,736)	(35,695)	(48,302)
SFAS 123(R) adjustment	—	224,136	60,826
Domestic production activity deduction	(150,500)	—	—
Research and development tax credit	(92,335)	—	—
Federal net operating loss adjustment	—	—	10,254
Deferred tax rate change	—	(358,687)	—
Section 382 NOL Limitation	—	—	155,512

Total income tax expense	$7,617,830	$5,062,617	$3,426,490

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises in fiscal 2007, 2006, and 2005. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Pursuant to SFAS 123(R), the additional tax benefit associated with the “windfall” is not recognized until the deduction reduces taxes payable. In fiscal 2007 and 2006, since the tax benefit does reduce our current taxes payable due to net operating loss utilization, there are no “windfall” tax benefits remaining in our net operating loss carryforwards. However, since the tax benefit does not reduce our current taxes payable in fiscal 2005 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for fiscal 2005. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal 2005 are $200,000.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2007	2006

Current tax assets (liabilities):
Environmental reserves	$28,751	$9,815
Inventory reserves	2,242,097	1,607,947
Product liability	1,050,058	(1,190,347)
Accrued expenses, including compensation	4,015,443	2,123,605
Warranty reserve	604,945	481,676
Other	102,313	442,510
Property taxes	(126,214)	(128,522)

Net deferred tax asset — current	$7,917,393	$3,346,684

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$324,977	$1,247,599
Environmental reserves	221,190	221,447
Product liability	1,156,785	2,237,611
Accrued expenses, including compensation	793,157	513,006
Warranty reserve	94,005	87,341
SFAS 123(R) compensation	4,379,864	3,603,508
Property, plant and equipment	(2,242,243)	(248,691)
Intangible assets	(28,321,412)	—
Other	29,034	(261,589)
Less valuation allowance	(25,761)	(42,038)

Net deferred tax asset (liability) — non-current	$(23,590,404)	$7,358,194

Net tax asset (liability) — total	$(15,673,011)	$10,704,878

The net tax assets (liabilities) changed substantially during the year ended April 30, 2007 primarily as a result of the acquisition of Bear Lake Acquisition Corp. in January 2007. As required by FASB Statement No. 109, we recorded tax assets or liabilities for the temporary differences between book value and tax bases in assets and liabilities on the purchase date.

We had federal net operating loss carryforwards amounting to $2.5 million, $4.2 million, and $10.9 million as of April 30, 2007, 2006, and 2005, respectively. The April 30, 2007 net operating loss expires in years 2019 and 2020. Utilization of these losses is limited by Section 382 of the Internal Revenue Code to $108,161 per year. In fiscal 2005, it was determined that $457,388 of net operating loss carryforwards will expire unutilized. Therefore, the related deferred tax asset of $155,512 was reversed to tax expense in fiscal 2005. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward. Federal net operating losses have reduced the overall net deferred tax liability of $15.7 million by $324,977 as of April 30, 2007 and increased the net deferred tax asset of $10.7 million by $1.2 million as of April 30, 2006.

State net operating loss carryforwards amounted to $1.2 million and $6.5 million of April 30, 2006 and 2005, respectively. There were no state net operating loss carryforwards as of April 30, 2007. We have reserved

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $26,000 against non-current deferred taxes for a capital loss carryforward, which we do not anticipate using prior to its expiration.

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

In the fiscal years ended April 30, 2007, 2006 and 2005, we paid $65,798, $0, and $4,535, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $25,000, $15,000, and $0, respectively, in those fiscal years in settlement fees relative to product liability cases.

In fiscal 2007, 2006, and 2005, we recorded expense (income) of $159,052, $87,734, and ($2.9 million), respectively, to recognize changes in our product and municipal litigation liability. The income in fiscal 2005 was due to a reduction in reserves due to favorable outcomes in product and municipal cases, as well as to reflect the initiation of insurance coverage.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The rulings in the following cases are pending as of April 30, 2007:

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument is not yet scheduled.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. Trial is scheduled to begin on June 15, 2009. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009. Plaintiff’s response was filed on May 22, 2007. Defendants’ reply was filed on June 21, 2007. Oral argument is not yet scheduled.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the 2006 Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants had until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600,000 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006, wherein both parties presented their final arguments. No decision has been issued to date.

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

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Crois. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been postponed. No new trial date has been scheduled by the court.

The following cases are related to Thompson/Center Arms which was acquired on January 3, 2007. With the exception of the Bailey case, all of the following cases were active at the time of acquisition:

Ted and Amanda Fink v. Thompson/Center Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs name as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability doctrine. Plaintiffs further allege that defendants negligently and/or wantonly designed, manufactured, sold, imported and/or distributed their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Discovery is ongoing. Trial has not yet been scheduled.

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. Trial is scheduled to begin September 17, 2007.

Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005, and alleges that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs assert product liability claims. The plaintiffs are seeking an unspecified amount of compensatory damages. On December 13, 2005 Thompson/Center Arms filed an answer denying all allegations of liability. Discovery is complete. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The court is still considering dismissal of the remaining warnings claim. Trial is scheduled to begin on November 5, 2007.

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. Discovery is ongoing. Trial is not yet scheduled.

Andrew Bailey v. Thompson/Center Arms Company, Inc. in the Court of Common Pleas for Knox County, Ohio. The complaint in this matter which was previously dismissed without prejudice was re-filed on May 11, 2007. Plaintiff asserts product liability claims relating to the catastrophic failure of plaintiff’s muzzleloader. Plaintiff seeks unspecified damages in excess of the $25,000 jurisdictional limit. On June 6, 2007, Thompson/Center Arms filed an answer to plaintiff’s re-filed complaint denying all allegations of liability. Discovery is ongoing. Trial has not yet been scheduled.

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

We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency (“EPA”) and/or individual states under CERCLA or a state equivalent at one site.

We had reserves of $652,000 as of April 30, 2007 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1.75 million, resulting in a net gain of $1.7 million. The terms of the sale included a cash payment of $750,000 at the closing and a promissory note for the remaining $1.0 million. The note was collateralized by a mortgage on the sold property. This note was due in 2022 and accrued interest at a fixed rate of 6.0% per annum. This note was paid in full by the SRA during October 2006.

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

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We have approximately $177,000 of reserves related to safety and environment testing as of April 30, 2007. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Rental Leases

We lease office space in Scottsdale under an operating lease, which expires in January 2011, photocopiers at our Springfield and Rochester locations with various expiration dates, modular building space in our Rochester location that expires in January 2009, and vehicles for our national sales force. As of April 30, 2007, the lease commitments were approximately as follows:

For the Years Ended April 30,	Amount

2008	$452,000
2009	220,000
2010	136,000
2011	83,000
2012	32,000
Thereafter	—

$923,000

Rent expense in the fiscal years ended April 30, 2007, 2006, and 2005 was approximately $413,000, $215,000, and $181,000, respectively.

We relocated into a new Scottsdale location on August 1, 2005 and entered into a 65-month lease agreement for the space. The lease expense for fiscal year 2007 is approximately $69,000, 2008 is $71,000, 2009 is $73,000, 2010 is $75,000 and 2011 is $45,000.

SMITH & WESSON HOLDING CORPORATION and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2007 and fiscal 2006. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$47,604,449	$50,784,461	$53,877,676	$82,571,121	$234,837,707
License revenue	398,385	598,035	488,947	228,958	1,714,325
Gross profit	16,678,115	16,054,678	16,995,917	26,609,125	76,337,835
Income from operations	5,882,904	5,344,468	3,618,546	9,582,744	24,428,662
Net income	$3,369,316	$2,854,964	$1,551,340	$5,186,314	$12,961,934
Per common share
Basic	$0.09	$0.07	$0.04	$0.13	$0.33
Diluted	$0.08	$0.07	$0.04	$0.12	$0.31
Market price (high-low)	$9.10-5.90	$14.85-8.00	$14.40-9.61	$15.45-10.99	$15.45-5.90

	For the Year Ended April 30, 2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$31,849,723	$35,536,967	$38,635,764	$51,852,263	$157,874,717
License revenue	799,977	482,213	418,462	473,255	2,173,907
Gross profit	9,598,889	10,544,802	11,273,016	18,190,292	49,606,999
Income from operations	4,816,741	1,238,087	1,878,312	6,611,179	14,544,319
Net income	$2,687,263	$692,377	$1,122,294	$4,199,645	$8,701,579
Per common share
Basic	$0.08	$0.02	$0.03	$0.11	$0.24
Diluted	$0.07	$0.02	$0.02	$0.11	$0.22
Market price (high-low)	$6.95-2.79	$6.26-4.15	$5.13-3.50	$6.89-4.39	$6.95-2.79

24.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2005 (in thousands, except per share data):

	Fiscal	Fiscal
	2007	2006

Revenue	$287,674,732	$224,879,285
Net income	$14,960,171	$4,836,167
Net income per share	$0.37	0.13

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2007, 2006 and 2005

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,

2007
Allowance for doubtful accounts	$75,000	$32,178	$155,000	(2)	$(115,824)	$146,354
Inventory reserve	2,391,683	934,890	1,119,470	(2)	(155,853)	4,290,190
Deferred tax valuation allowance	42,038	(42,038)	25,761	(2)	—	25,761
Warranty reserve	1,484,350	1,931,346	233,914	(2)	(1,840,230)	1,809,380
Product liability	7,469,316	159,052	1,347,730	(3)	(25,000)	8,951,098
Workers compensation	1,297,331	599,386	78,943	(2)	(470,631)	1,505,029
Environmental	603,274	90,234	231,000	(2)	(95,097)	829,411

2006
Allowance for doubtful accounts	$75,000	$31,230	—		$(31,230)	$75,000
Inventory reserve	2,045,027	548,952	—		(202,296)	2,391,683
Deferred tax valuation allowance	298,179	(256,141)	—		—	42,038
Warranty reserve	1,639,545	1,263,000	—		(1,418,195)	1,484,350
Product liability	8,026,708	87,734	(630,126	)(1)	(15,000)	7,469,316
Workers compensation	1,758,705	154,916	—		(616,290)	1,297,331
Environmental	3,716,651	(3,045,508)	—		(67,869)	603,274

2005
Allowance for doubtful accounts	$100,000	$52,875	—		$(77,875)	$75,000
Inventory reserve	1,960,896	97,942	—		(13,811)	2,045,027
Deferred tax valuation allowance	461,018	(162,839)	—		—	298,179
Warranty reserve	1,742,917	1,539,400	—		(1,642,772)	1,639,545
Product liability	13,555,752	(505,439)	(4,534,489	)(1)	(489,116)	8,026,708
Workers compensation	1,250,004	833,455	186,774	(4)	(511,528)	1,758,705
Environmental	3,881,755	(44,500)	—		(120,604)	3,716,651

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

(2)	Increase in 2007 valuation accounts represents acquired balances as of January 3, 2007 relating to the Thompson/Center Arms acquisition.

(3)	Increase of $1,395,852 in product liability represents acquired balance as of January 3, 2007 relating to the Thompson/Center Arms acquisition offset by $48,122 decrease that was offset by a corresponding reduction in receivable from insurance carrier.

(4)	Represents reimbursement from insurance carrier for claims in excess of retention.