Form 10-Q
period 2007-07-31
SMITH & WESSON HOLDING CORP
filed 2007-09-10
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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

The registrant had 40,234,302 shares of common stock, par value $0.001, outstanding as of September 1, 2007.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2007	April 30, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,008,379	$4,065,328
Accounts receivable, net of allowance for doubtful accounts of $197,846 on July 31, 2007 and $146,354 on April 30, 2007	52,124,823	52,005,237
Inventories, net of excess and obsolescence reserve	41,239,542	32,022,293
Other current assets	7,934,743	4,154,595
Deferred income taxes	7,809,939	7,917,393
Income tax receivable	365,195	2,098,087

Total current assets	110,482,621	102,262,933

Property, plant and equipment, net	48,899,824	44,424,299
Intangibles, net	68,519,971	69,548,017
Goodwill	40,608,259	41,955,182
Other assets	10,469,635	10,066,997

	$278,980,310	$268,257,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,807,043	$22,636,163
Accrued expenses	11,154,386	9,479,490
Accrued payroll	6,590,790	7,370,804
Accrued taxes other than income	1,617,680	2,648,698
Accrued profit sharing	2,432,397	5,869,677
Accrued workers’ compensation	425,414	428,136
Accrued product liability	2,288,444	2,873,444
Accrued warranty	1,676,427	1,564,157
Deferred revenue	185,132	190,350
Current portion of notes payable	14,792,758	2,887,403

Total current liabilities	60,970,471	55,948,322

Deferred income taxes	21,527,515	23,590,404

Notes payable, net of current portion	120,069,452	120,538,598

Other non-current liabilities	10,450,245	9,074,905

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,329,534 shares issued and 40,129,534 shares outstanding on July 31, 2007 and 40,983,196 shares issued and 39,783,196 shares outstanding on April 30, 2007	41,330	40,983
Additional paid-in capital	46,670,943	44,409,668
Retained earnings	25,573,703	20,977,897
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	65,962,627	59,105,199

	$278,980,310	$268,257,428

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
For the Three Months Ended:

	July 31, 2007	July 31, 2006

Net product and services sales	$74,411,708	$47,604,449
License revenue	429,840	398,385
Cost of products and services sold	47,632,762	31,324,719

Gross profit	27,208,786	16,678,115

Operating expenses:
Research and development, net	412,537	168,094
Selling and marketing	6,650,446	4,711,932
General and administrative	10,336,871	5,915,185

Total operating expenses	17,399,854	10,795,211

Income from operations	9,808,932	5,882,904

Other income/(expense):
Other income/(expense), net	(37,166)	(123,737)
Interest income	20,692	30,711
Interest expense	(2,233,969)	(344,961)

Total other expense, net	(2,250,443)	(437,987)

Income before income taxes	7,558,489	5,444,917
Income tax expense	2,867,998	2,075,601

Net income	$4,690,491	$3,369,316

Weighted average number of common and common equivalent shares outstanding, basic	39,954,492	39,447,960

Net income per share, basic	$0.12	$0.09

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	48,056,811	41,045,839

Net income per share, diluted (Note 12)	$0.11	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended July 31, 2007

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at April 30, 2007	40,983,196	$40,983	$44,409,668	$20,977,897	$72,651	$(6,396,000)	$59,105,199
Exercise of employee stock options	196,801	197	471,052				471,249
Cashless exercise of warrants	34,857	35	(35)				—
Stock-based compensation			857,215				857,215
Tax benefit of stock-based compensation in excess of book deductions			933,158				933,158
Adjustment to initially apply FASB Interpretation No. 48				(94,685)			(94,685)
Net income for the three months ended July 31, 2007				4,690,491			4,690,491
Issuance of common stock under restricted stock unit awards	114,680	115	(115)				—

Balance at July 31, 2007	41,329,534	$41,330	$46,670,943	$25,573,703	$72,651	$(6,396,000)	$65,962,627

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended:

	July 31, 2007	July 31, 2006

Cash flows from operating activities:
Net income	$4,690,491	$3,369,316
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Amortization and depreciation	2,934,241	1,228,738
Loss (gain) on sale of assets	327	(6,209)
Provision for losses on accounts receivable	51,492	7,500
Stock-based compensation expense	857,215	691,050
Changes in operating assets and liabilities:
Accounts receivable	(171,078)	342,424
Inventories	(9,217,249)	(4,054,695)
Other current assets	(3,780,148)	313,902
Income tax receivable	1,732,892	66,077
Accounts payable	(2,829,120)	(96,620)
Accrued payroll	(780,014)	(1,643,647)
Accrued profit sharing	(3,437,280)	(1,355,794)
Accrued taxes other than income	(1,031,018)	(48,864)
Accrued other expenses	1,674,896	242,898
Accrued income taxes	—	1,498,640
Accrued workers’ compensation	(2,722)	19,550
Accrued product liability	(585,000)	(2)
Accrued warranty	112,270	(6,567)
Other assets	(623,203)	32,507
Other non-current liabilities	672,143	20,775
Deferred revenue	(5,218)	—

Net cash provided by (used for) operating activities	(9,736,083)	620,979

Cash flows from investing activities:
Payments to acquire patents	(11,050)	(14,055)
Proceeds from sale of property and equipment	3,650	6,514
Payments to acquire property and equipment	(6,116,462)	(3,410,079)

Net cash used for investing activities	(6,123,862)	(3,417,620)

Cash flows from financing activities:
Proceeds from loans and notes payable	7,815,455	5,000,000
Net borrowings under line of credit agreements	7,133,265	—
Debt issue costs	(37,620)	—
Proceeds from exercise of options to acquire common stock	471,249	141,750
Proceeds from exercise of warrants to acquire common stock	—	223,856
Tax benefit of stock-based compensation	933,158	372,599
Payments on loans and notes payable	(3,512,511)	(2,413,394)

Net cash provided by financing activities	12,802,996	3,324,811

Net increase (decrease) in cash and cash equivalents	(3,056,949)	528,170
Cash and cash equivalents, beginning of year	4,065,328	731,306

Cash and cash equivalents, end of period	$1,008,379	$1,259,476

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,417,003	$303,500
Taxes	286,821	107,617

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2007 and 2006

(1)	Basis of Presentation:

The consolidated balance sheet as of July 31, 2007, the consolidated statements of income for the three months ended July 31, 2007 and 2006, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2007, and the consolidated statements of cash flows for the three months ended July 31, 2007 and 2006 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Holding Corp., was July 28, 2007, a three-day variance to our reported fiscal quarter end of July 31, 2007. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2007 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2007 has been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2007. The results of operations for the three months ended July 31, 2007 may not be indicative of the results that may be expected for the year ended April 30, 2008 or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements related to accounts payable and accrued expenses have been reclassified to conform to the current periods’ presentation.

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

On January 3, 2007, we purchased all the outstanding stock of Thompson/Center Holding Corp. (formerly Bear Lake Acquisition Corp.). This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.

(3)	Significant Accounting Policies

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Product sales account for a substantial portion of our revenues. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers. We recognize these revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services performed and billed. We recognize trademark-licensing revenues for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize as revenues non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments upon contract signing, but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include allowances for discounts and returns on sales; the valuation of goodwill, other intangible assets, and tangible long-lived assets; estimates used in accounting for acquisitions; assumptions used involving share-based payment instruments; and accruals for tax liabilities, warranty, product liability, workers’ compensation, deferred compensation, environmental liability, excess and obsolete inventory, and medical claims payable. Actual results could differ from those estimates.

Acquisitions — In accordance with the purchase method of accounting, we determine and record the fair values of assets acquired and liabilities assumed as of the date of the acquisition. We utilize an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. We allocate costs to acquire the business, including transaction costs, to the fair value of net assets acquired. We record as goodwill any excess of the purchase price over the estimated fair value of the net assets acquired.

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

(4)	Debt:

Credit Facilities — In January 2005, we refinanced our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. We amended this arrangement in November 2006. At July 31, 2007, the credit facility consisted of the following:

(1) A revolving line of credit of up to a maximum amount of the lesser of (a) $17 million, or (b) the sum of (i) 85% of the net amount of eligible accounts receivable, plus (ii) the lesser of (A) $6 million or (B)(1) 60% of Smith & Wesson Corp.’s (“SWC”) eligible finished goods inventory, plus (2) 70% of SWC’s eligible raw materials , plus (3) 40% of SWC’s eligible finished parts inventory. The line of credit will be available until September 30, 2007 for working capital needs and bears interest at a variable rate equal to prime or LIBOR. There was $2.0 million outstanding as of July 31, 2007 bearing an interest rate of 8.25% per annum.

(2) A seven-year, $12.1 million term loan, which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.

(3) A ten-year, $5.9 million term loan, which bears interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014, with a balloon payment due on January 11, 2015 of $3,975,611.

(4) A $30.0 million acquisition loan commitment bearing interest at a variable rate equal to prime or LIBOR plus a rate amount based on our leverage ratio. As of July 31, 2007, the rate in effect was LIBOR plus 1.75% per annum. We had $28.0 million outstanding on the acquisition loan as of July 31, 2007 bearing an interest rate of 7.07% per annum. Interest must be paid on the principal until the conversion date of November 8, 2008, at which time 1/60th of the outstanding principal plus interest is due monthly until the maturity date of November 8, 2013.

In addition to the credit facility with TD BankNorth, we entered into a revolving line of credit for Thompson/Center Arms with Citizens Bank of Massachusetts, of up to the maximum amount of the lesser of (a) $15.0 million; or (b) (i) 80% of the eligible receivables; (ii) plus the lesser of $6.0 million or 60% of eligible finished goods and 15% of raw material inventory, with no more than $750,000 coming from advances of raw material minus (iii) letter of credit exposure. The line of credit will be available until April 18, 2010 and bears interest at a variable rate equal to prime or LIBOR plus 250 basis points. There was approximately $7.1 million outstanding as of July 31, 2007 bearing an interest rate of 8.25% per annum.

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

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We are required to pay additional interest on the Notes if we default on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration rights agreement required that the Securities and Exchange Commission declare the registration statement effective by June 14, 2007. As the registration did not become effective until June 26, 2007, additional interest of approximately $260,000 accrued on these Notes.

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

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement, we are required to file covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with our senior lender, and (2) three times LTM EBTIDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD BankNorth.

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

(5)	Inventory:

The following sets forth a summary of inventories, stated at lower of cost or market as of July 31, 2007 and April 30, 2007:

	July 31,	April 30,
	2007	2007

Finished goods	$13,167,460	$7,885,344
Finished parts	17,098,102	14,779,401
Work in process	6,929,502	5,499,478
Raw material	4,044,478	3,858,070

	$41,239,542	$32,022,293

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Other Assets:

Other assets consisted of the following as of July 31, 2007 and April 30, 2007:

	July 31,	April 30,
	2007	2007

Receivable from insurers	$4,521,636	$3,939,284
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	74,500	68,300
Debt issue costs	4,315,225	4,523,535
Excess workers’ compensation insurance receivable	135,041	135,041
Other prepaid expenses	22,396	—
Split dollar life insurance	1,046,936	1,046,936

Total other assets	$10,469,635	$10,066,997

(7)	Goodwill:

The changes in the carrying amount of goodwill during the three months ended July 31, 2007, are as follows:

Balance as of April 30, 2007	$41,955,182
Purchase accounting adjustments	(1,346,923)

Balance as of July 31, 2007	$40,608,259

Purchase accounting adjustments during the three months ended July 31, 2007 were primarily related to the impact on deferred taxes for a reduction in estimated state tax rates.

(8)	Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the three months ended July 31, 2007 and 2006, advertising expense was approximately $2,935,000 and $1,783,000, respectively.

(9)	Warranty Reserve:

We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2007 and 2006 was $562,354 and $345,643, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in accrued warranties for the three months ended July 31, 2007 and 2006 was as follows:

	Three Months Ended
	July 31, 2007	July 31, 2006

Beginning Balance	$1,809,380	$1,484,350
Warranties issued and adjustments to provisions	562,354	345,643
Warranty claims	(454,288)	(353,853)

Ending Balance	$1,917,446	$1,476,140

(10)	Self-Insurance Reserves:

As of July 31, 2007 and April 30, 2007, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $11.7 million and $11.6 million, respectively, of which approximately $7.6 million and $7.0 million, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of approximately $4.1 million and $4.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were approximately $2.4 million and $1.1 million for the three months ended July 31, 2007 and 2006, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2007 and April 30, 2007, we had product liability and municipal litigation reserves of approximately $9.0 million, consisting entirely of estimated legal defense costs, of which approximately $6.7 million and $6.1 million, respectively, has been included in other non-current liabilities, and the remaining amounts of approximately $2.3 million and $2.9 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $4.5 million has been classified as other assets and the remaining $165,000 has been classified as other current assets.

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

In the three months ended July 31, 2007, defense costs of $3,000 were incurred and were paid directly by our insurance carriers. Consequently, we have reduced our product liability and municipal litigation reserves and our receivable from insurers by $3,000.

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

The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2007.

NEW CASES

No new cases of a material nature were filed against us during the three months ended July 31, 2007.

CASES ON APPEAL

The rulings in the following cases are subject to certain pending appeals:

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009. Plaintiff’s response was filed on May 22, 2007. Defendants’ reply was filed on June 21, 2007. Oral argument has been scheduled for October, 1, 2007.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the 2006 Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants had until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument has been scheduled for September 21, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PENDING CASES

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument has been scheduled for October 3, 2007.

Oren Gorden v. Smith&Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been postponed. No new trial date has been scheduled by the court. On August 15, 2007 the court issued an order setting a status conference for September 5, 2007. The plaintiff has filed a motion to continue the conference date. No new conference date has been scheduled by the court.

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. The trial was scheduled to begin September 17, 2007. On July 24, 2007, the court allowed the parties to reschedule the trial for January 22, 2008.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities and Exchange Commission (“SEC”) Investigation

The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the three months ended July 31, 2007.

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

We had reserves of $652,000 as of July 31, 2007 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We have approximately $99,145 of reserves related to safety and environment testing as of July 31, 2007. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Deferred Compensation

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered six current and former executives at July 31, 2007. Benefits under this plan are paid monthly (currently monthly benefit is $2,863 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of July 31, 2007, $954,119 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 5.436% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments are as follows: 2008 — $137,000, 2009 — $126,000, 2010 — $103,000, 2011 — $103,000, 2012 — $103,000, and thereafter — $650,000.

Under the executive plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of July 31, 2007, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit. Two current employees are eligible to receive the health insurance portion of the plan upon retirement. Based on an independent analysis done to determine the future liability of the plan, we recorded a liability of $15,207, expensing $3,263 in post-retirement medical cost during the three months ended July 31, 2007. This valuation used active census data and the net periodic post-retirement benefit cost for fiscal 2007 uses a discount rate of 5.75%.

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

Outstanding Letters of Credit/Restricted Cash — We have outstanding letters of credit and restricted cash totaling approximately $3.7 million as of July 31, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Stockholders’ Equity:

Common Stock

During the three months ended July 31, 2007, options or warrants were exercised and common stock issued as follows:

(a) We issued 196,801 shares of common stock having a market value of $3,424,162 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $471,249.

(b) In June 2007, we issued 34,857 shares of common stock having a market value of $515,884 to the placement agent of our September 2005 private equity offering as part of a cashless exercise of warrants further described below.

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2007 and 2006:

	For the Three Months Ended July 31,
	2007			2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic income earnings per share	$4,690,491	39,954,492	$0.12	$3,369,316	39,447,960	$0.09
Effect of dilutive stock options and warrants	—	1,617,235	(0.01)	—	1,597,879	(0.01)
Effect of assumed conversion of convertible debt	427,808	6,485,084	—	—	—	—

Diluted income earnings per share	$5,118,299	48,056,811	$0.11	$3,369,316	41,045,839	$0.08

Stock Warrants Issued and Repurchased

On September 12, 2005, we issued 1,200,000 warrants to investors as part of a private placement offering. We also issued 120,000 warrants to the placement agent. The 1,200,000 warrants issued to investors had an expiration date of September 2006 and all warrants were exercised prior to expiration. In June 2007, the placement agent exercised 50,000 warrants on a net exercise cashless basis, netting 34,857 shares. The remaining 70,000 warrants expire September 12, 2010.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outlines the activity related to the warrants for the periods indicated:

	For the Three Months Ended July 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	120,000	$4.36	1,320,000	$5.24
Warrants exercised during the period	(50,000)	$4.36	(42,000)	$5.33

Warrants outstanding, end of the period	70,000	$4.36	1,278,000	$5.24

Warrants exercisable, end of the period	70,000	$4.36	1,278,000	$5.24

Weighted average remaining life	3.1 years		192 days

Incentive Compensation and Employee Stock Purchase Plans

We have two Incentive Stock Plans (“the ISPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the ISPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the ISPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the ISPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date on which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. During the three months ended July 31, 2007 and 2006, no grants were made to purchase shares.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options granted under the SOPs and an employee grant outside of the SOPs for the three months ended July 31, 2007 and 2006 are as follows:

	For the Three Months Ended July 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of the period	2,576,362	$2.36	2,908,167	$2.25
Granted during the period	—	—	—	—
Exercised during the period	(196,801)	$2.39	(175,000)	$0.81
Canceled/forfeited during the period	(6,666)	4.46	—	—

Options outstanding, end of the period	2,372,895	$2.73	2,733,167	$2.34

Options exercisable, end of the period	1,757,078	$2.69	1,598,188	$2.04

A summary of stock options outstanding, vested, and exercisable at July 31, 2007 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31	Contractual Life	Exercise Price	July 31	Exercise Price

Range of Exercise Prices
$0.81 — $ 1.47	1,041,334	5.97	$1.20	734,668	$1.08
$1.48 — $ 4.46	1,088,561	7.40	$2.96	818,578	$2.74
$4.93 — $12.88	243,000	8.91	$8.31	203,832	$8.29

$0.81 — $12.88	2,372,895	6.93	$2.73	1,757,078	$2.69

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the three months ended July 31, 2007 and 2006, no shares were purchased under the ESPP.

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

There were no options granted during the three months ended July 31, 2007 or 2006. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was approximately $857,000 and $691,000 for the three months ended July 31, 2007 and 2006, respectively. Stock-based compensation expense is included in general and administrative expenses.

During the three months ended July 31, 2007, we granted 148,500 restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $382,000 for the three months ended July 31, 2007. During the three months ended July 31, 2007, we issued 114,680 shares of common stock under RSUs that had vested during the three months with a total market value of $1.9 million. As of July 31, 2007, there was approximately $3.8 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.5 years.

Stockholder Rights Plan

On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we made a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share. The dividend is payable to stockholders of record at the close of business on August 26, 2005. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, of the Company (the “Preferred Stock”) at a price of $36.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 25, 2005, as the same may be amended from time to time (the “Rights Agreement”), between us and Interwest Transfer Company, Inc., as Rights Agent.

In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of July 31, 2007, we have not had any such changes which would have resulted in the execution of the stockholder rights plan.

(13)	Uncertain Income Tax Positions

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on May 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as an approximately $95,000 charge to the retained earnings balance as of May 1, 2007. In addition, during the three months ended July 31, 2007, we recorded approximately $55,000 of additional income tax expense related to uncertain tax positions identified during implementation of FIN 48. The full value of our unrecognized tax benefits of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $823,000 at May 1, 2007 has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. If this amount were recognized, it would favorably impact the effective tax rate for the period of recognition. During the three month period ending July 31, 2007, we increased the liability for income taxes associated with uncertain tax positions by approximately $17,000 for a total of approximately $840,000 at July 31, 2007. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at July 31, 2007.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties included in the total $840,000 liability recorded in the consolidated balance sheet at July 31, 2007 was approximately $69,000.

With limited exception, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by a number of state and federal tax authorities and anticipate these audits will be completed by the end of fiscal 2008. We do anticipate an increase every quarter to the total amount of unrecognized tax benefits.

(14)	Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. As required by EITF Issue No. 06-03, we adopted this new accounting standard for the interim period beginning May 1, 2007. The adoption of EITF Issue 06-03 did not have any impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on May 1, 2007. See Note 13 for information pertaining to the effects of adoption.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on our financial position, results of operations, or cash flows.

(15)	Pro Forma Results

The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2006:

	For the Three Months
	Ended July 31,
	2007	2006

Revenue	$74,841,548	$63,543,352
Net income	$4,690,491	$3,317,208
Net income per share	$0.12	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2007. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.

First Quarter Fiscal 2008 Highlights

Net product sales for the three months ended July 31, 2007 were $74.4 million, a $26.8 million, or 56.3%, increase over net product sales of $47.6 million for the three months ended July 31, 2006. Excluding the effect of the Thompson/Center Arms acquisition, net product sales increased $8.4 million, or 17.6%. Firearms sales, our core business, increased for the three months by $24.9 million, or 55.2%, over the three months ended July 31, 2006. Again, excluding Thompson/Center Arms, the increase in firearms was $8.1 million, or 17.8%, due primarily to an increase in revolver sales, as discussed below.

Gross profit as a percentage of net revenue was 36.3% for the three months ended July 31, 2007. This was consistent with gross profit in the fourth quarter of fiscal 2007, excluding acquisition-related charges, and a significant improvement over the 34.7% gross profit percentage for the three months ended July 31, 2006.

Net income for the three months ended July 31, 2007 was $4.7 million compared with $3.4 million for the three months ended July 31, 2006.

Restatement/SEC Inquiry

In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and July 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the July quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the three months ended July 31, 2007.

Results of Operations

Net Product and Services Sales

The following table sets forth certain information relating to net product and services sales for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Revolvers	$19,568,981	$14,098,090	$5,470,891	38.8%
Pistols	17,545,132	17,345,254	199,878	1.2%
Walther	5,896,702	5,844,382	52,320	0.9%
Performance Center	1,777,071	2,054,619	(277,548)	(13.5)%
Engraving	1,836,091	2,387,223	(551,132)	(23.1)%
Hunting Rifles	13,628,188	—	13,628,188	100.0%
Tactical Rifles	4,451,908	2,137,183	2,314,725	108.3%
Shotguns	1,033,396	—	1,033,396	100.0%
Other	4,384,661	1,315,161	3,069,500	233.4%

Total Firearms	70,122,130	45,181,912	24,940,218	55.2%
Handcuffs	1,418,649	1,329,011	89,638	6.7%
Specialty Services	1,704,194	559,864	1,144,330	204.4%
Other	1,166,735	533,662	633,073	118.6%

Non-Firearms	4,289,578	2,422,537	1,867,041	77.1%

Total	$74,411,708	$47,604,449	$26,807,259	56.3%

We recorded net product and services sales of $74,411,708 for the three months ended July 31, 2007, an increase of $26,807,259, or 56.3%, over the three months ended July 31, 2006. Firearms sales increased by $24,940,218, or 55.2%, over the comparable three months last year. Non-firearm sales for the three months ended July 31, 2007 increased by $1,867,041, or 77.1%, over the three months ended July 31, 2006 due almost entirely to the acquisition of Thompson/Center Arms. Thompson/Center Arms performs castings services for third parties and operates a retail store in Rochester, New Hampshire.

Revolver sales increased by $5,470,891, or 38.8%, for the three months ended July 31, 2007 to $19,568,981, over the three months ended July 31, 2006. The increase resulted from a 34.9% increase in units sold, primarily in the sporting trade channel. Revolver prices were increased by approximately 4% on average at the beginning of the fiscal year. The revolver order backlog was $7,394,554 at July 31, 2007.

Pistol sales of $17,545,132 were $199,878, or 1.2%, higher for the three months ended July 31, 2007 than for the three months ended July 31, 2006. The three months ended July 31, 2006 included $4,671,000 in pistol sales to the Afghanistan National Police. There were no shipments to Afghanistan in the three months ended July 31, 2007. The pistol order backlog was at $4,374,706 at July 31, 2007.

We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $52,320, or 0.9%, for the three months ended July 31, 2007 over the three months ended July 31, 2006. Walther order backlog was $1,956,750 at July 31, 2007.

Performance Center sales decreased by $277,548, or 13.5%, for the three months ended July 31, 2007 to $1,777,071 from the three months ended July 31, 2006 due to timing on revolver shipments. The Performance Center had an order backlog of $2,423,844 at July 31, 2007.

Engraving sales decreased by $551,132, or 23.1% to $1,836,091 for the three months ended July 31, 2007 compared with the three months ended July 31, 2006 due to product mix. Actual units sold increased by 20% in the three months ended July 31, 2007 compared with the three months ended July 31, 2006.

We entered the hunting rifle market with the acquisition of Thompson/Center Arms on January 3, 2007. During the three months ended July 31, 2007, sales of hunting rifles were $13,628,188. Hunting rifles had an order backlog of $29,008,890.

We began shipments of our M&P 15 tactical rifle in February 2006. Sales of our M&P 15 rifles were $4,451,908 for the three months ended July 31, 2007, a $2,314,725 or 108.3% increase over the three months ended July 31, 2006. We have moved assembly of the M&P 15 in-house in order to better control our delivery capability and reduce costs. To date, 91 police agencies have either selected the M&P 15 or approved the M&P 15 for on-duty carry. The backlog for tactical rifles was $699,268 at July 31, 2007.

We began shipments of our fixed-action and semi-automatic shotguns in April 2007. These shotguns are manufactured to our specifications at dedicated facilities in Turkey by a strategic alliance partner. Sales of shotguns for the three months ended July 31, 2007 were $1,033,396. Shotguns had an order backlog of $1,992,915.

Sales through our sporting goods distribution channel were approximately $45.4 million for the three months ended July 31, 2007, an increase of 41.0% over the comparable period last year. Law enforcement sales and federal government sales were approximately $5.5 million, a $5.4 million decrease from the three months ended July 31, 2006, reflecting the Afghanistan shipments in 2006 as well as a large order for the North Carolina Department of Corrections. International sales for the three months ended July 31, 2007 of $3.8 million were up slightly over the comparable period last year.

Licensing Revenue

The following table sets forth certain information relating to licensing revenue for the three months ended July 31, 2007 and 2006:

2007	2006	$ Change	% Change

$429,840	$398,385	$31,455	7.9%

Licensing revenue for the three months ended July 31, 2007 increased by $31,455, or 7.9%, over the three months ended July 31, 2006. There were no new licensees added during the quarter, nor were there any terminations of agreements with existing licensees.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Cost of revenue	$47,632,762	$31,324,719	$16,308,043	52.1%
% net revenue	63.6%	65.3%
Gross profit	$27,208,786	$16,678,115	$10,530,671	63.1%
% net revenue	36.4%	34.7%

Gross profit for the three months ended July 31, 2007 increased by $10,530,671, or 63.1%, over the three months ended July 31, 2006. The higher sales volume was responsible for the increase in gross profit. Thompson/Center Arms accounted for $7,250,372 of the increase in gross profit. In addition, we realized substantial benefits because we leveraged our fixed costs. While sales excluding Thompson/Center Arms increased by 17.5% for the three months ended July 31, 2007, fixed costs (manufacturing salaries, depreciation, insurance, and utilities) only increased by 9.7%. Utility costs for the three months decreased by $23,514, or 2.1%, from the comparable period last year, reflecting lower rates on electricity. Depreciation expense for the three months increased by $251,776 over the three months ended July 31, 2006 as a result of the increased capital spending in fiscal 2007.

Gross profit, as a percentage of net product and services sales and license revenue, increased from 34.7% for the three months ended July 31, 2006 to 36.4% for the three months ended July 31, 2007.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Research and development, net	$412,537	$168,094	$244,443	145.4%
Sales and marketing	6,650,446	4,711,932	1,938,514	41.1%
General and administrative	10,336,871	5,915,185	4,421,686	74.8%
Operating expenses	$17,399,854	$10,795,211	$6,604,643	61.2%
% net revenue	23.2%	22.5%

Operating expenses for the three months ended July 31, 2007 increased by $6,604,643, or 61.2%, over the three months ended July 31, 2006, of which $4,828,091 was attributable to Thompson/Center Arms. The remaining increase of $1,776,552, or 16.5%, was primarily in general and administrative expense with a $1,428,163, or 24.1% increase due to $621,172 in higher compensation expense, $266,832 in higher profit sharing expense, and $166,164 in higher stock-based compensation expense. Sales and marketing expenses increased by $196,811 because of our investment in additional resources to increase our market penetration in the law enforcement and federal government channels. Research and development increased $151,578 due to efforts related to the expansion of our long gun product line.

Operating expenses, as a percentage of net product and services sales and license revenue, increased by 0.7% to 23.2% for the three months ended July 31, 2007 compared with the three months ended July 31, 2006.

Income from Operations

The following table sets forth certain information regarding income from operations for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Income from operations	$9,808,932	$5,882,904	$3,926,028	66.7%
% net revenue	13.1%	12.3%

Income from operations was $9,808,932 for the three months ended July 31, 2007, a $3,926,028, or 66.7%, increase over operating income of $5,882,904 for the three months ended July 31, 2006. The increase was due primarily to the higher sales volume, improved gross margins, and the acquisition of Thompson/Center Arms.

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the three months ended July 31, 2007 and 2006:

2007	2006	$ Change	% Change

$(37,166)	$(123,737)	$(86,571)	(70.0)%

Other expense totaled $37,166 for the three months ended July 31, 2007 compared with $123,737 for the three months ended July 31, 2006. Foreign exchange losses for the three months ended July 31, 2007 totaled $64,105 compared with an exchange loss of $132,063 for the three months ended July 31, 2006. The exchange activity resulted from inventory purchases from Walther, which are billed in euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.

Interest Income

The following table sets forth certain information regarding interest income for the three months ended July 31, 2007 and 2006:

2007	2006	$ Change	% Change

$20,692	$30,711	$(10,019)	(32.6)%

Interest income of $20,692 for the three months ended July 31, 2007 represented an increase of $10,019 over the three months ended July 31, 2006.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2007 and 2006:

2007	2006	$ Change	% Change

$2,233,969	$344,961	$1,889,008	547.6%

Interest expense increased for the three months ended July 31, 2007 by $1,889,008 due to the issuance of $108,000,000 in debt in December 2006 to acquire Thompson/Center Arms. Total debt outstanding as of July 31, 2007 was $134,862,210 compared with $123,426,001 on April 30, 2007. Approximately $13.0 million of the debt outstanding as of July 31, 2007 was short term.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2007 and 2006:

2007	2006	$ Change	% Change

$2,867,998	$2,075,601	$792,397	38.2%

Income tax expense of $2,867,998 for the three months ended July 31, 2007 increased $792,397 over income tax expense of $2,075,601 for the three months ended July 31, 2006. The effective rates for the three months ended July 31, 2007 and 2006 were 37.04% and 38.1%, respectively. The effective tax rate in fiscal 2008 excludes the impact of the FIN 48 adjustment (Note 13).

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Net income	$4,690,491	$3,369,316	$1,321,175	39.2%
Net income per share
Basic	$0.12	$0.09	$0.03	33.3%
Diluted	$0.11	$0.08	$0.03	37.5%

The increase in net income and net income per share for the three months ended July 31, 2007 over the three months ended July 31, 2006 resulted from the higher sales volume and improved gross margins partially offset by higher operating expenses.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain information relative to cash flow for the three months ended July 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Operating activities	$(9,736,083)	$620,979	$(10,357,062)	(1,667.9)%
Investing activities	(6,123,862)	(3,417,620)	(2,706,242)	79.2%
Financing activities	12,802,996	3,324,811	9,478,185	285.1%

Total	$(3,056,949)	528,170	$(3,585,119)	(678.8)%

On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors require short term borrowings in the first half of the year to cover cash used in operating and investing activities.

The $9,736,083 decrease in cash from operating activities for the three months ended July 31, 2007 was primarily a result of an $9,217,249 increase in inventory. As a result of factory capacity constraints, we traditionally build inventory in the first quarter in anticipation of increased demand later in the fiscal year, particularly in long guns. In addition, the improved fiscal 2007 profit performance over fiscal 2006 resulted in a $2,081,486 higher first quarter profit sharing payout than in the prior year first quarter. Finally, payments related to federal excise tax on guns were much higher in the first quarter of 2007 due to the higher April sales activity. Increased first quarter net income of $1,321,175 over the prior year offset some of the cash outflow for the quarter.

Cash used for investing activities increased by $2,706,242 for the three months ended July 31, 2007 over the three months ended July 31, 2006. Capital spending for the three months ended July 31, 2007 was $6,116,462 compared with $3,410,079 for the three months ended July 31, 2006, an increase of $2,706,383. We expect to spend approximately $17.7 million on capital expenditures in fiscal 2008. The major capital expenditures will focus on increasing pistol production capacity to meet increased demand, primarily our pistol product line, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.

The $9,478,185 increase in cash provided by financing activities for the three months ended July 31, 2007 resulted from an increase in short-term borrowings. Short-term bank borrowings totaled $9.1 million at July 31, 2007 compared with $3.0 million at July 31, 2006. The increase was attributable to higher capital spending and the increase in inventory levels. We paid $440,403 against the long-term notes payable to TD BankNorth, our primary bank, during the three months ended July 31, 2007.

As of July 31, 2007, we had $1,008,379 in cash and cash equivalents on hand. We have a $17.0 million credit facility with TD BankNorth to support letters of credit, working capital needs, and capital expenditures, of which $2.0 million was outstanding as of July 31, 2007. Although this line expires on September 30, 2007, it is our intention to renew the line and are working with the bank to do so. We also have a $15.0 million revolving line of credit with Citizens Bank to support letters of credit, working capital needs, and capital expenditures at our Thompson/Center Arms facility, of which $7.1 million was outstanding as of July 31, 2007.

On December 15, 2006, we issued an aggregate of $80,000,000 of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement. We used the net proceeds from the Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms, on January 3, 2007.

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year at an annual rate of 4% of the unpaid principal amount. The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. On or after December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Noteholders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company.

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we are required to file covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with its senior lender, and (2) three times LTM EBITDA (as defined in the Indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD Banknorth.

Given the restrictions on additional indebtedness on the Notes, any future acquisitions may have to be financed through other means. Our future capital requirements will depend on many factors, including our rate of growth, the timing and extent of new product introductions, the expansion of sales and marketing activities, and the amount and timing of acquisitions of other companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. We believe that the available borrowings under our credit facilities are adequate for our current needs and at least for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2007. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2007, to which there have been no material changes other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as described in Note 13 to the financial statements. Actual results could differ from estimates made.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. As required by EITF Issue No. 06-03, we adopted this new accounting standard for the interim period beginning May 1, 2007. The adoption of EITF Issue 06-03 did not have any impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on May 1, 2007. See Note 13 for information pertaining to the effects of adoption.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-2 did not have a material impact on our financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have purchased Euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. If the Euro strengthens above the average rate, we will not pay more than the average rate. If the Euro weakens below the average rate, 50% of the Euros are at the average rate and the remaining 50% of the Euros are paid for at the spot rate. As of July 31, 2007, we had five 500,000 Euros option contracts remaining, with the last expiring in December 2007. During the three months ended July 31, 2007, we experienced a net gain of $27,000 on hedging transactions that were executed during the period. As of July 31, 2007, the fair market value of outstanding derivatives was an asset of approximately $68,000 versus an asset of $27,000 as of July 31, 2006.

Item 4.	Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2007.

NEW CASES

No new cases of a material nature were filed against us during the three months ended July 31, 2007.

CASES ON APPEAL

The rulings in the following cases are subject to certain pending appeals:

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. No decision has issued to date. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Discovery is stayed. Trial is scheduled to begin on June 15, 2009. Plaintiff’s response was filed on May 22, 2007. Defendants’ reply was filed on June 21, 2007. Oral argument has been scheduled for October, 1, 2007.

City of New York, et al.  v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the 2006 Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants had until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument has been scheduled for September 21, 2007.

PENDING CASES

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the Protection of Lawful Commerce in Arms Act on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument has been scheduled for October 3, 2007.

Oren Gorden v. Smith&Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. Trial has been postponed. No new trial date has been scheduled by the court. On August 15, 2007 the court issued an order setting a status conference for September 5, 2007. The plaintiff has filed a motion to continue the conference date. No new conference date has been scheduled by the court.

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006 Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is ongoing. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. The trial was scheduled to begin September 17, 2007. On July 24, 2007, the court allowed the parties to reschedule the trial for January 22, 2008.

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

Dated: September 10, 2007

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer