Form 10-Q
period 2007-10-31
SMITH & WESSON HOLDING CORP
filed 2007-12-10
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 40,382,673 shares of common stock, par value $0.001, outstanding as of December 1, 2007.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Six Months Ended October 31, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$590,670	$4,065,328
Accounts receivable, net of allowance for doubtful accounts of $181,676 on October 31, 2007 and $146,354 on April 30, 2007	49,514,344	52,005,237
Inventories, net of excess and obsolescence reserve	51,850,324	32,022,293
Other current assets	5,369,553	4,154,595
Deferred income taxes	7,809,939	7,917,393
Income tax receivable	5,704,748	2,098,087

Total current assets	120,839,578	102,262,933

Property, plant and equipment, net	49,175,126	44,424,299
Intangibles, net	67,483,517	69,548,017
Goodwill	40,677,343	41,955,182
Other assets	10,278,450	10,066,997

	$288,454,014	$268,257,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,067,239	$22,636,163
Accrued expenses	11,271,076	9,479,490
Accrued payroll	5,472,813	7,370,804
Accrued taxes other than income	2,088,156	2,648,698
Accrued profit sharing	2,416,028	5,869,677
Accrued workers’ compensation	442,577	428,136
Accrued product liability	2,373,444	2,873,444
Accrued warranty	1,708,020	1,564,157
Deferred revenue	179,915	190,350
Current portion of notes payable	15,652,733	2,887,403

Total current liabilities	63,672,001	55,948,322

Deferred income taxes	21,527,515	23,590,404

Notes payable, net of current portion	119,595,015	120,538,598

Other non-current liabilities	10,661,003	9,074,905

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,582,673 shares issued and 40,382,673 shares outstanding on October 31, 2007 and 40,983,196 shares issued and 39,783,196 shares outstanding on April 30, 2007	41,582	40,983
Additional paid-in capital	50,764,744	44,409,668
Retained earnings	28,515,503	20,977,897
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	72,998,480	59,105,199

	$288,454,014	$268,257,428

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

	For the Three		For the Six
	Months Ended:		Months Ended:
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Net product and services sales	$70,775,676	$50,784,461	$145,187,384	$98,388,910
License revenue	620,614	598,035	1,050,454	996,420
Cost of products and services sold	48,318,050	35,312,326	95,950,812	66,637,045
Cost of license revenue	—	15,492	—	15,492

Gross profit	23,078,240	16,054,678	50,287,026	32,732,793

Operating expenses:
Research and development	476,468	362,174	889,005	530,268
Selling and marketing	7,223,154	4,573,201	13,873,600	9,285,133
General and administrative	8,845,011	5,774,835	19,181,882	11,690,020

Total operating expenses	16,544,633	10,710,210	33,944,487	21,505,421

Income from operations	6,533,607	5,344,468	16,342,539	11,227,372

Other income/(expense):
Other income/(expense), net	213,419	(205,574)	176,253	(329,311)
Interest income	9,189	38,595	29,881	69,306
Interest expense	(2,082,840)	(373,259)	(4,316,809)	(718,220)

Total other expense, net	(1,860,232)	(540,238)	(4,110,675)	(978,225)

Income before income taxes	4,673,375	4,804,230	12,231,864	10,249,147
Income tax expense	1,731,575	1,949,266	4,599,573	4,024,867

Net income	$2,941,800	$2,854,964	$7,632,291	$6,224,280

Weighted average number of common and common equivalent shares outstanding, basic	40,284,784	39,804,578	40,119,638	39,626,269

Net income per share, basic	$0.07	$0.07	$0.19	$0.16

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	48,336,522	41,502,465	48,276,242	41,408,240

Net income per share, diluted (Note 12)	$0.07	$0.07	$0.18	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2007

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance at April 30, 2007	40,983,196	$40,983	$44,409,668	$20,977,897	$72,651	$(6,396,000)	$59,105,199
Exercise of employee stock options	407,435	407	1,089,105				1,089,512
Cashless exercise of warrants	34,857	35	(35)				—
Shares issued under employee stock purchase plan	40,371	40	458,575				458,615
Stock-based compensation			2,660,263				2,660,263
Tax benefit of stock-based compensation in excess of book deductions			2,147,285				2,147,285
Adjustment to initially apply FASB Interpretation No. 48				(94,685)			(94,685)
Net income for the six months ended October 31, 2007				7,632,291			7,632,291
Issuance of common stock under restricted stock unit awards	116,814	117	(117)				—

Balance at October 31, 2007	41,582,673	$41,582	$50,764,744	$28,515,503	$72,651	$(6,396,000)	$72,998,480

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended:

	October 31, 2007	October 31, 2006
Cash flows from operating activities:
Net income	$7,632,291	$6,224,280
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	6,118,220	2,523,085
Loss (gain) on sale of assets	134	(8,310)
Provision for losses on accounts receivable	100,423	15,000
Stock-based compensation expense	2,660,263	1,274,717
Changes in operating assets and liabilities:
Accounts receivable	2,390,470	(4,251,400)
Inventories	(19,828,031)	(2,518,237)
Other current assets	(1,214,958)	251,112
Income tax receivable	(3,606,661)	(1,167,672)
Accounts payable	(568,924)	(2,131,028)
Accrued payroll	(1,897,991)	(751,441)
Accrued profit sharing	(3,453,649)	(390,589)
Accrued taxes other than income	(560,542)	358,976
Accrued other expenses	2,218,769	470,890
Accrued workers’ compensation	14,441	36,184
Accrued product liability	(500,000)	(60,000)
Accrued warranty	143,863	160,273
Other assets	(697,370)	(111,954)
Other non-current liabilities	882,901	293,145
Deferred revenue	(10,435)	—

Net cash provided by (used for) operating activities	(10,176,786)	217,031

Cash flows from investing activities:
Note receivable	—	1,000,000
Payments for transactional costs related to the acquisition of Thompson/Center Arms Co., Inc.	(69,084)	—
Payments to acquire patents	(13,788)	(33,573)
Proceeds from sale of property and equipment	4,350	8,614
Payments to acquire property and equipment	(8,661,114)	(5,899,708)

Net cash used for investing activities	(8,739,636)	(4,924,667)

Cash flows from financing activities:
Proceeds from loans and notes payable	17,315,456	13,000,000
Debt issue costs	(75,395)	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,548,127	697,289
Proceeds from exercise of warrants to acquire common stock	—	6,012,235
Payments to acquire treasury stock	—	(6,396,000)
Tax benefit of stock-based compensation	2,147,285	647,804
Payments on loans and notes payable	(5,493,709)	(9,330,564)

Net cash provided by financing activities	15,441,764	4,630,764

Net increase (decrease) in cash and cash equivalents	(3,474,658)	(76,872)
Cash and cash equivalents, beginning of year	4,065,328	731,306

Cash and cash equivalents, end of period	$590,670	$654,434

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,302,902	$654,958
Income taxes	6,105,038	4,494,235
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
(1) Basis of Presentation:
     The consolidated balance sheet as of October 31, 2007, the consolidated statements of income for the six months ended October 31, 2007 and 2006, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2007, and the consolidated statements of cash flows for the six months ended October 31, 2007 and 2006 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Holding Corp., was October 27, 2007, a four-day variance to our reported fiscal quarter end of October 31, 2007. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2007 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2007 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2007. The results of operations for the six months ended October 31, 2007 may not be indicative of the results that may be expected for the year ended April 30, 2008 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to accounts payable and accrued expenses have been reclassified to conform to the current periods’ presentation.
(2) Organization:
     We were incorporated on June 17, 1991 in the state of Nevada.
     We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of revolvers, pistols, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world.
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
(3) Significant Accounting Policies
     Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Product sales account for a substantial portion of our revenues. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers. We recognize these revenues when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed. We recognize trademark-licensing revenues for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, these revenues are payable on a calendar quarter basis. We recognize as revenues non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments upon contract signing, but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is reasonably assured.
     Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include allowances for bad debts, discounts and returns on sales; excess and obsolete inventory, the valuation of goodwill, other intangible assets, and tangible long-lived assets; estimates used in accounting for acquisitions; assumptions used involving share-based payment instruments; and accruals for tax liabilities, warranty, product liability, workers’ compensation, deferred compensation, environmental liability, and medical claims payable. Actual results could differ from those estimates.
     Acquisitions — In accordance with the purchase method of accounting, we determine and record the fair values of assets acquired and liabilities assumed as of the date of the acquisition. We utilize an independent valuation specialist to determine the fair

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis, which will occur on February 1, and between annual tests if indicators of potential impairment exist. The impairment test will compare the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present.
     We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit.
(4) Notes Payable:
     Credit Facilities — In January 2005, we refinanced our existing debt utilizing our receivables, inventory, property, plant, and equipment as collateral. The financing was obtained through TD BankNorth, with which we had previous loans. We refinanced this arrangement in November 2007, as described below.
     At October 31, 2007, the credit facility consisted of the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $17 million, or (b) the sum of (i) 85% of the net amount of eligible accounts receivable, plus (ii) the lesser of (A) $6 million or (B)(1) 60% of Smith & Wesson Corp.’s (“SWC”) eligible finished goods inventory, plus (2) 70% of SWC’s eligible raw materials, plus (3) 40% of SWC’s eligible finished parts inventory. The line of credit was available until November 30, 2007 for working capital needs and bears interest at a variable rate equal to prime or LIBOR. There was $11.5 million outstanding as of October 31, 2007 bearing an interest rate of 7.50% per annum.
     (2) A seven-year, $12.1 million term loan, which bears interest at a rate of 6.23% per annum. The monthly payment is $178,671, with the final payment due January 11, 2012.
     (3) A ten-year, $5.9 million term loan, which bears interest at a rate of 6.85% per annum. The monthly payment is $45,525 through December 11, 2014, with a balloon payment due on January 11, 2015 of $3,975,611.
     (4) A $30.0 million acquisition loan commitment bearing interest at a variable rate equal to prime or LIBOR plus a rate amount based on our leverage ratio. As of October 31, 2007, the rate in effect was LIBOR plus 1.75% per annum. We had $28.0 million outstanding on the acquisition loan as of October 31, 2007 bearing an interest rate of 6.88% per annum. Interest was paid on the principal until the conversion date of November 8, 2008, at which time 1/60th of the outstanding principal plus interest is due monthly until the maturity date of November 8, 2013.
     In addition to the credit facility with TD BankNorth, we entered into a revolving line of credit for Thompson/Center Arms with Citizens Bank of Massachusetts, of up to the maximum amount of the lesser of (a) $15.0 million; or (b) (i) 80% of the eligible receivables; (ii) plus the lesser of $6.0 million or 60% of eligible finished goods and 15% of raw material inventory, with no more than $750,000 coming from advances of raw material minus (iii) letter of credit exposure. The line of credit was to be available until April 18, 2010 and bears interest at a variable rate equal to prime or LIBOR plus 250 basis points. There were no borrowings on the line as of October 31, 2007. This line of credit was terminated pursuant to the amended TD Banknorth line of credit as described below.
     Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith and Wesson Corp. (“SWC”) and Thompson Center Arms, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities with Toronto Dominion (Texas) LLC (the “Lender”) to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million.
     The credit facility now includes:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
     (1) An acquisition line of credit up to a maximum amount of $70 million. The acquisition line of credit may be used only for the purpose of funding up to 90% of the purchase price of a permitted acquisition (as defined in the loan agreement) and bears interest at LIBOR or a variable rate equal to prime, at our election.
     (2) An amended revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), which line of credit will be available until November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election.
     (3) A forty nine month, $7.8 million term loan, which bears interest at a rate of 6.23% per annum. The monthly payment is $178,647, with the final payment due January 30, 2012.
     (4) An eighty five month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum. The monthly payment is $45,527 through December 30, 2014, with a balloon payment due on January 30, 2015 of $3,975,611.
     As security for the credit facility, the Lender has a first priority lien on all of our personal property and real estate assets, including intangible assets constituting intellectual property (including, without limitation, the “Smith & Wesson” trade name).
     We may prepay in whole or in part any of the Loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse the Lender for any costs associated with (i) our making payments on dates other than those specified in the Loan Agreement, or (ii) our borrowing or converting a LIBOR Loan on a date other than the borrowing or conversion dates specified in the Loan Agreement. If the acquisition line of credit is prepaid, we must pay a prepayment penalty equal to the greater of 2% of the principal balance being prepaid, subject to certain exceptions.
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
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We were required to pay additional interest on the Notes if we default on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The registration rights agreement required that the Securities and Exchange Commission declare the registration statement effective by June 14, 2007. As the registration did not become effective until June 26, 2007, additional interest of approximately $260,000 accrued on these Notes.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with our senior lender, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD BankNorth.
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
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market as of October 31, 2007 and April 30, 2007:

	October 31, 2007	April 30, 2007
Finished goods	$20,187,005	$7,885,344
Finished parts	18,862,561	14,779,401
Work in process	8,044,753	5,499,478
Raw material	4,756,005	3,858,070

	$51,850,324	$32,022,293

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
(6) Other Assets:
     Other assets consisted of the following as of October 31, 2007 and April 30, 2007:

	October 31, 2007	April 30, 2007
Receivable from insurers	$4,609,930	$3,939,284
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	74,500	68,300
Debt issue costs	4,037,617	4,523,535
Excess workers’ compensation insurance receivable	135,041	135,041
Other prepaid expenses	20,525	—
Split dollar life insurance	1,046,936	1,046,936

Total other assets	$10,278,450	$10,066,997

(7) Goodwill:
     The changes in the carrying amount of goodwill during the six months ended October 31, 2007, were as follows:

Balance as of April 30, 2007	$41,955,182
Purchase accounting adjustments	(1,277,839)

Balance as of October 31, 2007	$40,677,343

     Purchase accounting adjustments during the six months ended October 31, 2007 were primarily related to the impact on deferred taxes for a reduction in estimated state tax rates.
(8) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2007 and 2006, advertising expense was approximately $6,823,000 and $3,455,000, respectively.
(9) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2007 and 2006 was $978,266 and $955,796, respectively.
     The change in accrued warranties for the six months ended October 31, 2007 and 2006 was as follows:

	Six Months Ended
	October 31, 2007	October 31, 2006
Beginning Balance	$1,809,380	$1,484,350
Warranties issued and adjustments to provisions	978,266	955,796
Warranty claims	(851,414)	(795,315)

Ending Balance	$1,936,232	$1,644,831

(10) Self-Insurance Reserves:
     As of October 31, 2007 and April 30, 2007, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $12.0 million and $11.6 million, respectively, of which approximately $7.8 million and $7.0 million, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of approximately $4.2 million and $4.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were approximately $6.0 million and $2.8 million for the six months ended October 31, 2007 and 2006, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2007 and April 30, 2007, we had product liability and municipal litigation reserves of approximately $9.3 million and $9.0 million, respectively, consisting entirely of estimated legal defense costs, of which approximately $6.9 million and $6.1 million, respectively, has been included in other non-current liabilities, and the remaining amounts of approximately $2.4 million and $2.9 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $4.6 million has been classified as other assets and the remaining $75,000 has been classified as other current assets.
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
     In the six months ended October 31, 2007, defense costs of $4,000 were incurred and were paid directly by our insurance carriers. Consequently, we have reduced our product liability and municipal litigation reserves and our receivable from insurers by $4,000.
     We have recorded the liability for defense costs at a level before reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.
     On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (the “PLCAA”). The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation, by its terms, would result in the dismissal of the various cases against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them. No adjustments to municipal litigation reserves have been made as a result of the passage of this law.
     The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2007.
NEW CASES
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the State of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against Smith & Wesson, the ammunition manufacturer and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Discovery is ongoing. Trial is scheduled to begin on September 8, 2008.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al., in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center, Smith & Wesson Corp., and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that Smith & Wesson Corp. is not a proper party and no answer is currently required. Should it be determined that Smith & Wesson Corp., is a proper party, we will have thirty days to file an answer on behalf of Smith & Wesson Corp. Discovery is ongoing. Trial is scheduled to begin on January 20, 2009.
CASES DISMISSED OR RESOLVED
     Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005, and alleged that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs asserted product liability claims. The plaintiffs were seeking an unspecified amount of compensatory damages. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The case was settled within the limits of our self-insured retention.
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that the PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the 2006 Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants had until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. No decision has been issued to date.
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. No decision has been issued to date.
     Oren Gorden v. Smith &Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. No new trial date has been scheduled by the court.
     Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006, Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is complete. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. On November 21, 2007, the Court granted our motion for summary judgment and dismissed the plaintiffs’ claim of implied warranty of fitness for a particular purpose. The Court denied our motion for summary judgment relating to claims of negligence, strict products liability, post-sale duty to warn, express warranty and implied warranty of merchantability. The trial is scheduled to begin on January 22, 2008.
Securities and Exchange Commission (“SEC”) Investigation
     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the six months ended October 31, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
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
     We had reserves of $652,000 as of October 31, 2007 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
     Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We have approximately $114,469 of reserves related to safety and environment testing as of October 31, 2007. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.
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
Cylinder Department Fire
     On September 25, 2007, our Springfield facility experienced a fire in the revolver cylinder polishing area. The cause of the fire has not yet been determined; however, we believe that we have adequate insurance policies in place to cover the costs to replace the physical assets destroyed as well as the cleaning of the facility, potential business interruption costs, and any other extraordinary expenses associated with this incident. We have received $600,000 from our insurance carrier as an advance payment regarding the fire loss and have identified $462,495 of expenditures offsetting this amount. The excess of the amount received from the insurance carrier over the amount incurred of $137,505 has been recorded in our financial statements as a current liability pending the completion of the restoration of the cylinder polishing area and calculation of business interruption costs incurred.
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered five current and former executives at October 31, 2007. Benefits under this plan are paid monthly (currently monthly benefit is $2,940 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of October 31, 2007, $823,989 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 5.75% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments are as follows:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
2008 — $141,000, 2009 — $129,000, 2010 — $106,000, 2011 — $106,000, 2012 — $106,000, and thereafter — $379,000.
     Under the executive plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of October 31, 2007, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit. Two current employees are eligible to receive the health insurance portion of the plan upon retirement. Based on an independent analysis done to determine the future liability of the plan, we recorded a liability of $3,380, expensing $6,526 in post-retirement medical cost during the six months ended October 31, 2007. This valuation used active census data and the net periodic post-retirement benefit cost for fiscal 2007 uses a discount rate of 5.75%.
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
     Outstanding Letters of Credit/Restricted Cash — We have outstanding letters of credit totaling approximately $3.8 million and restricted cash totaling approximately $0.1 million as of October 31, 2007.
(12) Stockholders’ Equity:
Common Stock
     During the six months ended October 31, 2007, options or warrants were exercised and common stock issued as follows:
     (a) We issued 407,435 shares of common stock having a market value of $7,690,815 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $1,089,512.
     (b) In September 2007, we issued 40,371 shares of common stock in connection with our Employee Stock Purchase Plan (“ESPP”) having a purchase price of $458,615.
     (c) In June 2007, we issued 34,857 shares of common stock having a market value of $515,884 to the placement agent of our September 2005 private equity offering as part of a cashless exercise of warrants further described below.
Earnings per Share
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2007 and 2006:

	For the Three Months Ended October 31,
	2007			2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$2,941,800	40,284,784	$0.07	$2,854,964	39,804,578	$0.07
Effect of dilutive stock options and warrants	—	1,566,654	—	—	1,697,887	—
Effect of assumed conversion of convertible debt	429,933	6,485,084	—	—	—	—

Diluted earnings	$3,371,733	48,336,522	$0.07	$2,854,964	41,502,465	$0.07

     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2007 and 2006:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006

	For the Six Months Ended October 31,
	2007			2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$7,632,291	40,119,638	$0.19	$6,224,280	39,626,269	$0.16
Effect of dilutive stock options and warrants	—	1,671,520	(0.01)	—	1,781,971	(0.01)
Effect of assumed conversion of convertible debt	998,456	6,485,084	—	—	—	—

Diluted earnings	$8,630,747	48,276,242	$0.18	$6,224,280	41,408,240	$0.15

Stock Warrants Issued and Repurchased
     On September 12, 2005, we issued warrants to purchase 1,200,000 shares of our common stock to investors as part of a private placement offering. We also issued warrants to purchase 120,000 shares of our common stock to the placement agent. The warrants issued to investors had an expiration date of September 2006 and all warrants were exercised prior to expiration. In June 2007, the placement agent exercised warrants to purchase 50,000 shares of our common stock on a net exercise cashless basis, netting 34,857 shares. The remaining warrants to purchase 70,000 shares of our common stock expire September 12, 2010.
     The following outlines the activity related to the warrants for the periods indicated:

	For the Six Months Ended October 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	120,000	$4.36	1,320,000	$5.24
Warrants exercised during the period	(50,000)	$4.36	(1,200,000)	$5.33

Warrants outstanding, end of the period	70,000	$4.36	120,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	120,000	$4.36

Weighted average remaining life	2.9 years		3.9 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two Incentive Stock Plans (“the ISPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the ISPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the ISPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the ISPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date on which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. During the six months ended October 31, 2007 and 2006, no grants were made to purchase shares.
     The number of shares and weighted average exercise prices of options granted under the ISPs and an employee grant outside of the ISPs for the six months ended October 31, 2007 and 2006 are as follows:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006

	For the Six Months Ended October 31,
	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,576,362	$2.36	2,908,167	$2.25
Granted during the period	—	—	95,000	12.88
Exercised during the period	(407,435)	$2.67	(270,970)	$1.53
Canceled/forfeited during the period	(6,666)	4.46	(34,164)	3.83

Options outstanding, end of the period	2,162,261	$2.71	2,698,033	$2.68

Options exercisable, end of the period	1,580,612	$2.77	1,540,969	$2.09

     A summary of stock options outstanding, vested, and exercisable at October 31, 2007 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31	Contractual Life	Exercise Price	October 31	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	982,000	5.69	$1.19	682,000	$1.07
$1.48 — $4.46	966,928	7.17	$2.93	696,945	$2.66
$4.93 — $12.88	213,333	8.76	$8.74	201,667	$8.93

$0.81 — $12.88	2,162,261	6.65	$2.71	1,580,612	$2.77

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. Offering periods are six months in duration and the purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2007 and 2006, 40,371 and 53,909 shares were purchased under the ESPP, respectively.
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
     There were no options granted during the six months ended October 31, 2007 or 2006. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was approximately $2,660,000 and $1,275,000 for the six months ended October 31, 2007 and 2006, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the six months ended October 31, 2007, we granted 174,500 restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $1.9 million for the six months ended October 31, 2007. Stock-based compensation expense for the six months ended October 31, 2007 includes a $1.0 million adjustment to amortize RSU’s issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods. During the six months ended October 31, 2007, we issued 116,814 shares of common stock under RSUs that had vested during the six months with a total market value of $1.9 million. As of October 31, 2007, there was approximately $2.8 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.
Stockholder Rights Plan
     On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we made a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of October 31, 2007, we have not had any such changes which would have resulted in the execution of the stockholder rights plan.
(13) Uncertain Income Tax Positions
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on May 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $94,685 charge to the retained earnings balance as of May 1, 2007 and an additional $56,564 of income tax expense, The full value of our unrecognized tax benefits of approximately $823,000 at May 1, 2007 has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. During the six month period ending October 31, 2007, we increased the liability for income taxes associated with uncertain tax positions by $57,217 for a total of approximately $880,000 at October 31, 2007. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at October 31, 2007.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties included in the total $880,000 liability recorded in the consolidated balance sheet at October 31, 2007 was approximately $98,000.
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
Recently Adopted Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended October 31, 2007 and 2006
other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.
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
(15) Pro Forma Results
     The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2006:

	For the Six Months Ended October 31,
	2007	2006
Revenue	$146,237,838	$139,151,627
Net income	$7,632,291	$7,076,289
Net income per share	$0.19	$0.18

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
Second Quarter Fiscal 2008 Highlights
     Net product sales for the three months ended October 31, 2007 were $70.8 million, a $20.0 million, or 39.4%, increase over net product sales of $50.8 million for the three months ended October 31, 2006. Excluding the effect of the Thompson/Center Arms acquisition, net product sales decreased $5.3 million, or 10.4% Firearms sales, our core business, increased for the three months by $18.0 million, or 37.8%, over the three months ended October 31, 2006.
     The domestic consumer market has seen a drop in demand due to lower traffic at the retail level. Due to the unseasonably warm weather throughout most of the United States, the hunting season has been delayed and is reflected in lower traffic at the retail level. This has resulted in higher inventory levels of not only hunting firearms, but other non-hunting firearms, including handguns. Sales information indicates that firearms sales into the channel were up 40% over last year heading into the fall hunting season, further exacerbating the inventory situation
     Gross profit as a percentage of net revenue was 32.3% for the three months ended October 31, 2007, slightly above the gross profit percentage for the three months ended October 31, 2006 of 31.2%.
     Net income for the three months ended October 31, 2007 was $2.9 million compared with $2.9 million for the three months ended October 31, 2006, an increase of 3.0%.
     Net product sales for the six months ended October 31, 2007 were $145.2 million, a $46.8 million, or 47.6%, increase over net product sales of $98.4 million for the six months ended October 31, 2006. Excluding the effect of the Thompson/Center Arms acquisition, net product sales increased $3.2 million, or 3.3%. Firearms sales, our core business, increased for the six months by $43.0 million, or 46.2%, over the six months ended October 31, 2006. Sales for the six months ended October 31, 2006 included $10.9 million in pistol sales to the Afghanistan National Police and the California Highway Patrol.
     Gross profit as a percentage of net revenue was 34.4% for the six months ended October 31, 2007, an improvement over the 32.9% gross profit percentage for the six months ended October 31, 2006.
     Net income for the six months ended October 31, 2007 was $7.6 million compared with $6.2 million for the six months ended October 31, 2006, an increase 22.6%.
Restatement/SEC Inquiry
     In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended October 31, 2001 and 2002, October 31, 2001 and 2002, and October 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the July quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the six months ended October 31, 2007.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended October 31, 2007 and 2006:

	2007	2006	$ Change	% Change

Revolvers	$13,897,602	$16,936,975	$(3,039,373)	-17.9%
Pistols	13,195,407	18,065,812	(4,870,405)	-27.0%
Walther	6,375,329	5,642,769	732,560	13.0%
Performance Center	2,340,592	2,209,602	130,990	5.9%
Engraving	1,391,059	1,174,504	216,555	18.4%
Hunting Rifles	19,371,253	—	19,371,253	100.0%
Tactical Rifles	2,119,503	2,530,270	(410,767)	-16.2%
Shotguns	822,915	—	822,915	100.0%
Parts & Accessories	6,287,318	1,198,422	5,088,896	424.6%

Total Firearms	65,800,978	47,758,354	18,042,624	37.8%
Handcuffs	1,593,250	1,804,450	(211,200)	-11.7%
Specialty Services	1,712,878	602,774	1,110,104	184.2%
Other	1,668,570	618,883	1,049,687	169.6%

Non-Firearms	4,974,698	3,026,107	1,948,591	64.4%

Total	$70,775,676	$50,784,461	$19,991,215	39.4%

     We recorded net product and services sales of $70,775,676 for the three months ended October 31, 2007, an increase of $19,991,215, or 39.4%, over the three months ended October 31, 2006. Firearms sales increased by $18,042,624, or 37.8%, over the comparable three months last year, primarily as a result of the acquisition of Thompson/Center Arms, which was acquired in January 2007. Non-firearm sales for the three months ended October 31, 2007 increased by $1,948,591, or 64.4%, over the three months ended October 31, 2006 resulting almost entirely from the acquisition of Thompson/Center Arms. Thompson/Center Arms performs castings services for third parties and operates a retail store in Rochester, New Hampshire.
     Revolver sales were $13,897,602 for the three months ended October 31, 2007, a $3,039,373, or 17.9% decrease from the three months ended October 31, 2006. As mentioned earlier, the consumer market in the United States is experiencing lower demand as the fall hunting season has been adversely impacted by the unseasonably warm weather throughout the United States. The resulting lower retail traffic has affected not only hunting products but all firearms. The revolver order backlog was $5,024,713 at October 31, 2007.
     Pistol sales of $13,195,407 were $4,870,405, or 27.0%, lower for the three months ended October 31, 2007 than for the three months ended October 31, 2006. The three months ended October 31, 2006 included approximately $4.0 million in pistol sales to the Afghanistan National Police and approximately $2.2 million in pistol sales to the California Highway Patrol. There were no shipments to Afghanistan or to major law enforcement agencies during the three months ended October 31, 2007. Sales of the M&P pistol were 54.2% higher for the three months ended October 31, 2007 than for the three months ended October 31, 2006. The pistol order backlog was at $2,577,853 at October 31, 2007.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $732,560, or 13.0%, for the three months ended October 31, 2007 over the three months ended October 31, 2006. Walther sales for the quarter were boosted by the introduction of the PPS pistol as well as strong international sales of the PPK pistol. Walther order backlog was $3,359,063 at October 31, 2007.
     Performance Center sales increased by $130,990, or 5.9%, for the three months ended October 31, 2007 to $2,340,592 from the three months ended October 31, 2006 resulting from the timing on revolver shipments. The Performance Center had an order backlog of $1,045,969 at October 31, 2007.
     Engraving sales were $1,391,059 for the three months ended October 31, 2007, a $216,555, or 18.4% increase over the three months ended October 31, 2006.
     We entered the hunting rifle market with the acquisition of Thompson/Center Arms on January 3, 2007. In April 2007, we introduced the Smith & Wesson i-Bolt, a bolt action rifle. Shipments of the i-Bolt began in the later part of the second quarter. During the three months ended October 31, 2007, sales of hunting rifles were $19,371,253. Hunting rifles had an order backlog of $16,405,717.
     We began shipments of our M&P 15 tactical rifle in February 2006. Sales of our M&P 15 rifles were $2,119,503 for the three months ended October 31, 2007, a $410,767, or 16.2%, decrease from the three months ended October 31, 2006. We have moved assembly of the M&P 15 in-house in order to better control our delivery capability and reduce costs. To date, 118 police agencies have either selected the M&P 15 or approved the M&P 15 for on-duty carry. The backlog for tactical rifles was $431,513 at October 31, 2007.

     We began shipments of our fixed-action and semi-automatic shotguns in April 2007. These shotguns are manufactured to our specifications at dedicated facilities in Turkey by a strategic alliance partner. Sales of shotguns for the three months ended October 31, 2007 were $822,915. Shotguns had an order backlog of $920,468.
     The significant increase in parts and accessories reflects the addition of Thompson/Center Arms black powder accessories.
     Sales through our sporting goods distribution channel were approximately $55.3 million for the three months ended October 31, 2007, an increase of 56.2% over the comparable period last year. Law enforcement sales and federal government sales were approximately $6.7 million, a $4.1 million decrease from the three months ended October 31, 2006, which includes $6.2 million in shipments to Afghanistan and the California Highway Patrol in 2006. International sales for the three months ended October 31, 2007 of $7.8 million were up 122.1% over the comparable period last year.
     The following table sets forth certain information relating to net product and services sales for the six months ended October 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Revolvers	$33,466,527	$31,035,065	$2,431,462	7.8%
Pistols	30,740,502	35,411,066	(4,670,564)	-13.2%
Walther	12,272,127	11,487,151	784,976	6.8%
Performance Center	4,117,663	4,264,221	(146,558)	-3.4%
Engraving	3,227,151	3,561,727	(334,576)	-9.4%
Hunting Rifles	32,999,441	—	32,999,441	100.0%
Tactical Rifles	6,571,411	4,667,453	1,903,958	40.8%
Shotguns	1,856,311	—	1,856,311	100.0%
Parts & Accessories	10,671,979	2,513,583	8,158,396	324.6%

Total Firearms	135,923,112	92,940,266	42,982,846	46.2%
Handcuffs	3,011,895	3,133,461	(121,566)	-3.9%
Specialty Services	3,417,072	1,162,638	2,254,434	193.9%
Other	2,835,305	1,152,545	1,682,760	146.0%

Non-Firearms	9,264,272	5,448,644	3,815,628	70.0%

Total	$145,187,384	$98,388,910	$46,798,474	47.6%

     We recorded net product and services sales of $145,187,384 for the six months ended October 31, 2007, an increase of $46,798,474, or 47.6%, over the six months ended October 31, 2006. Firearms sales increased by $42,982,846, or 46.2%, over the comparable six months last year. Non-firearm sales for the six months ended October 31, 2007 increased by $3,815,628, or 70.0%, over the six months ended October 31, 2006 resulting almost entirely from the acquisition of Thompson/Center Arms. Thompson/Center Arms performs castings services for third parties and operates a retail store in Rochester, New Hampshire.
     Revolver sales were $33,466,527 for the six months ended October 31, 2007, a $2,431,462, or 7.8% increase over the six months ended October 31, 2006. The increase resulted from an 8.3% increase in units sold, primarily in the sporting trade channel. There was a slight mix shift in the first six months as the delay in hunting season adversely impacted large frame revolver sales. Sales of large frame revolvers decreased by 28% for the six months ended October 31, 2007 from the six months ended October 31, 2006. Revolver prices were increased by approximately 4% on average at the beginning of the fiscal year.
     Pistol sales of $30,740,502 were $4,670,564, or 13.2%, lower for the six months ended October 31, 2007 than for the six months ended October 31, 2006. The six months ended October 31, 2006 included $8.7 million in pistol sales to the Afghanistan National Police and $2.2 million to the California Highway Patrol. There were no shipments to either Afghanistan or major law enforcement agencies during the six months ended October 31, 2007. Sales of the M&P pistol increased by 58.7% for the six months ended October 31, 2007 over the six months ended October 31, 2006.
     Walther firearms sales increased by $784,976, or 6.8%, for the six months ended October 31, 2007 over the six months ended October 31, 2006. The sales increase was driven by the introduction of PPS pistol as well as strong international sales of the PPK pistol.
     Performance Center sales decreased by $146,558, or 3.4%, for the six months ended October 31, 2007 to $4,117,663 compared with $4,264,221 for the six months ended October 31, 2006.
     Engraving sales decreased by $334,576, or 9.4% to $3,227,151 for the six months ended October 31, 2007 compared with the six months ended October 31, 2006 due to product mix. Actual units sold increased by approximately 10.0% in the six months ended October 31, 2007 compared with the six months ended October 31, 2006.
     For the six months ended October 31, 2007, sales of hunting rifles were $32,999,441, the majority of which arose from the acquisition of Thompson/Center Arms.
     Sales of our M&P 15 rifles were $6,571,411 for the six months ended October 31, 2007, a $1,903,958, or 40.8%, increase over the six months ended October 31, 2006.
     Sales of shotguns for the six months ended October 31, 2007 were $1,856,311.
     The increase in parts and accessories sales reflects the addition of Thompson/Center Arms black powder accessories.
     Sales through our sporting goods distribution channel were approximately $115.5 million for the six months ended October 31, 2007, an increase of 70.9% over the comparable period last year. Law enforcement sales and federal government sales were approximately $12.2 million, a $9.5 million decrease from the six months ended October 31, 2006, which included $10.9 million in shipments to Afghanistan and the California Highway Patrol in 2006. International sales for the six months ended October 31, 2007 of $11.6 million were up 62.5% over the comparable period last year.
Licensing Revenue
     The following table sets forth certain information relating to licensing revenue for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Licensing revenue	$620,614	$598,035	$22,579	3.8%
     Licensing revenue for the three months ended October 31, 2007 increased by $22,579, or 3.8%, over the three months ended October 31, 2006. We added three new licensees and terminated one licensing agreement during the quarter.
     The following table sets forth certain information relating to licensing revenue for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Licensing revenue	$1,050,454	$996,420	$54,034	5.4%
     Licensing revenue for the six months ended October 31, 2007 increased by $54,034, or 5.4%, over the six months ended October 31, 2006.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Cost of revenue	$48,318,050	$35,327,818	$12,990,232	36.8%
% of net revenue	67.7%	68.8%
Gross profit	23,078,240	16,054,678	$7,023,562	43.7%
% of net revenue	32.3%	31.2%
     Gross profit for the three months ended October 31, 2007 increased by $7,023,562, or 43.7%, over the three months ended October 31, 2006. Offsetting the $9,133,016 of gross profit attributed to Thompson/Center Arms was a reduction in sales, and corresponding gross profit, due to sales in 2006 to California Highway Patrol and the Afghanistan National Police. Gross profit was also adversely impact by $393,624 in promotional costs designed to stimulate demand in light of the delayed hunting season. Gross profit for the three months ended October 31, 2007 and 2006 reflected our annual two week shutdown at our Springfield and Houlton facilities and the resulting fixed overhead not absorbed by production.
     Gross profit, as a percentage of net product and services sales and license revenue, increased from 31.2% for the three months ended October 31, 2006 to 32.3% for the three months ended October 31, 2007.
     The following table sets forth certain information regarding cost of revenue and gross profit for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Cost of revenue	$95,950,812	$66,652,537	$29,298,275	44.0%
% of net revenue	65.6%	67.1%
Gross profit	50,287,026	32,732,793	$17,554,233	53.6%
% of net revenue	34.4%	32.9%
     Gross profit for the six months ended October 31, 2007 increased by $17,554,233, or 53.6%, over the six months ended October 31, 2006. The higher sales volume was responsible for the increase in gross profit. Thompson/Center Arms accounted for $16,383,388 of the increase in gross profit. Depreciation expense for the six months increased by $553,731 over the six months ended October 31, 2006 as a result of the increased capital spending in fiscal 2007.
     Gross profit, as a percentage of net product and services sales and license revenue, increased from 32.9% for the six months ended October 31, 2006 to 34.4% for the six months ended October 31, 2007.

Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Research and development, net	$476,468	$362,174	$114,294	31.6%
Sales and marketing	7,223,154	4,573,201	2,649,953	57.9%
General and administrative	8,845,011	5,774,835	3,070,176	53.2%

Operating expenses	$16,544,633	$10,710,210	$5,834,423	54.5%
% of net revenue	23.2%	20.8%
     Operating expenses for the three months ended October 31, 2007 increased by $5,834,423, or 54.5%, over the three months ended October 31, 2006, of which $5,246,062 was attributable to Thompson/Center Arms. The remaining increase of $588,361, or 5.5%, was primarily in general and administrative expense with a $126,946, or 2.5% increase due to $1,219,381 in higher stock-based compensation expense partially offset by $838,968 in lower compensation expense (including a reduction in management incentive accruals) and $75,387 in lower profit sharing expense. Stock-based compensation expense for the three months ended October 31, 2007 includes a $1,004,130 adjustment to amortize RSU’s issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods. Sales and marketing expenses increased by $445,057 as a result of higher advertising and promotion expenses. Research and development increased $16,358 as a result of efforts related to the expansion of our long gun product line.
     Operating expenses, as a percentage of net product and services sales and license revenue, increased by 2.4% to 23.2% for the three months ended October 31, 2007 compared with the three months ended October 31, 2006.
     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Research and development, net	$889,005	$530,268	$358,737	67.7%
Sales and marketing	13,873,600	9,285,133	4,588,467	49.4%
General and administrative	19,181,882	11,690,020	7,491,862	64.1%

Operating expenses	$33,944,487	$21,505,421	$12,439,066	57.8%
% of net revenue	23.2%	21.6%
     Operating expenses for the six months ended October 31, 2007 increased by $12,439,066, or 57.8%, over the six months ended October 31, 2006, of which $10,074,153 was attributable to Thompson/Center Arms. The remaining increase of $2,364,913, or 11.0%, was primarily in general and administrative expense with a $1,555,109, or 13.3%, increase resulting from $227,655 in higher professional fees and $1,658,686 in higher stock-based compensation expense. Stock-based compensation expense for the six months ended October 31, 2007 includes a $1,004,130 adjustment to amortize RSU’s issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods. Sales and marketing expenses increased by $641,868 resulting primarily from higher advertising and promotion expense. Research and development increased $167,936 as a result of efforts related to the expansion of our long gun product line.
     Operating expenses, as a percentage of net product and services sales and license revenue, increased by 1.6% to 23.2% for the six months ended October 31, 2007 compared with the six months ended October 31, 2006.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Income from operations	$6,533,607	$5,344,468	$1,189,139	22.2%
% of net revenue	9.2%	10.4%
     Income from operations was $6,533,607 for the three months ended October 31, 2007, a $1,189,139, or 22.2%, increase over operating income of $5,344,468 for the three months ended October 31, 2006. The increase was due primarily to the higher sales volume, improved gross margins, and the acquisition of Thompson/Center Arms.

     The following table sets forth certain information regarding income from operations for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Income from operations	$16,342,539	$11,227,372	$5,115,167	45.6%
% of net revenue	11.2%	11.3%
     Income from operations was $16,342,539 for the six months ended October 31, 2007, a $5,115,167, or 45.6%, increase over operating income of $11,227,372 for the six months ended October 31, 2006. The increase was due primarily to the higher sales volume, improved gross margins, and the acquisition of Thompson/Center Arms.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Other income/(expense)	$213,419	$(205,574)	$418,993	(203.8)%
     Other income totaled $213,419 for the three months ended October 31, 2007 compared with other expense of $205,574 for the three months ended October 31, 2006. Miscellaneous income of $134,470 included approximately $97,000 for valuation adjustments to the Thompson/Center Arms pension plan and $66,000 from the liquidation of our investment in captive insurance group that Thompson/Center Arms had participated in prior to the acquisition. Foreign exchange gains for the three months ended October 31, 2007 totaled $36,641 compared with an exchange loss of $209,588 for the three months ended October 31, 2006. The exchange activity resulted from inventory purchases from Walther, which are billed in euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly.
     The following table sets forth certain information regarding other income/(expense) for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Other income/(expense)	$176,253	$(329,311)	$505,564	(153.5)%
     Other income totaled $176,253 for the six months ended October 31, 2007 compared with other expense of $329,311 for the six months ended October 31, 2006. Miscellaneous income of $161,409 consisted primarily of the pension valuation adjustment and captive insurance income that occurred in the three months ended October 31, 2007. Foreign exchange losses for the six months ended October 31, 2007 totaled $27,464 compared with an exchange loss of $341,650 for the six months ended October 31, 2006.
Interest Income
     The following table sets forth certain information regarding interest income for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Interest income	$9,189	$38,595	$(29,406)	(76.2)%
     Interest income of $9,189 for the three months ended October 31, 2007 represented a decrease of $29,406 from the three months ended October 31, 2006.
     The following table sets forth certain information regarding interest income for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Interest income	$29,881	$69,306	$(39,425)	(56.9)%
     Interest income of $29,881 for the six months ended October 31, 2007 represented a decrease of $39,425 from the six months ended October 31, 2006.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Interest expense	$2,082,840	$373,259	$1,709,581	458.0%
     Interest expense increased for the three months ended October 31, 2007 by $1,709,581 as a result of the issuance of $108,000,000 in debt in December 2006 to acquire Thompson/Center Arms. Total debt outstanding as of October 31, 2007 was

$135,247,748 compared with $123,426,001 as of April 30, 2007.
     The following table sets forth certain information regarding interest expense for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Interest expense	$4,316,809	$718,220	$3,598,589	501.0%
     Interest expense increased for the six months ended October 31, 2007 by $3,598,589 as a result of the issuance of $108,000,000 in debt in December 2006 to acquire Thompson/Center Arms.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Income tax expense	$1,731,575	$1,949,266	$(217,691)	(11.2)%
     Income tax expense of $1,731,575 for the three months ended October 31, 2007 decreased $217,691 from income tax expense of $1,949,266 for the three months ended October 31, 2006.
     The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Income tax expense	$4,599,573	$4,024,867	$574,706	14.3%
     Income tax expense of $4,599,573 for the six months ended October 31, 2007 increased $574,706 over income tax expense of $4,024,867 for the six months ended October 31, 2006. The effective rates for the six months ended October 31, 2007 and 2006 were 37.29% and 40.6%, respectively. The large decrease in effective tax rate is due to the expected benefit of filing research and development and domestic production activity credits, which did not have an impact in the prior year second quarter due to continued operating loss carryforwards that have now been fully utilized. The effective tax rate in fiscal 2008 excluded the impact of the FIN 48 adjustment (Note 13).
Net Income
     The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Net income	$2,941,800	$2,854,964	$86,836	3.0%
Net income per share
Basic	$0.07	$0.07	$0.00	1.8%
Diluted	$0.07	$0.07	$0.00	1.4%
     The slight increase in net income for the three months ended October 31, 2007 over the three months ended October 31, 2006 resulted from increased volume and improved gross margins almost entirely offset by higher operating expenses.
     The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2007 and 2006:

	October 31, 2007	October 31, 2006	$ Change	% Change

Net income	$7,632,291	$6,224,280	$1,408,011	22.6%
Net income per share
Basic	$0.19	$0.16	$0.03	21.1%
Diluted	$0.18	$0.15	$0.03	18.9%
     The increase in net income and net income per share for the six months ended October 31, 2007 over the six months ended October 31, 2006 resulted from the higher sales volume and improved gross margins, partially offset by higher operating expenses.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2007 and 2006:

				%
	2007	2006	$ Change	Change

Operating activities	$(10,176,786)	$217,031	$(10,393,817)	(4,789.1)%
Investing activities	(8,739,636)	(4,924,667)	(3,814,969)	77.5%
Financing activities	15,441,764	4,630,764	10,811,000	233.5%

Total	$(3,474,658)	(76,872)	$(3,397,786)	4,420.1%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors require short-term borrowings in the first half of the year to cover cash used in operating and investing activities.
     The $10,176,786 decrease in cash from operating activities for the six months ended October 31, 2007 was primarily a result of a $19,828,031 increase in inventory. As a result of factory capacity constraints, we traditionally build inventory in the first and second quarters in anticipation of increased demand later in the fiscal year. Consequently, we were building inventory in anticipation of the hunting season. The soft retail market driven by the delay in the hunting season has adversely impacted consumer sales and increased inventories through the entire channel. We began adjusting production levels as soon as the market situation began to develop and will continue to adjust as the situation dictates. In addition, the improved fiscal 2007 profit performance over fiscal 2006 resulted in a $2,081,486 higher profit sharing payout than in the prior year. Increased first half net income of $1,408,011, increased depreciation and amortization of $3,595,135, and lower receivables of $6,641,870 from the prior year offset some of the cash outflow for the first half.
     Cash used for investing activities increased by $3,814,969 for the six months ended October 31, 2007 over the six months ended October 31, 2006. Capital spending for the six months ended October 31, 2007 was $8,661,114 compared with $5,899,708 for the six months ended October 31, 2006, an increase of $2,761,406. We expect to spend approximately $15.9 million on capital expenditures in fiscal 2008. The major capital expenditures will focus on increasing production capacity to meet increased demand, primarily our pistol product line, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
     The $10,811,000 increase in cash provided by financing activities for the six months ended October 31, 2007 resulted from an increase in short-term borrowings. Short-term bank borrowings totaled $11.5 million at October 31, 2007 compared with $4.5 million at October 31, 2006. The increase was attributable to higher capital spending and the increase in inventory levels. We repaid $885,314 of the long-term notes payable to TD BankNorth, our primary bank, during the six months ended October 31, 2007.
     As of October 31, 2007, we had $590,670 in cash and cash equivalents on hand. We had a $17.0 million credit facility with TD BankNorth to support letters of credit, working capital needs, and capital expenditures, of which $11.5 million was outstanding as of October 31, 2007. This line expired on September 30, 2007 and we were able to obtain a 60 day extension in order to renegotiate our credit facilities. On November 30, 2007, we signed a new $40.0 million line of credit with Toronto Dominion (Texas) LLC. This new line of credit enabled us to terminate our $15.0 million revolving line of credit with Citizens Bank that we had previously used to cover the working capital needs of Thompson/Center Arms.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we filed covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with its senior lender, and (2) six times LTM EBITDA (as defined in the Indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with TD BankNorth.

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
Recently Adopted Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have purchased euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. As of October 31, 2007, we had two 500,000 euros option contracts remaining, with the last expiring in December 2007. During the six months ended October 31, 2007, we experienced a net gain of $90,000 on hedging transactions that were executed during the period. As of October 31, 2007, the fair market value of outstanding derivatives was an asset of approximately $97,000 versus no contracts outstanding as of October 31, 2006.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
NEW CASES
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the State of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against Smith & Wesson, the ammunition manufacturer and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Discovery is ongoing. Trial is scheduled to begin on September 8, 2008.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al., in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center, Smith & Wesson Corp., and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that Smith & Wesson Corp. is not a proper party and no answer is currently required.

Should it be determined that Smith & Wesson Corp., is a proper party, we will have thirty days to file an answer on behalf of Smith & Wesson Corp. Discovery is ongoing. Trial is scheduled to begin on January 20, 2009.
CASES DISMISSED OR RESOLVED
     Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005, and alleged that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs asserted product liability claims. The plaintiffs were seeking an unspecified amount of compensatory damages. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The case was settled within the limits of our self-insured retention.
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, Defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by Defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June of 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that the PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the 2006 Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. Defendants had until August 7, 2006 to reply to plaintiff’s brief. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order. The Second Circuit has elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. No decision has been issued to date.
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of

Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. No decision has been issued to date.
     Oren Gorden v. Smith &Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. No new trial date has been scheduled by the court.
     Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleges that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint seeks unspecified damages, in excess of $75,000 against Thompson/Center Arms Company, Inc., the bullet manufacturer and powder manufacturer, alleging negligence, products liability and breach of warranty. The products liability cause of action includes claims of design defect, manufacturing defect and a failure to properly warn and instruct. On July 5, 2006, Thompson/Center Arms filed an answer to plaintiffs’ amended complaint denying all allegations of liability. Fact discovery has been completed. Expert discovery is complete. Thompson/Center Arms filed a motion for summary judgment on June 15, 2007. On November 21, 2007, the Court granted our motion for summary judgment and dismissed the plaintiffs’ claim of implied warranty of fitness for a particular purpose. The Court denied our motion for summary judgment relating to claims of negligence, strict products liability, post-sale duty to warn, express warranty and implied warranty of merchantability. The trial is scheduled to begin on January 22, 2008.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on September 17, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A.
     The following directors were elected at the annual meeting:

	Votes in	Votes
Director	Favor	Withheld
Barry M. Monheit	31,984,746	109,493
Robert L. Scott	31,356,075	738,164
Michael F. Golden	31,356,435	737,804
Jeffrey D. Buchanan	31,935,522	158,717
John B. Furman	31,937,085	157,154
Colton R. Melby	30,913,249	1,180,990
Mitchell A. Saltz	31,352,382	741,857
David M. Stone	31,933,344	160,895
I. Marie Wadecki	37,936,425	157,814
     The stockholders rejected a proposal to amend our amended and restated articles of incorporation to provide for a staggered Board of Directors. This proposal was defeated as 12,594,571 shares voted against, 9,509,161 shares voted for, and 78,272 shares abstained.
     The stockholders approved the potential issuance of shares of our common stock in connection with the conversion of, and the potential payment of a make whole premium on, our 4% senior convertible notes due 2026. The proposal was accepted as 21,538,667 shares voted for, 541,722 shared voted against, and 101,614 abstained.
     The stockholders also ratified the selection of BDO Seidman, LLP as the independent auditor of the Company for the fiscal year ending April 30, 2008. This proposal was ratified as 31,866,576 shares voted for, 89,684 shares voted against, and 137,979 shares abstained.

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
          SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

	By:	/s/ JOHN A. KELLY
John A. Kelly
Dated: December 10, 2007		Chief Financial Officer

INDEX TO EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer