Form 10-Q
period 2008-01-31
SMITH & WESSON HOLDING CORP
filed 2008-03-10
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 40,406,842 shares of common stock, par value $0.001, outstanding as of March 1, 2008.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Nine Months Ended January 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2008	April 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,655,922	$4,065,328
Accounts receivable, net of allowance for doubtful accounts of $226,073 on January 31, 2008 and $146,354 on April 30, 2007	49,871,511	52,005,237
Inventories, net of excess and obsolescence reserve	51,439,141	32,022,293
Other current assets	5,936,638	4,154,595
Deferred income taxes	9,247,189	7,917,393
Income tax receivable	4,784,799	2,098,087

Total current assets	124,935,200	102,262,933

Property, plant and equipment, net	49,476,653	44,424,299
Intangibles, net	66,474,528	69,548,017
Goodwill	41,020,156	41,955,182
Other assets	10,462,777	10,066,997

	$292,369,314	$268,257,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,904,909	$22,636,163
Accrued expenses	14,359,618	9,479,490
Accrued payroll	4,300,883	7,370,804
Accrued taxes other than income	2,046,311	2,648,698
Accrued profit sharing	2,645,778	5,869,677
Accrued workers’ compensation	430,700	428,136
Accrued product liability	2,852,618	2,873,444
Accrued warranty	1,573,545	1,564,157
Deferred revenue	236,752	190,350
Current portion of notes payable	22,057,359	2,887,403

Total current liabilities	69,408,473	55,948,322

Deferred income taxes	20,854,393	23,590,404

Notes payable, net of current portion	119,264,679	120,538,598

Other non-current liabilities	10,544,247	9,074,905

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,606,842 shares issued and 40,406,842 shares outstanding on January 31, 2008 and 40,983,196 shares issued and 39,783,196 shares outstanding on April 30, 2007	41,607	40,983
Additional paid-in capital	51,870,831	44,409,668
Retained earnings	26,708,433	20,977,897
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	72,297,522	59,105,199

	$292,369,314	$268,257,428

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

	For the Three Months Ended:		For the Nine Months Ended:
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007
Net product and services sales	$66,067,310	$53,877,676	$211,254,694	$152,266,586
License revenue	497,171	488,947	1,547,625	1,485,367
Cost of products and services sold	49,941,651	37,370,706	145,892,463	104,007,751
Cost of license revenue	3,125	0	3,125	15,492

Gross profit	16,619,705	16,995,917	66,906,731	49,728,710

Operating expenses:
Research and development	521,204	306,172	1,410,209	836,440
Selling and marketing	6,884,341	6,059,236	20,757,941	15,344,369
General and administrative	8,904,196	7,011,963	28,086,078	18,701,983

Total operating expenses	16,309,741	13,377,371	50,254,228	34,882,792

Income from operations	309,964	3,618,546	16,652,503	14,845,918

Other income/(expense):
Other income/(expense), net	(729,072)	(424,848)	(552,819)	(754,159)
Interest income	15,091	131,126	44,972	200,432
Interest expense	(2,354,864)	(1,052,846)	(6,671,673)	(1,771,066)

Total other expense, net	(3,068,845)	(1,346,568)	(7,179,520)	(2,324,793)

Income/(loss) before income taxes	(2,758,881)	2,271,978	9,472,983	12,521,125
Income tax expense/(benefit)	(951,811)	720,638	3,647,762	4,745,505

Net income/(loss)	$(1,807,070)	$1,551,340	$5,825,221	$7,775,620

Weighted average number of common and common equivalent shares outstanding, basic	40,390,246	39,648,063	40,209,841	39,633,534

Net income/(loss) per share, basic	$(0.04)	$0.04	$0.14	$0.20

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	40,390,246	41,273,921	41,887,639	41,410,899

Net income/(loss) per share, diluted (Note 12)	$(0.04)	$0.04	$0.14	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2008

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at April 30, 2007	40,983,196	$40,983	$44,409,668	$20,977,897	$72,651	$(6,396,000)	$59,105,199
Exercise of employee stock options	407,435	409	1,089,102				1,089,511
Cashless exercise of warrants	34,857	35	(35)				—
Shares issued under employee stock purchase plan	40,371	40	458,575				458,615
Stock-based compensation			3,743,502				3,743,502
Tax benefit of stock-based compensation in excess of book deductions			2,170,159				2,170,159
Adjustment to initially apply FASB Interpretation No. 48				(94,685)			(94,685)
Net income for the nine months ended January 31, 2008				5,825,221			5,825,221
Issuance of common stock under restricted stock unit awards	140,983	140	(140)				—

Balance at January 31, 2008	41,606,842	$41,607	$51,870,831	$26,708,433	$72,651	$(6,396,000)	$72,297,522

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended:

	January 31, 2008	January 31, 2007
Cash flows from operating activities:
Net income	$5,825,221	$7,775,620
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization and depreciation	9,262,230	4,288,725
Loss (gain) on sale of assets	12,495	(7,454)
Provision for losses on accounts receivable	138,098	22,500
Deferred income taxes	(2,110,372)	—
Stock-based compensation expense	3,743,502	1,963,717
Changes in operating assets and liabilities:
Accounts receivable	1,995,628	(2,118,677)
Inventories	(19,416,848)	(3,406,253)
Other current assets	(1,354,860)	(155,665)
Income tax receivable	(2,686,712)	(916,454)
Accounts payable	(3,731,254)	(992,628)
Accrued payroll	(3,069,921)	(89,695)
Accrued profit sharing	(3,223,899)	599,132
Accrued taxes other than income	(602,387)	192,362
Accrued other expenses	4,880,128	782,015
Accrued workers’ compensation	2,564	32,788
Accrued product liability	(20,826)	(60,000)
Accrued warranty	9,388	118,471
Accrued income taxes	—	352,826
Other assets	(657,107)	(105,834)
Other non-current liabilities	766,145	395,926
Deferred revenue	46,402	60,093

Net cash provided by (used for) operating activities	(10,192,385)	8,731,515

Cash flows from investing activities:
Note receivable	—	1,000,000
Payments for the purchase of Bear Lake Acquisition Corp and direct acquisition costs, net of cash acquired	(411,897)	(102,949,089)
Payments to acquire patents	(45,591)	(45,893)
Proceeds from sale of property and equipment	6,350	11,915
Payments to acquire property and equipment	(10,800,585)	(9,140,762)

Net cash used for investing activities	(11,251,723)	(111,123,829)

Cash flows from financing activities:
Proceeds from loans and notes payable	28,415,456	43,000,000
Debt issue costs — bank debt	(579,620)	(281,946)
Proceeds from convertible debt issuance	—	80,000,000
Debt issue costs — convertible debt	—	(4,243,578)
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,548,126	823,042
Proceeds from exercise of warrants to acquire common stock	—	6,012,235
Payments to acquire treasury stock	—	(6,396,000)
Tax benefit of stock-based compensation	2,170,159	853,401
Payments on loans and notes payable	(10,519,419)	(16,254,509)

Net cash provided by financing activities	21,034,702	103,512,645

Net increase (decrease) in cash and cash equivalents	(409,406)	1,120,331
Cash and cash equivalents, beginning of period	4,065,328	731,306

Cash and cash equivalents, end of period	$3,655,922	$1,851,637

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,740,593	$1,186,791
Income taxes	6,631,704	4,752,458
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
(1) Basis of Presentation:
     The consolidated balance sheet as of January 31, 2008, the consolidated statements of income for the nine months ended January 31, 2008 and 2007, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2008, and the consolidated statements of cash flows for the nine months ended January 31, 2008 and 2007 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Holding Corp., was January 27, 2008, a four-day variance to our reported fiscal quarter end of January 31, 2008. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2008 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2007 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2007. The results of operations for the nine months ended January 31, 2008 may not be indicative of the results that may be expected for the year ended April 30, 2008 or any other period.
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
For the Three and Nine Months Ended January 31, 2008 and 2007
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis, which will occur annually on February 1, and between annual tests if indicators of potential impairment exist. The impairment test will compare the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present.
     We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit.
(4) Notes Payable:
     Credit Facility — Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith and Wesson Corp. (“SWC”) and Thompson Center Arms, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities with Toronto Dominion (Texas) LLC (the “Lender”) to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million.
     The credit facility now includes the following:
     (1) A $70.0 million acquisition loan commitment bearing interest at a variable rate equal to prime or LIBOR plus a rate amount based on our leverage ratio. As of January 31, 2008, the rate in effect was LIBOR plus 2.50% per annum. We had $28.0 million outstanding on the acquisition loan as of January 31, 2008 bearing an interest rate of 7.15% per annum. Interest will be paid on the principal until the conversion date of November 30, 2009, at which time 1/60th of the outstanding principal plus interest is due monthly until the maturity date of November 30, 2014.
     (2) A revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), which line of credit will be available until November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. There was $19.1 million outstanding as of January 31, 2008 bearing an interest rate of 6.00% per annum.
     (3) A 49-month, $7.8 million term loan, bearing interest at a rate of 6.23% per annum, of which $7.7 million was outstanding as of January 31, 2008. The monthly payment is $178,647, with the final payment due January 30, 2012.
     (4) An 85-month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum, of which $5.5 million was outstanding as of January 31, 2008. The monthly payment is $45,527 through December 30, 2014, with a $3,975,611 balloon payment due on January 30, 2015.
     As security for the credit facility, the Lender has a first priority lien on all of our personal property and real estate assets, including intangible assets constituting intellectual property, such as the “Smith & Wesson” trade name.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
     The Loan Agreement contains various covenants, including certain financial covenants, all of which were met as of January 31, 2008.
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
     The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. From December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Noteholders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture covering the Notes.
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with our senior lender, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market as of January 31, 2008 and April 30, 2007:

	January 31, 2008	April 30, 2007
Finished goods	$16,368,826	$7,885,344
Finished parts	21,837,977	14,779,401
Work in process	8,295,064	5,499,478
Raw material	4,937,274	3,858,070

	$51,439,141	$32,022,293

(6) Other Assets:
     Other assets consisted of the following as of January 31, 2008 and April 30, 2007:

	January 31, 2008	April 30, 2007
Receivable from insurers	$4,574,628	$3,939,284
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	74,500	68,300
Debt issue costs	4,262,209	4,523,535
Excess workers’ compensation insurance receivable	135,041	135,041
Other prepaid expenses	15,562	—
Split dollar life insurance	1,046,936	1,046,936

Total other assets	$10,462,777	$10,066,997

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
(7) Goodwill:
     The changes in the carrying amount of goodwill during the nine months ended January 31, 2008, were as follows:

Balance as of April 30, 2007	$41,955,182
Purchase accounting adjustments	(935,026)

Balance as of January 31, 2008	$41,020,156

     Purchase accounting adjustments during the nine months ended January 31, 2008 were primarily related to the impact on deferred taxes for a reduction in estimated state tax rates partially offset by adjustments to product liability, workers compensation and legal reserves.
(8) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the nine months ended January 31, 2008 and 2007, advertising expense was approximately $10,315,000 and $6,311,000, respectively.
(9) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2008 and 2007 was $1,222,656 and $1,365,762, respectively.
     The change in accrued warranties for the nine months ended January 31, 2008 and 2007 was as follows:

	Nine Months Ended
	January 31, 2008	January 31, 2007
Beginning Balance	$1,809,380	$1,484,350
Liabilities assumed in acquisition of Thompson/Center Arms (Note 2)	—	233,914
Warranties issued and adjustments to provisions	1,222,656	1,365,762
Warranty claims	(1,244,236)	(1,229,969)

Ending Balance	$1,787,800	$1,854,057

(10) Self-Insurance Reserves:
     As of January 31, 2008 and April 30, 2007, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling approximately $12.4 million and $11.6 million, respectively, of which approximately $7.7 million and $7.0 million, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of approximately $4.7 million and $4.6 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were approximately $9.1 million and $5.1 million for the nine months ended January 31, 2008 and 2007, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2008 and April 30, 2007, we had product liability and municipal litigation reserves of approximately $9.6 million and $9.0 million, respectively, consisting entirely of estimated legal defense costs, of which approximately $6.8 million and $6.1 million, respectively, has been included in other non-current liabilities, and the remaining amounts of approximately $2.8 million and $2.9 million, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, we had recorded receivables from insurance carriers related to these liabilities of approximately $4.7 million, of which approximately $4.6 million has been classified as other assets and the remaining $0.1 million has been classified as other current assets.
(11) Commitments and Contingencies:
Litigation
     We, together with other related organizations, are a defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design and manufacturing leading to claims of personal injury. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.
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
     Finally, we, our directors, and some of our officers, are defendants in three securities class action lawsuits brought on behalf of all persons who purchased the securities of our company between June 15 and December 6, 2007. These lawsuits are based on the earnings guidance we issued at various points in 2007. We believe the allegations to be unfounded. We intend to vigorously contest the claims made by the putative class plaintiffs. We, our directors, and some of our officers are also the subject of three actions brought derivatively by plaintiffs on behalf of our company based on management of the company in 2007 and 2008. We also believe the allegations to be unfounded and intend to mount a rigorous defense.
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
     On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (the “PLCAA”). The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation, by its terms, would result in the dismissal of the various cases against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. Those challenges have led to conflicting decisions as to the constitutionality or applicability of the legislation. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them. No adjustments to municipal litigation reserves have been made as a result of the passage of this law.
NEW CASES
     William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al. Joanne Trudelle v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts (Springfield). The three above-referenced cases are purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Those motions are currently pending before the Court. No responsive pleading is due from us until 45 days after a decision is reached on those motions by the Court.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June and September 2007, our reduction of earnings guidance in October and December 2007, and our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recover of their attorneys’ fees.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the State of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Discovery is ongoing. Trial is scheduled to begin on September 8, 2008.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al., in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center Arms, us, and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that we are not a proper party and no answer is currently required. Should it be determined that we are a proper party, we will have 30 days to file an answer. Discovery is ongoing. Trial is scheduled to begin on January 20, 2009.
     The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2007.
CASES DISMISSED OR RESOLVED
     Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleged that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint sought unspecified damages against Thompson/Center Arms Company, Inc., the bullet manufacturer, and the powder manufacturer, alleging negligence, products liability, and breach of warranty. The products liability cause of action included claims of design defect, manufacturing defect and a failure to properly warn and instruct. The case was settled within the limits of our self-insured retention.
     Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005, and alleged that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs asserted product liability claims. The plaintiffs were seeking an unspecified amount of compensatory damages. Thompson/Center Arms filed a motion for summary judgment, which resulted in dismissal of design and manufacturing based claims. The case was settled within the limits of our self-insured retention.
CASES PENDING
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
     Ted and Amanda Fink v. Thompson Center/Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs name as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further allege that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Plaintiff was deposed on February 18, 2008. Discovery is ongoing. Trial has not yet been scheduled.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries using a Thompson Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson Center Arms filed an answer denying all allegations of liability. Expert discovery is ongoing. Trial is not yet scheduled.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court.
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
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing.
Securities and Exchange Commission (“SEC”) Investigation
     The SEC is conducting an investigation to determine whether there have been violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We intend to continue to cooperate fully with the SEC. There has been no change in the status of this investigation during the nine months ended January 31, 2008.
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
     We had reserves of $652,000 as of January 31, 2008 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We do not have insurance coverage for our currently identified environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
     Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102 million in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.
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
For the Three and Nine Months Ended January 31, 2008 and 2007
federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.
Cylinder Department Fire
     On September 25, 2007, our Springfield facility experienced a fire in the revolver cylinder polishing area. The ultimate cause of the fire was not determinable; however, we believe that we have adequate insurance policies in place to cover the costs to replace the physical assets destroyed as well as the cleaning of the facility, potential business interruption costs, and any other extraordinary expenses associated with this incident. We have recognized a gain on the involuntary conversion of assets of approximately $606,000, which has been recorded in our income statement in general and administrative expenses and offsets the related loss on assets of approximately $427,000. As of January 31, 2008, we have received $600,000 from our insurance carrier as an advance payment regarding the fire loss and, to date, have identified approximately $1,875,000 of insurable expenditures offsetting this amount. The excess of the amount incurred over the amount received from the insurance carrier of $1,275,000 has been recorded in our financial statements as a current asset pending the completion of the restoration of the cylinder polishing area and calculation of business interruption costs incurred, if any.
Federal Excise Tax Audit
     During the quarter ended January 31, 2008, we received an assessment letter from the Department of the Treasury Alcohol and Tobacco Tax and Trade Bureau (TTB) for approximately $5,166,000, excluding interest and penalties, related to an audit of our federal excise tax records for the period January 2004 through September 2007. We continue to work with the TTB regarding these issues and believe that we are sufficiently reserved for any potential liability resulting therefrom.
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered five current and former executives at January 31, 2008. Benefits under this plan are paid monthly (currently monthly benefit is $2,940 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of January 31, 2008, $799,019 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 5.75% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments by fiscal year are as follows: 2008 — $35,000, 2009 — $141,000, 2010 — $117,000, 2011 — $106,000, 2012 — $106,000, and thereafter — $476,000.
     Under the executive plan, we were also required to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree became eligible for Medicare. During the three months ended January 31, 2008, the remaining four individuals under this program had become eligible for Medicare and are now no longer receiving benefits. During the nine months ended January 31, 2008, we expensed $6,526 in post-retirement medical cost associated with this program.
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
     Outstanding Letters of Credit/Restricted Cash — We have standby letters of credit totaling approximately $3.7 million and restricted cash totaling approximately $0.1 million as of January 31, 2008.
(12) Stockholders’ Equity:
Common Stock
     During the nine months ended January 31, 2008, options or warrants were exercised and common stock issued as follows:
       (a) We issued 407,435 shares of common stock having a market value of $7,690,815 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $1,089,511.
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
Earnings per Share
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2008 and 2007:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007

	For the Three Months Ended January 31,
	2008			2007
	Net		Per Share	Net		Per Share
	Income/(Loss)	Shares	Amount	Income	Shares	Amount
Basic earnings	$(1,807,070)	40,390,246	$(0.04)	$1,551,340	39,648,063	$0.04
Effect of dilutive stock options and warrants	—	—	—	—	1,625,858	—

Diluted earnings	$(1,807,070)	40,390,246	$(0.04)	$1,551,340	41,273,921	$0.04

     For the three months ended January 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes and options and warrants to purchase 1,438,774 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2008 and 2007:

	For the Nine Months Ended January 31,
	2008			2007
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$5,825,221	40,209,841	$0.14	$7,775,620	39,633,534	$0.20
Effect of dilutive stock options and warrants	—	1,677,798	—	—	1,777,365	(0.01)

Diluted earnings	$5,825,221	41,887,639	$0.14	$7,775,620	41,410,899	$0.19

     For the nine months ended January 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
Stock Warrants Issued and Repurchased
     On September 12, 2005, we issued warrants to purchase 1,200,000 shares of our common stock to investors as part of a private placement offering. We also issued warrants to purchase 120,000 shares of our common stock to the placement agent. The warrants issued to investors had an expiration date of September 2006, and all warrants were exercised prior to expiration. In June 2007, the placement agent exercised warrants to purchase 50,000 shares of our common stock on a net exercise cashless basis, netting 34,857 shares. The remaining warrants to purchase 70,000 shares of our common stock expire September 12, 2010.
     The following outlines the activity related to the warrants for the periods indicated:

	For the Nine Months Ended January 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	120,000	$4.36	1,320,000	$5.24
Warrants exercised during the period	(50,000)	$4.36	(1,200,000)	$5.33

Warrants outstanding, end of the period	70,000	$4.36	120,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	120,000	$4.36

Weighted average remaining life	2.6 years		3.6 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two Incentive Stock Plans (“the ISPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the ISPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the ISPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the ISPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date on which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. During the nine months ended January 31, 2008 and 2007, no grants were made to purchase shares.
     The number of shares and weighted average exercise prices of options granted under the ISPs and an employee grant outside of the ISPs for the nine months ended January 31, 2008 and 2007 are as follows:

	For the Nine Months Ended January 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of the period	2,576,362	$2.71	2,908,167	$2.25
Granted during the period	216,000	15.00	95,000	12.88
Exercised during the period	(407,435)	2.67	(334,308)	1.62
Canceled/forfeited during the period	(6,666)	4.46	(47,496)	3.59

Options outstanding, end of the period	2,378,261	$3.83	2,621,363	$2.69

Options exercisable, end of the period	1,748,945	$2.66	1,709,715	$2.20

     A summary of stock options outstanding, vested, and exercisable at January 31, 2008 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31	Contractual Life	Exercise Price	January 31	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	982,000	5.44	$1.19	782,000	$1.12
$1.48 — $4.46	966,928	6.92	$2.93	765,278	$2.58
$4.93 — $15.00	429,333	9.15	$11.89	201,667	$8.93

$0.81 — $15.00	2,378,261	6.71	$3.83	1,748,945	$2.66

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. Offering periods are six months in duration, and the purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2008 and 2007, 40,371 and 53,909 shares were purchased under the ESPP, respectively.
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
     The following assumptions were used in valuing our options granted and ESPP purchase rights during the three-month periods ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
Stock option grants:
Risk-free interest rate	4.21%	N/A *
Expected life	3.0 years	N/A
Expected volatility	61.7%	N/A
Dividend yield	0%	N/A
Employee Stock Purchase Plan:
Risk-free interest rate	N/A	5.02%
Expected life	N/A	6 months
Expected volatility	N/A	53.9%
Dividend yield	N/A	0%

*	No options were granted during the three months ended January 31, 2007.
     The following assumptions were used in valuing our options granted and ESPP purchase rights during the nine-month periods ended January 31, 2008 and 2007:

	Nine Months Ended January 31,
	2008	2007
Stock option grants:
Risk-free interest rate	4.21%	4.81%
Expected life	3.0 years	8.0 years
Expected volatility	61.7%	70.9%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	4.15%	4.92%
Expected life	6 months	6 months
Expected volatility	48.4%	47.2%
Dividend yield	0%	0%
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended January 31, 2008 was $3.74. There were 216,000 and 95,000 options granted during the nine months ended January 31, 2008 and 2007, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was approximately $3,744,000 and $1,964,000 for the nine months ended January 31, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the nine months ended January 31, 2008, we granted 334,500 restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was approximately $2.0 million for the nine months ended January 31, 2008. Stock-based compensation expense for the nine months ended January 31, 2008 includes a $1.0 million adjustment to amortize RSUs issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods. During the nine months ended January 31, 2008, we issued 140,983 shares of common stock under RSUs that had vested during the nine months with a total market

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
value of $2.0 million. As of January 31, 2008, there was approximately $3.4 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of January 31, 2008, we have not had any such changes which would have resulted in the execution of the stockholder rights plan.
(13) Uncertain Income Tax Positions
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on May 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $94,685 charge to the retained earnings balance as of May 1, 2007 and an additional $56,564 of income tax expense. The full value of our unrecognized tax benefits of approximately $823,000 at May 1, 2007 has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. If this liability were de-recognized, it would favorably impact the effective tax rate for the period of de-recognition. During the nine month period ending January 31, 2008, we increased the liability for income taxes associated with uncertain tax positions by $83,000 for a total of approximately $906,000 at January 31, 2008. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at January 31, 2008.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties included in the total $906,000 liability recorded in the consolidated balance sheet at January 31, 2008 was approximately $155,000.
     With limited exception, we are subject to U.S. federal, state and local, or non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by a number of state and federal tax authorities and anticipate these audits will be completed by the end of fiscal 2008. We do anticipate an increase every quarter to the total amount of unrecognized tax benefits.
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
     SFAS No. 159 will be effective for fiscal years beginning after November 2007 with early adoption possible, but subject to certain requirements. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended January 31, 2008 and 2007
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations,” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
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
(15) Pro Forma Results
The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2006:

	For the Nine Months Ended January 31,
	2008	2007
Revenue	$212,802,319	$204,998,127
Net income	$5,825,221	$7,546,181
Net income per share	$0.14	$0.19

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
Third Quarter Fiscal 2008 Highlights
     Net product sales for the three months ended January 31, 2008 were $66.1 million, a $12.2 million, or 22.6%, increase over net product sales of $53.9 million for the three months ended January 31, 2007. Excluding the effect of the Thompson/Center Arms acquisition, net product sales decreased $700,000, or 1.4%. Firearms sales, our core business, increased for the three months by $10.8 million, or 21.3%, over the three months ended January 31, 2007, primarily due to the acquisition.
     The domestic consumer firearms market experienced a decline in demand during our third fiscal quarter. The period was marked by an escalation of the sub prime loan crisis, a tightening in the credit markets, the continued worsening of the housing market, increasing fuel prices, less than robust employment growth, and generally weak economic conditions. These factors contributed to a general slowdown of consumer spending across a wide variety of industry and product lines. Against this environment, unseasonably warm weather throughout most of the United States adversely affected the retail traffic in the sporting goods channel. At the same time, significant distribution channel purchases in anticipation of a strong hunting season resulted in excess inventory levels, which limited the ability of the distribution channel to purchase additional products.
     Gross profit as a percentage of net revenue was 25.0% for the three months ended January 31, 2008 compared with 31.3% for the three months ended January 31, 2007. A three-week plant shutdown in our Springfield facility, implemented to reduce inventory levels, and increased promotion costs to spur weak retail sales contributed to the reduction in gross profit margin during the quarter.
     Net loss for the three months ended January 31, 2008 was $1.8 million, or $0.04 per fully diluted share, compared with net income of $1.6 million, or $0.04 per fully diluted share, for the three months ended January 31, 2007.
     Net product sales for the nine months ended January 31, 2008 were $211.3 million, a $59.0 million, or 38.7%, increase over net product sales of $152.3 million for the nine months ended January 31, 2007. Excluding the effect of the Thompson/Center Arms acquisition, net product sales increased $2.3 million, or 1.5%. Firearms sales, our core business, increased for the nine months by $53.8 million, or 38.7%, over the nine months ended January 31, 2007. Sales for the nine months ended January 31, 2007 included $13.1 million in pistol sales to the Afghanistan National Police and the California Highway Patrol.
     Gross profit as a percentage of net revenue was 31.4% for the nine months ended January 31, 2008, slightly lower than the 32.3% gross profit percentage for the nine months ended January 31, 2007.
     Net income for the nine months ended January 31, 2008 was $5.8 million, or $0.14 per fully diluted share, compared with $7.8 million, or $0.19 per fully diluted share, for the nine months ended January 31, 2007, a decrease of 25.1%.
Restatement/SEC Inquiry
     In August 2003, we decided to amend various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We decided to restate our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 as well as our Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Quarterly Reports on Form 10-QSB for the July and October quarters were filed in July 2004, and the amended Quarterly Reports on Form 10-QSB for the January quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. There has been no change in the status of this investigation during the nine months ended January 31, 2008.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended January 31, 2008 and 2007:

				%
	2008	2007	$ Change	Change
Revolvers	$15,365,640	$15,049,166	$316,474	2.1%
Pistols	17,086,531	18,577,635	(1,491,104)	-8.0%
Walther	6,498,773	5,566,462	932,311	16.7%
Performance Center	2,033,999	2,705,451	(671,452)	-24.8%
Engraving	952,037	2,883,290	(1,931,253)	-67.0%
Hunting Rifles	12,254,828	2,704,182	9,550,646	353.2%
Tactical Rifles	4,156,629	2,490,321	1,666,308	66.9%
Shotguns	201,940	—	201,940	100.0%
Parts & Accessories	2,989,037	750,381	2,238,656	298.3%

Total Firearms	61,539,414	50,726,888	10,812,526	21.3%
Handcuffs	1,354,025	1,391,281	(37,256)	-2.7%
Specialty Services	1,515,545	897,040	618,505	68.9%
Other	1,658,326	862,467	795,859	92.3%

Non-Firearms	4,527,896	3,150,788	1,377,108	43.7%

Total	$66,067,310	$53,877,676	$12,189,634	22.6%

     We recorded net product and services sales of $66,067,310 for the three months ended January 31, 2008, an increase of $12,189,634, or 22.6%, over the three months ended January 31, 2007. Firearms sales increased by $10,812,526, or 21.3%, over the comparable three months last year, primarily as a result of the January 2007 acquisition of Thompson/Center Arms. Non-firearm sales for the three months ended January 31, 2008 increased by $1,377,108, or 43.7%, over the three months ended January 31, 2007, resulting almost entirely from the acquisition of Thompson/Center Arms. In addition to its firearms business, Thompson/Center Arms performs castings services for third parties and operates a retail store in Rochester, New Hampshire.
     Revolver sales were $15,365,640 for the three months ended January 31, 2008, a $316,474, or 2.1% increase over the three months ended January 31, 2007. As mentioned earlier, the consumer market in the United States experienced lower demand because of numerous economic factors. In addition, overall retail firearms traffic associated with the fall hunting season was adversely impacted by the unseasonably warm fall weather The revolver order backlog was $7,316,652 at January 31, 2008.
     Pistol sales of $17,086,531 were $1,491,104, or 8.0%, lower for the three months ended January 31, 2008 than for the three months ended January 31, 2007. Consumer pistol sales were adversely impacted by the soft retail activity in the quarter. A consumer rebate program was implemented in the quarter that resulted in an improvement in sales activity in the latter part of the quarter. The three months ended January 31, 2007 included approximately $2.2 million in pistol sales to the California Highway Patrol. Sales of the M&P pistol were 45.0% higher for the three months ended January 31, 2008 than for the three months ended January 31, 2007. The pistol order backlog was $5,471,893 at January 31, 2008.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $932,311, or 16.7%, for the three months ended January 31, 2008 over the three months ended January 31, 2007. Walther sales for the quarter were boosted by the introduction of the PPS pistol as well as strong international sales of the PPK pistol. Walther order backlog was $4,578,665 at January 31, 2008.
     Performance Center sales decreased by $671,452, or 24.8%, for the three months ended January 31, 2008 to $2,033,999 from the three months ended January 31, 2007, reflecting challenging economic conditions, the soft hunting season, and lower demand for large caliber revolvers. The Performance Center had an order backlog of $1,327,376 at January 31, 2008.
     Engraving sales were $952,037 for the three months ended January 31, 2008, a $1,931,253, or 67.0%, decrease from the three months ended January 31, 2007. The majority of the shortfall was due significant revenues generated in fiscal 2007 for the 50th anniversary commemorative Model 29 that were not repeated this fiscal year.
     We entered the hunting rifle market with the acquisition of Thompson/Center Arms on January 3, 2007. In addition, in April 2007, we introduced the Smith & Wesson i-Bolt, a bolt action rifle. Shipments of the i-Bolt began in the later part of the second quarter, but have been severely hampered by the weak retail environment. During the three months ended January 31, 2008, sales of hunting rifles were $12,254,828. The hunting rifle order backlog was $6,942,521 at January 31, 2008.
     We began shipments of our M&P 15 tactical rifle in February 2006. Sales of our M&P 15 rifles were $4,156,629 for the three months ended January 31, 2008, a $1,666,308, or 66.9%, increase over the three months ended January 31, 2007. M&P 15 sales were helped by a strong consumer promotion. On the law enforcement side, 128 police agencies to date have either selected the M&P 15 or approved the M&P 15 for on-duty carry. The backlog for tactical rifles was $975,166 at January 31, 2008.
     We began shipments of our fixed-action and semi-automatic shotguns in April 2007. These shotguns are manufactured to our specifications at dedicated facilities in Turkey by a strategic alliance partner. Sales of shotguns for the three months ended January 31, 2008 were $201,940. Our shotgun line has also been adversely impacted by the soft retail market as well as production delays by our supplier on our over-and-under shotgun. The shotgun order backlog was $523,366 at January 31, 2008.
     The significant increase in parts and accessories sales reflects the addition of Thompson/Center Arms black powder accessories.
     Sales through our sporting goods distribution channel were approximately $54.6 million for the three months ended January 31, 2008, an increase of 29.4% over the comparable period last year. Law enforcement sales and federal government sales were approximately $6.2 million, a $500,000 increase over the three months ended January 31, 2007. As noted earlier, the three months ended January 31, 2007 included $2.2 million in shipments to the California Highway Patrol in 2006. International sales for the three months ended January 31, 2008 of $5.2 million were down 11.5% from the comparable period last year.
     The following table sets forth certain information relating to net product and services sales for the nine months ended January 31, 2008 and 2007:

				%
	2008	2007	$ Change	Change
Revolvers	$48,832,168	$46,084,231	$2,747,937	6.0%
Pistols	47,827,033	53,988,701	(6,161,668)	-11.4%
Walther	18,770,900	17,053,613	1,717,287	10.1%
Performance Center	6,151,662	6,969,672	(818,010)	-11.7%
Engraving	4,179,188	6,445,017	(2,265,829)	-35.2%
Hunting Rifles	45,254,269	2,704,182	42,550,087	1573.5%
Tactical Rifles	10,728,040	7,157,774	3,570,266	49.9%
Shotguns	2,058,251	—	2,058,251	100.0%
Parts & Accessories	13,661,016	3,263,964	10,397,052	318.5%

Total Firearms	197,462,527	143,667,154	53,795,373	37.4%
Handcuffs	4,365,919	4,524,742	(158,823)	-3.5%
Specialty Services	4,932,618	2,059,678	2,872,940	139.5%
Other	4,493,630	2,015,012	2,478,618	123.0%

Non-Firearms	13,792,167	8,599,432	5,192,735	60.4%

Total	$211,254,694	$152,266,586	$58,988,108	38.7%

     We recorded net product and services sales of $211,254,694 for the nine months ended January 31, 2008, an increase of $58,988,108, or 38.7%, over the nine months ended January 31, 2007. Firearms sales increased by $53,795,373, or 37.4%, over the comparable nine months last year. Non-firearm sales for the nine months ended January 31, 2008 increased by $5,192,735, or 60.4%, over the nine months ended January 31, 2007, resulting almost entirely from the acquisition of Thompson/Center Arms.
     Revolver sales were $48,832,168 for the nine months ended January 31, 2008, a $2,747,937, or 6.0%, increase over the nine months ended January 31, 2007. Revolver units sold for the nine month period increased by 2.5%. In addition, revolver prices were increased by approximately 4% on average at the beginning of the fiscal year.
     Pistol sales of $47,827,033 were $6,161,668, or 11.4%, lower for the nine months ended January 31, 2008 than for the nine months ended January 31, 2007. The nine months ended January 31, 2007 included $8.7 million in pistol sales to the Afghanistan National Police and $4.4 million to the California Highway Patrol. There were no comparable shipments during the nine months ended January 31, 2008. Sales of the M&P pistol increased by 53.8% for the nine months ended January 31, 2008 over the nine months ended January 31, 2007.
     Walther firearms sales increased by $1,717,287, or 10.1%, for the nine months ended January 31, 2008 over the nine months ended January 31, 2007. The sales increase was driven by the introduction of PPS pistol as well as strong international sales of the PPK pistol.
     Performance Center sales decreased by $818,010, or 11.7%, for the nine months ended January 31, 2008 to $6,151,662 compared with $6,969,672 for the nine months ended January 31, 2007.
     Engraving sales decreased by $2,265,829, or 35.2%, to $4,179,188 for the nine months ended January 31, 2008 compared with the nine months ended January 31, 2007. The majority of this shortfall occurred during the third fiscal quarter when the 50th anniversary commemorative Model 29 had the greatest impact on fiscal 2007.
     For the nine months ended January 31, 2008, sales of hunting rifles were $45,254,269, the majority of which arose from the acquisition of Thompson/Center Arms.
     Sales of our M&P 15 rifles were $10,728,040 for the nine months ended January 31, 2008, a $3,570,266, or 49.9%, increase over the nine months ended January 31, 2007.
     Sales of shotguns for the nine months ended January 31, 2008 were $2,058,251.
     The increase in parts and accessories sales reflects the addition of Thompson/Center Arms black powder accessories.
     Sales through our sporting goods distribution channel were approximately $176.0 million for the nine months ended January 31, 2008, an increase of 57.5% over the comparable period last year. Law enforcement sales and federal government sales were approximately $18.4 million, a $9.0 million decrease from the nine months ended January 31, 2007, which included $13.1 million in shipments to Afghanistan and the California Highway Patrol in fiscal 2007. International sales for the nine months ended January 31, 2008 of $16.8 million were up 29.0% over the comparable period last year.
Licensing Revenue
     The following table sets forth certain information relating to licensing revenue for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Licensing revenue	$497,171	$488,947	$8,224	1.7%
     Licensing revenue for the three months ended January 31, 2008 increased by $8,224, or 1.7%, over the three months ended January 31, 2007. During the period, we added one new licensee. There were no licensing agreement terminations in the period.
     The following table sets forth certain information relating to licensing revenue for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Licensing revenue	$1,547,625	$1,485,367	$62,258	4.2%
     Licensing revenue for the nine months ended January 31, 2008 increased by $62,258, or 4.2%, over the nine months ended January 31, 2007.
     Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Cost of revenue	$49,944,776	$37,370,706	$12,574,070	33.6%
% of net revenue	75.0%	68.7%
Gross profit	16,619,705	16,995,917	$(376,212)	(2.2)%
% of net revenue	25.0%	31.3%
     Gross profit for the three months ended January 31, 2008 decreased by $376,212, or 2.2%, from the three months ended January 31, 2007. Offsetting the $5,462,380 of gross profit attributed to Thompson/Center Arms was a reduction in gross margin due to promotion costs of $4.7 million and the unabsorbed overhead costs of approximately $2.25 million incurred as a result of a three week shutdown at our Springfield facility during the third fiscal quarter.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 31.3% for the three months ended January 31, 2007 to 25.0% for the three months ended January 31, 2008.
     The following table sets forth certain information regarding cost of revenue and gross profit for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Cost of revenue	$145,895,588	$104,023,243	$41,872,345	40.3%
% of net revenue	68.6%	67.7%
Gross profit	66,906,731	49,728,710	$17,178,021	34.5%
% of net revenue	31.4%	32.3%
     Gross profit for the nine months ended January 31, 2008 increased by $17,178,021, or 34.5%, over the nine months ended January 31, 2007. The higher sales volume was responsible for the increase in gross profit. Thompson/Center Arms accounted for $21,845,768 of the increase in gross profit. Promotion costs of $4.7 million in the third quarter eroded year-to-date gross margins as well as the unabsorbed fixed costs as a result of the extended shutdown that occurred in the third fiscal quarter. Depreciation expense for the nine months increased by $878,803 over the nine months ended January 31, 2007 as a result of the increased capital spending in fiscal 2007.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 32.3% for the nine months ended January 31, 2007 to 31.4% for the nine months ended January 31, 2008.

     Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Research and development, net	$521,204	$306,172	$215,032	70.2%
Sales and marketing	6,884,341	6,059,236	825,105	13.6%
General and administrative	8,904,196	7,011,963	1,892,233	27.0%

Operating expenses	$16,309,741	$13,377,371	$2,932,370	21.9%
% of net revenue	24.5%	24.6%
     Operating expenses for the three months ended January 31, 2008 increased by $2,932,370, or 21.9%, over the three months ended January 31, 2007. Expenses attributable to the additional two months of Thompson/Center Arms in fiscal 2008 were $3,424,833. Excluding the impact of the acquisition, operating expenses decreased $492,463, or 4.2%. General and administrative expense decreased $227,720, or 3.7%, as a result of $181,534 in lower compensation expense (including a reduction in management incentive accruals), $179,320 in gain recorded on the fire loss (see Note 11), and $949,242 in lower profit sharing expense, partially offset by $840,893 in higher professional fees and $394,238 in higher stock-based compensation expense. Sales and marketing expenses decreased by $399,889 as a result of lower advertising expense. Research and development increased $135,146 as a result of efforts related to the expansion of our long gun product line.
     Operating expenses, as a percentage of net product and services sales and license revenue, decreased by 0.1% to 24.5% for the three months ended January 31, 2008 compared with the three months ended January 31, 2007.
     The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Research and development, net	$1,410,209	$836,440	$573,769	68.6%
Sales and marketing	20,757,941	15,344,369	5,413,572	35.3%
General and administrative	28,086,078	18,701,983	9,384,095	50.2%

Operating expenses	$50,254,228	$34,882,792	$15,371,436	44.1%
% of net revenue	23.6%	22.7%
     Operating expenses for the nine months ended January 31, 2008 increased by $15,371,436, or 44.1%, over the nine months ended January 31, 2007, of which $13,482,986 was attributable to Thompson/Center Arms. The remaining increase of $1,888,450, or 5.7%, was primarily in general and administrative expense with a $1,343,389, or 7.5%, increase resulting from $893,189 in higher professional fees and $1,779,783 in higher stock-based compensation expense, partially offset by $363,130 of lower compensation expense and $1,085,693 in lower profit sharing expense. Stock-based compensation expense for the nine months ended January 31, 2008 included a $1,004,130 adjustment to amortize RSUs issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods. Profit sharing expense for the nine months ended January 31, 2008 was $1,085,693 lower than for the nine months ended January 31, 2007. Sales and marketing expenses increased by $241,979, resulting primarily from higher advertising and promotion expense. Research and development increased $303,082 as a result of efforts related to the expansion of our long gun product line.
     Operating expenses, as a percentage of net product and services sales and license revenue, increased by 0.9% to 23.6% for the nine months ended January 31, 2008 compared with the nine months ended January 31, 2007.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Income from operations	$309,964	$3,618,546	$(3,308,582)	(91.4)%
% of net revenue	0.5%	6.7%
     Income from operations was $309,964 for the three months ended January 31, 2008, a $3,308,582, or 91.4%, decrease from operating income of $3,618,546 for the three months ended January 31, 2007. The decrease was due to lower gross margins associated with sales promotion costs as well as the unabsorbed fixed costs related to the extended plant shutdown, partially offset by the acquisition of Thompson/Center Arms.

     The following table sets forth certain information regarding income from operations for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Income from operations	$16,652,503	$14,845,918	$1,806,585	12.2%
% of net revenue	7.8%	9.7%
     Income from operations was $16,652,503 for the nine months ended January 31, 2008, a $1,806,585, or 12.2%, increase over operating income of $14,845,918 for the nine months ended January 31, 2007. The increase was due primarily to the higher sales volume and the acquisition of Thompson/Center Arms, partially offset by higher promotion costs, unabsorbed fixed costs as a result of the three week shutdown, and increased operating expenses.
     Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Other income/(expense)	$(729,072)	$(424,848)	$(304,224)	71.6%
     Other expense totaled $729,072 for the three months ended January 31, 2008, a $304,224, or 71.6%, increase from the three months ended January 31, 2007 of $424,848. Foreign exchange losses for the three months ended January 31, 2008 totaled $343,016 compared with $432,790 for the three months ended January 31, 2007. The exchange activity resulted from inventory purchases from Walther, which are billed in euros. We purchase forward contracts to hedge against exchange fluctuation and record mark-to-market adjustments on the contracts accordingly. Other expense also included $250,000 for a settlement paid in a product liability case.
     The following table sets forth certain information regarding other income/(expense) for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Other income/(expense)	$(552,819)	$(754,159)	$201,340	(26.7)%
     Other expense totaled $552,819 for the nine months ended January 31, 2008 compared with $754,159 for the nine months ended January 31, 2007, a $201,340, or 26.7%, decrease. Foreign exchange losses for the nine months ended January 31, 2008 totaled $370,479 compared with $774,440 for the nine months ended January 31, 2007.
     Interest Income
     The following table sets forth certain information regarding interest income for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Interest income	$15,091	$131,126	$(116,035)	(88.5)%
     Interest income of $15,091 for the three months ended January 31, 2008 represented a decrease of $116,035 from the three months ended January 31, 2007. For several days prior to the closing on the Thompson/Center Arms acquisition in fiscal 2007, the proceeds from the convertible debt offering were invested, causing an increase in interest income during that period.
     The following table sets forth certain information regarding interest income for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Interest income	$44,972	$200,432	$(155,460)	(77.6)%
     Interest income of $44,972 for the nine months ended January 31, 2008 represented a decrease of $155,460 from the nine months ended January 31, 2007.
     Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Interest expense	$2,354,864	$1,052,846	$1,302,018	123.7%
     Interest expense increased for the three months ended January 31, 2008 by $1,302,018 as a result of the issuance of $108.0 million in debt in December 2006 to acquire Thompson/Center Arms. Total debt outstanding at January 31, 2008 was $141.3 million compared with $123.4 million at April 30, 2007.

     The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Interest expense	$6,671,673	$1,771,066	$4,900,607	276.7%
     Interest expense increased for the nine months ended January 31, 2008 by $4,900,607 as a result of the issuance of $108.0 million in debt in December 2006 to acquire Thompson/Center Arms.
     Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Income tax expense/(benefit)	$(951,811)	$720,638	$(1,672,449)	(232.1)%
     Income tax benefit of $951,811 for the three months ended January 31, 2008 represents a decrease of $1,672,449 from income tax expense of $720,638 for the three months ended January 31, 2007 because of the reduction in operating profit.
     The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2008 and 2007:

	January 31, 2008	January 31, 2007	$ Change	% Change
Income tax expense	$3,647,762	$4,745,505	$(1,097,743)	(23.1)%
     Income tax expense of $3,647,762 for the nine months ended January 31, 2008 decreased $1,097,743 from income tax expense of $4,745,505 for the nine months ended January 31, 2007. The effective rates for the nine months ended January 31, 2008 and 2007 were 37.0% and 37.9%, respectively. The decrease in effective tax rate resulted from the expected benefit of filing research and development and domestic production activity credits, which did not have an impact on the prior year until the last fiscal quarter because of continued operating loss carryforwards that were not fully utilized until the end of fiscal 2007. The effective tax rate in fiscal 2008 excludes the impact of the FIN 48 adjustment (Note 13).
     Net Income/(Loss)
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Net income/(loss)	$(1,807,070)	$1,551,340	$(3,358,410)	(216.5)%
Net income/(loss) per share
Basic	$(0.04)	$0.04	$(0.08)	(214.3)%
Diluted	$(0.04)	$0.04	$(0.08)	(211.9)%
     The decrease in net income for the three months ended January 31, 2008 from the three months ended January 31, 2007 resulted from lower gross margins driven by sales promotion costs and unabsorbed overheads as a result of the plant shutdown.
     The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2008 and 2007:

				%
	January 31, 2008	January 31, 2007	$ Change	Change
Net income	$5,825,221	$7,775,620	$(1,950,399)	(25.1)%
Net income per share
Basic	$0.14	$0.20	$(0.05)	(26.2)%
Diluted	$0.14	$0.19	$(0.05)	(25.9)%
     The decrease in net income and net income per share for the nine months ended January 31, 2008 from the nine months ended January 31, 2007 resulted from lower gross margins driven by sales promotion costs and unabsorbed overheads as a result of the plant shutdown.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

     The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2008 and 2007:

				%
	2008	2007	$ Change	Change
Operating activities	$(10,192,385)	$8,731,515	$(18,923,900)	(216.7)%
Investing activities	(11,251,723)	(111,123,829)	99,872,106	(89.9)%
Financing activities	21,034,702	103,512,645	(82,477,943)	(79.7)%

Total	$(409,406)	1,120,331	$(1,529,737)	(136.5)%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors require short-term borrowings for operating and investing activities.
     The $10,192,385 of cash used from operating activities for the nine months ended January 31, 2008 was primarily a result of a $19,310,848 increase in inventory, which was $15,904,594 higher than the prior year. As a result of factory capacity constraints, we traditionally build inventory in the first and second quarters in anticipation of increased demand later in the fiscal year. Consequently, we were building inventory in anticipation of the hunting season. The soft hunting season adversely impacted consumer sales, and increased inventories through the entire channel. We began adjusting production levels as soon as the market situation began to develop and implemented a three-week plant shutdown at our Springfield facility. Inventory levels peaked in November and have declined by approximately $5.2 million since then as a result of these actions and increased promotional activity at the retail level. We will continue to adjust as the situation dictates. In addition to reduced year-to-date net income of $1,950,399, a $2,738,626 reduction in accounts payable and $2,081,486 in higher cash outlays for fiscal 2007 profit sharing, income tax payments were $1,879,246 higher in fiscal 2008 than in fiscal 2007. Partially offsetting the negative impact of the foregoing was increased depreciation and amortization of $4,973,505, higher promotion-related accruals, and lower receivables of $4,114,305.
     Cash used for investing activities decreased by $99,872,106 for the nine months ended January 31, 2008 from the nine months ended January 31, 2007. Fiscal 2007 included the acquisition of Thompson/Center Arms on January 3, 2007. Capital spending for the nine months ended January 31, 2008 was $10,800,585 compared with $9,140,762 for the nine months ended January 31, 2007, an increase of $1,659,823. We expect to spend approximately $15.0 million on capital expenditures in fiscal 2008. The major capital expenditures will focus on improving production efficiencies, primarily our pistol product line, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
     The $82,477,943 decrease in cash provided by financing activities for the nine months ended January 31, 2008 resulted from $108 million in borrowings in fiscal 2007 associated with the acquisition of Thompson/Center Arms, partially offset by an increase in short-term borrowings in fiscal 2008. Short-term bank borrowings totaled $19.1 million at January 31, 2008 compared with no borrowings at January 31, 2007. The increase was attributable to higher capital spending and the increase in inventory levels. We repaid $1,185,648 of the long-term notes payable to TD BankNorth, our primary bank, during the nine months ended January 31, 2008.
     As of January 31, 2008, we had $3,655,922 in cash and cash equivalents on hand. On November 30, 2007, we signed an amended $40.0 million credit facility with Toronto Dominion (Texas) LLC to support letters of credit, working capital needs, and capital expenditures. This new line of credit enabled us to terminate our $15.0 million revolving line of credit with Citizens Bank that we had previously used to finance the working capital needs of Thompson/Center Arms.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we filed covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our existing credit facility with its senior lender, and (2) three times LTM EBITDA (as defined in the Indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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
     SFAS No. 159 will be effective for fiscal years beginning after November 2007 with early adoption possible, but subject to certain requirements. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (revised), “Business Combinations,” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On December 10, 2007, we purchased six euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. As of January 31, 2008, we had five 600,000 euros option contracts remaining, with the last expiring on June 30, 2008. During the nine months ended January 31, 2008, we experienced a net gain of $216,000 on hedging transactions that were executed during the period. As of January 31, 2008, the fair market value of outstanding derivatives was an liability of approximately $35,000 versus a liability of $233,000 as of January 31, 2007.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Security Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
NEW CASES
     William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al. Joanne Trudelle v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts (Springfield). The three above-referenced cases are purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934

(the “Exchange Act”). On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Those motions are currently pending before the Court. No responsive pleading is due from us until 45 days after a decision is reached on those motions by the Court.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June and September 2007, our reduction of earnings guidance in October and December 2007, and our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to asset claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recover of their attorneys’ fees.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the State of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Discovery is ongoing. Trial is scheduled to begin on September 8, 2008.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al. in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center Arms, us, and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that we are not a proper party and no answer is currently required. Should it be determined that we are a proper party, we will have 30 days to file an answer. Discovery is ongoing. Trial is scheduled to begin on January 20, 2009.
     The following describes material updates to previously reported cases since the filing of our Annual Report on Form 10-K for the year ended April 30, 2007.
CASES DISMISSED OR RESOLVED
     Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleged that on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint sought unspecified damages against Thompson/Center Arms Company, Inc., the bullet manufacturer, and the powder manufacturer, alleging negligence, products liability, and breach of warranty. The products liability cause of action included claims of design defect, manufacturing defect and a failure to properly warn and instruct. The case was settled within the limits of our self-insured retention.
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
CASES PENDING
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
     Ted and Amanda Fink v. Thompson Center/Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and seeks unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs name as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs allege that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further allege that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Plaintiff was deposed on February 18, 2008. Discovery is ongoing. Trial has not yet been scheduled.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006, and alleges that plaintiff sustained eye injuries using a Thompson Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson Center Arms filed an answer denying all allegations of liability. Expert discovery is ongoing. Trial is not yet scheduled.
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court.
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
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of

Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the government’s briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing.
PROTECTION OF LAWFUL COMMERCE IN ARMS ACT
     On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries or property damage. There have been constitutional and other challenges to the legislation in some of the pending cases. Those challenges have led to conflicting decisions as to the constitutionality or applicability of the legislation. Therefore, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases.

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

Dated: March 10, 2008

INDEX TO EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer