Form 10-K
period 2008-04-30
SMITH & WESSON HOLDING CORP
filed 2008-06-30
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

Commission file number 1-31552

SMITH & WESSON HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0543688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Roosevelt Avenue
Springfield, Massachusetts 01104
(800) 331-0852
(Address including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.001 per Share Preferred Stock Purchase Rights	Nasdaq Global Select Market Nasdaq Global Select Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (33,202,371 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $401,416,665. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 27, 2008, there were outstanding 46,947,677 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2008

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2009 and thereafter; future products or product development; our product development strategies; beliefs regarding product performance; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a growing participant in the tactical and hunting rifle markets that we recently entered. We manufacture these products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We also market shotguns, which are manufactured to our specifications in dedicated facilities through a strategic alliance. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase substantially our product offerings and our licensing program to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

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

We estimate that the domestic non-military gun market is approximately $163 million for revolvers and $694 million for pistols, with our market share being approximately 45% and 13%, respectively, and approximately $543 million for rifles, $404 million for shotguns, $240 million for tactical rifles, and $73 million for black powder rifles, with our market share being approximately 7% in the tactical rifle market and approximately 25% in the black powder rifle market. We recently entered the shotgun and bolt-action rifle markets. According to 2006 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“BATF”), the U.S. firearms manufacturing industry has grown at a compound annual growth rate in units of 8.3% from 2001 through 2006.

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

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available as soon as reasonably practicable after we electronically file those documents with the Securities and Exchange Commission, or the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct and Ethics, our Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the exchange on which our common stock is listed. The documents are also available in print by contacting our corporate secretary at our executive offices.

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

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. We offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We introduced nine new revolver models, five new pistol models, and two new Walther pistol models in fiscal 2008 and seven new revolver models and 11 new pistol models in fiscal 2007. We currently offer 80 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features. As little as four years ago, we were known primarily for our revolvers, with revolvers accounting for approximately 40% of our fiscal 2004 revenue. Starting in fiscal 2005, our new management team determined to increase our business by solidifying our position in the revolver market and significantly increasing our business in other categories of the overall firearm business. The introduction of our 460 XVR revolver and our Model 500 revolver enhanced our position in the revolver market. The introduction of our M&P Series of pistols in January 2006 resulted in us becoming a leader in the pistol market with sales of pistols in fiscal 2008 showing an 84% increase over fiscal 2004 levels. Our January 2006 launch of our M&P15 Series of tactical rifles has enabled us to capture what we estimate to be approximately 7% of the tactical rifle market. In January 2007, we entered the shotgun market with the introduction of our Elite Series of fixed-action shotguns and our 1000 Seriestm of semi-automatic shotguns. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearms systems, and the ICON bolt-action rifle to our product portfolio. We expanded our bolt-action product line in April 2007 with the introduction of our i-Bolt bolt-action hunting rifle. As a result, we are now participating in all four categories of the long gun market as well as both categories of the handgun market.

The sale of firearms accounted for approximately $274.1 million in net product sales, or approximately 93.3% of our net product sales, for the fiscal year ended April 30, 2008 and approximately $221.3 million in net product sales, or approximately 94.2% of our net product sales, for the fiscal year ended April 30, 2007. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson and Thompson/Center Arms names.

Pistols

We currently manufacture 27 different models of pistols. The suggested retail prices of our pistols range between $292 and $1,398. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

The following sets forth information regarding some of our most popular pistols:

Model	Description

M&P Series	New polymer frame pistols designed for law enforcement and military professionals, available in full-sized and compact versions in the following calibers: 9mm, .40, .357 sig, and .45.
Sigma Series	Polymer frame pistols available in 9mm and .40 caliber. The 9mm version is used by the Afghanistan National Police and Border Patrol.
4006TSW	A .40 caliber premium pistol designed for law enforcement, which is now the standard duty firearm for the California Highway Patrol.
SW1911	A .45 ACP competition-ready pistol based on the 1911 pistol, which was the standard issue for the U.S. military for decades and which is available in a variety of materials and features.

Our M&P Series of pistols, which was engineered with input from more than a dozen law enforcement agencies, is designed to offer performance, safety, and durability features that meet the standards of global law enforcement and military personnel as well as consumers desiring personal protection. The M&P comes in the following calibers: 9mm, .45, .40, and .357 sig and is available in both compact and full-sized models.

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

Our Sigma Series consists of double-action pistols constructed with a durable polymer frame and a through-hardened stainless steel slide and barrel. The Sigma Series features an ergonomic design and simple operating procedures. The Sigma Series comes in 9mm and .40 caliber models. Sigma model pistols have been purchased by the U.S. Army Security Assistance Command for use by the Afghanistan National Police and Border Patrol as a result of performance features required in wartime and extreme environmental conditions.

Our Smith & Wesson pistol sales accounted for approximately $69.6 million, or approximately 23.7%, of our net product sales for the fiscal year ended April 30, 2008 and for approximately $78.2 million, or approximately 33.3%, of our net product sales for the fiscal year ended April 30, 2007. As of April 30, 2008, our backlog for Smith & Wesson pistols was approximately $17.5 million, compared with $8.7 million as of April 30, 2007.

We are the exclusive U.S. importer of Walther firearms and hold the production rights for the popular Walther PPK pistol in the United States, which we manufacture at our Houlton, Maine facility. The Walther PPK was made famous by the movie character James Bond. The Walther P22 has become one of the top selling .22 caliber pistols in the United States. Walther sales accounted for approximately $27.1 million, or approximately 9.2%, of our net product sales for the fiscal year ended April 30, 2008 and for approximately $23.3 million, or approximately 9.9%, of our net product sales for the fiscal year ended April 30, 2007. As of April 30, 2008, we had a backlog of approximately $6.9 million of orders for Walther pistols, compared with $3.1 million as of April 30, 2007.

Revolvers

We currently manufacture 44 different models of revolvers. The suggested retail prices of our revolvers range between $561 and $1,359. A revolver is a handgun with a cylinder that holds the ammunition in a series of chambers that are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder and cocks and releases the hammer.

The following table sets forth information regarding some of our most popular revolvers:

Model	Description

637	Lightweight .38 caliber revolver, which is the original aluminum frame.
642	Lightweight .38 caliber lightweight revolver, enclosed hammer with no snag, easy carry, which is very popular as a back-up gun for law enforcement personnel.
10	A .38 caliber revolver descended from the original .38 caliber S&W special military and police revolver introduced in 1899.
629	Stainless steel variation of the .44 magnum revolver made famous in the Dirty Harry films.
500	World’s most powerful production revolver, which is used for big game hunting.
460	World’s highest velocity production revolver.
M&P340	Lightweight, scandium frame .357 magnum revolver, designed as a back-up weapon for law enforcement personnel.

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

Revolvers accounted for approximately $70.2 million in net product sales, or approximately 23.9% of our net product sales, for the fiscal year ended April 30, 2008 and for approximately $64.1 million in net product sales, or approximately 27.3% of our net product sales, for the fiscal year ended April 30, 2007. As of April 30, 2008, we had a revolver backlog of approximately $6.7 million, compared with $11.7 million as of April 30, 2007. In the fourth quarter of fiscal 2007, demand for new products exceeded production capacity, creating a higher than usual backlog. Production capacity was increased in the first quarter of fiscal 2008 to meet the higher demand.

Tactical Rifles

Our M&P15, M&P15A, and M&P15T are tactical rifles, commonly known as “black rifles,” specifically designed to satisfy the functionality and reliability needs of global military and law enforcement personnel. The M&P15, M&P15A, and M&P15T are rugged, lightweight, semi-automatic rifles that are designed to perform under a diverse range of conditions and fire 5.56mm and .223 caliber ammunition. These rifles are gas operated and include a chrome-lined gas tray, bolt carrier, and barrel with a six-position adjustable stock. These rifles are also popular as sporting target rifles.

The M&P15, introduced in January 2006, incorporates a traditional AR-15 design, featuring a removable carry-handle and adjustable rear and front post sights, allowing for quick target acquisition and convenient handling. The M&P15A has a folding rear sight and does not have a carry handle. The M&P15T, with its high-end accessory package, features folding front and rear battle sights and a four-sided equipment rail system that allows the addition of accessories, such as lights, laser-aiming devices, and vertical grips.

The sale of tactical rifles accounted for approximately $16.6 million in net product sales, or approximately 5.7% of our net product sales, for the fiscal year ended April 30, 2008 and approximately $12.8 in net product sales, or approximately 5.4% of our net product sales, for the fiscal year ended April 30, 2007. As of April 30, 2008, we had a tactical rifle backlog of approximately $6.7 million, compared with $3.8 million as of April 30, 2007. Tactical rifles remain the fastest growing segment of the long gun market.

Hunting Rifles

Our ICON bolt-action, center fire rifle is a premium hunting rifle designed to be a new breed of bolt-action rifle in terms of ruggedness, reliability, and accuracy. The ICON features a 24-inch polished blue metal barrel with 5R rifling for accuracy, a Sims recoil pad, a butterknife bolt handle, a detachable box magazine, a solid top receiver, an integral Picatinny scope base for strength, a specially designed and located bolt release, a chamfered muzzle crown with side gas venting to reduce influence on bullet path, and a two-position safety.

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

Hunting rifles accounted for approximately $55.2 million in net product sales, or approximately 18.8% of our net product sales, for the fiscal year ended April 30, 2008. As of April 30, 2008, we had a hunting rifle backlog of approximately $10.6 million, compared with $30.2 million as of April 30, 2007. The backlog as of April 30, 2007 reflects the introduction of the ICON rifle and the Triumph muzzle loader.

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

Shotguns accounted for approximately $2.4 million in net product sales, or approximately 0.8% of our net product sales, for the fiscal year ended April 30, 2008. As of April 30, 2008, we had a shotgun backlog of approximately $272,000, compared with $2.7 million as of April 30, 2007.

Other Products

Premium and Limited Edition Handguns and Classics

Our Performance Center personnel have been providing specialized products and services for the most demanding firearms enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, Performance Center personnel conceptualize, engineer, and craft firearms products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer 29 catalog Performance Center model variations in order to expand product availability.

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

Our premium and limited edition handguns and classics and engraving services generated approximately $16.1 million in net product sales, or approximately 5.5% of our net product sales, for the fiscal year ended April 30, 2008 and approximately $18.5 million in net product sales, or approximately 7.9% of our net product sales, for the fiscal year ended April 30, 2007.

Parts and Black Powder Accessories

We sell parts and accessories, including black powder accessories for black powder rifles. These products accounted for approximately $16.8 million in net product sales, or approximately 5.7% of our net product sales, for the fiscal year ended April 30, 2008 and for approximately $7.4 million in net product sales, or approximately 3.2% of our net product sales, for the fiscal year ended April 30, 2007.

Handcuffs

We are the largest manufacturer of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. Handcuffs accounted for $6.2 million in net product sales, or approximately 2.1% of our net product sales, for the fiscal year ended April 30, 2008 and for approximately $6.2 million in net product sales, or approximately 2.6% of our net product sales, for the fiscal year ended April 30, 2007.

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

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. The acquisition of Thompson/Center Arms included a foundry operation, which expanded our specialty services offerings to include castings. Specialty services accounted for approximately $7.6 million in net product sales, or approximately 2.6% of our net product sales, for the fiscal year ended April 30, 2008 and for approximately $3.9 million in net product sales, or 1.6% of our net product sales, for the fiscal year ended April 30, 2007.

Strategy

Our objective is to be a global leader in the safety, security, protection, and sport businesses. Key elements of our strategy to achieve this objective include the following:

Enhance Existing Products and Introduce New Products

We continually seek to enhance our existing products and to introduce new products. During the last two fiscal years, we have introduced 16 new revolver models and 16 new pistol models, including the introduction of our first entry into the tactical rifle market with our M&P15 rifle, our first entry into hunting rifles with our i-Bolt rifle, and our first shotgun products. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms and interchangeable firearms systems and the ICON bolt-action rifle to our product portfolio. We plan to continue to introduce new products in fiscal 2009 in both the handgun and long gun markets. Some of these new products may be intended for markets and customers that we currently do not serve.

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

The introduction of our M&P15 Series of tactical rifles, our i-Bolt rifle, and our Elite and 1000 Series of shotguns and the addition of black powder firearms, interchangeable firearms systems, and our ICON bolt-action rifle resulting from our acquisition of Thompson/Center Arms have enabled us to become an increasingly important factor in multiple segments of the long gun market. We are also evaluating other product and service opportunities, such as law enforcement and criminal investigation, security systems, less lethal products, and homeland defense products and services. Other products and services being considered will be intended for other aspects of the safety, security, protection, and sport markets.

Enhance Manufacturing Productivity and Capacity

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, lower machinery down time, extension of machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production by 160% from December 2004 to May 2008 while improving product quality, reducing waste, and reducing overtime. The significant growth of our business, however, requires us to continue to increase our manufacturing capacity. For example, during the last two fiscal years, we have not always been able to satisfy on a timely basis the consumer demand for some of our most popular new products, including our M&P15 tactical rifles. We plan to continue to seek gains in manufacturing efficiency and capacity.

Capitalize on Brand Name

We plan to capitalize on our well-known Smith & Wesson brand name, which we believe is one of the world’s most recognized brand names with 87% brand recognition across all demographic lines. We believe our brand name will enable us to offer new products and services that we do not currently offer and to achieve license revenue from third parties that believe our brand name will facilitate the sale of their products or services. Customer feedback has shown that the Thompson/Center Arms brand name has a high recognition value among hunters. We are evaluating how we can best capitalize on this brand recognition in our strategy.

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

Marketing, Sales, and Distribution

We market our products primarily through creative distributor, dealer, and consumer promotions as well as specialized retail merchandising that utilizes many in-store sales tools. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 274 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved more than 4 billion consumer impressions (inclusive of Smith & Wesson and Thompson/Center Arms) in 2007. We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We also sponsor a race car in the NASCAR Busch Series, and we use this sponsorship to activate many point-of-sale and retail activities. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the SHOT Show, NRA Show, International Association of Chiefs of Police Show, IWA Show in Europe, and various buying group shows. In the fiscal year ended April 30, 2008, advertising and promotion expenses amounted to approximately $14.0 million, excluding the cost of rebates and promotions included in gross margin.

In fiscal 2006, we transitioned from a consumer sales force consisting of both direct employees and manufacturer’s representatives to an all employee direct sales force. We currently employ 46 direct sales people who service distributors, dealers, and law enforcement agencies. As of April 30, 2008, we had 64 commercial distributors, 72 law enforcement distributors, and six federal and military distributors. Our top five commercial distributors accounted for a total of approximately 32% of our net product sales for the fiscal year ended April 30, 2008. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our firearms and restraints.

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

Retail Stores

We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. The Smith & Wesson Shooting Sports Center sells Smith & Wesson, Walther, and Thompson/Center Arms firearms, accessories, branded products, apparel, ammunition, and related shooting supplies. We also operate a retail store in Rochester,

New Hampshire, known as Fox Ridge Outfitters. The Fox Ridge store offers firearms as well as hunting, shooting, camping, fishing, and sporting gear and accessories at the retail location and online. We also offer custom products through the Fox Ridge retail outlet.

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

Licensing

Several of our registered trademarks, including the “S&W®” logo and script “Smith & Wesson®,” are well known throughout the world and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in connection with their products and services provides us with an opportunity that is not available to many other companies in our industry.

We plan to enhance our licensing program through the identification of additional high-quality licensees. Our future plans include the expansion of our licensing program to capitalize on the awareness of the 150-plus year old Smith & Wesson name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of Smith & Wesson branded products.

We expect this further extension will provide added retail and distribution channels, products, and markets for our licensed goods and branded products. We believe that the use and capitalization of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

We are actively pursuing opportunities within the safety, security, protection, and sport markets, including the following:

•	industrial, law enforcement, and homeland security equipment;

•	hunting and sporting apparel;

•	hunting accessories; and

•	aftermarket auto accessories.

Our licensed products are distributed throughout the world. As of April 30, 2008, we licensed our Smith & Wesson trademarks to 31 different companies that market products complementing our products. In fiscal 2008, we signed agreements with six new licensees and ended our relationship with four licensees.

In fiscal 2008, we entered into a licensing agreement with Nationwide Digital Monitoring Co., Inc., a division of New York Merchant Protective Co., Inc. to develop an authorized installed security dealer program, wholesale central station monitoring services, and private labeled security alarm equipment utilizing the Smith and Wesson trademarks. In addition, we entered into a licensing agreement with MXT Card Services Inc. to provide a “Wilderness Rewards” credit card in which credit card users can earn points toward the purchase of our branded products. We also entered into a licensing agreement with Westfield Outdoor to provide Thompson/Center Arms branded soft gun cases, hard and soft coolers, backpacks, and shooting benches. We signed agreements with Float Tech to brand inflatable life jackets, with Baker Sox to provide branded men’s and women’s socks and hosiery, and with Desperate Enterprises for tin signs and thermometers.

In fiscal 2007, we expanded our brand into aftermarket auto accessories, capitalizing upon the affinity between truck and automobile enthusiasts and the Smith & Wesson brand. We also entered into a licensing agreement with Wellco Industries, which provides high-quality footwear to the U.S. military, to provide functional and feature-rich footwear for both our law enforcement and sporting good channels. In addition, we entered into a licensing agreement with Law Enforcement Associates to market Smith & Wesson branded products for use in under-auto explosion detection devices.

Licensing revenue for the fiscal years ended April 30, 2008, April 30, 2007, and April 30, 2006 was approximately $2.1 million, $1.7 million, and $2.2 million, respectively.

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

We believe we have a strong track record of manufacturing very high-quality products with only a limited amount of recalls. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have had product recalls. Our most recent recall occurred in September 2006 with respect to the Model 460 Performance Center revolver. In 2004, we also recalled all of the P22 pistols sold in California in order to retrofit them to comply with California law. Other recalls occurred in August 2003 on the SW1911 pistol and in June 2004 on the Model 329 Performance Center revolver. The aggregate cost of these recalls was less than $400,000.

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

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing and develop new firearm products. In fiscal 2008, our gross spending on research activities relating to the development of new products was approximately $1.9 million. In fiscal 2007, our gross spending on such research activities amounted to approximately $1.2 million. As of April 30, 2008, we had 29 employees engaged in research and development as part of their responsibilities.

Patents and Trademarks

We own numerous patents related to our firearms and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have primarily focused on applying for utility patents, but we are now also focusing on applying for design patents when we believe that a particular firearm design has merit worth protecting. We have filed for eight patents to protect our polymer pistols, eight patents relative to design features in our new i-Bolt rifle, and a number of patents to protect production of revolvers manufactured from titanium and scandium. We do not believe our patents are critical to our business.

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

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Some of our better known trademarks and service marks include the following:

•	“MILITARY & POLICE,” “AIRLITE,” “THE SIGMA SERIES,” “ALLIED FORCES,” “CHIEFS SPECIAL,” “LADY SMITH,” “MOUNTAIN GUN,” and “MOUNTAIN LITE” (all firearms or series of firearms);

•	“1000 SERIES,” “ELITE GOLD,” “ELITE SILVER” (shotguns), “i-BOLT” (bolt-action rifle);

•	“MAGNUM” (used not only for revolvers but a whole line of brand products);

•	“S&W PERFORMANCE CENTER” (our high-performance gun/custom gunsmith service center and used in connection with products);

•	“SMITH & WESSON ACADEMY” (refers to our law enforcement/military training center);

•	“HEIRLOOM WARRANTY” (which offers warranty coverage on Elite Series shotguns during the original purchaser’s lifetime as well as that of his or her chosen heir);

•	“CLUB 1852” (a consumer affinity organization made available to Smith & Wesson firearm owners);

•	“OMEGA,” “CONTENDER,” “ENCORE,” “TRIUMPH,” and “ICON” (all guns or series of guns);

•	“SWING HAMMER,” “SPEED BREECH,” “FLEX TECH,” and “WEATHER SHIELD” (all features); and

•	“AMERICA’S MASTER GUNMAKER.”

We intend to vigorously pursue and challenge any violations of our trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do while the majority manufacture only certain types of firearms. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a growing participant in the tactical and hunting rifle markets that we recently entered.

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

The ultimate users of our products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, law enforcement personnel and agencies, and other governmental organizations. During fiscal 2008 approximately 9% of our sales were to state and local law enforcement agencies and the federal government; approximately 8% were international; and the remaining approximately 83% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large dealers.

Governmental Regulations

We are regulated by BATF, which licenses the manufacture and sale of firearms. BATF conducts periodic audits of our facilities. The U.S. State Department oversees the export of firearms, and we must obtain an export permit for all international shipments.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $873,000 in the fiscal year ended April 30, 2008 on environmental compliance, comprising approximately $406,000 for disposal fees and containers, $224,000 for remediation, $49,000 for DEP analysis and fees, and $194,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

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

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2008, we had a reserve of approximately $645,000 for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

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

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms, for $102 million in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2008, approximately $693,000 of the escrow has been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

Employees

As of May 31, 2008, we had 1,453 full-time employees. Of our employees, 1,257 are engaged in manufacturing, 79 in sales and marketing, 29 in finance and accounting, 22 in information services, and 66 in various executive or other administrative functions. None of our employees is represented by a union in collective bargaining with us. Approximately 33% of our employees have 10 or more years of service with our company, and approximately 23% have greater than 25 years of service. We believe that our employee relations are good.

Backlog

As of April 30, 2008, we had a backlog of orders of approximately $49.9 million. The backlog of orders as of April 30, 2007 was approximately $61.5 million. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months. Our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	54	President and Chief Executive Officer
John A. Kelly	49	Chief Financial Officer and Treasurer
Leland A. Nichols	46	Vice President — Sales
Thomas L. Taylor	47	Vice President — Marketing
Kenneth W. Chandler	47	Vice President — Operations
Ann B. Makkiya	38	Secretary and Corporate Counsel

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

Thomas L. Taylor has served as Vice President — Marketing of our company since July 2004. Prior to joining our company, Mr. Taylor served for more than 24 years in various sales and marketing positions with the Coca-Cola Company and Frito-Lay. Prior to joining our company, Mr. Taylor was Vice President - Sales and Marketing for Coca-Cola Enterprises, New England Division.

Kenneth W. Chandler has served as Vice President — Operations of our company since November 2004. Mr. Chandler was Vice President — Operations - Automotive Division of Torrington Bearing Company, formerly a subsidiary of Ingersoll Rand and now a subsidiary of the Timkin Company, from 2001 until joining our company.

Ann B. Makkiya has served as Secretary and Corporate Counsel of our company since February 2004. Ms. Makkiya served as Corporate Counsel of our wholly owned subsidiary, Smith & Wesson Corp., from December 2001 until February 2004. Ms. Makkiya was associated with the law firm of Bulkley, Richardson and Gelinas, LLP from 1998 to 2001.

On December 2, 2004, without admitting or denying the charges against him, Thomas Taylor consented to an order of the SEC Administrative Law Judge to cease and desist from committing or causing violations of the SEC’s books and records provisions, Section 13(a) of the Exchange Act and Rules 13a-1, 12b-20 and 13b2-1 thereunder, and agreed to pay a civil penalty in the amount of $25,000. Mr. Taylor’s settlement arose out of the SEC’s investigation of whether or not the Kmart Corporation issued materially false financial statements for the fiscal year ended December 31, 2001, by improperly accounting for allowances obtained from its vendors for various promotional and marketing activities. Mr. Taylor was Frito-Lay’s Director of Sales in charge of the Kmart snack account during the relevant period. Frito-Lay is a subsidiary of PepsiCo, Inc. In entering into that settlement, Mr. Taylor neither admitted, nor denied, the allegations of the SEC.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as other information in this report, in evaluating our company and our business.

We cannot predict when or if the decline in demand in the domestic consumer firearms market, which began in our second fiscal quarter of 2008, will abate.

The domestic consumer firearms market experienced a decline in demand beginning during our second fiscal quarter of 2008. The period was marked by an escalation of the subprime loan crisis, a tightening in the credit markets, the continued worsening of the housing market, increasing fuel prices, less than robust employment growth, and generally weak economic conditions. These factors contributed to a general slowdown of consumer spending across a wide variety of industry and product lines. Against this environment, unseasonably warm weather throughout most of the United States adversely affected the retail traffic in the sporting goods channel. At the same time, significant distribution channel purchases in anticipation of a strong hunting season resulted in excess inventory levels, which limited the ability of the distribution channel to purchase additional products. We cannot predict when or if the decline in the domestic consumer firearms market will abate.

We are pursuing a new business strategy, which may not be successful.

We have expanded our business objective to become a global leader in the business of safety, security, protection, and sport. This objective was designed to enable us to increase our business significantly and reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting gun market. While we have been successful in substantially expanding our pistol business in multiple markets and in entering the long-gun market with tactical rifles, hunting rifles, and shotguns, we have not yet achieved our objective. Pursuing our strategy to achieve our objective beyond firearms will require us to hire additional managerial, licensing, manufacturing, marketing, and sales employees; to introduce new products and services; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, to complete successful acquisitions or strategic alliances, or to penetrate successfully other safety, security, protection, and sport markets.

We may be unable to continue to achieve gains in manufacturing productivity and capacity.

A key element of our strategy is to enhance our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, lower machinery down time, extension of machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. The introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production by 160% from December 2004 to May 2008 while improving product quality, reducing waste, and reducing overtime. The significant growth of our business, however, requires us to continue to increase our manufacturing capacity. For example, during the last two fiscal years, we have not always been able to satisfy on a timely basis the consumer demand for a some of our most popular new products, including our M&P15 tactical rifles. We plan to continue to seek gains in manufacturing efficiency and capacity.

Government settlements may adversely affect our business.

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

Insurance coverage for firearm companies, including our company, is expensive and relatively difficult to obtain. Our insurance costs were approximately $5.5 million for the fiscal year ended April 30, 2008. Our inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

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

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our results of operations. These factors include the following:

•	the volume of customer orders relative to our capacity;

•	the success of product introductions and market acceptance of new products by us and our competitors;

•	timing of expenditures in anticipation of future customer orders;

•	effectiveness in managing manufacturing processes and costs;

•	changes in cost and availability of labor and components;

•	ability to manage inventory and inventory obsolescence;

•	pricing and other competitive pressures; and

•	changes or anticipated changes in economic conditions.

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

Our success will depend in part on our ability to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses and enhance our current markets and business, enhance our manufacturing productivity and capacity, and capitalize on our widely known brand name. We acquired Thompson/Center Arms in January 2007. Our acquisition strategy involves significant risks. We cannot accurately predict the timing, size, and success of our acquisition efforts. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to grow through acquisitions will depend upon various factors, including the following:

•	diversion of management’s attention to acquisition efforts;

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions; and

•	the ability to obtain any requisite governmental or other approvals.

As a part of our acquisition strategy, we frequently engage in discussions with various companies regarding their potential acquisition by us. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

In order to pursue a successful acquisition strategy, we must integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

Our experience in acquiring other businesses is limited. We may be unable to complete effectively the integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks, including the following:

•	diversion of management’s attention from our core businesses;

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	creating uniform standards, controls, procedure, policies, and information systems;

•	problems assimilating the acquired operations or products;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations; and

•	failure of acquired businesses to achieve expected results.

We may not be successful in overcoming problems encountered in connection with any acquisitions, and our inability to do so could disrupt our operations and reduce our profitability.

Our growth strategy may require significant additional funds, the amount of which will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs.

Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and operating results.

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

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

Political and economic conditions abroad may result in a reduction of our foreign sales, as a result of the sale of our products in 50 countries; our importation of firearms from Walther, which is based in Germany; the manufacture of shotguns for us by UTAS, which is based in Turkey; and our purchase of magazines from Mec-Gar in Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, a portion of our revenue results from goods that are purchased, in whole or in part, from a European supplier, in euros, thereby exposing us to some foreign exchange fluctuations. In the future, more customers or suppliers may make or require payments in non-U.S. currencies, such as the euro.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase approximately $15 million of inventory from a European supplier. We expect that this will increase in the future based on our new agreement with our Turkish supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $15 million of inventory by approximately $1.5 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer.

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

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, or limitations on imports or exports also could have a material adverse effect on us. Any actions by foreign countries to reverse policies that encourage foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences, could affect the attractiveness of our products to our U.S. customers.

We may incur higher employee medical costs in the future.

We are self-insured for our employee medical plan. The average age of our Springfield workforce is 46 years. More than 10% of our employees are over age 60. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

Our business is seasonal.

Historically, our fiscal quarter ending July 31 had been our weakest quarter, primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts the business has lessened because the hunting industry generally prepares for the hunting season well in advance of cooler temperatures. We now expect that our fiscal quarter ending January 31 will be our weakest quarter, as sales associated with hunting sharply decline as the season winds down. This decline in net sales may result in decreases in our stock price during the late fall and early winter months.

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

The BATF is asserting various violations by us of the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These alleged violations relate to inventory, record keeping, and reporting obligations. The BATF has significant authority, including the authority to revoke our firearm importer and manufacturer licenses for willful violations. We are cooperating fully with the BATF to resolve compliance issues that may have been raised.

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

We, our Chairman of the Board, our Chief Executive Officer, and our Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. We plan to file a Motion to Dismiss the litigation.

We are also involved in two purported stockholder derivative lawsuits in the Superior Court for the Commonwealth of Massachusetts, which have been consolidated, and another purported derivative action brought in the U.S. District Court for the District of Nevada, which has been stayed pending the Massachusetts action. Each of the actions was brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants.

We intend to defend ourselves vigorously in these class action and derivative lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

The ongoing SEC investigation could result in additional costs, monetary penalties, and injunctive relief.

The SEC has been conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement more than three years ago of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. We have incurred legal costs for our company as well as for several of our current and former officers as a result of reimbursement obligations. Although we have fully cooperated with the SEC in the investigation, the investigation involves the possibility that the SEC could determine that we have violated the federal securities laws. Such a determination could result in sanctions, including mandatory penalties and injunctive relief.

On May 8, 2008, we received notice that it is the intent of the Division of Enforcement Staff of the SEC to recommend that the SEC authorize administrative cease-and-desist proceedings against us to prohibit any future violations of the periodic reporting, record keeping, and internal controls provisions of the federal securities laws. The Staff is not recommending the imposition of any monetary sanctions or remedies against us. The purported violations arose from accounting adjustments made by us for fiscal 2002 and the first three quarters of fiscal 2003, which resulted in our restatement of our 2002 quarterly and fiscal year-end financial statements, and our quarterly report for the period ended January 31, 2003. We do not believe that the Staff’s current recommendation, if ultimately authorized by the SEC, will have any material impact on our financial position.

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

We may not have identified all existing contamination on our properties, including the property associated with our Thompson/Center Arms acquisition in January 2007, and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional material costs to clean up contamination that exceed the amount of our reserves and escrows. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

We increased our leverage as a result of the sale of senior convertible notes.

As a result of the sale in December 2006 of 4% Senior Convertible Notes due in 2026, we incurred $80 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligation on the notes is $3.2 million annually. The degree to which we are now leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2008, our consolidated long-term indebtedness was approximately $118.8 million. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility. Our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

Under the terms of the indenture governing our senior convertible notes, we agreed to a limitation on the incurrence of debt by us and our subsidiaries. Until such time as the closing price of our common stock has exceeded 200% of the conversion price of the notes for at least 30 trading days during any period of 40 consecutive trading days, we may not, directly or indirectly, incur debt in excess of designated amounts. This limitation affects our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors, including the ability to finance potential acquisitions. If we are unable to make additional borrowings as a result of this limitation, our financial condition and results of operations may be adversely affected.

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

Our charter documents and Nevada law could make it more difficult for a third party to acquire us, and discourage a takeover.

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

As of April 30, 2008, there were outstanding 40,632,039 shares of our common stock. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

As of April 30, 2008, we had outstanding options to purchase 2,247,262 shares of common stock under our stock option plans and other option agreements and 560,418 undelivered restricted stock units under our stock option plans, and we had issued 986,063 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2008, we also had outstanding warrants to purchase 70,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

We do not pay cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. Moreover, financial covenants under certain of our credit facilities, as well as under the indenture covering our senior convertible notes, restrict our ability to pay dividends.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own three manufacturing facilities. Our principal facility is an approximately 530,323 square-foot plant located in Springfield, Massachusetts. We also own a 38,115 square-foot plant in Houlton, Maine, and a 160,000 square-foot plant in Rochester, New Hampshire. The Springfield facility is primarily used to manufacture our handguns and rifles; the Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, and the Walther PPK; and the New Hampshire facility is used primarily to produce black powder firearms and interchangeable firearms systems. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand except in the case of certain recently introduced popular products. In addition, we own a 56,869 square-foot facility in Springfield that we use for the Smith & Wesson Academy, a state-accredited firearms training institution, a public shooting facility, and a retail store; and a 6,000 square-foot retail facility in Rochester, New Hampshire.

We lease approximately 2,800 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our Board of Directors. The lease expires on December 31, 2010. In February 2008, we sublet a portion of this office space to a company affiliated with one member of our Board of Directors.

We believe that all our facilities are adequate for present requirements and that our current equipment is in good condition and are suitable for the operations involved.

Item 3.	Legal Proceedings

New Cases

William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts (Springfield). On April 15, 2008, these three cases were consolidated under the caption In re Smith and Wesson Holding Corp. Securities Litigation. The three above-referenced cases are purported securities class action lawsuits brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages against us, our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On

May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. Our responsive pleading is currently due on July 14, 2008.

Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. The plaintiffs’ opposition to those motions was due June 27, 2008.

Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith Holding Corp. et al;. Joanne Trudelle v. Smith & Wesson Holding Corp., et al.

Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Summary judgment has been granted in favor of the ammunition manufacturer, and the case is proceeding through discovery against us and the seller of the firearm. Discovery is set to close August 8, 2008, and the trial of this matter is set to begin on September 8, 2008.

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

Cases Dismissed Or Resolved

The following describes the resolution of cases previously reported by us:

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleged that, on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint sought unspecified damages against Thompson/Center Arms, the bullet manufacturer, and the powder manufacturer, alleging negligence, products liability, and breach of warranty. The products liability cause of action included claims of design defect, manufacturing defect, and a failure to properly warn and instruct. The case was settled within the limits of our self-insured retention.

Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005 and alleged that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to the United States District Court. Plaintiffs asserted product liability claims. The plaintiffs were seeking an unspecified amount of compensatory damages. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The case was settled within the limits of our self-insured retention.

Ted and Amanda Fink v. Thompson Center/Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and sought unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs named as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs alleged that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further alleged that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Plaintiff was deposed on February 18, 2008. This case was settled within the limits of our self-insured retention.

Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. Plaintiff’s complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gunpowder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory damages of $2.0 million plus other costs and fees. The court has entered an order granting summary judgment in our favor and the case is now closed.

Cases on Appeal

The following describes the status of cases that are subject to certain pending appeals previously reported by us:

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing. On June 9, 2008, the D.C. Court of Appeals denied plaintiffs petition for rehearing. Plaintiffs have 90 days to file a petition for writ of certiorari to the U.S. Supreme Court.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the PLCAA. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court. Plaintiff’s response to defendants’ petition to transfer to the Indiana Supreme Court was filed. Trial is scheduled to begin on June 15, 2009.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On

February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. No decision has issued to date.

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

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. Expert discovery is ongoing. Trial is not yet scheduled.

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

Protection of Lawful Commerce in Arms Act

On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries, or property damage. There have been constitutional and other challenges to the legislation in some of the pending cases, and those issues are currently being adjudicated in the appellate courts. Because the issues continue to be litigated, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From November 29, 2002 until July 19, 2006, our common stock traded on the American Stock Exchange under the symbol “SWB.” Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWHC” since July 20, 2006. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the American Stock Exchange or the Nasdaq Global Select Market, as applicable.

	High	Low

2006
First quarter	$6.95	$2.79
Second quarter	$6.26	$4.15
Third quarter	$5.13	$3.50
Fourth quarter	$6.89	$4.39
2007
First quarter	$9.10	$5.90
Second quarter	$14.85	$8.00
Third quarter	$14.40	$9.61
Fourth quarter	$15.45	$10.99
2008
First quarter	$19.20	$12.04
Second quarter	$22.80	$11.98
Third quarter	$12.77	$3.72
Fourth quarter	$7.77	$4.28

On June 27, 2008, the last reported sale price of our common stock was $5.21 per share. On June 27, 2008, there were approximately 626 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors. In addition, our credit facilities, as well as the indenture covering our senior convertible notes, restrict our ability to pay dividends.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our equity compensation plans as of April 30, 2008.

(c) Number of
Securities
Remaining Available
	(a) Number of		for Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average Exercise	Compensation Plans
	Exercise of	Price of	(Excluding
	Outstanding	Outstanding	Securities Reflected
	Options, Warrants,	Options, Warrants,	in Column
Plan Category	and Rights	and Rights	(a))(2)

Equity Compensation Plans Approved by Stockholders	2,307,680	$3.46	12,910,171
Equity Compensation Plans Not Approved by Stockholders(1)	500,000	$1.47	—

Total	2,807,680	$3.10	12,910,171

(1)	Represents option granted pursuant to the Non-Qualified Stock Option Agreement dated December 6, 2004 between us and our chief executive officer. The option grant vests in equal installments over five years and has a maximum term of ten years. Upon termination of employment without cause, the option (to the extent vested and outstanding) will remain exercisable for three months following termination of employment. Upon termination of employment as a result of death or mental or physical disability, the option (to the extent vested and outstanding) will remain exercisable for 12 months after termination of employment. If employment is terminated for cause, the option immediately terminates. Upon a change in control (as defined in the agreement) not approved by the Board of Directors, the option shall become fully vested and exercisable. The option may be exercised by payment of cash or, with the consent of the Company, by promissory note or through a cashless exercise program.

(2)	Under our 2004 Incentive Stock Plan, an aggregate number of shares of our common stock equal to the lesser of (1) 15% of the shares of our common stock outstanding from time to time or (2) 10,000,000 shares of common stock is available for issuance pursuant to awards granted under such plan. The number of available shares will be increased by the number of shares with respect to which awards previously granted under such plan are terminated without being exercised, expire, are forfeited or cancelled, do not vest, or are surrendered in payment of any awards or any tax withholding with respect thereto. As of April 30, 2008, the aggregate number of shares of our common stock available for issuance pursuant to awards under the 2004 Incentive Stock Plan was 3,896,234.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2008 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc.; Point Blank Solutions, Inc.; Ceradyne, Inc.; and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2003. The calculations of cumulative stockholder return on the S&P SmallCap 600 and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,
And Two Peer Groups

*	$100 invested on April 30, 2003 in stock or index – including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933 or the Exchange Act.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal 2008.

Item 6.	Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements and the notes thereto and should be read in connection with those statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report.

	Smith & Wesson Holding Corporation
	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004

Net product and services sales	$293,851,529	$234,837,707	$157,874,717	$123,963,973	$117,892,507
License revenue	2,058,152	1,714,325	2,173,907	1,824,077	1,622,128
Cost of revenue	203,535,105	160,214,197	110,441,625	84,900,032	80,384,720
Gross profit	92,374,576	76,337,835	49,606,999	40,888,018	39,129,915
Operating expenses	68,235,058	51,909,173	35,062,680	29,707,027	34,319,226
Operating income	24,139,518	24,428,662	14,544,319	11,180,991	4,810,689
Interest expense	8,742,784	3,568,791	1,638,022	2,675,373	3,340,375
Income before income taxes	14,795,630	20,579,764	13,764,196	8,675,446	486,223
Income taxes (benefit)	5,674,516	7,617,830	5,062,617	3,426,490	(346,062)
Net income	$9,121,114	$12,961,934	$8,701,579	$5,248,956	$832,285
Net income per share
Basic	$0.23	$0.33	$0.24	$0.17	$0.03
Diluted	$0.22	$0.31	$0.22	$0.14	$0.02
Weighted average number of shares outstanding
Basic	40,278,546	39,655,459	36,586,794	31,361,009	30,719,114
Diluted	41,938,710	41,401,106	39,787,045	36,636,170	36,011,400
Depreciation and amortization	$12,549,741	$7,473,027	$4,366,840	$2,756,915	$1,705,514
Capital expenditures	$13,950,986	$15,656,861	$15,592,203	$8,423,144	$5,676,614
Year-end financial position Working capital	$58,722,430	$46,314,611	$21,468,586	$23,049,031	$19,459,641
Current ratio	1.9	1.8	1.7	1.8	1.7
Total assets	$289,750,572	$268,257,428	$94,697,635	$81,992,346	$105,289,971
Long-term debt and notes payable	$118,773,987	$120,538,598	$14,337,817	$16,028,424	$37,870,046

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2008 Highlights

Our fiscal 2008 net product and services sales of approximately $293.9 million represented an increase of 25.2% over fiscal 2007 levels. Sales in our firearms core business increased by 23.9% to approximately $274.1 million. Net income for fiscal 2008 decreased by $3.8 million, or 29.6%, from fiscal 2007 net income. Net income was affected by numerous factors, including the following:

•	The domestic consumer firearms market experienced a decline in demand commencing during our second fiscal quarter. The timing of this decline was coincident with an escalation of the sub prime loan crisis, a tightening in the credit markets, the continued worsening of the housing market, increasing fuel prices, less than robust employment growth, and generally weak economic conditions. These factors contributed to a general slowdown of consumer spending across a wide variety of industry and product lines. Against this environment, unseasonably warm weather throughout most of the United States adversely affected the retail traffic in the sporting goods channel. At the same time, significant distribution channel purchases in anticipation of a strong hunting season resulted in unexpectedly high inventory levels, which limited the ability of the distribution channel to purchase additional products.

•	Because of the sudden downturn in the firearms market, our inventory levels grew significantly. In order to bring them more in line with demand, we implemented a three-week shutdown of our Springfield facility in the third quarter and a one-week shutdown of our Rochester facility in the fourth quarter. The resulting unabsorbed overhead caused a decrease in gross profit and net income of $2.6 million.

•	In order to stimulate movement in dealer and distributor inventory in the third and fourth quarters, we implemented several consumer-driven promotional programs, which cumulatively cost $8.9 million.

•	The impact of owning Thompson/Center Arms for a full year in fiscal 2008 resulted in a $52.4 million increase in net product sales and a $20.0 million increase in gross profit.

Our Business

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a growing participant in the tactical and hunting rifle markets that we recently entered. We manufacture these products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We also market shotguns, which are manufactured to our specifications in dedicated facilities through a strategic alliance. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to substantially increase our product offerings and our licensing program to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense) to evaluate our performance. We evaluate our various product lines by such measurements as cost per unit produced, units produced per day, and incoming orders per day.

Key Industry Data

The handgun market in the United States has remained relatively constant over the past 10 years. Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership. The market levels then returned to pre-1992 levels and have remained relatively unchanged. Within the U.S. handgun market, we estimate that approximately 81% of the market is pistols and 19% is revolvers. We also estimate that we have approximately a 19% share of the U.S. consumer market for handguns. This compares with 10% in the period just before we acquired Smith & Wesson Corp. in 2001. It also compares favorably with market share figures of the 1990s when we had an estimated 16% market share.

Results of Operations

Net Product and Services Sales

The following table sets forth certain information relative to net product and services sales for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Revolvers	$70,216,837	$64,070,183	$6,146,654	9.6%	$61,441,295
Pistols	69,639,324	78,157,410	(8,518,086)	(10.9)%	48,927,710
Walther	27,086,830	23,262,291	3,824,539	16.4%	15,975,179
Performance Center	9,623,899	9,979,255	(355,356)	(3.6)%	9,219,736
Engraving	6,492,815	8,474,554	(1,981,739)	(23.4)%	6,009,751
Hunting Rifles	55,195,557	17,049,111	38,146,446	223.7%	—
Tactical Rifles	16,636,941	12,753,460	3,883,481	30.5%	1,963,676
Shotguns	2,413,330	130,716	2,413,330	1846.2%	—
Parts & Accessories	16,826,466	7,429,014	9,397,452	126.5%	3,897,573

Total Firearms	274,131,999	221,305,994	52,956,721	23.9%	147,434,920
Handcuffs	6,154,301	6,168,429	(14,128)	(0.2)%	5,087,917
Specialty Services	7,584,961	3,863,614	3,721,347	96.3%	2,755,872
Other	5,980,268	3,499,670	2,480,598	70.9%	2,596,008

Non-Firearms	19,719,530	13,531,713	6,187,817	45.7%	10,439,797

Total	$293,851,529	$234,837,707	$59,144,538	25.2%	$157,874,717

Fiscal 2008 Net Product and Services Sales Compared with Fiscal 2007

We recorded net product and services sales of $293,851,529 for fiscal 2008, an increase of $59,144,538, or 25.2%, over fiscal 2007 levels. Firearm sales increased by $52,956,721, or 23.9%. The impact of owning Thompson/Center Arms for the full fiscal year accounted for $46,569,525 of the firearm sales increase. Excluding Thompson/Center Arms, firearm sales increased by $6,256,480, or 3.1%. Total firearm unit sales for fiscal 2008 (excluding Thompson/Center Arms) were approximately 589,000 units, an increase of 5.4% over fiscal 2007 sales of approximately 559,000 units. Non-firearm sales for fiscal 2008 increased by $6,187,817, or 45.7%, over fiscal 2007 levels as a result of the full year impact of the Thompson/Center Arms specialty services and retail operations.

Revolver sales increased by $6,146,654, or 9.6%, for fiscal 2008 to $70,216,837. The sale of small frame revolvers fueled the increase in revolver sales, partially offset by lower large frame revolver sales. Large frame revolvers were adversely impacted by the weak fall hunting season. Our revolver order backlog was $6,690,883 at April 30, 2008.

Pistol sales of $69,639,324 were $8,518,086, or 10.9%, lower than for fiscal 2007. Fiscal 2007 sales included $8.7 million in pistol sales to the Afghanistan military and $6.2 million in pistol sales to the California Highway Patrol. There were no comparable sales during fiscal 2008. The average selling price for pistols was reduced by the promotional programs implemented during the second half of fiscal 2008. Fiscal 2008 M&P pistol sales increased 38.0% over fiscal 2007 levels. Our pistol order backlog was $17,450,842 at April 30, 2008.

Sales of Walther firearms, for which we are the exclusive U.S. distributor, were $27,086,830 for fiscal 2008, an increase of $3,824,539, or 16.4%, over the previous fiscal year. The increase in Walther sales is attributable to the introduction of the PPS and SP22 pistols as well as strong international sales of the PPK pistol. The Walther order backlog was $6,883,378 at April 30, 2008.

Performance Center sales for fiscal 2008 decreased by $355,356, or 3.6%, to $9,623,899. The weak hunting season affected large frame Performance Center revolver sales. Our Performance Center backlog stood at $1,115,651 at April 30, 2008.

Engraving sales decreased by $1,981,739, or 23.4%, to $6,492,815 for fiscal 2008. The decline year-over-year primarily related to the 50th anniversary commemorative Model 29 that was introduced in mid-fiscal 2007 and drove sales significantly higher for that year.

Hunting rifle sales of $55,195,557 grew significantly over fiscal 2007 primarily as a result of the full year impact of owning Thompson/Center Arms, as well as the impact of sales of ICON and i-Bolt rifles, which were both introduced at the 2007 SHOT show. The order backlog for hunting rifles was $10,576,364 at April 30, 2008.

Tactical rifle sales increased by $3,883,481, or 30.5%, to $16,636,941 for fiscal 2008, which was their second full year of being offered. Our tactical rifle backlog was $6,680,281 at April 30, 2008.

We began shipments of our fixed-action and semi-automatic shotguns in April 2007. These shotguns are manufactured to our specifications at dedicated facilities in Turkey by a strategic alliance partner. Sales for fiscal 2008 were $2,413,330. The introduction of our line of shotguns occurred during the weak fall hunting season, making it difficult to gain traction in the market. Our backlog for shotguns was $272,152 at April 30, 2008.

Parts and accessories sales of $16,826,466 increased by $9,397,452, or 126.5%. The increase was largely due to the full year impact of selling Thompson/Center Arms black powder accessories.

Non-firearm sales increased by $6,187,817, or 45.7%, to $19,719,530, reflecting the full year impact of the Thompson/Center Arms foundry operations, which are included in Specialty Services. Handcuff sales remained stable year-over-year.

Sales in the consumer channel were approximately $248.5 million, a $66.7 million, or 36.7%, increase over sales of $181.8 million for fiscal 2007. The full year impact of Thompson/Center Arms added approximately $52.4 million to fiscal 2008 consumer sales. Excluding Thompson/Center Arms sales, consumer sales grew at a rate of 8.9%. Sales to state and local government agencies were approximately $21.9 million, a $1.1 million, or 4.7%, decrease from fiscal 2007 sales of $23.0 million. Fiscal 2007 state and local government sales included a $6.2 million order from the California Highway Patrol. Excluding the impact of this large order, our state and local government sales increased $5.1 million, or 30.3%, on continued strong performance of our M&P line of firearms. International sales of approximately $21.4 million represented a $2.1 million, or 10.8%, increase over fiscal 2007 sales. Federal government sales of $3.4 million were $7.3 million lower than fiscal 2007 sales of $10.7 million. Fiscal 2007 included $9.8 million in product shipments to Afghanistan. No new contracts for our products for use in Afghanistan were awarded during fiscal 2008.

Fiscal 2007 Net Product and Services Sales Compared with Fiscal 2006

We recorded net product and services sales of $234,837,707 for fiscal 2007, an increase of $76,962,990, or 48.7%, over fiscal 2006 levels. Firearm sales increased by $73,871,074, or 50.1%. Thompson/Center Arms sales accounted for $19,998,504 of the firearm sales increase. Excluding Thompson/Center Arms, firearm sales increased by $53,872,570, or 36.5%. Total firearm unit sales for fiscal 2007 (excluding Thompson/Center Arms) were approximately 559,000 units, an increase of 35.0% over fiscal 2006 sales of approximately 414,000 units. Non-firearm sales for fiscal 2007 increased by $3,091,916, or 29.6%, over fiscal 2006 levels as a result of higher demand for handcuffs and the addition of the Thompson/Center Arms specialty services and retail operations.

Revolver sales increased by $2,628,888, or 4.3%, for fiscal 2007 to $64,070,183. The sale of small frame revolvers fueled the increase in revolver sales. The increase in the number of states passing concealed carry laws increased demand for smaller revolvers for personal protection. Our revolver order backlog was $11,711,850 at April 30, 2007.

Pistol sales of $78,157,410 were $29,229,700, or 59.7%, higher than for fiscal 2006. The increase in pistol sales was attributable to the full year impact of the M&P pistol, including the introduction of 9mm and .45 caliber models, as well as increased consumer demand for our Sigma Series of pistols. Our pistol order backlog was $8,652,943 at April 30, 2007.

Sales of Walther firearms were $23,262,291 for fiscal 2007, an increase of $7,287,112, or 45.6%, over the previous fiscal year. The increase in Walther sales was attributable to our realigned sales force and increased focus at the retail level. From a product perspective, the Walther P22 and PPK pistols were primary beneficiaries of the increased sales effort. The Walther order backlog was $3,086,285 at April 30, 2007.

Performance Center sales for fiscal 2007 increased by $759,519, or 8.2%, to $9,979,255. Custom variations of the Model 460 and 500 revolvers and a custom tactical rifle fueled the sales growth for fiscal 2007. Our Performance Center backlog stood at $1,159,085 at April 30, 2007.

Engraving sales increased by $2,464,803, or 41.0%, to $8,474,554 for fiscal 2007. We added marketing and sales emphasis to this profitable line. A line of classic revolvers was introduced at the SHOT Show in January 2007, which has further expanded this line.

Hunting rifle sales of $17,049,111 represented Thompson/Center Arms sales for the January 3 to April 30, 2007 post-acquisition period. Thompson/Center Arms sales increased by 21% over the comparable period in the previous year. This increase was attributable to the introduction of the Triumph line of muzzleloaders and increased production capacity to meet demand. Rifle barrel production increased by 27% since the acquisition because of lean manufacturing initiatives launched at Thompson/Center Arms in January 2007. The order backlog for Thompson/Center Arms was $30,209,106 at April 30, 2007.

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

At the SHOT Show in January 2007, we introduced a Smith & Wesson line of fixed-action and semi-automatic shotguns that are manufactured in new third-party facilities in Turkey. These facilities began to come on line in the fourth quarter of fiscal 2007, and the impact to sales was $130,716. Our backlog for shotguns was $2,675,178 at April 30, 2007.

Parts and accessories sales of $7,429,014 increased by $3,531,441, or 90.6%. The increase was primarily due to the addition of the Thompson/Center Arms black powder accessories. Sales of black powder accessories for the period post-acquisition totaled $2,949,393.

Non-firearm sales increased by $3,091,916, or 29.6%, to $13,531,713, reflecting increased demand for handcuffs and the addition of Thompson/Center Arms foundry operations, which are included in Specialty

Services. Handcuff sales increased by $1,080,512, or 21.2%, to $6,168,429 for fiscal 2007. Post-acquisition Thompson/Center Arms foundry operations accounted for $1,416,490 of the $3,863,614 in specialty services sales for fiscal 2007.

Sales in the consumer channel were approximately $181.8 million, a $62.7 million, or 52.6%, increase over sales of $119.1 million for fiscal 2006. Included in consumer sales were approximately $22.5 million of Thompson/Center Arms sales for the post-acquisition period from January 3 to April 30, 2007. Excluding Thompson/Center Arms sales, consumer sales grew at a rate of 33.7%. Sales to state and local government agencies were approximately $23.0 million, a $12.8 million, or 125.8%, increase over fiscal 2006 of $10.2 million. The increase in sales to state and local governmental agencies resulted from the introduction of the M&P pistol and our increased emphasis on law enforcement sales. International sales of approximately $19.3 million represented a $1.8 million, or 10.1%, increase over fiscal 2006 sales. Federal government sales of $10.7 million were $276,000 lower than fiscal 2006 sales of $11.0 million. No new contracts for our products for use in Afghanistan were awarded during fiscal 2007.

License Revenue

The following table sets forth certain information relative to license revenue for the fiscal years ended April 30, 2008, 2007 and 2006:

			$	%
	2008	2007	Change	Change	2006

Licensing revenue	$2,058,152	$1,714,325	$343,827	20.1%	$2,173,907

License revenue for fiscal 2008 increased by $343,827, or 20.1%, over fiscal 2007. We added six and terminated four licensees in fiscal 2008. We continue to focus on areas that have synergy with our core products, our brand, and our customer base.

License revenue for fiscal 2007 decreased by $459,582, or 21.1%, from fiscal 2006. License revenue for fiscal 2006 included approximately $350,000 in additional royalty payments following an audit that determined that one of our licensees had underpaid the royalties due to us. In addition, we terminated agreements with five licensees. These licensees accounted for $171,500 in licensing revenue for fiscal 2006. We added 11 licensees in fiscal 2007.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Cost of revenue	$203,535,105	$160,214,197	$43,320,908	27.0%	$110,441,625
% of net revenue	68.8%	67.7%			69.0%
Gross profit	92,374,576	76,337,835	$16,036,741	21.0%	49,606,999
% of net revenue	31.2%	32.3%			31.0%

Gross profit for fiscal 2008 was $92,374,576, an increase of $16,036,741, or 21.0%, over fiscal 2007 gross profit. Excluding the $20,014,558 full year impact of owning Thompson/Center Arms, gross profit decreased $3,977,817. Gross profit as a percentage of net revenue was 31.2% for fiscal 2008 compared with 32.3% for fiscal 2007. Promotion costs of $8.9 million, incurred to spur consumer demand and clear inventory from the supply chain, eroded gross margins for fiscal 2008. In addition, unabsorbed fixed costs associated with a three-week plant shutdown in Springfield and a one-week plant shutdown in Rochester negatively impacted gross profit by $2.6 million.

Gross profit for fiscal 2007 was $76,337,835, an increase of $26,730,836, or 53.9%, over fiscal 2006 gross profit. Gross profit as a percentage of net revenue was 32.3% for fiscal 2007 compared with 31.0% for fiscal 2006. Cost of sales for fiscal 2007 included $2,705,000 in additional costs resulting from the revaluation to fair market value of the Thompson/Center Arms inventory. Excluding this acquisition-related charge, gross profit as a percentage of net revenue would have been 33.4%. The $26,730,836 increase in gross profit included

$5,738,146 for Thompson/Center Arms for the post-acquisition period from January 3 to April 30, 2007. The remaining $20,992,690 increase in gross profit was attributable to the increased sales volume, increased leveraging of manufacturing fixed expenses, and process improvements. While firearm sales (excluding Thompson/Center Arms) increased by 36.5%, fixed expenses increased by only 18.6%, with almost 60% of this increase attributable to additional depreciation expense and higher utility costs. Depreciation expense in the manufacturing area increased by $1,202,822 over fiscal 2006, while utility expenses increased by $1,011,462, or 27.2%, over fiscal 2006. Warranty expense of $1,931,346 increased by $668,302, or 52.9%, over fiscal 2006 warranty expense of $1,263,044. Included in fiscal 2007 warranty expense was the cost of the Performance Center Model 460 recall, which amounted to $160,000. The balance of the increase was attributable to the higher sales volume and the addition of Thompson/Center Arms. Thompson/Center Arms accounted for $117,742 of the increase in warranty expense.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Research and development, net	$1,946,512	$1,247,788	$698,724	56.0%	$348,788
Sales and marketing	27,856,532	22,361,622	5,494,910	24.6%	16,546,671
General and administrative	38,403,159	28,209,529	10,193,630	36.1%	21,255,031
Environmental expense (credit)	28,855	90,234	(61,379)	(68.0)%	(3,087,810)

Operating expenses	$68,235,058	$51,909,173	$16,325,885	31.5%	$35,062,680
% of net revenue	23.1%	21.9%			21.9%

Operating expenses for fiscal 2008 increased by $16,325,885, or 31.5%, over fiscal 2007 levels. The full year impact of owning Thompson/Center Arms accounted for $13,026,589 of the increase. The remaining $3,299,296 increase in spending included a $418,377 increase in research and development expenses, a $720,421 increase in sales and marketing expense, and a $2,221,877 increase in general and administrative expenses, and a $61,379 decrease in environmental expenses.

The $418,377 increase in research and development related to expansion of the long gun product offerings. The $720,421 increase in sales and marketing expense reflected increased advertising efforts in a down market as well as increased travel by our expanded consumer sales force.

The $2,221,877 increase in general and administrative expenses included $2,144,776 in higher stock-based compensation expense and $1,501,805 in additional professional fees resulting from increased audit costs associated with the Thompson/Center Arms acquisition and the first-year costs of implementing internal controls compliance under Section 404 of the Sarbanes-Oxley Act for that location as well as increased legal fees. This was partially offset by $1,245,729 in reduced profit sharing expense. Stock-based compensation expense for fiscal 2008 included a $1,004,130 adjustment to amortize restricted stock units issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods.

Operating expenses as a percentage of net revenue was 23.1% for fiscal 2008, 1.2% higher than the fiscal 2007 ratio due to increased amortization of intangibles associated with the Thompson/Center Arms acquisition. General and administrative costs for fiscal 2008 included $4,118,739 of amortization while fiscal 2007 included $1,630,076 of amortization.

Operating expenses for fiscal 2007 increased by $16,846,493, or 48.0%, over fiscal 2006 levels. Operating expenses for Thompson/Center Arms for the post-acquisition period from January 3 to April 30, 2007 accounted for $7,551,929 of the increase. Fiscal 2006 operating expenses were net of a $3,087,810 reduction in our environmental reserves. The remaining $6,206,754 increase in spending included a $785,292 increase in research and development expenses, a $2,380,066 increase in sales and marketing expenses, a $2,951,162 increase in general and administrative expenses, and $90,234 in environmental expenses.

The $785,292 increase in research and development related to work on the new Smith & Wesson i-Bolt rifle, which was introduced at the NRA Show in April 2007. The $2,380,066 increase in sales and marketing expense reflected the full year impact of the expanded consumer sales efforts. Sales compensation expense increased by $1,512,782 for fiscal 2007, while travel expense increased by $556,127. Marketing consulting increased by $377,086, while advertising expenses (excluding Thompson/Center Arms) declined by $83,260 as a result of the substantial launch costs of the M&P pistol in fiscal 2006.

The $2,951,162 increase in general and administrative expenses included $2,352,616 in additional profit sharing expenses, $786,760 in additional compensation expenses, and $481,798 in stock-based compensation expenses. This was partially offset by a $1,004,386 reduction in professional fees due primarily to the inclusion in the prior fiscal year of the first-year costs for the implementation of internal controls compliance under Section 404 of the Sarbanes-Oxley Act in fiscal 2006.

Operating expenses as a percentage of net revenue were 21.9% for fiscal 2007, equal to the fiscal 2006 ratio. Excluding the one-time reduction to environmental reserves for fiscal 2006, fiscal 2006 operating expenses as a percentage of net revenue were 23.8%. General and administrative expenses for 2007 included $1,630,076 in amortization of intangibles established at the acquisition of Thompson/Center Arms.

Income from Operations

The following table sets forth certain information regarding income from operations for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Income from operations	$24,139,518	$24,428,662	$(289,144)	(1.2)%	$14,544,319
% of net revenue	8.2%	10.3%			9.1%

Operating income was $24,139,518 for fiscal 2008, a decrease of $289,144, or 1.2%, compared with operating income of $24,428,662 for fiscal 2007. The decrease in operating income was caused by a combination of increased promotion costs, increased unabsorbed overhead costs due to plant shutdowns, and increased operating expenses, partially offset by increased sales and the effect of owning Thompson/Center Arms for a full year in fiscal 2008.

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

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Other income/(expense)	$(723,010)	$(497,060)	$(225,950)	45.5%	$745,577

Other expense totaled $723,010 for fiscal 2008 compared with $497,060 for fiscal 2007, an unfavorable variance of $225,950. We incurred $700,700 in exchange losses related to the purchase of inventory from Walther compared with $571,665 in losses for fiscal 2007.

Other expense totaled $497,060 for fiscal 2007 compared with other income of $745,577 for fiscal 2006, an unfavorable variance of $1,242,637. We incurred $571,665 in exchange losses related to the purchase of inventory from Walther compared with $462,358 in exchange gains for fiscal 2006.

Interest Income

The following table sets forth certain information regarding interest income for the fiscal years ended April 30, 2008, 2007, and 2006:

		$	%
	2008	Change	Change	2006	2007

Interest income	$121,906	$216,953	$(95,047)	(43.8)%	$112,322

Interest income of $121,906 for fiscal 2008 decreased by $95,047 from fiscal 2007 levels. This decrease was attributable to a return to normal levels after a spike in cash on hand during mid-fiscal 2007 when we had $80,000,000 in proceeds from the convertible debt offering for several weeks before completing the acquisition of Thompson/Center Arms.

Interest income of $216,953 for fiscal 2007 increased by $104,631 over fiscal 2006 levels. This increase was attributable to a higher cash balance on hand, primarily in December to January when we had $80,000,000 in proceeds from the convertible debt offering before completing the acquisition of Thompson/Center Arms.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Interest expense	$8,742,784	$3,568,791	$5,173,993	145.0%	$1,638,022

Interest expense increased by $5,173,993 for fiscal 2008 as a result of the additional debt incurred in mid-fiscal 2007 to acquire Thompson/Center Arms. In addition, higher revolving loan balances from lower operating cash flows caused interest expense to increase during fiscal 2008.

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

Income Taxes

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Income tax expense	$5,674,516	$7,617,830	$(1,943,314)	(25.5)%	$5,062,617

Our income tax expense for fiscal 2008 was $5,674,516 compared with an income tax expense of $7,617,830 for fiscal 2007 and $5,062,617 for fiscal 2006. The tax provision for fiscal 2006 included the effect of a federal and state deferred tax rate change of $358,687.

Our income tax expense included deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $9,947,234, before valuation allowance, as well as net deferred tax liabilities, which totaled $20,216,239 at April 30, 2008. Net deferred tax liabilities were reduced in fiscal 2008 by $5,404,006 as a result of amortization of intangibles related to the Thompson/Center Arms acquisition. Net tax assets (liabilities) changed substantially during the year ended April 30, 2007 primarily as a result of the acquisition of Thompson/Center Arms in January 2007.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

A valuation allowance of approximately $26,000 was provided on our deferred federal tax assets for a capital loss carryforward, which we do not anticipate using prior to its expiration. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2008, 2007, or 2006, as we believe that it is more likely than not that all such assets will be realized. In addition, we maintained a valuation allowance of approximately $42,000 against our state deferred tax assets as of April 30, 2007 and 2006 related to state net operating loss carryforwards. In fiscal 2008, we determined that this reserve was no longer necessary.

We had federal net operating loss carryforwards amounting to $2,393,636, $2,501,797, and $4,200,000 as of April 30, 2008, 2007, and 2006, respectively. The net operating loss carryforward at April 30, 2008 expires in fiscal years 2019 and 2020. Internal Revenue Code Section 382 limits utilization of these losses to $108,161 per year. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that can be utilized. Federal net operating losses account for $837,774 of the total net deferred tax liability of $10,269,005 and $324,977 of the total net deferred tax liability of $15,673,011 as of April 30, 2008 and 2007, respectively.

State net operating loss carryforwards amounted to $1,200,000 as of April 30, 2006. There were no state net operating loss carryforwards as of the end of fiscal 2007 or 2008.

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. The AJCA provides a deduction for income from qualified domestic production activity, or QPA, which will be phased in from 2005 through 2010. Pursuant to the Financial Accounting Standards Board (“FASB”) Staff Position No. 109-1, “Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activity provided by the AJCA of 2004,” the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA benefit for us was approximately $970,000 in fiscal 2008 and $430,000 in fiscal 2007 and resulted in the reduction of tax expense of $339,500 in fiscal 2008 and $150,500 in fiscal 2007. The annual deduction for the remaining federal net operating loss carryforward is so limited by Internal Revenue Code Section 382 that the unfavorable impact on the future benefits of the QPA should be negligible.

In return for the QPA, the AJCA provides for a two-year transition from the existing Extraterritorial Income Exclusion, or ETI, tax benefit for foreign sales, which the World Trade Organization, or WTO, ruled was an illegal export subsidy. The ETI benefit will be fully phased out for us after fiscal 2007. The ETI benefit for us was approximately $38,500 for fiscal 2007.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Net income	$9,121,114	$12,961,934	$(3,840,820)	(29.6)%	$8,701,579
Net income per share
Basic	$0.23	$0.33	$(0.10)	(30.3)%	$0.24
Diluted	$0.22	$0.31	$(0.09)	(29.0)%	$0.22

The decrease in net income and net income per share for fiscal 2008 was primarily attributable to a weak consumer market that prompted increased promotion costs and two unscheduled plant shutdowns leading to unabsorbed overhead. The increase in net income and net income per share for fiscal 2007 was attributable to a 48.7% increase in sales as well as improvements in gross profit and operating income margins resulting from controlled spending. The net income and net income per share for fiscal 2006 included a $3,087,810 pre-tax benefit from the reduction in environmental reserves.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearms and other operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2008, 2007, and 2006:

			$	%
	2008	2007	Change	Change	2006

Operating activities	$6,003,942	$15,812,981	$(9,809,039)	(62.0)%	$11,192,596
Investing activities	(14,161,205)	(118,095,804)	103,934,599	(88.0)%	(15,602,109)
Financing activities	8,450,791	105,616,845	(97,166,054)	(92.0)%	1,059,344

Total	$293,528	3,334,022	$(3,040,494)	(91.2)%	(3,350,169)

Excluding the 2007 cash activity relating to the Thompson/Center Arms acquisition, operating activities represent the principal source of our cash flow. Cash flow from operating activities decreased by $9,809,039 for fiscal 2008 from fiscal 2007 levels. The reduction in operating cash flow for fiscal 2008 was attributable to lower net income (offset by higher non-cash items included in net income such as depreciation and amortization, deferred taxes, and stock-based compensation expense) as well as a $15,137,685 increase in inventory. The negative cash flow was partially offset by $3,890,505 in increased accruals over fiscal 2007, caused primarily by accrued promotion costs for the fourth quarter promotions.

Cash flow from operating activities increased by $4,620,385 for fiscal 2007 over fiscal 2006 levels. The improvement in operating cash flow for fiscal 2007 was attributable to improved profitability, partially offset by a larger increase in working capital in fiscal 2007 than in fiscal 2006. Accounts receivable increased $16,981,276 in fiscal 2007, of which $5,973,458 related to increased activity at Thompson/Center Arms since the January 3, 2007 acquisition date and the remaining $11,007,818 due to record fourth quarter sales in the Springfield and Houlton facilities. Sales for the quarter, excluding Thompson/Center Arms, were $63,366,446, $11,514,183 higher than for the similar period last year. Non-cash expenses, such as depreciation and amortization and deferred taxes, had a significant impact on fiscal 2007 results. Depreciation and amortization increased by $3,106,187 as a result of increased capital spending and acquisition-related intangible assets while net deferred taxes liability decreased by $6,228,884, primarily resulting from the book deduction of acquisition-related assets that are not tax deductible and significant changes in reserves that represent timing difference for tax purposes.

Cash used for investing activities in fiscal 2008 of $14,161,205 was significantly lower than in fiscal 2007 due to the $103,341,585 used to acquire Thompson/Center Arms in January 2007. Capital spending of $13,950,986 was $1,705,875 lower in fiscal 2008 than in fiscal 2007. Fiscal 2007 spending was partially offset by $1,000,000 in cash received from the Springfield Redevelopment Authority as part of the final payment on 85 acres of land sold to them in fiscal 2003.

Excluding the $103,341,585 used to acquire Thompson/Center Arms, cash used for investing activities in fiscal 2007 totaled $14,754,219, a $847,890 reduction in cash used from fiscal 2006 usage, primarily due to the $1,000,000 received on the sale of land. Capital expenditures for fiscal 2007 were $15,656,861.

Cash generated by financing activities in fiscal 2008 of $8,450,791 was $97,166,054 lower than in fiscal 2007 due to $108,000,000 in debt incurred related to the acquisition of Thompson/Center Arms in January 2007, partially offset by $6,396,000 in payments to acquire treasury stock in that same fiscal year. The remaining increase in 2008 of $4,437,946 was due to $7,000,000 in increased revolving credit line borrowings to cover current cash requirements offset by $3,954,206 in lower debt issue costs.

At April 30, 2008, we had open letters of credit aggregating $3,726,396.

At April 30, 2008, we had $4,358,856 in cash and cash equivalents on hand. We have a $40,000,000 revolving line of credit with Toronto Dominion (Texas) LLC with $7,000,000 outstanding as of April 30, 2008. In May 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of approximately $31,912,500 and allowed us to repay $28 million in debt that had been incurred to finance a portion of the Thompson/Center Arms acquisition. In conjunction with this repayment, we retired the $70,000,000 million acquisition line of credit we had with Toronto Dominion (Texas) LLC. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2008, 2007, or 2006.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for a substantial portion of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenue for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2008, minimum royalties to be collected in the future amounted to approximately $8,121,000.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill

We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, customer relationships, patents, and trademarks and tradenames. We amortize all finite-lived intangible assets based upon patterns in which we expect to utilize the economic benefits of customer relationships. With the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Based on this assessment, we have not had any impairment charges as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2008, 2007, or 2006 based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.

Goodwill and Acquired Intangibles

We completed a significant business acquisition in fiscal 2007, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives, and as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2008, we had a reserve of approximately $645,000 for environmental matters, which is recorded on an undiscounted basis.

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

Income Taxes

The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We measure these deferred taxes by applying tax rates expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes.

Workers’ Compensation

We are self-insured through retentions or deductibles for our workers’ compensation. Our liability for estimated premiums and incurred losses are actuarially determined and recorded on an undiscounted basis.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment (Revised).” Under SFAS No. 123(R), we calculate compensation cost on the date of the grant using the Black-Scholes method. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or ESPP purchase on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, dividend yield variables, and estimated forfeiture rates).

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

SFAS No. 159 is effective for fiscal years beginning after November 2007 with early adoption possible, but subject to certain requirements. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF No. 07-01 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after

December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.

Recently Adopted Accounting Standards

In February 2006, theFASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on May 1, 2007. See Note 21 for information pertaining to the effects of adoption.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2008:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$136,522,137	$7,494,752	$23,389,503	$17,107,810	$88,530,072
Operating lease obligations	649,906	334,065	283,930	31,911	—
Purchase obligations	31,110,342	31,110,342	—	—	—
Employment contracts	1,255,500	486,000	769,500	—	—
Other long-term obligations reflected on the balance sheet under GAAP	1,056,663	32,610	47,529	723,716	252,808

Total obligations	$170,594,548	$39,457,769	$24,490,462	$17,863,437	$88,782,880

On December 15, 2006, we issued and sold an aggregate of $80,000,000 of 4% Senior Convertible Notes due 2026 to qualified institutional buyers, pursuant to the terms and conditions of an indenture and securities purchase agreement, each dated as of December 15, 2006. The notes are convertible into shares of our common stock, initially at a conversion price of approximately $12.34 per share (subject to adjustment in certain events), or 81.0636 shares per $1,000 principal amount of notes. The notes may be converted at any time. The notes pay interest on June 15 and December 15 of each year, beginning on June 15, 2007, at an annual rate of 4% of the unpaid principal amount. On or after December 15, 2009 until December 15, 2011, we may at our election redeem all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest only if the closing price of our common stock for no fewer than 20 trading days in any period of 30 consecutive trading days exceeds 150% of the then applicable conversion price of the notes. After December 15, 2011, we may redeem at our election all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest. Holders of the notes may require us to repurchase all or part of their notes on December 15, 2011, December 15, 2016, or December 15, 2021, and in the event of a fundamental change in our company, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on December 15, 2026. Included in the above $153.4 million of long-term debt obligation is $12.8 million of contractually obligated interest payments pertaining to the $80.0 million in convertible debt. This amount represents interest payments through December 15, 2011, or the first redemption milestone. We may be required to pay additional interest subsequent to December 15, 2011 redemption date, however, due to the uncertainty of subsequent interest payments, they are not reflected in the above table.

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

Restatement/SEC Inquiry

In August 2003, we amended various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We restated our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. On May 8, 2008, we received notice that it is the intent of the Division of Enforcement Staff of the SEC to recommend that the SEC authorize administrative cease-and-desist proceedings against us to prohibit any future violations of the periodic reporting, record keeping, and internal controls provisions of the federal securities laws. The Staff is not recommending the imposition of any monetary sanctions or remedies against us. The purported violations arose from accounting adjustments made by us for fiscal 2002 and the first three quarters of fiscal 2003, which resulted in our restatement of our 2002 quarterly and fiscal year-end financial statements, and our quarterly report for the period ended January 31, 2003. We do not believe that the Staff’s current recommendation, if ultimately authorized by the SEC, will have any material impact on our financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenue during the three and 12 months ended April 30, 2008 ($6.7 million and $21.6 million, respectively, representing approximately 9.6% and 9.5%, respectively, of aggregate gross revenue) came from the sale of goods that were purchased, wholly or partially from a European manufacturer, in euros. Annually, we purchase approximately $15.0 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $15.0 million of inventory by approximately $1.5 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer. As of April 30, 2008, our outstanding contracts had a remaining balance of 1.2 million euros. The contracts are for 600,000 euros per month with the last expiring on June 30, 2008.

Participating forward options provide full protection for us against the depreciation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three and 12 months ended April 30, 2008, we experienced a net gain of $78,000 and $294,000, respectively, on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate. The foreign exchange loss of $700,700 for fiscal 2008 was the result of unfavorable agreed upon exchange rates with one supplier and is reported net of the gain experienced from our forward contracts. As of April 30, 2008, we had participating forward options totaling 1.2 million euros remaining, which were reported as an asset of $97,000.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2008, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report on our internal control over financial reporting is presented on page F-2 of this report. The effectiveness of our internal control over financial reporting as of April 30, 2008 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2008, based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2008 and our report dated June 27, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 27, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2008, 2007 and 2006 is set forth on page F-50 of this report.

(b) Exhibits

Exhibit
Number		Exhibit

2.1		Agreement and Plan of Merger, dated December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
3.1		Amended and Restated Articles of Incorporation(2)
3.3		Amended and Restated Bylaws(3)
3.9		Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1		Form of Common Stock Certificate(5)
4.5		Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(6)
4.10		Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)
4.11		Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(7)
4.12		Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(4)
10.2		Trademark Agency Agreement with UMAREX dated March 11, 2000(8)
10.3		Agreement with Walther/ UMAREX, dated August 1, 1999(8)
10	.5(a)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000(8)
10	.5(b)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(9)
10	.5(c)*	Employment Agreement, dated as of November 12, 2007 between the Registrant and Michael F. Golden(10)
10.12		Agreement with Western Mass Electric dated July 6, 1998(8)
10.13		Agreement with Western Mass Electric dated December 18, 2000(8)
10.14		Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000(8)
10.15		Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000(8)
10.18		Trademark License Agreement with Canadian Security Agency dated May 31, 1996(8)
10.22		Master Supply Agreement with Remington Arms dated August 1, 2001(11)
10	.23*	2001 Stock Option Plan(9)

Exhibit
Number		Exhibit

10	.24*	2004 Incentive Stock Plan(9)
10	.25*	Form of Option to 2001 Stock Option Plan(12)
10	.26*	2001 Employee Stock Purchase Plan(12)
10	.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(12)
10	.28*	Amendments to 2004 Incentive Stock Plan(13)
10.34		Purchase and Sale Agreement with Springfield Redevelopment Authority(14)
10.35		Environmental Agreement with Springfield Redevelopment Authority(14)
10.36		Promissory Note from Springfield Redevelopment Authority(14)
10.38		Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)
10.40		Agreement with Carl Walther GmbH(15)
10	.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(16)
10.55		Amendment to Agreements with Carl Walther GmbH(17)
10	.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Stock Incentive Plan(18)
10.57		Credit Agreement, dated as of November 30, 2007, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders party thereto(19)
10.58		Pledge and Security Agreement, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, and the Guarantors party thereto in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.59		Copyright Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp. and Thompson/Center Arms Company, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.60		Patent Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.61		Trademark Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.62		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.63		Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.64		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.65		Subsidiary Guarantee, dated as of November 30, 2007, by and among each of the Guarantors party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.66		Operating Companies Guarantee, dated as of November 30, 2007, by and among Smith & Wesson Corp., Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.67		Holdings/Thompson/Center Arms Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.68		Holdings/Smith & Wesson Corp. Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)

Exhibit
Number	Exhibit

21.1	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(9)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 16, 2007.

(11)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(12)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(15)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

smith & wesson holding corporation

/s/  Michael F. Golden

Michael F. Golden
President and Chief Executive Officer

Date: June 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Michael F. Golden Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 27, 2008

/s/ John A. Kelly John A. Kelly	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	June 27, 2008

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 27, 2008

/s/ Robert L. Scott Robert L. Scott	Vice Chairman of the Board	June 27, 2008

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	June 27, 2008

/s/ John B. Furman John B. Furman	Director	June 27, 2008

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 27, 2008

/s/ David M. Stone David M. Stone	Director	June 27, 2008

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 27, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Smith & Wesson Holding Corporation’s independent auditor, BDO Seidman, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 as stated in their report, which appears in Item 9A on page 56 of this Annual Report on Form 10-K.

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

/s/  John A. Kelly
John A. Kelly
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries as of April 30, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. We have also audited the schedule listed in the accompanying index for the years ended April 30, 2008, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information for the years ended April 30, 2008, 2007 and 2006, set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 27, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 27, 2008

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2008	April 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$4,358,856	$4,065,328
Accounts receivable, net of allowance for doubtful accounts of $196,949 on April 30, 2008 and $146,354 on April 30, 2007	54,162,936	52,005,237
Inventories, net of excess and obsolescence reserve	47,159,978	32,022,293
Other current assets	4,724,973	4,154,595
Deferred income taxes	9,947,234	7,917,393
Income tax receivable	1,817,509	2,098,087

Total current assets	122,171,486	102,262,933

Property, plant and equipment, net	50,642,953	44,424,299
Intangibles, net	65,500,742	69,548,017
Goodwill	41,173,416	41,955,182
Other assets	10,261,975	10,066,997

	$289,750,572	$268,257,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,995,705	$22,636,163
Accrued expenses	16,610,504	9,479,490
Accrued payroll	5,046,446	7,370,804
Accrued taxes other than income	1,747,235	2,648,698
Accrued profit sharing	4,035,522	5,869,677
Accrued workers’ compensation	422,686	428,136
Accrued product liability	2,767,024	2,873,444
Accrued warranty	1,691,742	1,564,157
Deferred revenue	212,552	190,350
Current portion of notes payable	8,919,640	2,887,403

Total current liabilities	63,449,056	55,948,322

Deferred income taxes	20,216,239	23,590,404

Notes payable, net of current portion	118,773,987	120,538,598

Other non-current liabilities	9,460,761	9,074,905

Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 41,832,039 shares issued and 40,632,039 shares outstanding on April 30, 2008 and 40,983,196 shares issued and 39,783,196 shares outstanding on April 30, 2007	41,831	40,983
Additional paid-in capital	54,127,721	44,409,668
Retained earnings	30,004,326	20,977,897
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	77,850,529	59,105,199

	$289,750,572	$268,257,428

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended April 30,
	2008	2007	2006

Net product and services sales	$293,851,529	$234,837,707	$157,874,717
License revenue	2,058,152	1,714,325	2,173,907
Cost of products and services sold	203,514,105	160,198,705	110,354,558
Cost of license revenue	21,000	15,492	87,067

Gross profit	92,374,576	76,337,835	49,606,999

Operating expenses:
Research and development	1,946,512	1,247,788	348,788
Selling and marketing	27,856,532	22,361,622	16,546,671
General and administrative	38,403,159	28,209,529	21,255,031
Environmental expense (credit)	28,855	90,234	(3,087,810)

Total operating expenses	68,235,058	51,909,173	35,062,680

Income from operations	24,139,518	24,428,662	14,544,319

Other income/(expense):
Other income/(expense), net	(723,010)	(497,060)	745,577
Interest income	121,906	216,953	112,322
Interest expense	(8,742,784)	(3,568,791)	(1,638,022)

Total other expense, net	(9,343,888)	(3,848,898)	(780,123)

Income before income taxes	14,795,630	20,579,764	13,764,196
Income tax expense	5,674,516	7,617,830	5,062,617

Net income/comprehensive income	$9,121,114	$12,961,934	$8,701,579

Weighted average number of common and common equivalent shares outstanding, basic	40,278,546	39,655,459	36,586,794

Net income per share, basic	$0.23	$0.33	$0.24

Weighted average number of common and common equivalent shares outstanding, diluted (Note 3)	41,938,710	41,401,106	39,787,045

Net income per share, diluted (Note 3)	$0.22	$0.31	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity

Balance at April 30, 2005	31,974,017	$31,974	$27,744,819	$(685,616)	$—	$—	$27,091,177
Exercise of warrants	829,700	830	915,602				916,432
Repurchase of common stock warrants from former employees	—	—	(23,950,701)				(23,950,701)
Net proceeds from sale of common stock and common stock warrants	6,000,000	6,000	24,241,543				24,247,543
Exercise of employee stock options	368,958	369	392,394				392,763
Shares issued under employee stock purchase plan	137,868	138	419,763				419,901
Stock based compensation	—	—	2,258,032				2,258,032
Tax benefit of stock-based compensation in excess of book deductions	—	—	1,256,022				1,256,022
Net income				8,701,579			8,701,579

Balance at April 30, 2006	39,310,543	$39,311	$33,277,474	$8,015,963	$—	$—	$41,332,748
Exercise of warrants, net of issuance cost	1,200,000	1,200	6,011,035				6,012,235
Exercise of employee stock options	379,309	379	616,401				616,780
Shares issued under employee stock purchase plan	93,344	93	721,302				721,395
Stock based compensation	—	—	2,739,830				2,739,830
Tax benefit of stock-based compensation in excess of book deductions	—	—	1,043,626				1,043,626
Treasury stock buy-back						(6,396,000)	(6,396,000)
Net income				12,961,934			12,961,934
Adjustment to initially apply FASB Statement No. 158, net of tax					72,651		72,651

Balance at April 30, 2007	40,983,196	$40,983	$44,409,668	$20,977,897	$72,651	$(6,396,000)	$59,105,199
Exercise of employee stock options	522,435	521	1,315,640				1,316,161
Cashless exercise of warrants	34,857	35	(35)				—
Shares issued under employee stock purchase plan	147,817	148	917,260				917,408
Stock-based compensation			4,884,606				4,884,606
Tax benefit of stock-based compensation in excess of book deductions			2,600,726				2,600,726
Adjustment to initially apply FASB Interpretation No. 48				(94,685)			(94,685)
Net income				9,121,114			9,121,114
Issuance of common stock under restricted stock unit awards	143,734	144	(144)				—

Balance at April 30, 2008	41,832,039	$41,831	$54,127,721	$30,004,326	$72,651	$(6,396,000)	$77,850,529

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2008	2007	2006

Cash flows from operating activities:
Net income	$9,121,114	$12,961,934	$8,701,579
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	12,549,741	7,473,027	4,366,840
Loss (gain) on sale of assets	5,564	(8,946)	61,295
Provision for losses on accounts receivable	299,049	32,178	31,230
Deferred income taxes	(3,601,831)	(2,242,970)	3,985,914
Valuation adjustment of derivative financial instruments	—	—	(128,400)
Stock-based compensation expense	4,884,606	2,739,830	2,258,032
Changes in operating assets and liabilities, net of effects for purchase of Bear Lake Acquisition Corp:
Accounts receivable	(2,456,748)	(16,981,276)	(9,007,667)
Inventories	(15,137,685)	(1,979,543)	791,074
Other current assets	(143,195)	106,354	(179,278)
Income tax receivable	280,578	996,828	(62,376)
Accounts payable	(640,458)	4,214,124	1,525,335
Accrued payroll	(2,324,358)	1,412,905	2,519,461
Accrued profit sharing	(1,834,155)	2,619,283	47,375
Accrued taxes other than income	(901,463)	1,182,087	229,068
Accrued other expenses	7,131,014	3,240,509	(30,475)
Accrued workers’ compensation	(5,450)	60,056	(168,693)
Accrued product liability	(410,824)	114,000	(171,380)
Accrued warranty	127,585	73,736	(159,585)
Other assets	(644,003)	(236,919)	324,148
Other non-current liabilities	(317,341)	(149,730)	(3,730,091)
Deferred revenue	22,202	185,514	(10,810)

Net cash provided by operating activities	6,003,942	15,812,981	11,192,596

Cash flows from investing activities:
Note receivable	—	1,000,000	29,812
Payments for the purchase of Bear Lake Acquisition Corp and direct acquisition costs, net of cash acquired	(107,493)	(103,341,585)	—
Payments to acquire patents	(116,006)	(107,973)	(70,834)
Proceeds from sale of property and equipment	13,280	10,615	31,116
Payments to acquire property and equipment	(13,950,986)	(15,656,861)	(15,592,203)

Net cash used for investing activities	(14,161,205)	(118,095,804)	(15,602,109)

Cash flows from financing activities:
Proceeds from loans and notes payable	32,415,456	44,683,000	—
Debt issue costs — bank debt	(611,604)	(308,215)	—
Proceeds from convertible debt issuance	—	80,000,000	—
Debt issue costs — convertible debt	(39,526)	(4,297,121)	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	2,233,569	1,338,175	812,664
Proceeds from exercise of warrants to acquire common stock	—	6,012,235	916,432
Repurchase of common stock warrants from former employees	—	—	(23,950,701)
Proceeds from the sale of common stock and common stock warrants	—	—	24,375,943
Payments to acquire treasury stock	—	(6,396,000)
Excess tax benefit of stock-based compensation	2,600,726	1,870,171	491,493
Payments on loans and notes payable	(28,147,830)	(17,285,400)	(1,586,487)

Net cash provided by financing activities	8,450,791	105,616,845	1,059,344

Net increase (decrease) in cash and cash equivalents	293,528	3,334,022	(3,350,169)
Cash and cash equivalents, beginning of period	4,065,328	731,306	4,081,475

Cash and cash equivalents, end of period	$4,358,856	$4,065,328	$731,306

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,891,589	$1,962,223	$1,307,352
Income taxes	6,713,851	6,539,081	638,217

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Activities:

On January 3, 2007, we acquired Bear Lake Acquisition Corp and subsidiaries (Note 2)

Accounts receivable	$—	$7,705,989	$—
Inventories	—	10,941,243	—
Other current assets	—	1,693,385	—
Deferred income tax asset	—	1,165,827	—
Income tax receivable	—	3,028,838	—
Property, plant and equipment	—	5,978,427	—
Intangible assets	—	112,660,586	—
Other assets	—	1,046,936	—
Accounts payable	—	(3,314,471)	—
Accrued expenses	74,838	(4,334,572)	—
Other current liabilities	32,655	(2,305,544)	—
Deferred income tax liability	—	(28,960,141)	—
Other non-current liabilities	—	(1,964,918)	—
Cash paid for purchase of Bear Lake Acquisition Corp. and subsidiaries, net of cash acquired	(107,493)	(103,341,585)	—

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Organization — We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We manufacture these products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We also market shotguns, which are manufactured to our specifications in dedicated facilities through a strategic alliance. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

On May 11, 2001, we purchased all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.

On January 3, 2007, we purchased all the outstanding stock of Bear Lake Acquisition Corp. (see Note 2). This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.

2.	Acquisition of Bear Lake Acquisition Corp. (Thompson/Center Arms)

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc. The aggregate purchase price was $103.5 million, which consisted of $102.0 million in cash and $1.5 million in estimated direct acquisition costs. Thompson/Center Arms is a brand recognized by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson/Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market. See Note 24 for pro forma income statement information related to this acquisition. This acquisition was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The balances recorded in fiscal 2007 were adjusted in fiscal 2008 for changes in deferred taxes for a reduction in estimated state tax rates partially offset by adjustments to product liability, workers compensation, and legal reserves.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price (in thousands):

Total purchase consideration:
Cash	$102,000
Transaction costs	1,500

Total purchase consideration	$103,500

Cash and cash equivalents	$158
Accounts receivable	7,706
Inventories	10,941
Other current assets	1,694
Deferred income taxes	1,059
Income tax receivable	2,876
Property, plant, and equipment	5,978
Intangibles	70,700
Goodwill	41,173
Other assets	1,047

Total assets acquired	143,332

Accounts payable	3,314
Accrued expenses	4,747
Other current liabilities	2,306
Deferred income taxes	27,415
Other non-current liabilities	2,050

Total liabilities assumed	39,832

Net assets acquired	$103,500

Under the agreement, Bear Lake Acquisition Corp. has indemnified us for losses arising from environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, pending an environmental remediation study of the manufacturing site in Rochester, New Hampshire. It is not currently possible to estimate the ultimate amount of all remediation costs. As of April 30, 2008, approximately $693,000 of the escrow had been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount in escrow to be remote.

We amortize customer relationships in proportion to the expected yearly revenue generated from the customer lists acquired. Other finite-lived identifiable intangible assets are amortized on a straight-line basis. The following are the identifiable intangible assets acquired and their respective weighted average lives (dollars in thousands):

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$7,800	20.0
Customer relationships	46,400	20.0
Trademarks and tradenames	15,900	10.0
Order backlog	600	0.3

	$70,700

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Accounting Policies

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

Reclassification — Certain amounts presented in the prior periods’ consolidated financial statements related to accounts payable, accrued expenses, and deferred tax valuation allowance have been reclassified to conform to the current periods’ presentation. In addition, the non-cash disclosure related to the acquisition of Thompson/Center Arms was adjusted to include accrued transaction costs.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Thompson Center Holding Corporation, K.W. Thompson Tool Company, Inc., Thompson/Center Arms Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc. (inactive), and Fox Ridge Outfitters, Inc. The year-end of our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Arms Company, Inc., was April 27, 2008 and April 29, 2007, a three-day and one-day variance to our reported fiscal year ends of April 30, 2008 and April 30, 2007, respectively. These variances did not create any material difference in the financials statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2008 and April 30, 2007 and for the periods presented have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature.

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

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

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

One customer accounted for approximately 9%, 10%, and 10% of our net product sales for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. This customer owed us approximately $4.4 million, or 8% of total accounts receivable, as of April 30, 2008 and $4.5 million, or 9% of total accounts receivable, as of April 30, 2007.

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

Other Comprehensive Income — SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income (loss). Comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available for sale securities, net of tax, as presented in our consolidated statements of income and comprehensive income. For the years ended April 30, 2008, 2007, and 2006, comprehensive income was equal to net income.

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

Intangible Assets — We amortize intangible assets over their estimated useful lives, which range from four months to 20 years. See Note 10 for additional information regarding intangible assets.

Valuation of Long-lived Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. We have determined that there were no impairments to long-lived assets in fiscal 2008, 2007, or 2006.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We report revenues net of shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, where applicable.

Product sales account for a substantial portion of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services to customers. We recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark-licensing revenue for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize as revenue non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2008, estimated minimum royalties to be collected in the future amounted to approximately $8.1 million as follows:

Minimum
For the Years Ended April 30,	Royalty

2009	$1,390,591
2010	1,612,655
2011	1,313,110
2012	1,488,333
2013	1,635,000
Thereafter	681,667

$8,121,356

Segment and Geographic Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment. Through April 30, 2008, 2007, and 2006, we have had no material personnel or facilities operating outside of the United States.

The following is a breakdown of our net product sales:

	For the Years Ended April 30,
	2008		2007		2006
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(Millions)		(Millions)		(Millions)

Firearms	$274.1	93.3%	$221.3	94.2%	$147.4	93.4%
Handcuffs	6.2	2.1%	6.1	2.6%	5.1	3.2%
Specialty services	7.6	2.6%	3.9	1.7%	2.8	1.8%
Other products and services	6.0	2.0%	3.5	1.5%	2.6	1.6%

Total net product sales	$293.9	100.0%	$234.8	100.0%	$157.9	100.0%

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2008, we spent approximately $1,947,000 on research activities relating to the development of new products. In fiscal 2007, we spent approximately $1,248,000 on research activities. In fiscal 2006, we spent approximately $349,000 on research activities.

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

	For the Years Ended April 30,
	2008			2007			2006
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic earnings	$9,121,114	40,278,546	$0.23	$12,961,934	39,655,459	$0.33	$8,701,579	36,586,794	$0.24
Valuation adjustment of derivative financial instruments, net of tax	—	—	—	—	—	—	(81,174)	—	—
Effect of dilutive stock options and warrants	—	1,660,164	(0.01)	—	1,745,647	(0.02)	—	3,200,251	(0.02)

Diluted earnings	$9,121,114	41,938,710	$0.22	$12,961,934	41,401,106	$0.31	$8,620,405	39,787,045	$0.22

For fiscal 2008 and 2007, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the fiscal 2008 and 2007 computation of diluted earnings per share because the effect would be antidilutive. Options and warrants to purchase 216,000, 0, and 1,278,893 shares of our common stock were excluded from the fiscal 2008, 2007, and 2006 computation of diluted earnings per share, respectively, because the effect would be antidilutive.

As noted in Notes 16 and 18, we issued warrants to purchase 1,320,000 shares of our common stock during fiscal 2006, which were classified as a liability in the balance sheet through February 28, 2006 (see Note 18) and which were marked to market with the changes in fair value being reported in net income. During the year ended April 30, 2006, the mark-to-market adjustment increased net income by $81,174. For our calculation of earnings per share, we consider such stock warrants equity and include them in diluted shares as their effect is dilutive. In accordance with Emerging Issues Task Force, or EITF, Topic D-72 and paragraph 29 of SFAS No. 128, we adjusted net income (the basic earnings per share numerator) for purpose of computing diluted earnings per share.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, goodwill, developed technology, customer relationships, patents, and trademarks and tradenames. We amortize all finite-lived intangible assets based upon patterns in which we expect to utilize their economic benefits. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, were initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of the third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit. Based on this assessment, we have not had any impairment charges during our history as a result of our impairment evaluation of goodwill and other indefinite-lived intangible assets under SFAS 142.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2008, 2007 or 2006, based on the review of long-lived assets under SFAS 144.

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

The changes in the carrying amount of goodwill during the year ended April 30, 2008, were as follows:

Balance as of April 30, 2007	$41,955,182
Purchase accounting adjustments	(781,766)

Balance as of April 30, 2008	$41,173,416

Purchase accounting adjustments during the year ended April 30, 2008 were primarily related to the impact on deferred taxes for a reduction in estimated state tax rates partially offset by adjustments to product liability, workers compensation, and legal reserves.

Accounting for Acquisition — We completed a significant business acquisition in fiscal 2007, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may pursue additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected, our market value declines dramatically, or we determine we have more than one reporting unit, we may be required to complete the second step which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Income Taxes — The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. We measure these deferred taxes by applying tax rates expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes.

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

The following constitutes a summary of our environmental liability reserve as of April 30, 2008 and 2007:

	Environmental Liability Reserve
Site	April 30, 2008	April 30, 2007

Rochester	$—	$177,411
Wildcat	33,767	37,500
Chlorinated Release	33,767	37,500
Academy	577,000	577,000

Total	$644,534	$829,411

Environmental reserve increases (decreases) for the fiscal years ended April 30, 2008, 2007, and 2006 amounted to approximately $29,000, $90,000, and ($3.1 million), respectively. The Rochester reserve relating to

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental testing and remediation associated with our acquisition of Thompson/Center Arms is being paid directly by the administrative agent holding the escrow (see Note 22). No further reserve is required on our books.

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”). This property is excess land adjacent to our manufacturing and office facility. The 85 acres includes three of our five previously disclosed release areas that were identified as having soil and groundwater contamination under the MCP, specifically the South Field, West Field, and Fire Pond. This property was acquired by SRA as a defined “Brownfield” under the CERCLA. SRA, with the support of the city of Springfield, received governmental “Brownfield” grants or loans to remediate and development of the property. The remediation of the property was completed during the quarter ended July 31, 2005. Consequently, we eliminated the reserves related to the property in the fiscal year ended April 30, 2006. This reserve adjustment totaled approximately $3.1 million and was included as a reduction of operating expenses.

Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2008, 2007, and 2006 amounted to $1,788,279, $1,931,346, and $1,263,000, respectively.

The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2008, 2007, and 2006:

	For the Years Ended April 30,
	2008	2007	2006

Beginning Balance	$1,809,380	$1,484,350	$1,639,545
Liabilities assumed in acquisition of Thompson/Center Arms (Note 2)	—	233,914	—
Warranties issued and adjustments to provisions	1,873,798	1,931,346	1,263,000
Warranty claims	(1,759,745)	(1,840,230)	(1,418,195)

Ending Balance	$1,923,433	$1,809,380	$1,484,350

Sales and Promotional Related Expenses — In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Product),” we present product sales in the consolidated financial statements net of customer promotional program costs that depend upon the volume of sales, which amounted to approximately $8,516,000, $1,243,000, and $318,000 for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. We have other customer promotional programs, whose costs do not depend on the volume of sales. These costs amounted to approximately $0, $43,000, and $41,000 for the fiscal years ended April 30, 2008, 2007, and 2006, respectively, and are included in selling and marketing expenses. We have a co-op advertising program at the retail level. We expensed these costs amounting to approximately $921,000, $796,000, and $1,064,000 in fiscal 2008, 2007, and 2006, respectively, as selling and marketing expenses. As of April 30, 2008, accrued promotion costs totaled $4,092,523 and are included in accrued expenses on the balance sheet. There are no other amounts as of April 30, 2008 or 2007 that are above 5% of total current liabilities and, therefore, no further disclosure regarding accrued expenses is required.

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

Recently Issued Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. We have not yet determined the effect the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF No. 07-01 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.

Recently Adopted Accounting Standards — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have any impact on our financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 on May 1, 2007. See Note 21 for information pertaining to the effects of adoption.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The adoption of this FSP did not have a material impact on our financial position, results of operations, or cash flows.

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

4.	Long-term Debt and Financing Arrangements

Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith and Wesson Corp. (“SWC”) and Thompson Center Arms Company, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities with Toronto Dominion (Texas) LLC (the “Lender”) to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million.

As of April 30, 2008 the credit facility included the following:

(1) A $70.0 million acquisition loan commitment bearing interest at a variable rate equal to prime or LIBOR plus a rate amount based on our leverage ratio. As of April 30, 2008, the rate in effect was LIBOR plus 3.0% per annum. We had $28.0 million outstanding on the acquisition loan as of April 30, 2008 bearing an interest rate of 5.73% per annum. Interest was scheduled to be paid on the principal until the conversion date of November 30, 2009, at which time 1/60th of the outstanding principal plus interest was to be due monthly until the maturity date of November 30, 2014. The balance of this loan was paid in full in May 2008 with the proceeds of our stock offering (refer to Note 16) and the acquisition loan was terminated. We expect to incur a $485,000 non-cash charge in the first quarter of fiscal 2009 associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the retired line of credit.

(2) A revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), which line of credit will be available until November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our election. As of April 30, 2008, based on our borrowing base, there was $40 million available for borrowings, of which there was $7.0 million outstanding, bearing an interest rate of 5.75% per annum.

(3) A 49-month, $7.8 million term loan, bearing interest at a rate of 6.23% per annum, of which $7.3 million was outstanding as of April 30, 2008. The monthly payment is $178,647, with the final payment due January 30, 2012.

(4) An 85-month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum, of which $5.4 million was outstanding as of April 30, 2008. The monthly payment is $45,527 through December 30, 2014, with a $3,975,611 balloon payment due on January 30, 2015. In June 2008, we made a $4,367,000 payment against this loan, funded partially with proceeds of our stock offering (refer to Note 16) and the rest with cash from operations.

As security for the credit facility, the Lender has a first priority lien on all of our personal property and real estate assets, including intangible assets constituting intellectual property, such as the “Smith & Wesson” trade name.

We may prepay in whole or in part any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse the Lender for any costs associated with (i) our making payments on dates other than those specified in the Loan Agreement, or (ii) our borrowing or converting a LIBOR Loan on a date other than the borrowing or conversion dates specified in the Loan Agreement. We received a waiver of the 2% prepayment penalty associated with our repayment of the acquisition line of credit, as described above.

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

Debt issuance costs related to the fiscal 2005 refinancing from TD BankNorth amounted to $654,843, classified as other assets, of which $96,930 was amortized to expense during the fiscal year ended April 30, 2008. Debt issuance costs are being amortized using the effective interest rate method. In addition, on the debt extinguished in January 2005, we recognized expense for the year ended April 30, 2006 of approximately $232,000, related to unamortized debt issue costs that were written off on the retirement date. Future amortization of expense is as follows: fiscal year 2009 is $41,741; 2010 is $34,238; 2011 is $26,244; 2012 is $18,108; 2013 is $15,278; and thereafter $23,663. We incurred approximately $4,336,647 of debt issuance costs associated with the issuance of our Notes. These costs are being amortized on a straight-line basis through December 15, 2011, the date of the first redemption. During the year ended April 30, 2008, we amortized $870,294 to interest expense. We incurred $283,574 of debt issuance costs associated with our original $28.0 million acquisition line through TD BankNorth and an additional $573,986 was incurred as part of the November 30, 2007 Toronto Dominion (Texas) LLC refinance. These costs are being amortized on a straight-line basis over seven years, the life of the acquisition line. During the year ended April 30, 2007, we amortized $72,724 to interest expense. We incurred $62,260 of debt issuance costs associated with our line of credit with Citizens Bank. These costs were being amortized on a straight line basis over one year until the line of credit was terminated on November 30, 2007, when the remaining unamortized balance was written off. The total amount amortized to interest expense in fiscal 2008 was $60,208.

Total long-term debt maturing in fiscal 2009, 2010, 2011, 2012, 2013, and thereafter is $1,920,000, $4,367,000, $7,768,000, $7,542,000, $5,832,000, and $93,265,000, respectively.

The carrying amounts of notes payable as of April 30, 2008 and 2007 were as follows:

	April 30, 2008	April 30, 2007

Current portion of long-term debt:
49-month, $7.8 million term loan	$1,742,738	$1,635,121
85-month, $5.5 million term loan	176,902	164,096
5-year, $40 million revolving line of credit	7,000,000	—
1-year, $1.7 million insurance financing	—	1,088,186

Total current portion	$8,919,640	$2,887,403

Non-current portion of long-term debt:
49-month, $7.8 million term loan	$5,538,293	$7,140,370
85-month, $5.5 million term loan	5,235,694	5,398,228
7-year, $70.0 million acquisition loan	28,000,000	28,000,000
20-year, $80.0 million convertible notes	80,000,000	80,000,000

Total non-current portion	$118,773,987	$120,538,598

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The credit facility with Toronto Dominion contains financial covenants relating to maintaining minimum EBITDA, maximum leverage, minimum debt service coverage, and maximum capital expenditures. We were in compliance with the debt covenants as of April 30, 2008.

Letters of Credit — At April 30, 2008, we had open letters of credit aggregating $3,726,396 with a workers’ compensation bond for self insurance of $3,500,000 making up the majority of this amount.

5.	International Sales

We sell our products worldwide. The following sets forth the breakdown of export sales, which accounted for approximately 8%, 8%, and 11% of net product sales for the fiscal years ended April 30, 2008, 2007, and 2006, respectively:

	For the Years Ended April 30,
Region	2008	2007	2006

Europe	$7,725,000	$6,324,000	$5,032,000
Asia	7,784,000	8,350,000	7,501,000
Latin America	2,545,000	1,264,000	3,146,000
All others foreign countries	6,381,000	3,560,000	1,887,000

Total net sales	$24,435,000	$19,498,000	$17,566,000

No individual foreign country accounted for more than 10% of net revenue.

6.	Other Income (Expense)

The following sets forth the details of other income (expense) in the fiscal years ended April 30, 2008, 2007, and 2006:

	For the Years Ended April 30,
	2008	2007	2006

Currency gain (loss) on euro purchases and sales	$(673,153)	$(641,791)	$344,217
Settlement of legal case	(380,000)	—	—
Pension adjustment	97,261	—	—
Investment income	66,180	—	—
Adjustment to fair value on derivative contracts (Note 14)	(27,547)	70,126	118,142
Other	194,249	74,605	283,218

Total other income/(expense)	$(723,010)	$(497,060)	$745,577

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. In the fiscal years ended April 30, 2008, 2007, and 2006, advertising expenses, included in selling and marketing expenses, amounted to approximately $13,977,000, $9,466,000, and $7,355,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant, and Equipment

The following summarizes property, plant, and equipment as of April 30, 2008 and 2007:

	April 30, 2008	April 30, 2007

Machinery and equipment	$61,473,055	$45,569,538
Building and improvements	5,756,880	4,421,769
Land and improvements	905,703	905,703

	68,135,638	50,897,010
Less: Accumulated depreciation	(21,786,525)	(14,645,736)

	46,349,113	36,251,274
Construction in progress	4,293,840	8,173,025

Total property, plant and equipment	$50,642,953	$44,424,299

Depreciation expense amounted to $7,286,305, $5,349,029, and $4,044,289 in the fiscal years ended April 30, 2008, 2007, and 2006, respectively.

Estimated cost to complete construction in progress is approximately $2,400,000.

9.	Inventories

The following sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2008 and 2007:

	April 30, 2008	April 30, 2007

Finished goods	$13,219,156	$7,885,344
Finished parts	21,809,280	14,779,401
Work in process	6,979,072	5,499,478
Raw material	5,152,470	3,858,070

	$47,159,978	$32,022,293

10.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, developed technology, order backlog, trademarks and tradenames, and patents obtained principally from our acquisitions of Thompson/Center Arms and Smith & Wesson Corp. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from four months to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents a summary of intangible assets:

	April 30, 2007	April 30, 2006

Developed technology	$7,800,000	$7,800,000
Customer relationships	46,400,000	46,400,000
Patents, trademarks & tradenames	16,621,752	16,505,746
Backlog	600,000	600,000

	71,421,752	71,305,746
Less: Accumulated amortization	(5,921,010)	(1,757,729)

Total intangible assets	$65,500,742	$69,548,017

Amortization expense, excluding amortization of deferred financing costs, amounted to $4,163,281, $1,664,944, and $28,754 for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. Amortization expense will approximate $4,331,000 annually over each of the next five fiscal years.

11.	Other Assets

Other assets consisted of the following as of April 30, 2008 and 2007:

	April 30, 2008	April 30, 2007

Receivable from insurers	$4,574,629	$3,939,284
Escrow deposit-product liability	100,000	100,000
Escrow deposit-workers’ compensation	253,901	253,901
Escrow deposit-dental	—	68,300
Debt issue costs	4,074,511	4,523,535
Excess workers’ compensation insurance receivable	135,041	135,041
Other prepaid expenses	24,777	—
Split dollar life insurance	1,099,116	1,046,936

Total other assets	$10,261,975	$10,066,997

12.	Receivables from Insurance Carriers

As discussed in Notes 15 and 22, we are party to several lawsuits related to the use of our products. We carry insurance that would cover certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

The following summarizes the activity in the receivables from insurance carriers during the fiscal years ended April 30, 2008 and 2007:

	April 30, 2008	April 30, 2007

Beginning balance	$4,689,284	$4,737,406
Payments made by insurer on claims	(24,655)	(48,122)

Ending balance	$4,664,629	$4,689,284

The outstanding balance as of April 30, 2008 was $4,664,629 ($90,000 in other current assets and $4,574,629 in non-current assets) and as of April 30, 2007 was $4,689,284 ($750,000 in other current assets and $3,939,284 in non-current assets).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2004, one of our insurance carriers agreed to pay a portion of past and future defense costs relative to the municipal litigation. Our insurance carriers paid defense costs of $24,655 and $48,122 for the fiscal years ended April 30, 2008 and 2007, respectively.

13.	Other Non-current Liabilities

The following sets forth other non-current liabilities as of April 30, 2008 and 2007:

	April 30, 2008	April 30, 2007

Product liability	$5,850,098	$6,077,653
Environmental	577,000	577,000
Workers’ compensation	1,016,505	1,076,893
Severance	—	8,533
Post retirement medical	88,333	136,512
Sales tax	50,000	113,000
Warranty	231,691	245,224
Accrual for uncertain income tax positions (Note 21)	943,819	—
Pension liability	703,315	840,090

Other non-current liabilities	$9,460,761	$9,074,905

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

The fair value of all outstanding derivatives was an asset of approximately $97,000 as of April 30, 2008 and $125,000 as of April 30, 2007. Current derivative instruments outstanding as of April 30, 2008 expire through June 2008.

15.	Self-Insurance Reserves

As of April 30, 2008 and 2007, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $11,452,185 and $11,641,763, respectively, of which $6,866,603 and $7,154,546, respectively, have been classified as non-current and are included in other non-current liabilities and $4,720,623 and $4,622,258, respectively, are included in accrued expenses on the accompanying consolidated balance sheets. In addition, $135,041 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $7,769,682, $6,671,336, and $5,396,743 in the fiscal years ended April 30, 2008, 2007, and 2006, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2008, 2007, and 2006:

	For the Years Ended April 30,
	2008	2007	2006

Beginning balance	$11,641,763	$9,633,139	$10,658,339
Additional provision charged to expense	7,769,682	6,671,336	5,396,743
Liability assumed in acquisition of Thompson/Center Arms (Note 2)	—	1,886,910	—
Adjustment to acquisition liability (Note 2)	(234,239)	—	—
Payments	(7,725,021)	(6,467,164)	(5,791,816)
Reduction in liability (offset by a reduction to receivable from insurers)	—	(82,458)	(630,127)

Ending balance	$11,452,185	$11,641,763	$9,633,139

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2008 and 2007, we had accrued reserves for product liability of $8,617,122 and $8,951,097, respectively (of which $5,850,098 and $6,077,653, respectively, are non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2008 and 2007, we had recorded receivables from insurance carriers related to these liabilities of $4,664,629 and $4,689,284, respectively, of which, $4,574,629 and $3,939,284, respectively, have been classified as other assets and the remaining amounts of $90,000 and $750,000, respectively, have been classified as other current assets.

16.	Capital Stock

Common stock issued.  On May 23, 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of approximately $31.9 million and allowed us to repay the $28 million acquisition loan that financed a portion of the Thompson/Center Arms acquisition.

During the fiscal year ended April 30, 2008, we issued 522,435 shares of common stock having a market value of approximately $8.3 million to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $1,316,161.

During the fiscal year ended April 30, 2008, we issued 34,857 shares of common stock in a cashless exercise of 50,000 outstanding warrants having a market value of approximately $740,000. The purchase price of these shares was $218,000.

During the fiscal year ended April 30, 2008, we issued 147,817 shares of our common stock having a market value of approximately $1.3 million under our employee stock purchase plan. The proceeds from the exercise of these shares were $917,408.

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

During May 2005, we amended Scott warrants and warrants issued to Mitchell Saltz, another former officer and current director (the “Saltz Warrants”), eliminating the cashless exercise feature, which permitted the warrants to be net share settled. The effect of this modification was determined not to cause incremental compensation cost.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outlines the activity related to the warrants for the periods indicated:

	For the Years Ended April 30,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of the period	120,000	$4.36	1,320,000	$5.24	9,688,750	$0.89
Warrants issued to investors and issued to a placement agent (Note 18)					1,320,000	$5.24
Reinstatement of warrants Mr. Scott previously exercised on a cashless basis and subsequently paid for in cash	—	—	—	—	111,250	$0.89
Warrants exercised during the period	(50,000)	$5.33	(1,200,000)	$5.33	(829,700)	$0.89
Repurchased from Saltz and Scott	—	—	—	—	(8,970,300)	0.89

Warrants outstanding, end of the period	70,000	$4.36	120,000	$4.36	1,320,000	$5.24

Warrants exercisable, end of the period	70,000	$4.36	120,000	$4.36	1,320,000	$5.24

Weighted average remaining life	2.4 years		3.4 years		0.8 years

17.	Stock Option and Employee Stock Purchase Plans

We have two Employee Stock Option Plans (the “SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael Golden, in connection with his hiring as our President and Chief Executive Officer, during the fiscal year ended April 30, 2005.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2008, 2007, and 2006 are as follows:

	For the Years Ended April 30,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,576,362	$2.71	2,908,167	$2.25	2,467,125	$1.30
Granted during year	221,000	14.77	95,000	12.88	815,000	4.60
Exercised during year	(522,435)	2.52	(379,309)	1.63	(368,958)	1.06
Canceled/forfeited during year	(27,665)	7.78	(47,496)	3.59	(5,000)	4.46

Options outstanding, end of year	2,247,262	$3.88	2,576,362	$2.71	2,908,167	$2.25

Options exercisable, end of year	1,639,611	$2.64	1,703,463	$2.36	1,456,503	$1.43

As of April 30, 2008, there were 3,896,234 shares available for grant under the 2004 Incentive Stock Plan.

A summary of stock options outstanding, vested, and exercisable as of April 30, 2008 is as follows:

	Outstanding			Vested and Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable at	Average
	at April 30,	Remaining	Exercise	April 30,	Exercise
	2008	Contractual Life	Price	2008	Price

Range of Exercise Prices
$0.81 - $ 1.47	982,000	5.19 years	$1.19	782,000	$1.12
$1.48 - $ 4.46	858,595	6.76 years	3.08	675,277	2.72
$4.65 - $15.00	406,667	8.95 years	12.06	182,334	8.88

$0.81 - $15.00	2,247,262	6.47 years	$3.88	1,639,611	$2.64

The aggregate intrinsic value for outstanding options and for options that are vested and exercisable as of April 30, 2008 was $8,135,088 and $7,968,509, respectively.

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, will be six months consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2008, 2007, and 2006, 147,817, 93,344, and 137,868 shares, respectively, were purchased under the ESPP.

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

The following assumptions were used in valuing our options and ESPP:

	For the Years Ended April 30,
	2008	2007	2006

Stock option grants:
Risk-free interest rate	4.21%	4.81%	4.21%
Expected term	3.00 years	8.00 years	9.16 years
Expected volatility	61.7%	71.0%	73.5%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	2.10%	5.09%	3.79%
Expected term	6 months	6 months	6 months
Expected volatility	105.0%	55.1%	55.3%
Dividend yield	0%	0%	0%

We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black- Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2008, 2007, and 2006 was $3.74, $9.54, and $3.55, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2008, 2007, and 2006 was $3.17, $4.22, and $1.28, respectively.

During the year ended April 30, 2008, we granted 334,500 restricted stock units, or RSUs, consisting of shares of restricted common stock subject to time-based vesting to current employees. We also granted 5,000 shares to non-employees. As of April 30, 2008, there were 560,418 restricted stock units outstanding as 82,748 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was approximately $2,836,774 for the 12 months ended April 30, 2008. As of April 30, 2008, there was approximately $2,571,000 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.95 years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in unvested RSU’s for fiscal 2008 is as follows:

		Weighted
	Total # of	Average
	Restricted	Grant Date
	Stock Units	Fair Value

RSU’s outstanding, beginning of year	432,900	7.09
Awarded	339,500	12.09
Vested	(143,734)	7.25
Forfeited	(68,248)	10.41

RSU’s outstanding, end of year	560,418	9.68

During the year ended April 30, 2007, we granted 437,000 restricted stock units, or RSUs, consisting of shares of restricted common stock subject to time-based vesting to current employees. As of April 30, 2007, there were 425,000 restricted stock units outstanding as 12,000 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $811,131 for the 12 months ended April 30, 2007. As of April 30, 2007, there was approximately $2.2 million of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.

We recorded stock-based compensation expense related to SFAS 123(R) of approximately $4,885,000, $2,740,000, and $2,258,000 during fiscal 2008, 2007, and 2006, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2008, 2007, and 2006 was approximately $12,822,000, $17,457,000, and $4,443,000, respectively.

The total fair value of shares vested in fiscal 2008, 2007, and 2006 was approximately $7,969,000, $19,400,000, and $9,300,000, respectively.

There were no modifications to options during fiscal 2008, 2007, or 2006.

At April 30, 2008, total unamortized fair value of stock options was approximately $648,000, which will be recognized over the remaining vesting period of 2.5 years.

On November 12, 2007, we granted an option to purchase 216,000 shares of our common stock to the CEO, which fully vests in three years, and resulted in a valuation of approximately $809,000. We estimate the fair value of the option grant using the Black-Scholes option pricing model with the following assumptions: volatility of 61.7%, risk free interest rate of 4.21%, an expected life of three years, and a dividend yield of 0%.

On August 1, 2005, we granted an option to purchase 25,000 shares of our common stock to a consultant, which fully vested four months later on November 30, 2005. During the year ended April 30, 2006, we recorded the estimated fair value of this option grant, totaling approximately $118,000, to general and administrative expenses in the accompanying statement of income. We estimated the fair value of the option grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%, risk-free interest rate of 4.32%, an expected life of ten years, and a dividend yield of 0%.

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

The proceeds from the Private Placement were used to repurchase outstanding common stock warrants held by Mitchell A. Saltz and Robert L. Scott, who are directors of our company, and for general working capital. We also entered into an agreement with Messrs. Saltz, Scott, and Colton R. Melby, a former director of our company, pursuant to which Messrs. Saltz, Scott, and Melby agreed to sell to us, at our discretion under certain circumstances, an aggregate of 1,200,000 shares of our common stock, if requested by us, at a price per share of $5.33, which is equivalent to the exercise price of the Warrants. This call right was determined to not meet the requirements of an asset under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The shares were repurchased pursuant to this right during fiscal 2007.

Under the terms of the securities purchase agreement among us and the investors in the Private Placement, we are required to pay penalties if we fail to meet our obligations to register the Shares and shares issuable upon exercise of the Warrants. Specifically, if any of the following events (each an “Event”) occurs, we are required to pay cash as partial liquidated damages, which are equivalent to 1% per month of the then-outstanding principal amount of the aggregate purchase price, to the Private Placement investors: (i) if we fail to file a registration statement registering the Shares and shares issuable upon exercise of the Warrant or such registration statement is not declared effective on or prior to the dates specified in the securities purchase agreement; (ii) if, with certain exceptions, an investor is not permitted sell registered securities under the registration statement for any reason for five or more trading days in any calendar quarter; (iii) if, with certain exceptions, our common stock is not listed or quoted, or is suspended from trading, on an eligible market for a period of three trading days in any calendar quarter; (iv) if we fail to deliver a certificate evidencing any securities to an investor within three days after delivery of such certificate is required or the exercise rights of the investor pursuant to the Warrants are otherwise suspended for any reason; or (v) we fail to have available a sufficient number of authorized but unissued and otherwise unreserved shares of our common stock available to issue shares upon any exercise of the Warrants. As a result of these registration rights and penalties and in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Stock,” we recorded the initial fair value of the Warrants and the placement agent’s warrants at the date of issuance, totaling $1,188,000, as financial instrument liabilities, $804,000 and $384,000, respectively, and the value of the Shares were recorded as temporary equity, in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” through the quarter ended January 31, 2006.

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

As of April 30, 2008, all 1,200,000 investor warrants had been exercised and the 70,000 placement agent warrants were still outstanding.

19.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $1,028,000 for the fiscal year ended April 30, 2008, $901,000 for the fiscal year ended April 30, 2007, and $696,000 for the fiscal year ended April 30, 2006.

Non-contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield and Houlton employees. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2008, we plan to contribute approximately $3.6 million. We contributed approximately $4.8 million for the fiscal year ended April 30, 2007 and approximately $2.5 million for the fiscal year ended April 30, 2006. Contributions are funded after the fiscal year-end.

We also have a defined contribution profit sharing plan covering substantially all Thompson/Center Arms employees based on certain eligibility criteria. The Board of Directors, at its discretion, determines contributions to be made from net income of Thompson/Center Arms. For fiscal 2008, we plan to contribute $500,000. We assumed an $800,000 liability related to this plan as of January 3, 2007 and made payment to the employees in fiscal 2008.

20.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfather provision provides varying degrees of coverage based upon years of service. There are currently four retirees covered by the program and five active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The gross post-retirement medical liability was approximately $206,000 as of April 30, 2008 and approximately $230,000 as of April 30, 2007.

SFAS No. 158 requires that we measure the funded status of our plan as of our year-end date and became effective in fiscal 2007. The effect of this statement is reflected in the following presentation of our defined benefit plans. Upon adoption of this standard, we recorded an increase of $72,651 to accumulated other comprehensive income, thereby reducing the accrued post-retirement liability.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the post-retirement medical amounts recognized in our post-retirement medical benefit plan:

	For the Years Ended April 30,
	2008	2007	2006

Change in benefit obligation:
Net benefit obligation at beginning of year	$157,526	$219,706	$217,343
Service cost	—	1,893	1,832
Interest cost	7,054	10,915	10,027
Actuarial loss/(gain)	(50,301)	(58,955)	(3,572)
Benefits paid, net of contributions	6,663	(16,033)	(5,924)

Net benefit obligation at end of year	$120,942	$157,526	$219,706

Reconciliation of funded status:
Funded status at end of year	$(120,942)	$(157,526)	$219,706
Unrecognized actuarial gain	—	—	(13,696)

Net amount recognized at end of year	$(120,942)	$(157,526)	$233,402

The current portion of the post-retirement medical plan as of April 30, 2008, 2007, and 2006 was $43,810, $21,014, and $42,719, respectively. For fiscal 2008, gross benefit payments and administrative fees paid were less than retiree contributions, resulting in a net increase to the benefit obligation of $6,663.

Net periodic post-retirement benefit loss includes the following components:

	2008	2007	2006

Service cost	$—	$1,893	$1,832
Interest cost	7,054	10,915	10,027

Net periodic benefit loss	$7,054	$12,808	$11,859

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.0% and 5.1% at April 30, 2008 and 2007, respectively.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2008 and 2007, with the rate grading down to an ultimate rate of 5.0% in fiscal 2014. A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006, with the rate grading down to an ultimate rate of 5% in fiscal 2013.

For the fiscal years ended April 30, 2008 and 2007, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2009 — $32,610, 2010 — $20,782, 2011 — $26,747, 2012 — $9,172, 2013 — $3,284, and 2014 through 2018 — $20,249.

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered four current and former executives at April 30, 2008. Benefits under this plan are paid monthly (currently monthly benefit is $2,940 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of April 30, 2008, $703,315 has been accrued in other non-current liabilities in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 4.0% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are as follows: 2009 — $141,137, 2010 — $117,614, 2011 — $105,853, 2012 — $105,853, 2013 — $105,853, and thereafter — $241,109.

Under the executive plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of April 30, 2008, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit.

The impact of The Medicare Prescription Drug Improvement and Modernization Act of 2003 was not reflected as of April 30, 2008, as the plan has an immaterial amount of post-65 drug benefits and likely would not qualify for the federal subsidy period.

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

Income tax expense consists of the following:

	For the Years Ended April 30,
	2008	2007	2006

Current:
Federal	$7,957,240	$8,659,875	$493,892
State	1,319,107	1,200,925	582,811

Total current	9,276,347	9,860,800	1,076,703
Deferred:
Deferred federal and state	(3,559,791)	(2,242,970)	4,242,056
Change in valuation allowance	(42,040)	—	(256,142)

Total deferred	(3,601,831)	(2,242,970)	3,985,914

Total income tax expense	$5,674,516	$7,617,830	$5,062,617

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents a reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements:

	For the Years Ended April 30,
	2008	2007	2006

Federal income taxes expected at 35% statutory rate	$5,197,082	$7,202,918	$4,817,469
State income taxes, less federal income tax benefit	737,401	444,171	365,484
Employee Stock Purchase Plan	97,290	97,768	55,159
Other	(224,859)	88,400	(6,560)
Business meals and entertainment	95,646	87,644	57,838
Export sales benefit	—	(38,500)	(56,527)
Depreciation-permanent	(20,222)	(21,736)	(35,695)
SFAS 123(R) adjustment	—	—	224,136
Domestic production activity deduction	(339,500)	(150,500)	—
Research and development tax credit	(50,000)	(92,335)	—
Change in FIN 48 Reserve	181,678	—	—
Deferred tax rate change	—	—	(358,687)

Total income tax expense	$5,674,516	$7,617,830	$5,062,617

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2008	2007

Current tax assets (liabilities):
Environmental reserves	$25,502	$28,751
Inventory reserves	3,026,641	2,242,097
Product liability	714,476	1,050,058
Accrued expenses, including compensation	3,545,546	4,015,443
Warranty reserve	575,512	604,945
Other	640,098	144,353
Property taxes	(125,980)	(126,214)
Promotions	1,545,439	—
Less valuation allowance	—	$42,040

Net deferred tax asset — current	$9,947,234	$7,917,393

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$837,774	$324,977
Environmental reserves	217,890	221,190
Product liability	1,142,498	1,156,785
Workers’ compensation	309,992	—
Accrued expenses, including compensation	6,597	793,157
Warranty reserve	152,593	94,005
SFAS 123(R) compensation	5,179,587	4,379,864
Property, plant and equipment	(3,290,139)	(2,242,243)
Intangible assets	(24,867,464)	(28,321,412)
Transaction costs	(182,638)	—
Pension	302,832	—
Other	—	29,034
Less valuation allowance	(25,761)	(25,761)

Net deferred tax asset (liability) — non-current	$(20,216,239)	$(23,590,404)

Net tax asset (liability) — total	$(10,269,005)	$(15,673,011)

We had federal net operating loss carryforwards amounting to $2,393,636, $2,501,797, and $4,200,000 as of April 30, 2008, 2007, and 2006, respectively. The April 30, 2008 net operating loss expires in years 2019 and 2020. Utilization of these losses is limited by Section 382 of the Internal Revenue Code to $108,161 per year. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward. Federal net operating losses have reduced the overall net deferred tax liability of $10,269,005 by $837,774 as of April 30, 2008 and $15,673,011 by $324,977 as of April 30, 2007.

State net operating loss carryforwards amounted to $1,200,000 as of April 30, 2006. There were no state net operating loss carryforwards as of April 30, 2008 and 2007. We have reserved approximately $26,000 against non-current deferred taxes for a capital loss carryforward, which we do not anticipate using prior to its expiration.

We adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on May 1, 2007. As required by FIN 48, the cumulative effect of applying

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of the interpretation has been recorded as a $94,685 charge to the retained earnings balance as of May 1, 2007, a reclassification of SFAS No. 5 reserves of $586,450, an $85,062 adjustment to goodwill, and an additional $56,564 of income tax expense. At April 30, 2008, we had gross tax-affected unrecognized tax benefits of approximately $944,000, all of which, if recognized, would favorably impact the effective tax rate. In addition, at April 30, 2008, we have approximately $152,000 of accrued interest and penalties related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of May 1, 2007	$822,762
Gross increases — tax positions in prior year	93,682
Gross decreases — tax positions in prior year	—
Gross increases — current period tax positions	30,264
Settlements	(2,889)
Lapse of statue of limitations	—

Balance as of April 30, 2008	$943,819

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2009, we expect to incur additional interest on outstanding tax accounts partially offset by the resolution of one state nexus issue. We don’t expect either change to be material. Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties included in the total $944,000 liability recorded in the consolidated balance sheet in other non-current liabilities at April 30, 2008 was approximately $152,000.

With limited exception, we are subject to U.S. federal, state and local, or non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by a number of state and federal tax authorities and anticipate these audits will be completed by the end of fiscal 2009.

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

We, our Chairman of the Board, our Chief Executive Officer, and our Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. We plan to file a Motion to Dismiss the litigation.

We are also involved in two purported stockholder derivative lawsuits in the Superior Court for the Commonwealth of Massachusetts, which have been consolidated, and another purported derivative action brought in the U.S. District Court for the District of Nevada, which has been stayed pending the Massachusetts action. Each of the actions was brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants.

We intend to defend ourselves vigorously in these class action and derivative lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

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

In the fiscal years ended April 30, 2008, 2007 and 2006, we paid $406,432, $65,798, and $0, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $462,500, $25,000, and $15,000, respectively, in those fiscal years in settlement fees relative to product liability cases.

In fiscal 2008, 2007, and 2006, we recorded expense of $330,753, $159,052, and $87,734, respectively, to recognize changes in our product and municipal litigation liability.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

New Cases

William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al;. Joanne Trudelle v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts (Springfield). On April 15, 2008, these three cases were consolidated under the caption In re Smith and Wesson Holding Corp. Securities Litigation. The three above-referenced cases are purported securities class

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action lawsuits brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages against us, our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. Our responsive pleading is currently due on July 14, 2008.

Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. The plaintiffs’ opposition to those motions is due June 27, 2008.

Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until thirty days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith Holding Corp. et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al.

Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. Summary judgment has been granted in favor of the ammunition manufacturer, and the case is proceeding through discovery against us and the seller of the firearm. Discovery is set to close on August 8, 2008, and the trial of this matter is set to begin on September 8, 2008.

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

Cases Dismissed Or Resolved

Clinton and Rebecca Stroklund v. Thompson/Center Arms Company, Inc., et. al., in the United States District Court for the District of North Dakota, Northwestern Division. The amended complaint alleged that, on December 4, 2004, Mr. Stroklund’s rifle catastrophically exploded resulting in the loss of his left hand. The complaint sought unspecified damages against Thompson/Center Arms, the bullet manufacturer, and the powder manufacturer, alleging negligence, products liability, and breach of warranty. The products liability cause of action included claims of design defect, manufacturing defect, and a failure to properly warn and instruct. The case was settled within the limits of our self-insured retention.

Herbert and Mindy Wilson v. Thompson/Center Arms Company, Inc. in the United States District Court for the Eastern District of Louisiana. The state court petition was filed on November 4, 2005 and alleged that Mr. Wilson sustained eye injuries using a Thompson/Center Arms muzzleloader. The matter was subsequently removed to The United States District Court. Plaintiffs asserted product liability claims. The plaintiffs were seeking an unspecified amount of compensatory damages. Thompson/Center Arms filed a motion for summary judgment which resulted in dismissal of design and manufacturing based claims. The case was settled within the limits of our self-insured retention.

Ted and Amanda Fink v. Thompson Center/Arms Company, Inc., et. al., in the Circuit Court of Calhoun County, Alabama. The complaint was filed on April 10, 2006 and sought unspecified compensatory and punitive damages for personal injuries allegedly sustained by Mrs. Fink while using a Thompson/Center Arms rifle. Plaintiffs named as defendants Thompson/Center Arms, the manufacturer of the ammunition, and the retailer of both the rifle and the ammunition. Plaintiffs alleged that the rifle and ammunition were defective in design or manufacture, and that such defects rendered the rifle and ammunition unreasonably dangerous under the Alabama Extended Manufacturer’s Liability Doctrine (“AEMLD”). Plaintiffs further alleged that defendants “negligently and/or wantonly designed, manufactured, sold, imported and/or distributed” their products, and breached their implied warranties of merchantability to the plaintiffs. On May 12, 2006, Thompson/Center Arms filed an answer denying all liability and damages allegations. Plaintiff was deposed on February 18, 2008. This case was settled within the limits of our self-insured retention.

Peter Edward Fudali v. Smith & Wesson Corp., et. al., in the Frederick County Court in Maryland. Plaintiff’s complaint was filed on March 4, 1999 and stems from an incident that occurred on March 8, 1996. The complaint alleges that our revolver discharged unexpectedly while plaintiff was preparing to shoot the revolver in his neighbor’s backyard, causing fragments of metal and burning gunpowder to strike him in the forehead and eye. The complaint asserts claims for negligence and strict liability and seeks compensatory damages of $2.0 million plus other costs and fees. The court has entered an order granting summary judgment in our favor and the case is now closed.

Cases on Appeal

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (the “PLCAA”). On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the Plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing. On June 9, 2008, the D.C. Court of Appeals denied plaintiffs petition for rehearing. Plaintiffs have 90 days to file a petition for writ of certiorari to the US Supreme Court.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the PLCAA. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court. Plaintiff’s response to defendants’ petition to transfer to the Indiana Supreme Court was filed. Trial is scheduled to begin on June 15, 2009.

City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. No decision has issued to date.

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

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. Expert discovery is ongoing. Trial is not yet scheduled.

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

SEC Investigation

The SEC is conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. Although we have fully cooperated with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we violated federal securities laws, we may face sanctions, including monetary penalties and injunctive relief. In addition, we are incurring legal costs for our company as well as a result of reimbursement obligations for several of our current and former officers. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC. On May 8, 2008, we received notice that it is the intent of the Division of Enforcement Staff of the SEC to recommend that the SEC authorize administrative cease-and-desist proceedings against us to prohibit any future violations of the periodic reporting, record keeping, and internal controls provisions of the federal securities laws. The Staff is not recommending the imposition of any monetary sanctions or remedies against us. The purported violations arose from accounting adjustments made by us for fiscal 2002 and the first three quarters of fiscal 2003, which resulted in our restatement of our 2002 quarterly and fiscal year-end financial statements, and our quarterly report for the period ended January 31, 2003. We do not believe that the Staff’s current recommendation, if ultimately authorized by the SEC, will have any material impact on our financial position.

Bureau of Alcohol, Tobacco, Firearms & Explosives (“BATF”) Audit

The BATF is asserting various violations by us of the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These alleged violations relate to inventory, record keeping, and reporting obligations. The BATF has significant authority, including the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authority to revoke our firearm importer and manufacturer licenses for willful violations. We are cooperating fully with the BATF to resolve compliance issues that may have been raised.

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

We had reserves of $644,534 as of April 30, 2008 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2008, approximately $693,000 of the escrow has been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Rental Leases

We lease office space in Scottsdale, Arizona, and Farmington, New Hampshire, under operating leases, which expire in January 2011 and October 2008, respectively, photocopiers at our Springfield and Rochester locations with various expiration dates, modular building space in our Rochester location that expires in January 2009, and vehicles for our national sales force. As of April 30, 2008, the lease commitments were approximately as follows:

For the Years Ended April 30,	Amount

2009	$334,065
2010	201,465
2011	82,465
2012	31,911
2013	—
Thereafter	—

$649,906

Rent expense in the fiscal years ended April 30, 2008, 2007, and 2006 was approximately $561,000, $413,000, and $215,000, respectively.

We relocated into a new Scottsdale location on August 1, 2005 and entered into a 65-month lease agreement for the space. The lease expense for fiscal year 2008 is approximately $71,000, 2009 is $73,000, 2010 is $75,000 and 2011 is $45,000. On February 29, 2008, we sublet part of the Scottsdale location to Global Alert, LLC, a company partly owned by a member of our Board of Directors. The sublease is for the remaining term of the original lease and will reduce our lease expense by approximately $30,000 in 2009, $32,000 in 2010, and $20,000 in 2011.

23.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2008 and fiscal 2007. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$74,411,708	$70,775,676	$66,067,310	$82,596,835	$293,851,529
License revenue	429,840	620,614	497,171	510,527	2,058,152
Gross profit	27,208,786	23,078,240	16,619,705	25,467,845	92,374,576
Income from operations	9,808,932	6,533,607	309,964	7,487,015	24,139,518
Net income (loss)	$4,690,491	$2,941,800	$(1,807,070)	$3,295,893	$9,121,114
Per common share
Basic	$0.12	$0.07	$(0.04)	$0.08	$0.23
Diluted	$0.11	$0.07	$(0.04)	$0.08	$0.22
Market price (high-low)	$19.20-12.04	$22.80-11.98	$12.77-3.72	$7.77-4.28	$22.80-3.72

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$47,604,449	$50,784,461	$53,877,676	$82,571,121	$234,837,707
License revenue	398,385	598,035	488,947	228,958	1,714,325
Gross profit	16,678,115	16,054,678	16,995,917	26,609,125	76,337,835
Income from operations	5,882,904	5,344,468	3,618,546	9,582,744	24,428,662
Net income	$3,369,316	$2,854,964	$1,551,340	$5,186,314	$12,961,934
Per common share
Basic	$0.09	$0.07	$0.04	$0.13	$0.33
Diluted	$0.08	$0.07	$0.04	$0.12	$0.31
Market price (high-low)	$9.10-5.90	$14.85-8.00	$14.40-9.91	$15.45-10.99	$15.45-5.90

24.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2005 (in thousands, except per share data):

	Fiscal	Fiscal
	2007	2006

Revenue	$287,674,732	$224,879,285
Net income	$14,960,171	$4,836,167
Net income per share	$0.37	0.13

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2008, 2007 and 2006

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,

2008
Allowance for doubtful accounts	$146,354	$299,049	$		$(248,454)	$196,949
Inventory reserve	4,290,190	160,621			(504,150)	3,946,661
Deferred tax valuation allowance	67,799	(42,038)				25,761
Warranty reserve	1,809,380	1,873,798			1,759,745	1,923,433
Product liability	8,951,098	330,752	(258,550	)(4)	(406,178)	8,617,122
Workers compensation	1,505,029	630,857			(696,695)	1,439,191
Environmental	829,411	(148,555)			(36,322)	644,534
2007
Allowance for doubtful accounts	$75,000	$32,178	$155,000	(2)	$(115,824)	$146,354
Inventory reserve	2,391,683	934,890	1,119,470	(2)	(155,853)	4,290,190
Deferred tax valuation allowance	42,038		25,761	(2)		67,799
Warranty reserve	1,484,350	1,931,346	233,914	(2)	(1,840,230)	1,809,380
Product liability	7,469,316	159,052	1,347,730	(3)	(25,000)	8,951,098
Workers compensation	1,297,331	599,386	78,943	(2)	(470,631)	1,505,029
Environmental	603,274	90,234	231,000	(2)	(95,097)	829,411
2006
Allowance for doubtful accounts	$75,000	$31,230	$		$(31,230)	$75,000
Inventory reserve	2,045,027	548,952			(202,296)	2,391,683
Deferred tax valuation allowance	298,179	(256,141)				42,038
Warranty reserve	1,639,545	1,263,000			(1,418,195)	1,484,350
Product liability	8,026,708	87,734	(630,126	)(1)	(15,000)	7,469,316
Workers compensation	1,758,705	154,916			(616,290)	1,297,331
Environmental	3,716,651	(3,045,508)			(67,869)	603,274

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

(2)	Increase in 2007 valuation accounts represents acquired balances as of January 3, 2007 relating to the Thompson/Center Arms acquisition.

(3)	Increase of $1,395,852 in product liability represents acquired balance as of January 3, 2007 relating to the Thompson/Center Arms acquisition offset by $48,122 decrease that was offset by a corresponding reduction in receivable from insurance carrier.

(4)	Decrease of $234,239 in product liability represents adjustment to acquisition accounting relating to the Thompson/Center Arms acquisition and by $24,311 decrease that was offset by a corresponding reduction in receivable from insurance carrier.