Form 10-Q
period 2008-07-31
SMITH & WESSON HOLDING CORP
filed 2008-09-09
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 47,060,345 shares of common stock, par value $0.001, outstanding as of September 1, 2008.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,365,242	$4,358,856
Accounts receivable, net of allowance for doubtful accounts of $547,146 on July 31, 2008 and $196,949 on April 30, 2008	60,877,115	54,162,936
Inventories, net of excess and obsolescence reserve	52,643,002	47,159,978
Other current assets	7,962,128	4,724,973
Deferred income taxes	9,947,234	9,947,234
Income tax receivable	695,972	1,817,509

Total current assets	133,490,693	122,171,486

Property, plant and equipment, net	49,532,978	50,642,953
Intangibles, net	64,434,794	65,500,742
Goodwill	41,173,416	41,173,416
Other assets	9,594,116	10,261,975

	$298,225,997	$289,750,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,831,108	$21,995,705
Accrued expenses	12,002,905	16,610,504
Accrued payroll	5,488,522	5,046,446
Accrued taxes other than income	2,214,742	1,747,235
Accrued profit sharing	5,520,485	4,035,522
Accrued workers’ compensation	460,361	422,686
Accrued product liability	2,904,773	2,767,024
Accrued warranty	1,756,057	1,691,742
Deferred revenue	715,482	212,552
Current portion of notes payable	23,005,442	8,919,640

Total current liabilities	69,899,877	63,449,056

Deferred income taxes	20,216,239	20,216,239

Notes payable, net of current portion	85,405,134	118,773,987

Other non-current liabilities	9,555,873	9,460,761

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 48,258,678 shares issued and 47,058,678 shares outstanding on July 31, 2008 and 41,832,039 shares issued and 40,632,039 shares outstanding on April 30, 2008	48,258	41,831
Additional paid-in capital	87,165,964	54,127,721
Retained earnings	32,258,001	30,004,326
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	113,148,874	77,850,529

	$298,225,997	$289,750,572

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended:
	July 31, 2008	July 31, 2007
Net product and services sales	$78,032,931	$74,411,708
License revenue	446,588	429,840
Cost of products and services sold	53,103,443	47,632,762

Gross profit	25,376,076	27,208,786

Operating expenses:
Research and development	774,963	412,537
Selling and marketing	7,703,206	6,650,446
General and administrative	10,649,021	10,336,871

Total operating expenses	19,127,190	17,399,854

Income from operations	6,248,886	9,808,932

Other income/(expense):
Other expense	(640,352)	(37,166)
Interest income	58,174	20,692
Interest expense	(2,051,278)	(2,233,969)

Total other expense, net	(2,633,456)	(2,250,443)

Income before income taxes	3,615,430	7,558,489
Income tax expense	1,361,755	2,867,998

Net income/comprehensive income	$2,253,675	$4,690,491

Weighted average number of common and common equivalent shares outstanding, basic	45,462,424	39,954,492

Net income per share, basic	$0.05	$0.12

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	46,595,236	48,056,811

Net income per share, diluted (Note 12)	$0.05	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended July 31, 2008

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance at April 30, 2008	41,832,039	$41,831	$54,127,721	$30,004,326	$72,651	$(6,396,000)	$77,850,529

Issuance of common stock in connection with an equity offering, net of costs of $2,312,468	6,250,000	6,250	32,056,282				32,062,532
Exercise of employee stock options	18,000	18	38,287				38,305
Disgorgement of profit			3,071				3,071
Stock-based compensation			1,116,315				1,116,315
Book deduction of stock-based compensation in excess of tax deductions			(175,553)				(175,553)
Net income				2,253,675			2,253,675
Issuance of common stock under restricted stock unit awards	158,639	159	(159)				—

Balance at July 31, 2008	48,258,678	$48,258	$87,165,964	$32,258,001	$72,651	$(6,396,000)	$113,148,874

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	July 31, 2008	July 31, 2007
Cash flows from operating activities:
Net income	$2,253,675	$4,690,491
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,033,617	2,934,241
Loss (gain) on sale of assets	(27,533)	327
Provision for losses on accounts receivable	368,673	51,492
Stock-based compensation expense	1,116,315	857,215
Changes in operating assets and liabilities:
Accounts receivable	(7,082,852)	(171,078)
Inventories	(5,483,024)	(9,217,249)
Other current assets	(3,237,155)	(3,780,148)
Income tax receivable	1,121,537	1,732,892
Accounts payable	(6,164,597)	(2,829,120)
Accrued payroll	442,076	(780,014)
Accrued profit sharing	1,484,963	(3,437,280)
Accrued taxes other than income	467,507	(1,031,018)
Accrued other expenses	(4,607,599)	1,674,896
Accrued workers’ compensation	37,675	(2,722)
Accrued product liability	137,749	(585,000)
Accrued warranty	64,315	112,270
Other assets	(47,390)	(623,203)
Other non-current liabilities	95,112	672,143
Deferred revenue	502,930	(5,218)

Net cash provided by operating activities	(14,524,006)	(9,736,083)

Cash flows from investing activities:
Payments to acquire patents	(16,844)	(11,050)
Proceeds from sale of property and equipment	27,593	3,650
Payments to acquire property and equipment	(1,109,994)	(6,116,462)

Net cash used for investing activities	(1,099,245)	(6,123,862)

Cash flows from financing activities:
Proceeds from loans and notes payable	14,697,821	7,815,455
Net borrowings under line of credit agreements	—	7,133,265
Debt issue costs — bank debt	(15,667)	(37,620)
Proceeds from issuance of common stock, net of issuance costs	32,062,532	—
Proceeds from disgorgement of profit	3,071	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	38,305	471,249
Excess tax (book) deduction of stock-based compensation	(175,553)	933,158
Payments on loans and notes payable	(33,980,872)	(3,512,511)

Net cash provided by financing activities	12,629,637	12,802,996

Net decrease in cash and cash equivalents	(2,993,614)	(3,056,949)
Cash and cash equivalents, beginning of period	4,358,856	4,065,328

Cash and cash equivalents, end of period	$1,365,242	$1,008,379

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,224,741	$2,417,003
Income taxes	409,535	286,821
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
(1) Basis of Presentation:
     The consolidated balance sheet as of July 31, 2008, the consolidated statements of income for the three months ended July 31, 2008 and 2007, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2008, and the consolidated statements of cash flows for the three months ended July 31, 2008 and 2007 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson Center Holding Corporation, was August 2, 2008, a two-day variance to our reported fiscal quarter end of July 31, 2008. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2008 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2008 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our company’s Annual Report on Form 10-K for the year ended April 30, 2008. The results of operations for the three months ended July 31, 2008 may not be indicative of the results that may be expected for the year ended April 30, 2009 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to inventory have been reclassified to conform to the current periods’ presentation.
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
     On January 3, 2007, we purchased all of the outstanding stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.). This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.
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
     Product sales account for a substantial portion of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, casting, heat treating, finishing, plating, and engineering support services to customers. We recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.
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
     Accounting for Acquisitions — In accordance with the purchase method of accounting, we determine and record the fair values of assets acquired and liabilities assumed as of the date of the acquisition. We utilize an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
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
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Based on this assessment, we have not had any impairment charges during our history as a result of our review of long-lived assets under SFAS 144.
     Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including but not limited to technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have a significant impact on our consolidated financial statements through accelerated amortization and/or impairment charges.
     We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review, we have determined that we operate in one reporting unit.
(4) Notes Payable:
     Credit Facility — Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith and Wesson Corp. (“SWC”) and Thompson Center Arms Company, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities with Toronto Dominion (Texas) LLC (the “Lender”) to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million. In May 2008, we utilized proceeds from our stock offering to repay the $28.0 million outstanding balance on the acquisition loan and terminated the acquisition loan. We incurred a $485,000 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the loan.
     The credit facility now includes the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), which line of credit will be available until

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of July 31, 2008, there was $40.0 million available for borrowings, of which there was $17.8 million outstanding, bearing an interest rate of 5.50% per annum.
     (2) A 49-month, $7.8 million term loan, bearing interest at a rate of 6.23% per annum, of which $6.7 million was outstanding as of July 31, 2008. The monthly payment is $178,647, with the final payment due January 30, 2012.
     (3) An 85-month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum, of which $1.0 million was outstanding as of July 31, 2008. The monthly payment is $45,527 through May 31, 2010. In June 2008, we made a $4,367,000 payment against this loan, funded partially with proceeds of our stock offering and the rest with cash from operations.
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
     The Loan Agreement contains various covenants, including certain financial covenants, all of which were met as of July 31, 2008.
     Convertible Debt — On December 15, 2006, we issued an aggregate of $80.0 million of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28.0 million from our commercial debt, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms.
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We were required to pay additional interest on the Notes if we defaulted on certain of our obligations under the registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The registration rights agreement required that the Securities and Exchange Commission declare the registration statement effective by June 14, 2007. As the registration did not become effective until June 26, 2007, additional interest of approximately $260,000 accrued on the Notes.
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
     We evaluated the conversion features of the Notes under the provisions of Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and determined no beneficial conversion feature existed. We have analyzed the provisions of the Notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock,” and have determined that there are no features of the instruments requiring bifurcation.
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market as of July 31, 2008 and April 30, 2008:

	July 31, 2008	April 30, 2008
Finished goods	$26,179,946	$22,312,827
Finished parts	12,660,573	12,715,609
Work in process	7,679,059	6,979,072
Raw material	6,123,424	5,152,470

	$52,643,002	$47,159,978

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
(6) Intangible Assets
     Intangible assets consisted of the following as of July 31, 2008 and April 30, 2008:

	July 31, 2008	April 30, 2008
Developed technology	$7,800,000	$7,800,000
Customer relationships	46,400,000	46,400,000
Patents, trademarks & tradenames	16,638,595	16,621,752
Backlog	600,000	600,000

	71,438,595	71,421,752
Less: Accumulated amortization	(7,003,801)	(5,921,010)

Total intangible assets	$64,434,794	$65,500,742

(7) Accrued Expenses:
     Accrued expenses consisted of the following as of July 31, 2008 and April 30, 2008:

	July 31, 2008	April 30, 2008
Accrued rebates and promotions	$894,851	$4,092,523
Accrued professional fees	1,152,371	1,624,500
Accrued audit liability	859,514	859,514
Accrued employee benefits	2,974,532	2,618,973
Accrued distributor incentives	1,847,518	2,443,882
Accrued environmental	48,957	67,533
Interest payable	406,538	1,687,608
Accrued utilities	475,307	350,393
Accrued other	3,343,317	2,865,578

	$12,002,905	$16,610,504

(8) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the three months ended July 31, 2008 and 2007, advertising expense was approximately $3,859,000 and $2,935,000, respectively.
(9) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2008 and 2007 was $522,763 and $562,354, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the quarters ended July 31, 2008 and 2007:

	Three Months Ended
	July 31, 2008	July 31, 2007
Beginning Balance	$1,923,433	$1,809,380
Warranties issued and adjustments to provisions	522,763	562,354
Warranty claims	(451,355)	(454,288)

Ending Balance	$1,994,841	$1,917,446

(10) Self-Insurance Reserves:
     As of July 31, 2008 and April 30, 2007, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $11,740,546 and $11,452,185, respectively, of which $6,926,499 and $6,866,603, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $4,949,088 and $4,720,623, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $135,041 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $3,295,768 and $2,402,919 for the three months ended July 31, 2008 and 2007, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2008 and April 30, 2008, we had product liability and municipal litigation reserves of $8,891,443 and $8,617,122, respectively, consisting entirely of estimated legal defense costs, of which $5,986,671 and $5,850,098, respectively, has been included in other non-current liabilities, and the remaining amounts of $2,904,773 and $2,767,024, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at July 31, 2008 and April 30, 2008, we had recorded receivables from insurance carriers related to these liabilities of $4,740,932 and $4,664,629, respectively, of which $4,574,629 has been classified as other assets for both periods and the remaining $166,304 and $90,000, respectively, has been classified as other current assets.
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
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. We have filed a Motion to Dismiss the litigation.
     We are also involved in two purported stockholder derivative lawsuits in the Superior Court for the Commonwealth of Massachusetts, which have been consolidated, and another purported derivative action brought in the U.S. District Court for the District of Nevada, which has been stayed pending the Massachusetts action. Each of the actions was brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants. We have filed a Motion to Dismiss the litigation.
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
For the Three Months Ended July 31, 2008 and 2007
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
NEW CASES
          No new cases of a material nature were filed against us during the three months ended July 31, 2008.
CASES ON APPEAL
          The rulings in the following cases are subject to certain pending appeals:
          City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. On August 20, 2008, the Second Circuit denied plaintiff’s petition for a rehearing. Plaintiff has ninety days to file a petition for writ of certiorari to the United States Supreme Court.
PENDING CASES
          In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act (the “Exchange Act”). On August 28, 2008, we and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. Plaintiffs have 45 days after that filing to submit their opposition to the Court.
          Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. Thereafter, the parties agreed on July 8, 2008 that the individual defendants’ motions to dismiss are stayed until such time as our motion to dismiss is resolved by the Court. On July 11, 2008, Plaintiffs served their opposition to our motion. We filed our reply to that opposition on August 4, 2008. No hearing date has been scheduled as of this time.
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discriminary review. On September 4, 2008, the seller of the firearm and the ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter is set to begin on September 8, 2008.
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
For the Three Months Ended July 31, 2008 and 2007
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
     We had reserves of $626,000 as of July 31, 2008 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our currently identified environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered four current and former executives at July 31, 2008. Benefits under this plan are paid monthly (currently monthly benefit is $3,063 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of July 31, 2008, $711,001 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 3.98% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments by fiscal year are as follows: 2009 — $110,267, 2010 — $125,581, 2011 — $110,267, 2012 — $110,267, 2013 — $110,267, and thereafter — $251,163.
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
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,782,556 as of July 31, 2008, with a workers’ compensation bond for self insurance of $3,500,000 making up the majority of this amount.
(12) Stockholders’ Equity:
Common Stock
     During the three months ended July 31, 2008, options or warrants were exercised and common stock issued as follows:
        (a) We issued 18,000 shares of common stock having a market value of $95,010 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $38,305.
        (b) In May 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,062,532. We used the funds received from this offering to reduce certain of our long term debt obligations (see Note 4).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
Earnings per Share
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2008 and 2007:

	For the Three Months Ended July 31,
	2008			2007
			Per			Per
	Net		Share	Net		Share
	Income/(Loss)	Shares	Amount	Income	Shares	Amount
Basic earnings	$2,253,675	45,462,424	$0.05	$4,690,491	39,954,492	$0.12

Effect of dilutive stock options and warrants	—	1,132,812	—	—	1,617,235	(0.01)
Effect of assumed conversion of convertible debt	—	—	—	427,808	6,485,084	—

Diluted earnings	$2,253,675	46,595,236	$0.05	$5,118,299	48,056,811	$0.11

     For the three months ended July 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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
     The following outlines the activity related to the warrants for the periods indicated:

	For the three months ended July 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Warrants outstanding, beginning of the period	70,000	$4.36	120,000	$4.36
Warrants exercised during the period	—	—	(50,000)	$4.36

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	2.1 years		3.1 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two Incentive Stock Plans (“the ISPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the ISPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the ISPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the ISPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date on which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. During the three months ended July 31, 2007, no grants were made to purchase shares.
     The number of shares and weighted average exercise prices of options granted under the ISPs and an employee grant outside of the ISPs for the three months ended July 31, 2008 and 2007 are as follows:

	For the Three Months Ended July 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,247,262	$3.88	2,576,362	$2.36
Granted during period	528,000	5.55	—	—
Exercised during period	(18,000)	2.13	(196,801)	2.39
Canceled/forfeited during period	(3,334)	4.65	(6,666)	4.46

Options outstanding, end of period	2,753,928	$4.21	2,372,895	$2.73

Options exercisable, end of period	1,799,929	$2.82	1,757,078	$2.69

     A summary of stock options outstanding, vested, and exercisable at July 31, 2008 follows:

	Outstanding			Vested and Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31, 2008	Contractual Life	Exercise Price	at July 31, 2008	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	976,500	4.95 years	$1.19	776,500	$1.12
$1.48 — $5.28	1,108,095	7.30 years	3.60	853,429	3.10
$5.29 — $15.00	669,333	9.19 years	9.62	170,000	9.17

$0.81 — $15.00	2,753,928	6.93 years	$4.21	1,799,929	$2.82

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. Offering periods are six months in duration, and the purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the three months ended July 31, 2008 and 2007, no shares were purchased under the ESPP.
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
     The following assumptions were used in valuing our options granted during the three-month periods ended July 31, 2008 and 2007:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007

	For the Three Months Ended July 31,
	2008	2007*
Stock option grants:
Risk-free interest rate	3.99%	N/A
Expected term	9.00 years	N/A
Expected volatility	73.0%	N/A
Dividend yield	0%	N/A

*	No options were granted during the three months ended July 31, 2007.
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended July 31, 2008 was $5.55. There were 528,000 options granted during the three months ended July 31, 2008. There were no options granted during the three months ended July 31, 2007. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was $1,116,315 and $857,215 for the three months ended July 31, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the three months ended July 31, 2008, we did not grant any restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $597,552 for the three months ended July 31, 2008. During the three months ended July 31, 2008, we issued 158,639 shares of common stock under RSUs that had vested during the three months with a total market value of $810,953. As of July 31, 2008, there was $1,948,337 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.1 years.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of Common Stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates together with a copy of a summary describing the Rights. As of July 31, 2008, we have not had any such changes which would have resulted in the execution of the stockholder rights plan.
(13) Income Taxes
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
       We comply with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At July 31, 2008, we had unrecognized tax benefits of approximately $976,000, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at July 31, 2008 is approximately $221,000 of accrued interest and penalties related to uncertain tax positions.
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
(14) Recent Accounting Pronouncements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
Recently Issued Accounting Standards
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
          In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
       In May 2008, the FASB issued FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.
       In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.
       In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement is effective for fiscal years beginning after December 15, 2008 and will have no effect on our financial condition or results of operations.
       In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2008 and 2007
Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have any impact on our financial position, results of operations, or cash flows.
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
     SFAS No. 159 was effective for fiscal years beginning after November 2007. The adoption of SFAS No. 159 did not have any impact on our financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2008. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
First Quarter Fiscal 2009 Highlights
     Net product sales for the three months ended July 31, 2008 were $78.0 million, a $3.6 million, or 4.9%, increase over net product sales of $74.4 million for the three months ended July 31, 2007. Firearms sales, our core business, increased for the three months by $3.0 million, or 4.2%, over the three months ended July 31, 2007. Within the firearm category, pistol sales grew by 18.4%, driven by continued consumer market and law enforcement adoption of the M&P polymer product line. Walther products grew at a 19.9% rate based largely on performance of the PPS sub-compact handgun launched part way through last year. Tactical rifle sales continued to grow, increasing by 11.0% in the quarter.
     We believe the distributor inventory correction and cautious purchasing for the 2008 hunting season relative to long guns continued into the first quarter. Our black powder products were particularly affected in the first quarter, with net sales off by 55%. This was partially offset by bolt-action rifle sales which did not begin shipping until later in the prior year. The impact was also felt in black powder accessories which decreased by $640,000, or 18.4% for the quarter. Shotgun sales declined by $921,000, or 89.2%, for the quarter. Last year we began our initial shipments of this new product line. The shotgun market was particularly soft during last year’s hunting season, particularly for the fixed action and semi-auto categories, the two segments that we entered in fiscal 2008.
     Gross profit as a percentage of net revenue was 32.3% for the three months ended July 31, 2008 compared with 36.4% for the three months ended July 31, 2007. The decline in gross profit and the lower gross margin was mostly attributable to hunting product revenues, particularly weak black powder rifle sales. In light of the lower activity, we reduced production levels and closed our New Hampshire facility for one week during the quarter. The lower production levels resulted in unfavorable absorption variances. In addition, the product mix within our long gun line had an unfavorable impact on gross margin. In addition to the above issues, we incurred about $900,000 in promotion costs in the quarter compared with no such costs in the first quarter of last year.
     Net income for the three months ended July 31, 2008 was $2.3 million, or $0.05 per fully diluted share, compared with $4.7 million, or $0.11 per fully diluted share, for the three months ended July 31, 2007.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Revolvers	$20,237,977	$19,568,981	$668,996	3.4%
Pistols	20,771,309	17,545,132	3,226,177	18.4%
Walther	7,070,691	5,896,702	1,173,989	19.9%
Hunting Rifles	12,069,979	13,628,188	(1,558,209)	-11.4%
Tactical Rifles	4,942,530	4,451,908	490,622	11.0%
Shotguns	111,942	1,033,396	(921,454)	-89.2%
Premium Products	4,316,899	3,613,162	703,737	19.5%
Parts & Accessories	3,576,199	4,384,661	(808,462)	-18.4%

Total Firearms	73,097,526	70,122,130	2,975,396	4.2%
Handcuffs	1,732,442	1,418,649	313,793	22.1%
Specialty Services	1,832,366	1,704,194	128,172	7.5%
Other	1,370,597	1,166,735	203,862	17.5%

Non-Firearms	4,935,405	4,289,578	645,827	15.1%

Total	$78,032,931	$74,411,708	$3,621,223	4.9%

     We recorded net product and services sales of $78,032,931 for the three months ended July 31, 2008, an increase of $3,621,223, or 4.9%, over the three months ended July 31, 2007. Firearms sales increased by $2,975,396, or 4.2%, over the comparable three months last year, primarily as a result of the strong sales in most hand gun product lines. Non-firearm sales for the three months ended July 31, 2008 increased by $645,827, or 15.1%, over the three months ended July 31, 2007, resulting from increased foundry revenues from our Rochester, New Hampshire facility as well as higher handcuff sales.
     Revolver sales were $20,237,977 for the three months ended July 31, 2008, a $668,996, or 3.4% increase over the three months ended July 31, 2007. The revolver order backlog was $3,923,686 at July 31, 2008.
     Pistol sales of $20,771,309 were $3,226,177, or 18.4%, higher for the three months ended July 31, 2008 than for the three months ended July 31, 2007. Both the Sigma (at 44.3%) and the M&P (at 27.3%) showed significant increases over the comparable period last year. Our M&P polymer pistol continues to win over 80% of the test and evaluations in which we participated. The pistol order backlog was $11,466,829 at July 31, 2008.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $1,173,989, or 19.9%, for the three months ended July 31, 2008 over the three months ended July 31, 2007. Walther sales for the quarter continue to be boosted by strong performance by the PPS sub-compact pistol, which was introduced in early fiscal 2008 in 9mm and .40 S&W. Walther order backlog was $5,174,490 at July 31, 2008.
     Hunting rifle sales were $12,069,979 for the three months ended July 31, 2008, a $1,558,209, or 11.4%, decrease from the three months ended July 31, 2007. The distributor inventory correction that began in mid-fiscal 2008 and cautious purchases for the 2008 hunting season continued to affect this product line. The hunting rifle order backlog was $6,667,518 at July 31, 2008.
     Sales of our M&P 15 rifles were $4,942,530 for the three months ended July 31, 2008, a $490,622, or 11.0%, increase over the three months ended July 31, 2007. M&P 15 sales were helped by a strong consumer promotion. On the law enforcement side, 185 police and security agencies to date have either selected the M&P 15 or approved the M&P 15 for on-duty use. The backlog for tactical rifles was $7,780,583 at July 31, 2008.
     We began shipments of our fixed-action and semi-automatic shotguns in April 2007. The shotgun market was especially weak during the fall 2007 hunting season, particularly in these categories. Sales of shotguns for the three months ended July 31, 2008 were $111,942, a $921,454, or 89.2%, decrease from the three months ended July 31, 2007. The shotgun order backlog was $63,320 at July 31, 2008.
     Premium Products, which includes our Performance Center and Engraving services, increased by $703,737, or 19.5%, for the three months ended July 31, 2008 to $4,316,899 from the three months ended July 31, 2007. The increase reflects strong performance by the M&P Pro Series model and three new series of Classic revolvers that became available in July. Premium Products had an order backlog of $1,222,654 at July 31, 2008.
     The decrease in parts and accessories sales from $4,384,661 for the three months ended July 31, 2007 to $3,576,199 for the three months ended July 31, 2008 was correlated to the decline in demand for hunting rifles.
     Sales through our sporting goods distribution channel were approximately $64,787,000 for the three months ended July 31, 2008, a decrease of 0.4% over the comparable quarter last year. Law enforcement sales and federal government sales were approximately $6,426,000, a 17.5% increase over the three months ended July 31, 2007. International sales for the three months ended July 31, 2008 of $6,819,000 were up 73.9% from the comparable period last year with shipments to Trinidad, Turkey, Japan, Korea, Australia, and Thailand.
Licensing Revenue
     The following table sets forth certain information relating to licensing revenue for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Licensing revenue	$446,588	$429,840	$16,748	3.9%
     Licensing revenue for the three months ended July 31, 2008 increased by $16,748, or 3.9%, over the three months ended July 31, 2007. During the three months ended July 31, 2008, there were no new licensing agreements entered into nor were there any terminations of agreement with existing licensees.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Cost of revenue	$53,103,443	$47,632,762	$5,470,681	11.5%
% of net revenue	67.7%	63.6%
Gross profit	25,376,076	27,208,786	$(1,832,710)	-6.7%
% of net revenue	32.3%	36.4%
     Gross profit for the three months ended July 31, 2008 decreased by $1,832,710, or 6.7%, from the three months ended July 31, 2007. Sales of long guns continue to be weaker than anticipated with black powder products and accessories significantly impacted. We reduced our production levels and implemented a one-week shutdown in our Rochester, New Hampshire facility during the quarter in order to control inventory levels, creating unfavorable absorption variances. In addition, in order to spur sales in the weak economy, we incurred an additional $900,000 of promotion costs in the first quarter of fiscal 2009 that was not incurred during the same period in fiscal 2008.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 36.4% for the three months ended July 31, 2007 to 32.3% for the three months ended July 31, 2008.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Research and development, net	$774,963	$412,537	$362,426	87.9%
Sales and marketing	7,703,206	6,650,446	1,052,760	15.8%
General and administrative	10,649,021	10,336,871	312,150	3.0%

Operating expenses	$19,127,190	$17,399,854	$1,727,336	9.9%
% of net revenue	24.4%	23.2%
     Operating expenses for the three months ended July 31, 2008 increased by $1,727,336, or 9.9%, over the three months ended July 31, 2007. General and administrative expense increased $312,150, or 3.0%, as a result of $143,798 in higher professional fees, $317,236 in higher bad debt reserves, $259,100 in higher stock-based compensation expense, and $137,690 in higher depreciation and amortization, which were partially offset by reduced management incentive. Sales and marketing expenses increased by $1,052,760 as a result of $894,389 in increased advertising expense related both to promotional advertising as well as timing related to the annual NRA show. Research and development increased $362,426 primarily as a result of an engineering focus on new product development.
     Operating expenses, as a percentage of net product and services sales and license revenue, increased by 1.2% to 24.4% for the three months ended July 31, 2008 compared with the three months ended July 31, 2007.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income from operations	$6,248,886	$9,808,932	$(3,560,046)	-36.3%
% of net revenue	8.0%	13.1%
     Income from operations was $6,248,886 for the three months ended July 31, 2008, a $3,560,046, or 36.3%, decrease from operating income of $9,808,932 for the three months ended July 31, 2007. The decrease was due to lower gross margins associated with unfavorable absorption and weak product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses.
Other Expense
     The following table sets forth certain information regarding other expense for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Other expense	$(640,352)	$(37,166)	$(603,186)	1623.0%
     Other expense totaled $640,352 for the three months ended July 31, 2008, a $603,186, or 1,623.0%, increase from the three months ended July 31, 2007 of $37,166. Foreign exchange losses for the three months ended July 31, 2008 totaled $624,995 compared with $64,105 for the three months ended July 31, 2007. The exchange activity resulted from inventory purchases from Walther, which are billed in euros. Of the large foreign exchange loss, a small portion is due to mark-to-market on existing contracts and the majority relates to settlement at a rate worse than the rate anticipated when contracts were established.
Interest Income
     The following table sets forth certain information regarding interest income for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest income	$58,174	$20,692	$37,482	181.1%
     Interest income of $58,174 for the three months ended July 31, 2008 represented a decrease of $37,482 from the three months ended July 31, 2007.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest expense	$2,051,278	$2,233,969	$(182,691)	-8.2%
     Interest expense decreased for the three months ended July 31, 2008 by $182,691 as a result of issuance of 6,250,000 shares of our common stock in May 2008 that enabled us to eliminate our $28.0 million acquisition line of credit as well as to reduce our real estate loan by $4.4 million. A one-time write off of $485,000 in debt acquisition costs related to the cancellation of the acquisition line of credit and the increase in our short term borrowing associated with lower cash generated from operations offset a large portion of the savings. Total debt outstanding at July 31, 2008 was $108,410,576 compared with $127,693,627 at April 30, 2008.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income tax expense	$1,361,755	$2,867,998	$(1,506,243)	-52.5%
     Income tax expense of $1,361,755 for the three months ended July 31, 2008 represented a decrease of $1,506,243 from $2,867,998 for the three months ended July 31, 2007 because of the reduction in operating profit. The effective rates for the three months ended July 31, 2008 and 2007 were 36.77% and 37.04%, respectively. The effective tax rate excludes the impact of the FIN 48 adjustment (Note 13).
Net Income
     The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Net income	$2,253,675	$4,690,491	$(2,436,816)	-52.0%
Net income per share
Basic	$0.05	$0.12	$(0.07)	-58.3%
Diluted	$0.05	$0.11	$(0.06)	-54.5%
     The decrease in net income for the three months ended July 31, 2008 from the three months ended July 31, 2007 resulted from lower gross margins driven by unfavorable absorption and unfavorable product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the three months ended July 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Operating activities	$(14,524,006)	$(9,736,083)	$(4,787,923)	49.2%
Investing activities	(1,099,245)	(6,123,862)	5,024,617	-82.0%
Financing activities	12,629,637	12,802,996	(173,359)	-1.4%

Total	$(2,993,614)	(3,056,949)	$63,335	-2.1%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors require short-term borrowings for operating and investing activities.
     Due to the cyclicality of the hunting business, we expect to use significant cash resources in operations during our first fiscal quarter. In the first three months of fiscal 2009, we used $14,524,006 in cash from operating activities, $4,787,923 more than for the first three months of fiscal 2008. Net income of $2,253,675, depreciation and amortization of $4,033,617, and stock-based compensation expense of $1,116,315 were all more than offset by an increase in working capital from April 30, 2008. In the first three months of fiscal 2009, accounts receivable increased $7,082,852 over the April 30, 2008 balance primarily due to the long term dating programs that are typically run from early spring to late summer in the hunting product lines. In addition, inventories increased $5,483,024 partially as a result of the slow down in the hunting market as well as due to the normal seasonal build in order to meet expected demand in future quarters when demand normally exceeds our production capacity and in order to fulfill orders already received that have delayed shipping terms. Accounts payable decreased from April 30, 2008 by $6,164,597 due primarily to the payment of outstanding invoices related to construction in progress commitments at year end. Finally, accrued expenses declined $4,607,599 from April 30, 2008 primarily due to payment of consumer pull programs that were outstanding at year end. In fiscal 2009, management has delayed payment of the 2008 profit sharing until the second quarter, which has partially offset the impact of other negative cash items.
     Cash used for investing activities decreased by $5,024,617 for the three months ended July 31, 2008 from the three months ended July 31, 2007. Capital spending for the three months ended July 31, 2008 was $1,109,994 compared with $6,116,462 for the three months ended July 31, 2007, a decrease of $5,006,468. We expect to spend approximately $8.0 million on capital expenditures in fiscal 2009, a significant decrease from the $14.0 million spent in fiscal 2008. The major capital expenditures will focus on improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
     Cash provided by financing activities was $12,629,637 for the three months ended July 31, 2008. In May 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded proceeds of $32,062,532 and allowed us to repay $28 million in debt that had been incurred to finance a portion of the Thompson/Center Arms acquisition. Short term bank borrowings totaled $17.8 million at July 31, 2008 compared with $9.1 million in borrowings at July 31, 2007. The increase was attributable to higher working capital requirements and lower cash from operations. We repaid $5,022,962 of the long-term notes payable to TD BankNorth, our primary bank, during the three months ended July 31, 2008. As of July 31, 2008, we had $1,365,242 in cash and cash equivalents on hand.
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
Other Matters
Critical Accounting Policies
     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2008. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2008, to which there have been no material changes. Actual results could differ from estimates made.
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
          In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In May 2008, the FASB issued FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement is effective for fiscal years beginning after December 15, 2008 and will have no effect on our financial condition or results of operations.
     In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have any impact on our financial position, results of operations, or cash flows.
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
     SFAS No. 159 was effective for fiscal years beginning after November 2007. The adoption of SFAS No. 159 did not have any impact on our financial position, results of operations, or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On December 10, 2007, we purchased six euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expired on June 30, 2008. As of July 31, 2008, we had no forward contracts outstanding. During the three months ended July 31, 2008, we experienced a net gain of $95,000 on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was an asset of $68,000 as of July 31, 2007.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
NEW CASES
     No new cases of a material nature were filed against us during the three months ended July 31, 2008.
CASES ON APPEAL

     The rulings in the following cases are subject to certain pending appeals:
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. On August 20, 2008, the Second Circuit denied plaintiff’s petition for a rehearing. Plaintiff has ninety days to file a petition for writ of certiorari to the United States Supreme Court.
PENDING CASES
          In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act (the “Exchange Act”). On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. Plaintiffs have 45 days after that filing to submit their opposition to the Court.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. Thereafter, the parties agreed on July 8, 2008 that the individual defendants’ motions to dismiss are stayed until such time as our motion to dismiss is resolved by the Court. On July 11, 2008, Plaintiffs served their opposition to our motion. We filed our reply to that opposition on August 4, 2008. No hearing date has been scheduled as of this time.
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is also a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims substantially identical to those asserted in the earlier-filed Massachusetts Superior Court actions, based on substantially identical allegations. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discretionary review. On September 4, 2008, the seller of the firearm and ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter is set to begin on September 8, 2008.
PROTECTION OF LAWFUL COMMERCE IN ARMS ACT
On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries, or property damage. There have been constitutional and other challenges to the legislation in some of the pending cases, and those issues are currently being adjudicated in the appellate courts. Because the issues continue to be litigated, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases

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

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

By:	/s/ WILLIAM F. SPENGLER
William F. Spengler
Chief Financial Officer

Dated: September 9, 2008

INDEX TO EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer