Form 10-Q
period 2008-10-31
SMITH & WESSON HOLDING CORP
filed 2008-12-15
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 47,202,859 shares of common stock, par value $0.001, outstanding as of December 1, 2008.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Six Months Ended October 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,850,001	$4,358,856
Accounts receivable, net of allowance for doubtful accounts of $881,256 on October 31, 2008 and $196,949 on April 30, 2008	50,996,561	54,162,936
Inventories	53,944,028	47,159,978
Other current assets	5,473,568	4,724,973
Deferred income taxes	10,548,142	9,947,234
Income tax receivable	1,274,156	1,817,509

Total current assets	125,086,456	122,171,486

Property, plant and equipment, net	49,248,946	50,642,953
Intangibles, net	6,293,610	65,500,742
Goodwill	—	41,173,416
Deferred income taxes	409,771	—
Other assets	9,357,686	10,261,975

	$190,396,469	$289,750,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,138,023	$21,995,705
Accrued expenses	13,755,982	16,610,504
Accrued payroll	4,694,877	5,046,446
Accrued taxes other than income	2,037,573	1,747,235
Accrued profit sharing	5,558,024	4,035,522
Accrued workers’ compensation	582,906	422,686
Accrued product liability	3,250,876	2,767,024
Accrued warranty	1,842,384	1,691,742
Deferred revenue	616,591	212,552
Current portion of notes payable	5,586,794	8,919,640

Total current liabilities	58,064,030	63,449,056

Deferred income taxes	—	20,216,239

Notes payable, net of current portion	84,815,640	118,773,987

Other non-current liabilities	9,577,656	9,460,761

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 48,402,859 shares issued and 47,202,859 shares outstanding on October 31, 2008 and 41,832,039 shares issued and 40,632,039 shares outstanding on April 30, 2008	48,402	41,831
Additional paid-in capital	88,187,549	54,127,721
Retained earnings/(accumulated deficit)	(43,973,459)	30,004,326
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	37,939,143	77,850,529

	$190,396,469	$289,750,572

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended:		For the Six Months Ended:
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Net product and services sales	$72,729,122	$70,775,676	$150,762,053	$145,187,384
License revenue	497,561	620,614	944,149	1,050,454
Cost of products and services sold	53,259,126	48,318,050	106,362,569	95,950,812

Gross profit	19,967,557	23,078,240	45,343,633	50,287,026

Operating expenses:
Research and development	617,071	476,468	1,392,034	889,005
Selling and marketing	7,375,909	7,223,154	15,079,115	13,873,600
General and administrative	9,259,933	8,845,011	19,908,954	19,181,882
Impairment of long-lived assets (Note 3)	98,243,188	—	98,243,188	—

Total operating expenses	115,496,101	16,544,633	134,623,291	33,944,487

Income/(loss) from operations	(95,528,544)	6,533,607	(89,279,658)	16,342,539

Other income/(expense):
Other income/(expense), net	(926,531)	213,419	(1,566,883)	176,253
Interest income	128,733	9,189	186,907	29,881
Interest expense	(1,414,046)	(2,082,840)	(3,465,324)	(4,316,809)

Total other expense, net	(2,211,844)	(1,860,232)	(4,845,300)	(4,110,675)

Income/(loss) before income taxes	(97,740,388)	4,673,375	(94,124,958)	12,231,864
Income tax expense/(benefit)	(21,508,928)	1,731,575	(20,147,173)	4,599,573

Net income/(loss)/comprehensive income/(loss)	$(76,231,460)	$2,941,800	$(73,977,785)	$7,632,291

Weighted average number of common and common equivalent shares outstanding, basic	47,109,337	40,284,784	46,263,611	40,119,638

Net income/(loss) per share, basic	$(1.62)	$0.07	$(1.60)	$0.19

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	47,109,337	48,336,522	46,263,611	48,276,242

Net income/(loss) per share, diluted (Note 12)	$(1.62)	$0.07	$(1.60)	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2008

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance at April 30, 2008	41,832,039	$41,831	$54,127,721	$30,004,326	$72,651	$(6,396,000)	$77,850,529
Issuance of common stock in connection with an equity offering, net of costs of $2,329,181	6,250,000	6,250	32,039,569				32,045,819
Exercise of employee stock options	19,667	20	45,536				45,556
Disgorgement of profit			3,071				3,071
Stock-based compensation			1,755,964				1,755,964
Book deduction of stock-based compensation in excess of tax deductions			(204,343)				(204,343)
Shares issued under employee stock purchase plan	132,180	132	420,200				420,332
Net loss				(73,977,785)			(73,977,785)
Issuance of common stock under restricted stock unit awards	168,973	169	(169)				—

Balance at October 31, 2008	48,402,859	$48,402	$88,187,549	$(43,973,459)	$72,651	$(6,396,000)	$37,939,143

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31, 2008	October 31, 2007
Cash flows from operating activities:
Net income/(loss)	$(73,977,785)	$7,632,291
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization and depreciation	7,518,437	6,118,220
Loss (gain) on sale of assets	(27,533)	134
Provision for losses on accounts receivable	689,678	100,423
Impairment of long-lived assets	98,243,188	—
Deferred income taxes	(21,226,918)	—
Stock-based compensation expense	1,755,964	2,660,263
Changes in operating assets and liabilities:
Accounts receivable	2,476,697	2,390,470
Inventories	(6,784,050)	(19,828,031)
Other current assets	(748,595)	(1,214,958)
Income tax receivable	543,353	(3,606,661)
Accounts payable	(1,857,682)	(568,924)
Accrued payroll	(351,569)	(1,897,991)
Accrued profit sharing	1,522,502	(3,453,649)
Accrued taxes other than income	290,338	(560,542)
Accrued other expenses	(2,854,522)	2,218,769
Accrued workers’ compensation	160,220	14,441
Accrued product liability	483,852	(500,000)
Accrued warranty	150,642	143,863
Other assets	(48,901)	(697,370)
Other non-current liabilities	116,895	882,901
Deferred revenue	404,039	(10,435)

Net cash provided/(used) by operating activities	6,478,250	(10,176,786)

Cash flows from investing activities:
Payments for transactional costs related to the acquisition of Thompson/Center Arms Co., Inc.	—	(69,084)
Payments to acquire patents	(27,788)	(13,788)
Proceeds from sale of property and equipment	27,593	4,350
Payments to acquire property and equipment	(2,985,709)	(8,661,114)

Net cash used for investing activities	(2,985,904)	(8,739,636)

Cash flows from financing activities:
Proceeds from loans and notes payable	18,697,821	17,315,456
Debt issue costs - bank debt	(20,443)	(75,395)
Proceeds from issuance of common stock, net of issuance costs	32,045,819	—
Proceeds from disgorgement of profit	3,071	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	465,888	1,548,127
Excess tax (book) deduction of stock-based compensation	(204,343)	2,147,285
Payments on loans and notes payable	(55,989,014)	(5,493,709)

Net cash provided/(used) by financing activities	(5,001,201)	15,441,764

Net decrease in cash and cash equivalents	(1,508,855)	(3,474,658)
Cash and cash equivalents, beginning of period	4,358,856	4,065,328

Cash and cash equivalents, end of period	$2,850,001	$590,670

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,737,383	$3,302,902
Income taxes	2,162,125	6,105,038
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
(1) Basis of Presentation:
     The consolidated balance sheet as of October 31, 2008, the consolidated statements of income for the six months ended October 31, 2008 and 2007, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2008, and the consolidated statements of cash flows for the six months ended October 31, 2008 and 2007 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson Center Holding Corporation, was November 2, 2008, a two-day variance to our reported fiscal quarter end of October 31, 2008. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2008 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2008 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2008. The results of operations for the six months ended October 31, 2008 may not be indicative of the results that may be expected for the year ended April 30, 2009 or any other period.
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
(3) Significant Accounting Policies
     Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We report revenue net of reimbursable shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, where applicable.
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
     We recognize trademark-licensing revenue for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize as revenue non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured.
     Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include allowances for bad debts, discounts and returns on sales; excess and obsolete inventory, the valuation of goodwill, other intangible assets, and tangible long-lived assets; estimates used in accounting for acquisitions; assumptions used involving share-based payment instruments; and accruals for tax liabilities, warranty, product liability, workers’ compensation, deferred compensation, environmental liability, and medical claims payable. Actual results could differ from those estimates.
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
For the Six Months Ended October 31, 2008 and 2007
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of the third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two reporting units, one for our Springfield, Massachusetts and Houlton, Maine facilities and a second for our Rochester, New Hampshire facility. Goodwill recorded on our books is associated only with the Rochester, New Hampshire reporting unit as it arose out of our acquisition of Thompson Center Holding Corporation on January 3, 2007. Based on a combination of factors occurring during fiscal 2009, including the current economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit. As a result, we conducted an evaluation of these assets pursuant to SFAS 142. Based on lower order intake in the past several quarters and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173,416 during the three months ended October 31, 2008. See Note 6 – Goodwill.
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, under SFAS 144, we recorded an impairment charge of $57,069,772 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. See Note 7 – Intangible Assets.
     Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and/or (c) other changes in previous assumptions or estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and/or impairment charges.
(4) Notes Payable:
     Credit Facility — Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith and Wesson Corp. (“SWC”) and Thompson/Center Arms Company, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million. In May 2008, we utilized proceeds from our stock offering to repay the $28.0 million outstanding balance on the acquisition loan and terminated the acquisition loan. We incurred

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
a $485,000 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the loan. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent of our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third quarter fiscal 2009 leverage ratio to 3.25:1, and released security on our intellectual property.
     The credit facility now includes the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), which line of credit will be available until November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of October 31, 2008, there was $40.0 million available for borrowings, of which there was $1.3 million outstanding, bearing an interest rate of 4.50% per annum.
     (2) A 49-month, $7.8 million term loan, bearing interest at a rate of 6.23% per annum, of which $6.3 million was outstanding as of October 31, 2008. The monthly payment is $178,647, with the final payment due January 30, 2012.
     (3) An 85-month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum, of which $0.8 million was outstanding as of October 31, 2008. The monthly payment is $45,527 through May 31, 2010. In June 2008, we made a $4.4 million payment against this loan, funded partially with proceeds of our stock offering and the rest with cash from operations.
     As security for the credit facility, the Lender has a first priority lien on all of our personal property and real estate assets.
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
     The Loan Agreement contains various covenants, including certain financial covenants, all of which were met as of October 31, 2008.
     Convertible Debt — On December 15, 2006, we issued an aggregate of $80.0 million of senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28.0 million from our credit facility, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms.
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We were required to pay $260,000 in additional interest in fiscal 2008 on the Notes as a result of a failure of a required registration statement to become effective on a timely basis.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market as of October 31, 2008 and April 30, 2008:

	October 31, 2008	April 30, 2008
Finished goods	$28,015,375	$22,312,827
Finished parts	12,245,974	12,715,609
Work in process	7,982,341	6,979,072
Raw material	5,700,338	5,152,470

	$53,944,028	$47,159,978

(6) Goodwill
     The changes in the carrying amount of goodwill during the six months ended October 31, 2008 were as follows:

Balance as of April 30, 2008	$41,173,416
Impairment loss (Note 3)	(41,173,416)

Balance as of October 31, 2008	$—

(7) Intangible Assets
     Intangible assets consisted of the following as of October 31, 2008 and April 30, 2008:

	Historical Value	Impairment (Note 3)	October 31, 2008	April 30, 2008
Developed technology	$7,800,000	$(6,060,000)	$1,740,000	$7,800,000
Customer relationships	46,400,000	(46,400,000)	—	46,400,000
Patents, trademarks, and tradenames	16,649,539	(11,900,000)	4,749,539	16,621,752
Backlog	600,000	—	600,000	600,000

	71,449,539	(64,360,000)	7,089,539	71,421,752
Less: Accumulated amortization	(8,086,157)	7,290,228	(795,929)	(5,921,010)

Total intangible assets	$63,363,382	$(57,069,772)	$6,293,610	$65,500,742

(8) Accrued Expenses:
     Accrued expenses consisted of the following as of October 31, 2008 and April 30, 2008:

	October 31, 2008	April 30, 2008
Accrued rebates and promotions	$545,804	$4,092,523
Accrued professional fees	1,458,523	1,624,500
Accrued audit liability	859,514	859,514
Accrued employee benefits	3,000,903	2,618,973
Accrued distributor incentives	2,689,547	2,443,882
Accrued environmental	43,982	67,533
Interest payable	1,209,466	1,687,608
Accrued utilities	457,057	350,393
Accrued other	3,491,186	2,865,578

	$13,755,982	$16,610,504

(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2008 and 2007, advertising expense was approximately $7,641,000 and $6,823,000, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2008 and 2007 was $1,081,514 and $978,266, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the six months ended October 31, 2008 and 2007:

	Six Months Ended
	October 31, 2008	October 31, 2007
Beginning Balance	$1,923,433	$1,809,380
Warranties issued and adjustments to provisions	1,081,514	978,266
Warranty claims	(924,223)	(851,414)

Ending Balance	$2,080,724	$1,936,232

     In November 2008, we issued a recall of our i-Bolt bolt-action rifle bolts manufactured in our Springfield, Massachusetts facility. We estimate that the cost of this recall is approximately $75,000 and is included in the accrued warranty balance.
(11) Self-Insurance Reserves:
     As of October 31, 2008 and April 30, 2008, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $12,672,845 and $11,452,185, respectively, of which $7,026,470 and $6,866,603, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $5,511,333 and $4,720,623, respectively, has been included in current liabilities on the accompanying consolidated balance sheets. In addition, a receivable for $135,041 related to excess workers’ compensation insurance has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $6,459,638 and $6,016,483 for the six months ended October 31, 2008 and 2007, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2008 and April 30, 2008, we had product liability and municipal litigation reserves of $9,096,770 and $8,617,122, respectively, consisting entirely of estimated legal defense costs, of which $5,845,984 and $5,850,098, respectively, has been included in other non-current liabilities, and the remaining amounts of $3,250,876 and $2,767,024, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at October 31, 2008 and April 30, 2008, we had recorded receivables from insurance carriers related to these liabilities of $4,740,932 and $4,664,629, respectively, of which $4,574,629 has been classified as other assets for both periods and the remaining $166,304 and $90,000, respectively, has been classified as other current assets.
(12) Stockholders’ Equity:
Common Stock
     During the six months ended October 31, 2008, options or warrants were exercised and common stock issued as follows:
     (a) We issued 19,667 shares of common stock having a market value of $104,195 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $45,556.
     (b) In May 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,045,819. We used the funds received from this offering to reduce certain of our long-term debt obligations (see Note 4).
     (c) In September 2008, we issued 132,180 shares of common stock in connection with our Employee Stock Purchase Plan having a purchase price of $420,332.
Earnings/(Loss) per Share
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three months ended October 31, 2008 and 2007:

	For the Three Months Ended October 31,
	2008			2007
	Net		Per Share	Net		Per Share
	Income/(Loss)	Shares	Amount	Income	Shares	Amount
Basic earnings	$(76,231,460)	47,109,337	$(1.62)	$2,941,800	40,284,784	$0.07
Effect of dilutive stock options and warrants	—	—	—	—	1,566,654	—
Effect of assumed conversion of convertible debt	—	—	—	429,933	6,485,084	—

Diluted earnings/(loss)	$(76,231,460)	47,109,337	$(1.62)	$3,371,733	48,336,522	$0.07

     For the three months ended October 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes and options and warrants to purchase 1,044,269 shares of our common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the six months ended October 31, 2008 and 2007:

	For the Six Months Ended October 31,
	2008			2007
						Per
	Net		Per Share	Net		Share
	Income/(Loss)	Shares	Amount	Income	Shares	Amount
Basic earnings	$(73,977,785)	46,263,611	$(1.60)	$7,632,291	40,119,638	$0.19
Effect of dilutive stock options and warrants	—	—	—	—	1,671,520	(0.01)
Effect of assumed conversion of convertible debt	—	—	—	998,456	6,485,084	—

Diluted earnings/(loss)	$(73,977,785)	46,263,611	$(1.60)	$8,630,747	48,276,242	$0.18

     For the six months ended October 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes and options and warrants to purchase 1,109,796 shares of our common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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
     The following outlines the activity related to the warrants for the periods indicated:

	For the Six Months Ended October 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Warrants outstanding, beginning of the period	70,000	$4.36	120,000	$4.36
Warrants exercised during the period	—	—	(50,000)	$4.36

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	1.9 years		2.9 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two Incentive Stock Plans (“the ISPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. The Board of Directors, or a committee established by the board, administers the ISPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the ISPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options granted pursuant to the ISPs are nontransferable and subject to forfeiture. Unless terminated earlier by our Board of Directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our Board of Directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our Board of Directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the close of business date on which the Board of Directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
non-employees, which the board has granted in the past. During the six months ended October 31, 2007, no stock option grants were made.
     The number of shares and weighted average exercise prices of options granted under the ISPs and an employee grant outside of the ISPs for the six months ended October 31, 2008 and 2007 are as follows:

	For the Six Months Ended October 31,
	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,247,262	$3.88	2,576,362	$2.36
Granted during period	598,000	5.42	—	—
Exercised during period	(19,667)	2.32	(407,435)	2.67
Canceled/forfeited during period	(5,000)	4.55	(6,666)	4.46

Options outstanding, end of period	2,820,595	$4.21	2,162,261	$2.71

Options exercisable, end of period	1,812,426	$2.84	1,580,612	$2.77

     A summary of stock options outstanding, vested, and exercisable at October 31, 2008 follows:

	Outstanding			Vested and Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31, 2008	Contractual Life	Exercise Price	at October 31, 2008	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	976,500	4.70 years	$1.19	776,500	$1.12
$1.48 — $5.28	1,174,762	7.22 years	3.65	857,593	3.11
$5.29 — $15.00	669,333	8.94 years	8.94	178,333	8.99

$0.81 — $15.00	2,820,595	6.76 years	$4.21	1,812,426	$2.84

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. Offering periods are six months in duration, and the purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2008 and 2007, 132,180 and 40,371 shares were purchased under the ESPP, respectively.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
     The following assumptions were used in valuing our options granted and ESPP purchase rights during the six-month periods ended October 31, 2008 and 2007:

	For the Six Months Ended October 31,
	2008	2007 *
Stock option grants:
Risk-free interest rate	3.93%	N/A
Expected term	8.80 years	N/A
Expected volatility	73.0%	N/A
Dividend yield	0%	N/A
Employee Stock Purchase Plan:
Risk-free interest rate	1.49%	4.15%
Expected term	6 months	6 months
Expected volatility	70.2%	48.4%
Dividend yield	0%	0%

*	No options were granted during the six months ended October 31, 2007.
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended October 31, 2008 was $4.15. The total stock-based compensation expense related to SFAS 123(R), including stock options, employee stock purchase plan, and restricted stock unit awards, was $1,755,964 and $2,660,263 for the six months ended October 31, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the six months ended October 31, 2008, we did not grant any restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $1,161,226 for the six months ended October 31, 2008. During the six months ended October 31, 2008, we issued 168,973 shares of common stock under RSUs that had vested during the six months with a total market value of $855,706. During the six months ended October, 31, 2008, we cancelled 53,334 performance-based RSUs previously granted to Michael Golden, our President and Chief Executive Officer, as financial targets associated with these RSUs will not be met for the fiscal year ended April 30, 2009. As of October 31, 2008, there was $1,388,175 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.
Stockholder Rights Plan
     On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we made a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend is payable to stockholders of record at the close of business on August 26, 2005. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Stock”), at a price of $36.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 25, 2005, as the same may be amended from time to time, between us and Interwest Transfer Company, Inc., as Rights Agent.
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the rights will be evidenced, with respect to any of the common stock certificates outstanding as of the record date, by such common stock certificates together with a copy of a summary describing the Rights. As of October 31, 2008, we have not had any such changes which would have resulted in the execution of the stockholder rights plan.
(13) Income Taxes
     We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the quarter ended October, 31, 2008, we recorded an impairment charge of $98,243,188 related to intangible assets, including $41,173,416 of goodwill. This had the effect of reducing our long-term deferred tax liabilities by $21,766,411. We have treated this transaction as a discrete item and have not included it in our calculation of an effective tax rate.
     We comply with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”),

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
“Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2008, we had unrecognized tax benefits of approximately $922,000, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at October 31, 2008 was approximately $153,000 of accrued interest and penalties related to uncertain tax positions.
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
(14) Commitments and Contingencies:
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
     We intend to defend ourselves vigorously in these class action and derivative lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming, and diverts the time and attention of our management.
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
For the Six Months Ended October 31, 2008 and 2007
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
NEW CASES
     The following cases were filed against us or became reportable during the three months ended October 31, 2008:
     Roger Foltz v. Smith & Wesson Corp., in the United States District Court for the Northern District of Texas. This civil action, filed on April 7, 2008 in the District Court of Dallas County, Texas, alleges that the plaintiff sustained an amputation of a portion of his left index finger on April 8, 2006, while operating a Smith & Wesson Model 460 revolver due to gas escaping from the barrel cylinder gap at the front of the revolver. The plaintiff has asserted an unspecified claim for money damages seeking to recover from the physical pain, mental and emotional anguish, and medical expenses incurred as a result of this incident. We filed an answer to the complaint on May 13, 2008 denying any and all liability to the plaintiff. On May 20, 2008, the matter was removed to the United States District Court for the Northern District of Texas. Mediation was conducted on October 21, 2008. Discovery is ongoing. The trial is scheduled for May 4, 2009.
     Steve J. Bezet v. Smith & Wesson Corp., in the United States District Court for the Middle District of Louisiana. The complaint, filed on October 24, 2008, alleges that the plaintiff sustained personal injuries on February 8, 2008, as a result of the accidental discharge of a Smith & Wesson Model 4006 pistol. The plaintiff seeks damages in the amount of $1,150,000 as compensation for the medical expenses, loss of earning capacity, conscious pain and suffering, and disability allegedly sustained by the plaintiff. The complaint asserts claims for negligence and strict liability. We are in the process of responding to the complaint.
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, and we served the Initial Disclosures pursuant to Rule 26(a) of the Federal Rules of Civil Procedure on September 30, 2008. The case is now in the discovery phase.
     Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. The civil action, filed September 9, 2008, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on September 25, 2006. The plaintiff seeks unspecified money damages against us, the holster manufacturer, the seller of the holster, and the seller of the firearm. The plaintiff claims to have been injured while on duty as a police officer in Granite City, Illinois, when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges that the Walther PPK/S pistol was defective in that the firearm safety mechanisms failed to prevent the pistol from discharging without the trigger being pulled. On October 22, 2008, we filed an answer to the plaintiff’s complaint denying all allegations of liability. The case was removed to the United States District Court for the Southern District of Illinois. The pleadings have closed and the matter is about to enter into the discovery phase of the litigation.
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleges that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges that this incident occurred when the cylinder of the revolver swung up upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserts claims for negligence, strict liability, and breach of warranty. We are in the process of preparing a responsive pleading.
     Edward J. Robinson and Rebecca Robinson v. Apex Oil Company, Smith & Wesson Corp., et al., in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The complaint, filed on July 31, 2008, names us and 28 other corporations as defendants. The plaintiff alleges that each of the 29 defendants were responsible for exposing the plaintiff to benzene-containing products during the time of his employment from 1961 to 2005. As it relates to us, the plaintiff alleges that he was employed as an assembly line worker and machine operator at a plant in Alton, Illinois, operated by us. During the time of his employment, the plaintiff alleges that he was exposed to benzene-containing products in the work place and asserts a negligence claim against us and his other past employers, as well as strict liability claims against the numerous corporations who are alleged to have sold benzene-containing products that were used in the work place. The complaint was served on August 14, 2008. On October 21, 2008, we filed a Motion to Dismiss, which remains pending.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing. On June 9, 2008, the D.C. Court of Appeals denied plaintiffs petition for rehearing. On October 23, 2008, the plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. Defendants filed their response to the plaintiffs’ petition on November 24, 2008. No hearing has been scheduled to date.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. On August 20, 2008, the Second Circuit denied plaintiff’s petition for a rehearing. On October 20, 2008, the plaintiff filed a

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
petition for writ of certiorari to the United States Supreme Court.
PENDING CASES
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. Hearing on our motion by the court is scheduled for January 12, 2009.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. Thereafter, the parties agreed on July 8, 2008 that the individual defendants’ motions to dismiss are stayed until such time as our motion to dismiss is resolved by the court. On July 11, 2008, Plaintiffs served their opposition to our motion. We filed our reply to that opposition on August 4, 2008. Our motion to dismiss was heard by the court on October 28, 2008, and determination of the motion is now under advisement by the court.
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
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discretionary review. On September 4, 2008, the seller of the firearm and ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter was set to begin on September 8, 2008. However, the trial was ultimately continued to allow the Court to resolve certain pre-trial issues, including the admissibility of evidence of an ammunition failure as the cause for this incident. A pre-trial conference was held December 9, 2008, at which time a trial was scheduled for September 2009.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
denying all allegations of liability. On October 7, 2008, the court granted leave to the plaintiff to file a second amended complaint. Expert discovery is ongoing. Trial is not yet scheduled.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al. in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center Arms, us, and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that we are not a proper party and no answer is currently required. Should it be determined that we are a proper party, we will have 30 days to file an answer. Discovery is ongoing. Trial is scheduled to begin on June 9, 2009.
CASES DISMISSED OR RESOLVED
     Donald J. Roden v. Smith & Wesson Holding Corporation, in the United States District Court of Montana Billings Division. Mr. Roden is a former employee who alleges that his termination violated the Montana Wrongful Discharge from Employment Act. On September 4, 2007, the State of Montana Human Rights Bureau found no reasonable cause to believe that discrimination occurred. On October 16, 2007, the EEOC adopted the findings of the State of Montana and dismissed Mr. Roden’s case as well. On April 2, 2007, Mr. Roden filed a complaint in the Thirteenth Judicial District Court of Yellowstone County, Montana. We removed the case to the U.S. District Court of Montana Billings Division. Discovery is closed. On August 15, 2008, we filed a motion for summary judgment. Plaintiff’s response to our motion was due on December 12, 2008. Trial was set for March 9, 2009. On December 11, 2008, this case was settled within the limits of our self-insured retention.
Securities and Exchange Commission (“SEC”) Investigation
     The SEC is conducting an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. Although we have fully cooperated with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC determines that we violated federal securities laws, we may face sanctions, including monetary penalties and injunctive relief. In addition, we are incurring legal costs for our company as well as a result of reimbursement obligations for several of our current and former officers. We continue to be in discussions with the SEC and intend to continue to cooperate fully with the SEC. On May 8, 2008, we received notice that it is the intent of the Division of Enforcement Staff of the SEC to recommend that the SEC authorize administrative cease-and-desist proceedings against us to prohibit any future violations of the periodic reporting, record keeping, and internal controls provisions of the federal securities laws. The Staff is not recommending the imposition of any monetary sanctions or remedies against us. The purported violations arose from accounting adjustments made by us for fiscal 2002 and the first three quarters of fiscal 2003, which resulted in our restatement of our 2002 quarterly and fiscal year-end financial statements, and our quarterly report for the period ended January 31, 2003. We filed our Wells submission with the SEC on May 8, 2008. We do not believe that the Staff’s current recommendation, if ultimately authorized by the SEC, will have any material impact on our financial position.
Bureau of Alcohol, Tobacco, Firearms & Explosives (“BATF”) Audit
     The BATF is asserting various violations by us of the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These asserted violations relate to inventory, record keeping, and reporting obligations. The BATF has significant authority, including the authority to revoke our firearm importer and manufacturer licenses for willful violations. We are cooperating fully with the BATF to resolve compliance issues that have been raised.
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
     We had reserves of $621,000 as of October 31, 2008 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our currently identified environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
     Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102 million in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, to be applied to environmental remediation and environmental claims at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the sellers. We are currently working on a remediation action plan with the sellers in order to remediate the environmental contamination found at the site. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered four former executives at October 31, 2008. Benefits under this plan are paid monthly (currently monthly benefit is $3,063 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of October 31, 2008, $681,238 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 3.98% and the remaining months of commitment or in the case of the current executive, the expected retirement date. Estimated future benefit payments by fiscal year are as follows: 2009 — $73,511, 2010 — $125,581, 2011 — $110,267, 2012 — $110,267, 2013 — $110,267, and thereafter — $251,163.
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
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,808,986 as of October 31, 2008, with a workers’ compensation bond for self insurance of $3,500,000 making up the majority of this amount.
(15) Fair Value Measurements
     Effective May 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until May 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
     Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2008 and 2007
     Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	October 31,	Active Markets	Observable Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Cash and short term deposits	$2,850,001	$2,850,001	$—

Total assets	$2,850,001	$2,850,001	$—

Liabilities:
Forward hedging contracts	$770,324	$770,324	$—

Total liabilities	$770,324	$770,324	$—

(16) Recent Accounting Pronouncements
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.
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
For the Six Months Ended October 31, 2008 and 2007
periods beginning after November 15, 2008, with early application encouraged. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.
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
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on May 1, 2008. The adoption of SFAS No. 157 did not have any impact on our financial position, results of operations, or cash flows. For further information about the adoption of the required provisions of SFAS No. 157, see Note 15.
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
     SFAS No. 159 was effective for fiscal years beginning after November 2007. We did not elect to measure any items at fair value other than those that had already been recorded as such. Therefore, the adoption of SFAS No. 159 did not have any impact on our financial position, results of operations, or cash flows.
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of these provisions did not have any impact on our consolidated financial statements.

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
Second Quarter Fiscal 2009 Highlights
     During the three months ended October 31, 2008, we determined that the goodwill and long-lived assets related to our acquisition of Thompson/Center Arms were impaired due to severe economic and market conditions that appear to be continuing and other factors. Based on this determination under SFAS 142 and SFAS 144, we recorded an impairment charge of $98.2 million, less related deferred tax liabilities of $21.8 million, yielding a $76.5 million adverse impact to after-tax profits.
     Net product sales for the three months ended October 31, 2008 were $72.7 million, a $2.0 million, or 2.8%, increase over net product sales of $70.8 million for the three months ended October 31, 2007. Firearm sales, our core business, increased for the three months by $1.7 million, or 2.6%, over the three months ended October 31, 2007. Within the firearm category, pistol sales grew by 40.3%, driven by continued consumer market and law enforcement adoption of the M&P polymer product line and strong demand for the Sigma pistol series. Walther products grew by 6.9% based largely on strong demand for the PPS pistol, which was introduced in fiscal 2008. Demand for tactical rifles was strong, with sales increasing by 308.3% in the quarter.
     We believe the distributor inventory correction and cautious purchasing for the 2008 hunting season relative to long guns continued into the second quarter. Our black powder products continue to be particularly affected, with net sales off by 44.6%. The impact was also felt in black powder accessories, which decreased by $723,000, or 14.6%, in the quarter. Shotgun sales declined by $766,000, or 93.0%, for the quarter. Last year we began our initial shipments of this new product line. The shotgun market was soft during last year’s hunting season, particularly for the fixed action and semi-auto categories, the two segments that we entered in fiscal 2008.
     Gross profit as a percentage of net revenue was 27.3% for the three months ended October 31, 2008 compared with 32.3% for the three months ended October 31, 2007. The decline in gross profit and the lower gross margin was primarily attributable to lower hunting product revenue. In light of the lower activity, we reduced production levels, and we instituted an 80 person reduction in force at our Rochester, New Hampshire facility on September 25, 2008. The lower production levels resulted in underutilization of capacity leading to fixed costs not being absorbed into inventory. In addition, the product mix within our long gun line had an unfavorable impact on gross margin as lower priced product performed better than premium priced product. Finally, we incurred about $1.6 million in promotion costs in the quarter compared with no such costs in the second quarter of last year.
     Net loss for the three months ended October 31, 2008 was approximately $76.2 million, or $1.62 per fully diluted share, compared with income of $2.9 million, or $0.07 per fully diluted share, for the three months ended October 31, 2007.
     Net product sales for the six months ended October 31, 2008 were $150.8 million, a $5.6 million, or 3.8%, increase over net product sales of $145.2 million for the six months ended October 31, 2007. Firearm sales increased for the six months by $4.7 million, or 3.5%, over the six months ended October 31, 2007. Within the firearm category, pistol sales grew by 27.8%, driven by the M&P and Sigma polymer product lines. Walther products grew by 13.1%. Tactical rifles significantly outperformed last year at $13.6 million, or 106.9%, above the six months ended October 31, 2007.
     Offsetting the positive results in pistols and tactical rifles was the performance in hunting products. Sales of our black powder products were below last year by 42.7%, with sales of black powder accessories down by 16.2%. Shotgun sales declined by $1.7 million, or 90.9%, for the half year.
     Gross profit as a percentage of net revenue was 29.9% for the six months ended October 31, 2008 compared with 34.4% for the six months ended October 31, 2007. In addition to the impact of weak sales in the high-margin black powder product line during the first half of fiscal 2009, lower production levels and a one week unplanned shutdown at the Rochester, New Hampshire facility resulted in underutilization of capacity leading to fixed costs not being absorbed into inventory. We also incurred a total of approximately $2.5 million in promotion costs in the six month period compared with no such costs in the first half of last year.
     Net loss for the six months ended October 31, 2008 was $74.0 million, or $1.60 per fully diluted share, compared with income of $7.6 million, or $0.18 per fully diluted share, for the six months ended October 31, 2007. As noted above, the net loss for the six months ended October 31, 2008 included an impairment charge related to goodwill and other long-lived assets totaling $98.2 million, less related deferred tax liabilities of $21.8 million, yielding a $76.5 million adverse impact to after-tax profits.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Revolvers	$13,697,053	$13,897,602	$(200,549)	-1.4%
Pistols	18,518,136	13,195,407	5,322,729	40.3%
Walther	6,814,053	6,375,329	438,724	6.9%
Hunting Rifles	11,515,344	19,371,253	(7,855,909)	-40.6%
Tactical Rifles	8,654,385	2,119,503	6,534,882	308.3%
Shotguns	57,351	822,915	(765,564)	-93.0%
Premium Products	3,564,020	3,731,651	(167,631)	-4.5%
Parts & Accessories	4,709,300	6,287,318	(1,578,018)	-25.1%

Total Firearms	67,529,642	65,800,978	1,728,664	2.6%
Handcuffs	2,006,936	1,593,250	413,686	26.0%
Specialty Services	1,611,114	1,712,878	(101,764)	-5.9%
Other	1,581,430	1,668,570	(87,140)	-5.2%

Non-Firearms	5,199,480	4,974,698	224,782	4.5%

Total	$72,729,122	$70,775,676	$1,953,446	2.8%

     We recorded net product and services sales of $72,729,122 for the three months ended October 31, 2008, an increase of $1,953,446, or 2.8%, over the three months ended October 31, 2007. Firearm sales increased by $1,728,664, or 2.6%, over the comparable three months last year, primarily as a result of the strong sales in several pistol product lines and strong sales of tactical rifles. Non-firearm sales for the three months ended October 31, 2008 increased by $224,782, or 4.5%, over the three months ended October 31, 2007, resulting from increased handcuff sales, primarily in fulfillment of several international orders.
     Revolver sales were $13,697,053 for the three months ended October 31, 2008, a $200,549, or 1.4%, decrease from the three months ended October 31, 2007. Unit sales of revolvers were slightly higher than the comparable quarter last year. The decline in dollars was attributable to a mix shift from high-end hunting revolvers and promotional programs. In addition, fiscal 2008 included a large international order to Japan causing the current year quarter to appear unfavorable in comparison. Domestic revolver sales are ahead of the prior year comparable quarter by 13.2%. The revolver order backlog was $3,306,376 at October 31, 2008.
     Pistol sales of $18,518,136 were $5,322,729, or 40.3%, higher for the three months ended October 31, 2008 than for the three months ended October 31, 2007. Both the Sigma (at 77.2%) and the M&P (at 44.9%) showed significant increases over the comparable quarter last year. The second quarter results included 7,500 M&P 9mm’s shipped to Iraq for distribution to Iraqi military and security forces. Our M&P polymer pistol won over 80% of the test and evaluations in which we participated. The pistol order backlog was $4,455,719 at October 31, 2008.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales increased by $438,724, or 6.9%, for the three months ended October 31, 2008 over the three months ended October 31, 2007. Walther sales for the quarter were boosted by higher sales of the PPS pistol which was introduced in fiscal 2008, but were partially offset by reduced export sales due to the prior year containing a large order to Thailand in the second quarter. The Walther product order backlog was $3,679,440 at October 31, 2008.
     Hunting rifle sales were $11,515,344 for the three months ended October 31, 2008, a $7,855,909, or 40.6%, decrease from the three months ended October 31, 2007. The distributor inventory correction that began in mid-fiscal 2008 and cautious purchases for the 2008 hunting season continued to affect this product line. The hunting rifle order backlog was $1,407,034 at October 31, 2008.
     Sales of our M&P 15 rifles were $8,654,385 for the three months ended October 31, 2008, a $6,534,882, or 308.3%, increase over the three months ended October 31, 2007. M&P 15 sales were helped by a consumer promotion as well as what appears to have been speculation on the outcome of the presidential election. On the law enforcement side, 204 police and security agencies to date have either selected the M&P 15 or approved the M&P 15 for on-duty use. The backlog for tactical rifles was $5,988,418 at October 31, 2008.
     We began shipments of our fixed-action and semi-automatic shotguns in April 2007. The shotgun market was especially weak during the fall 2007 hunting season, particularly in these categories. Sales of shotguns for the three months ended October 31, 2008 were $57,351, a $765,564, or 93.0%, decrease from the three months ended October 31, 2007. The shotgun order backlog was $21,900 at October 31, 2008.
     Premium Products, which includes our Performance Center and Engraving services, decreased by $167,631, or 4.5%, for the three months ended October 31, 2008 to $3,564,020 from the three months ended October 31, 2007. Premium Products had an order backlog of $690,197 at October 31, 2008.
     The decrease in parts and accessories sales from $6,287,318 for the three months ended October 31, 2007 to $4,709,300 for the three months ended October 31, 2008 correlated to the decline in demand for hunting rifles. The second quarter of fiscal 2008 also included a significant order for replacement parts to Afghanistan for Sigma pistols that were shipped in fiscal 2007.
     Sales through our sporting goods distribution channel were approximately $57,584,000 for the three months ended October 31, 2008, an increase of 3.2% over the comparable quarter last year. Law enforcement sales and federal government sales were approximately $7,600,000, a 13.0% increase over the three months ended October 31, 2007. International sales for the three months ended October 31, 2008 of $7,544,000 were down 8.2% from the comparable quarter last year with a shipment to Iraq in the current fiscal quarter not fully making up for the timing on large shipments to Thailand and Japan during the comparable quarter in fiscal 2008.
The following table sets forth certain information relating to net product and services sales for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Revolvers	$33,935,030	$33,466,527	$468,503	1.4%
Pistols	39,289,445	30,740,502	8,548,943	27.8%
Walther	13,884,744	12,272,127	1,612,617	13.1%
Hunting Rifles	23,585,323	32,999,441	(9,414,118)	-28.5%
Tactical Rifles	13,596,915	6,571,411	7,025,504	106.9%
Shotguns	169,293	1,856,311	(1,687,018)	-90.9%
Premium Products	7,880,919	7,344,814	536,105	7.3%
Parts & Accessories	8,285,499	10,671,978	(2,386,479)	-22.4%

Total Firearms	140,627,168	135,923,111	4,704,057	3.5%
Handcuffs	3,739,378	3,011,895	727,483	24.2%
Specialty Services	3,443,479	3,417,073	26,406	0.8%
Other	2,952,028	2,835,305	116,723	4.1%

Non-Firearms	10,134,885	9,264,273	870,612	9.4%

Total	$150,762,053	$145,187,384	$5,574,669	3.8%

     We recorded net product and services sales of $150,762,053 for the six months ended October 31, 2008, an increase of $5,574,669, or 3.8%, over the six months ended October 31, 2007. Firearm sales increased by $4,704,057, or 3.5%, over the comparable six months last year, primarily as a result of the strong sales in several pistol product lines and sales of tactical rifles. Non-firearm sales for the six months ended October 31, 2008 increased by $870,612, or 9.4%, over the six months ended October 31, 2007, resulting from increased handcuff sales, primarily in the fulfillment of international orders.
     Revolver sales were $33,935,030 for the six months ended October 31, 2008, a $468,503, or 1.4%, increase over the six months ended October 31, 2007. Slightly higher unit sales and price increases were partially offset by unfavorable mix due to lower large frames revolver sales.
     Pistol sales of $39,289,445 were $8,548,943, or 27.8%, higher for the six months ended October 31, 2008 than for the six months ended October 31, 2007. Both the Sigma (at 58.1%) and the M&P (at 35.5%) showed significant increases over the comparable period last year.
     Walther firearms sales increased by $1,612,617, or 13.1%, for the six months ended October 31, 2008 over the six months ended October 31, 2007. Walther sales for the year reflect strong sales on the PPS pistol, but were partially offset by reduced export sales.
     Hunting rifle sales were $23,585,323 for the six months ended October 31, 2008, a $9,414,118, or 28.5%, decrease from the six months ended October 31, 2007. The 2007 fall hunting season was weak, and the current season does not appear to be any stronger.
     Sales of our M&P 15 rifles were $13,596,915 for the six months ended October 31, 2008, a $7,025,504, or 106.9%, increase over the six months ended October 31, 2007. It appears that political concerns may have temporarily spurred the tactical rifle market and that, combined with a consumer promotion, caused sales of the M&P 15 rifle to increase in the second quarter.
     Sales of shotguns for the six months ended October 31, 2008 were $169,293, a $1,687,018, or 90.9%, decrease from the six months ended October 31, 2007.
     Premium Products increased by $536,105, or 7.3%, for the six months ended October 31, 2008 to $7,880,919 over the six months ended October 31, 2007.
     The decrease in parts and accessories sales from $10,671,978 for the six months ended October 31, 2007 to $8,285,499 for the six months ended October 31, 2008 correlated to the decline in demand for hunting rifles and a large part order for Afghanistan in fiscal 2008 that did not recur in fiscal 2009.
     Sales through our sporting goods distribution channel were approximately $122,371,000 for the six months ended October 31, 2008, an increase of 1.6% over the comparable quarter last year. Law enforcement sales and federal government sales were approximately $14,026,000, a 15.0% increase over the six months ended October 31, 2007. International sales for the six months ended October 31, 2008 of $14,363,000 were up 14.5% from the comparable period last year.
Licensing Revenue
     The following table sets forth certain information relating to licensing revenue for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Licensing revenue	$497,561	$620,614	$(123,053)	-19.8%

     Licensing revenue for the three months ended October 31, 2008 decreased by $123,053, or 19.8%, from the three months ended October 31, 2007. During the three months ended October 31, 2008, there were two new licensing agreements entered into and there was one terminated agreement with an existing licensee.
     The following table sets forth certain information relating to licensing revenue for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Licensing revenue	$944,149	$1,050,454	$(106,305)	-10.1%
     Licensing revenue for the six months ended October 31, 2008 decreased by $106,305, or 10.1%, from the six months ended October 31, 2007.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Cost of revenue	$53,259,126	$48,318,050	$4,941,076	10.2%
% of net revenue	72.7%	67.7%
Gross profit	19,967,557	23,078,240	$(3,110,683)	-13.5%
% of net revenue	27.3%	32.3%
     Gross profit for the three months ended October 31, 2008 decreased by $3,110,683, or 13.5%, from the three months ended October 31, 2007. Sales of hunting products continued to be weak with black powder products and related accessories significantly impacted. In order to prevent a significant inventory build, we reduced our production levels and implemented an 80 person reduction in force at our Rochester, New Hampshire facility that also resulted in underutilized capacity and fixed overhead not being fully absorbed into inventory. In addition, in order to spur sales in the weak economy, we incurred an additional $1,605,649 of promotion costs in the second quarter of fiscal 2009 that was not incurred during the comparable period in fiscal 2008.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 32.3% for the three months ended October 31, 2007 to 27.3% for the three months ended October 31, 2008.
     The following table sets forth certain information regarding cost of revenue and gross profit for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Cost of revenue	$106,362,569	$95,950,812	$10,411,757	10.9%
% of net revenue	70.1%	65.6%
Gross profit	45,343,633	50,287,026	$(4,943,393)	-9.8%
% of net revenue	29.9%	34.4%
     Gross profit for the six months ended October 31, 2008 decreased by $4,943,393, or 9.8%, from the six months ended October 31, 2007. Black powder products, the largest contributor to production volume in our Rochester, New Hampshire plant, were below last year by 42.7%. A one-week unplanned shutdown in Rochester, New Hampshire, as well as reduced production rates, resulted in underutilized capacity and fixed overhead not being fully absorbed into inventory. In addition, increased capital spending over the last several years increased depreciation expense by $681,905 over the first half of fiscal 2008. Promotion costs were $2,486,734 for the six months ended October 31, 2008 compared with no such costs for the six months ended October 31, 2007.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 34.4% for the six months ended October 31, 2007 to 29.9% for the six months ended October 31, 2008.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Research and development	$617,071	$476,468	$140,603	29.5%
Sales and marketing	7,375,909	7,223,154	152,755	2.1%
General and administrative	9,259,933	8,845,011	414,922	4.7%
Impairment of long-lived assets	98,243,188	—	98,243,188	100.0%

Operating expenses	$115,496,101	$16,544,633	$98,951,468	598.1%
% of net revenue	157.7%	23.2%
     During the three months ended October 31, 2008, due to serious, unfavorable, and recurring economic and market conditions and other factors that had an adverse affect on the hunting market, it became apparent that goodwill and other long-lived assets related to our investment in Thompson/Center Arms were significantly impaired. We conducted a review of the reporting unit related to this product line and determined that the fair value as defined in SFAS 142 and SFAS 144 was lower than book value, requiring us to record an impairment charge of $98,243,188. Excluding the impact of the impairment of long-lived assets, operating expenses for the three months ended October 31, 2008 increased by $708,280, or 4.3%, over the three months ended October 31, 2007. General and administrative expense increased $414,922, or 4.7%. The three months ended October 31, 2007 included a reduction of management incentive in the amount of $723,695 and an increase to stock-based compensation expense of $1,004,130 to amortize RSUs on an accelerated method rather than the straight-line method. Excluding these two adjustments, general and administrative expenses increased $695,357, primarily as a result of $310,080 in higher bad debt reserves, $271,712 in higher compensation expense, $102,984 in higher professional fees, and $69,709 in higher depreciation. It should also be noted that stock-based compensation expense was only $159,269 lower than in the prior year comparable quarter in spite of a $493,084 reduction in expense related to the cancellation of 53,334 performance-based RSUs for our CEO. The benefit of the RSU cancellation was masked by the increase in cost associated with additional options granted in the current year, including options granted to the new CFO. Sales and marketing expenses increased by $152,755 as a result of $158,677 in increased consulting expenses. Research and development, which includes personnel-related costs as well as consulting and testing costs, increased $140,603, primarily as a result of an engineering focus on new product development.
     Operating expenses, excluding the impairment charge, as a percentage of net product and services sales and license revenue, increased by 0.4% to 23.6% for the three months ended October 31, 2008 over the three months ended October 31, 2007.
     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Research and development	$1,392,034	$889,005	$503,029	56.6%
Sales and marketing	15,079,115	13,873,600	1,205,515	8.7%
General and administrative	19,908,954	19,181,882	727,072	3.8%
Impairment of long-lived assets	98,243,188	—	98,243,188	100.0%

Operating expenses	$134,623,291	$33,944,487	$100,678,804	296.6%
% of net revenue	88.7%	23.2%
     Excluding the impact of the impairment charge noted above, operating expenses for the six months ended October 31, 2008 increased by $2,435,616, or 7.2%, over the six months ended October 31, 2007. General and administrative expense increased $727,072, or 3.8%. The six months ended October 31, 2007 included an increase to stock-based compensation expense of $1,004,130 to amortize RSUs on an accelerated method rather than the straight-line method. Excluding this adjustment, general and administrative expenses increased $1,731,202, primarily as a result of $627,316 in higher bad debt reserves, $425,908 in higher compensation expense, $246,782 in higher professional fees, $99,148 in higher profit sharing, $166,377 in higher depreciation, $99,832 in higher stock-based compensation and $49,205 in higher amortization. As noted above, stock-based compensation was higher than in the prior year comparable six months in spite of the cancellation of the CEO’s RSUs because of an increase in cost associated with additional options granted in the current year, including options granted to the new CFO. Sales and marketing expenses increased by $1,205,515 as a result of $668,888 in higher advertising, $166,897 in higher sales samples, and $150,043 in increased consulting. Research and development increased $503,029 primarily as a result of an engineering focus on new product development.
     Operating expenses, excluding the impairment charge, as a percentage of net product and services sales and license revenue, increased by 0.8% to 24.0% for the six months ended October 31, 2008 compared with the six months ended October 31, 2007.
Income/Loss from Operations
     The following table sets forth certain information regarding income from operations for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income/(loss) from operations	$(95,528,544)	$6,533,607	$(102,062,151)	-1562.1%
% of net revenue	-130.5%	9.2%
     Loss from operations was $95,528,544 for the three months ended October 31, 2008. Excluding the impact of the impairment of long-lived assets, income from operations would have been $2,714,644, a $3,818,963, or 58.5%, decrease from operating income of $6,533,607 for the three months ended October 31, 2007. The decrease was due to the impairment charge recorded during the quarter as well as lower gross margins associated with unfavorable absorption and product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses.
     The following table sets forth certain information regarding income from operations for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income/(loss) from operations	$(89,279,658)	$16,342,539	$(105,622,197)	-646.3%
% of net revenue	-58.9%	11.2%
     Loss from operations was $89,279,658 for the six months ended October 31, 2008. Excluding the impact of the impairment of long-lived assets, income from operations would have been $8,963,530, a $7,379,009, or 45.2%, decrease from operating income of $16,342,539 for the six months ended October 31, 2007. The decrease was due to the impairment charge recorded during the fiscal year as well as lower gross margins associated with unfavorable absorption and product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Other income/(expense)	$(926,531)	$213,419	$(1,139,950)	-534.1%
     Other expense totaled $926,531 for the three months ended October 31, 2008 compared with other income of $213,419 for the three months ended October 31, 2007. Included in other expenses for the current period were $928,716 of foreign exchange losses, much of which were unrealized, related to euro foreign exchange contracts to purchase inventory from Walther. In the comparable period last year, foreign exchange activity resulted in a $36,641 gain. In addition, in fiscal 2008, we recognized $97,261 in favorable valuation adjustments related to the Thompson/Center Arms pension plan and $66,522 from the liquidation of our investment in a captive insurance group that Thompson/Center Arms had participated in prior to the acquisition.
     The following table sets forth certain information regarding other income/(expense) for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Other income/(expense)	$(1,566,883)	$176,253	$(1,743,136)	-989.0%
     Other expense totaled $1,566,883 for the six months ended October 31, 2008 compared with other income of $176,253 for the six months ended October 31, 2007. Included in other expenses for the current period were $1,553,711 of foreign exchange losses, $867,386 of which were unrealized, related to euro foreign exchange contracts to purchase inventory from Walther. In the comparable period last year, foreign exchange activity resulted in a $27,464 loss. In addition, in fiscal 2008, we recognized $97,261 in favorable valuation adjustments related to the Thompson/Center Arms pension plan and $66,522 from the liquidation of our investment in a captive insurance group that Thompson/Center Arms had participated in prior to the acquisition.
Interest Income
     The following table sets forth certain information regarding interest income for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest income	$128,733	$9,189	$119,544	1300.9%
     Interest income of $128,733 for the three months ended October 31, 2008 included $98,840 of interest received from the Internal Revenue Service on an outstanding refund claim.
     The following table sets forth certain information regarding interest income for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest income	$186,907	$29,881	$157,026	525.5%
     Interest income of $186,907 for the six months ended October 31, 2008 included $98,840 of interest received from the Internal Revenue Service on an outstanding refund claim and $49,031 of income on our split dollar life insurance policy.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest expense	$1,414,046	$2,082,840	$(668,794)	-32.1%
     Interest expense decreased for the three months ended October 31, 2008 by $668,794 as a result of issuance of 6,250,000 shares of our common stock in May 2008 that enabled us to eliminate our $28.0 million acquisition line of credit as well as to reduce our real estate loan by $4.4 million. In addition, the interest rate on our revolving debt decreased by 3.0% from the comparable period last year. Total debt outstanding at October 31, 2008 was $90,402,434 compared with $127,693,627 at April 30, 2008.
     The following table sets forth certain information regarding interest expense for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Interest expense	$3,465,324	$4,316,809	$(851,485)	-19.7%
     Interest expense decreased for the six months ended October 31, 2008 by $851,485 as a result of issuance of 6,250,000 shares of our common stock in May 2008 that enabled us to eliminate our $28.0 million acquisition line of credit as well as to reduce our real estate loan by $4.4 million. A one-time write off of $485,000 in debt acquisition costs related to the cancellation of the acquisition line of credit was partially offset by $260,000 in interest charges accrued as a result of a required registration statement not becoming effective on a timely basis in the first quarter of fiscal 2008. Variations in the balance of our revolving debt and the reduction in the prime rate account for the remaining reduction in interest expense from the prior year.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income tax expense/(benefit)	$(21,508,928)	$1,731,575	$(23,240,503)	-1342.2%
     Income tax benefit of $21,508,928 for the three months ended October 31, 2008 included a deferred tax adjustment related to the impairment of long-lived assets totaling $21,766,411, without which income tax expense would have been $257,483, a decrease of $1,474,092 from expense of $1,731,575 for the three months ended October 31, 2007 because of the reduction in operating profit.
     The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Income tax expense/(benefit)	$(20,147,173)	$4,599,573	$(24,746,746)	-538.0%
     Income tax benefit of $20,147,173 for the six months ended October 31, 2008 included a deferred tax adjustment related to the impairment of long-lived assets totaling $21,766,411, without which, income tax expense would have been $1,619,238, a decrease of $2,980,335 from expense of $4,599,573 for the six months ended October 31, 2007 because of the reduction in operating profit. The effective rates for the six months ended October 31, 2008 and 2007, excluding the impact of the impairment charge, were 37.26% and 37.29%, respectively. The effective tax rate also excludes the impact of the FIN 48 adjustment (Note 13).
Net Income/(Loss)
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Net income/(loss)	$(76,231,460)	$2,941,800	$(79,173,260)	-2691.3%
Net income/(loss) per share
Basic	$(1.62)	$0.07	$(1.69)	-2318.4%
Diluted	$(1.62)	$0.07	$(1.69)	-2414.3%
     The decrease in net income for the three months ended October 31, 2008 from the three months ended October 31, 2007 resulted from the impairment charge recorded as well as lower gross margins driven by unfavorable absorption and unfavorable product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses. The impairment charge recorded in the period had a $1.62 negative impact on basic and fully diluted earnings per share for the three months ended October 31, 2008.
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Net income/(loss)	$(73,977,785)	$7,632,291	$(81,610,076)	-1069.3%
Net income/(loss) per share
Basic	$(1.60)	$0.19	$(1.79)	-941.1%
Diluted	$(1.60)	$0.18	$(1.78)	-988.9%
     The decrease in net income for the six months ended October 31, 2008 from the six months ended October 31, 2007 resulted from the impairment charge as well as lower gross margins driven by unfavorable absorption and unfavorable product mix in our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses. The impairment charge recorded in the period had a $1.65 negative impact on basic and fully diluted earnings per share for the six months ended October 31, 2008.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2008 and 2007:

	2008	2007	$ Change	% Change
Operating activities	$6,478,250	$(10,176,786)	$16,655,036	-163.7%
Investing activities	(2,985,904)	(8,739,636)	5,753,732	-65.8%
Financing activities	(5,001,201)	15,441,764	(20,442,965)	-132.4%

Total	$(1,508,855)	(3,474,658)	$1,965,803	-56.6%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors require short-term borrowings for operating and investing activities.
     During the six months ended October 31, 2008, cash from operating activities increased $6,478,250 compared with cash used in operating activities of $10,176,786 during the six months ended October 31, 2007. Inventory increased at a much slower pace during the current fiscal year, increasing $6,784,050 versus $19,828,031, a result of a much higher opening balance in fiscal 2009 than in fiscal 2008. Total inventory was $2,093,704 higher as of October 31, 2008 than it was at October 31, 2007. Timing on the payment of the fiscal 2008 profit sharing until November 2008 had a $3,532,438 favorable impact, albeit temporary, to cash from operating activities. Lower income from operations and payments made on outstanding consumer pull programs were more than offset by lower income tax payments, lower profit sharing accruals, lower accrued payroll, and lower non-income tax accruals.
     Cash used for investing activities decreased by $2,985,904 for the six months ended October 31, 2008 compared with $8,739,636 for the six months ended October 31, 2007. Capital spending for the six months ended October 31, 2008 was $2,985,709 compared with $8,661,114 for the six months ended October 31, 2007, a decrease of $5,675,405. We expect to spend approximately $8.0 million on capital expenditures in fiscal 2009, a significant decrease from the $14.0 million spent in fiscal 2008, with major capital expenditures focusing on improving production efficiencies, tooling for new product offerings, and various projects to increase capacity and upgrade manufacturing technology.
     Cash used for financing activities was $5,000,201 for the six months ended October 31, 2008 compared with cash provided by financing activities of $15,441,764 for the six months ended October 31, 2007. In May 2008, we completed an offering of 6,250,000 shares of common stock, which yielded proceeds of $32,045,819 and allowed us to repay $28 million in debt that had been incurred to finance a portion of the Thompson/Center Arms acquisition and $4,367,000 of other term loans. Short-term bank borrowings totaled $1.3 million at October 31, 2008 compared with $11.5 million at October 31, 2007. The decrease was attributable to lower capital spending and the delay in payment of profit sharing. We repaid $5,575,613 of the long-term notes payable to TD Bank, our primary bank, during the six months ended October 31, 2008. As of October 31, 2008, we had $2,850,001 in cash and cash equivalents on hand.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time, following the effectiveness of the registration statement we filed covering the resale of the Notes and the common stock issuable upon conversion of the Notes, that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the Indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.
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
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our financial condition and results of operations.
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
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on May 1, 2008. The adoption of SFAS No. 157 did not have any impact on our financial position, results of operations, or cash flows. For further information about the adoption of the required provisions of SFAS No. 157, see Note 15.
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
     SFAS No. 159 was effective for fiscal years beginning after November 2007. We did not elect to measure any items at fair value other than those that had already been recorded as such. Therefore, the adoption of SFAS No. 159 did not have any impact on our financial position, results of operations, or cash flows.
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of these provisions did not have any impact on our consolidated financial statements.
Restatement/SEC Inquiry
     In August 2003, we amended various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We restated our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. The SEC is conducting an informal inquiry regarding the circumstances surrounding the restatement. We are cooperating fully with the SEC in this inquiry. The inquiry is still ongoing. On May 8, 2008, we received notice that it is the intent of the Division of Enforcement Staff of the SEC to recommend that the SEC authorize administrative cease-and-desist proceedings against us to prohibit any future violations of the periodic reporting, record keeping, and internal controls provisions of the federal securities laws. The Staff is not recommending the imposition of any monetary sanctions or remedies against us. The purported violations arose from accounting adjustments made by us for fiscal 2002 and the first three quarters of fiscal 2003, which resulted in our restatement of our 2002 quarterly and fiscal year-end financial statements, and our quarterly report for the period ended January 31, 2003. We filed our Wells submission with the SEC on May 8, 2008. We do not believe that the Staff’s current recommendation, if ultimately authorized by the SEC, will have any material impact on our financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On September 10, 2008, we purchased seven euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expire on April 30, 2009. As of October 31, 2008, we had six forward contracts outstanding totaling 6.0 million euros. During the three and six months ended October 31, 2008, we experienced a net loss of $99,000 and $4,000, respectively, on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was a liability of approximately $770,000 as of October 31, 2008 versus an asset of $97,000 as of October 31, 2007.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
NEW CASES
     The following cases were filed against us or became reportable during the three months ended October 31, 2008:
     Roger Foltz v. Smith & Wesson Corp., in the United States District Court for the Northern District of Texas. This civil action, filed on April 7, 2008 in the District Court of Dallas County, Texas, alleges that the plaintiff sustained an amputation of a portion of his left index finger on April 8, 2006, while operating a Smith & Wesson Model 460 revolver due to gas escaping from the barrel cylinder gap at the front of the revolver. The plaintiff has asserted an unspecified claim for money damages seeking to recover from the physical pain, mental and emotional anguish, and medical expenses incurred as a result of this incident. We filed an answer to the complaint on May 13, 2008 denying any and all liability to the plaintiff. On May 20, 2008, the matter was removed to the United States District Court for the Northern District of Texas. Mediation was conducted on October 21, 2008. Discovery is ongoing. The trial is scheduled for May 4, 2009.
     Steve J. Bezet v. Smith & Wesson Corp., in the United States District Court for the Middle District of Louisiana. The complaint, filed on October 24, 2008, alleges that the plaintiff sustained personal injuries on February 8, 2008, as a result of the accidental discharge of a Smith & Wesson Model 4006 pistol. The plaintiff seeks damages in the amount of $1,150,000 as compensation for the medical expenses, loss of earning capacity, conscious pain and suffering, and disability allegedly sustained by the plaintiff. The complaint asserts claims for negligence and strict liability. We are in the process of responding to the complaint.
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, and we served the Initial Disclosures pursuant to Rule 26(a) of the Federal Rules of Civil Procedure on September 30, 2008. The case is now in the discovery phase.
     Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. The civil action, filed September 9, 2008, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on September 25, 2006. The plaintiff seeks unspecified money damages against us, the holster manufacturer, the seller of the holster, and the seller of the firearm. The plaintiff claims to have been injured while on duty as a police officer in Granite City, Illinois, when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges that the Walther PPK/S pistol was defective in that the firearm safety mechanisms failed to prevent the pistol from discharging without the trigger being pulled. On October 22, 2008, we filed an answer to the plaintiff’s complaint denying all allegations of liability. The case was removed to the United States District Court for the Southern District of Illinois. The pleadings have closed and the matter is about to enter into the discovery phase of the litigation.
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleges that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges that this incident occurred when the cylinder of the revolver swung up upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserts claims for negligence, strict liability, and breach of warranty. We are in the process of preparing a responsive pleading.
     Edward J. Robinson and Rebecca Robinson v. Apex Oil Company, Smith & Wesson Corp., et al., in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The complaint, filed on July 31, 2008, names us and 28 other corporations as defendants. The plaintiff alleges that each of the 29 defendants were responsible for exposing the plaintiff to benzene-containing products during the time of his employment from 1961 to 2005. As it relates to us, the plaintiff alleges that he was employed as an assembly line worker and machine operator at a plant in Alton, Illinois, operated by us. During the time of his employment, the plaintiff alleges that he was exposed to benzene-containing products in the work place and asserts a negligence claim against us and his other past employers, as well as strict liability claims against the numerous corporations who are alleged to have sold benzene-containing products that were used in the work place. The complaint was served on August 14, 2008. On October 21, 2008, we filed a Motion to Dismiss, which remains pending.
CASES ON APPEAL
     The rulings in the following cases are subject to certain pending appeals:
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. The District of Columbia and nine individual plaintiffs seek an unspecified amount of compensatory and exemplary damages and certain injunctive relief. On December 16, 2002, the Superior Court for the District of Columbia granted defendants’ motion for judgment on the 22 pleadings in its entirety. On January 14, 2003, plaintiffs filed their notice of appeal to the District of Columbia Court of Appeals. The court of appeals issued its decision, which affirmed the dismissal of plaintiffs’ common law negligence and public nuisance claims, but reversed the dismissal of the statutory strict liability count as to the individual plaintiffs. The court also reversed the dismissal of the statutory strict liability count as to the District of Columbia but only to the extent that the District seeks subrogated damages for named individuals for whom it has incurred medical expenses. Plaintiffs and defendants each filed separate petitions for rehearing on May 13, 2004. Oral argument was held before the D.C. Court of Appeals on January 11, 2005. On April 21, 2005, the D.C. Court of

Appeals issued an opinion affirming its earlier decision. On July 20, 2005, defendants filed a Petition for Writ of Certiorari to the United States Supreme Court. On October 3, 2005, the Supreme Court denied defendants’ Petition for Certiorari. On October 26, 2005, we filed our Answer to the Third Amended Complaint. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On November 10, 2005, a status conference was held before Judge Brooke Hedge who set the briefing schedule for defendants’ motion and stayed discovery pending a decision on defendants’ motion. Plaintiff’s opposition to defendants’ motion was filed on December 19, 2005. Defendants’ reply was filed on February 2, 2006. The United States Department of Justice filed its brief defending the constitutionality of the PLCAA on January 30, 2006. Oral argument was held on March 10, 2006. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On June 20, 2006, the plaintiffs filed their notices of appeal. On November 2, 2006, plaintiffs filed their opening briefs. The defendants’ and the governments’ briefs were filed on January 16, 2007. The plaintiffs’ reply was filed on February 28, 2007. Briefing was completed in the D.C. Court of Appeals on March 28, 2007. Oral argument was held on November 20, 2007. On January 10, 2008, the D.C. court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On February 25, 2008, plaintiffs filed a petition for rehearing. On June 9, 2008, the D.C. Court of Appeals denied plaintiffs petition for rehearing. On October 23, 2008, the plaintiffs filed a petition for writ of certiorari to the U.S. Supreme Court. Defendants filed their response to plaintiffs’ petition on November 24, 2008. No hearing has been scheduled to date.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. Plaintiff seeks injunctive relief. Defendants’ Petition for a Writ of Mandamus requiring the recusal of Judge Weinstein was denied by the Second Circuit Court of Appeals on May 21, 2004. On April 8, 2004, the trial court denied plaintiff’s Motion to Strike Defendants’ Jury Demands and granted defendants a Seventh Amendment jury. On April 12, 2004, the trial court denied defendants’ Motion to Dismiss. Our Answer to the Second Amended Complaint was filed on May 17, 2004. On June 14, 2004, the court entered an order releasing certain ATF trace data. On June 22, 2004, defendants filed a Motion to Certify the Court’s Order for Interlocutory Appeal. On July 6, 2004, the court entered an order denying an immediate separate appeal by defendants. On July 16, 2004, ATF filed a petition for Writ of Mandamus in the Second Circuit Court of Appeals, seeking review of Judge Weinstein’s June 14, 2004 order releasing certain trace data. On August 24, 2004, the Second Circuit issued an order denying ATF’s petition for Writ of Mandamus. On September 20, 2004, the court entered a protective order for confidential documents. Depositions of three of our former employees were held in June 2005. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On November 11, 2005, the court stayed the November 28, 2005 trial date. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. The court certified the matter for interlocutory appeal and continued the stay of the litigation pending determination by the Second Circuit as to the applicability of the legislation. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On February 8, 2006, the District Court issued a Rule to Show Cause as to why the case should not be dismissed based on the language of the 2006 Appropriations Act, which provides that ATF trace data shall not be admissible in civil proceedings. A hearing was held before the court on March 3, 2006 to address whether the court has authority to consider the appropriations issue during the pendency of the Second Circuit Appeal. On March 7, 2006, the court issued an order finding that it retains jurisdiction and ordered the parties to submit briefs by April 7, 2006 to address the applicability and constitutionality of the Appropriations Act. On March 7, 2006, the Second Circuit accepted defendants’ appeal and issued a scheduling order. Defendants filed their brief in support of the appeal on May 8, 2006. Plaintiff filed its brief on July 6, 2006. On July 11, 2006, the New York Attorney General filed an amicus brief supporting the City’s cross-appeal and reversal of the portion of the district court’s decision addressing the constitutionality of the PLCAA. On April 27, 2006 during the pendency of the appeal, Judge Weinstein issued an Order holding that the 2006 Appropriations Act did not preclude the admissibility of ATF trace data in this proceeding. On May 11, 2006, defendants filed a petition for permission to file an interlocutory appeal of this order pursuant to 28 U.S.C. § 1292. The Second Circuit elected to stay any decision on whether to accept this interlocutory appeal pending resolution of the PLCAA appeal. Oral argument was held before the Second Circuit on September 21, 2007. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On June 16, 2008, plaintiff filed a petition seeking rehearing before the Second Circuit. On August 20, 2008, the Second Circuit denied plaintiff’s petition for a rehearing. On October 20, 2008, the plaintiff filed a petition for writ of certiorari to the United States Supreme Court.
PENDING CASES
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. Hearing on our motion by the court is scheduled for January 12, 2009.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert state-law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not to confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On March 24, 2008, the parties submitted a joint motion to consolidate these two actions, which was granted by the Court. On April 22, 2008, the plaintiffs filed their Consolidated Derivative Complaint, which sets forth substantially the same allegations as the original complaints. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. Thereafter, the parties agreed on July 8, 2008 that the individual defendants’ motions to dismiss are stayed until such time as our motion to dismiss is resolved by the court. On July 11, 2008, Plaintiffs served their opposition to our motion. We filed our reply to that opposition on August 4, 2008. Our motion to dismiss was heard by the court on October 28, 2008, and determination of the motion is now under advisement by the court.
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
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discretionary review. On September 4, 2008, the seller of the firearm and ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter was set to begin on September 8, 2008. However, the trial was ultimately continued to allow the Court to resolve certain pre-trial issues, including the admissibility of evidence of an ammunition failure as the cause for this incident. A pre-trial conference was held December 9, 2008, at which time a trial was scheduled for September 2009.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. On October 7, 2008, the court granted leave to the plaintiff to file a second amended complaint. Expert discovery is ongoing. Trial is not yet scheduled.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al. in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center Arms, us, and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that we are not a proper party and no answer is currently required. Should it be determined that we are a proper party, we will have 30 days to file an answer. Discovery is ongoing. Trial is scheduled to begin on June 9, 2009.
CASES DISMISSED OR RESOLVED
     Donald J. Roden v. Smith & Wesson Holding Corporation, in the United States District Court of Montana Billings Division. Mr. Roden is a former employee who alleges that his termination violated the Montana Wrongful Discharge from Employment Act. On September 4, 2007, the State of Montana Human Rights Bureau found no reasonable cause to believe that discrimination occurred. On October 16, 2007, the EEOC adopted the findings of the State of Montana and dismissed Mr. Roden’s case as well. On April 2, 2007, Mr. Roden filed a complaint in the Thirteenth Judicial District Court of Yellowstone County, Montana. We removed the case to the U.S. District Court of Montana Billings Division. Discovery is closed. On August 15, 2008, we filed a motion for summary judgment. Plaintiff’s response to our motion was due on December 12, 2008. Trial was set for March 9, 2009. On December 11, 2008, this case was settled within the limits of our self-insured retention.
PROTECTION OF LAWFUL COMMERCE IN ARMS ACT
     On October 26, 2005, President George W. Bush signed into law the PLCAA. The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries, or property damage. There have been constitutional and other challenges to the legislation in some of the pending cases, and those issues are currently being adjudicated in the appellate courts. Because the issues continue to be litigated, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on September 15, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A.
     The following directors were elected at the annual meeting:

	Votes in	Votes
Director	Favor	Withheld
Barry M. Monheit	36,079,582	3,340,484
Robert L. Scott	35,970,991	3,449,075
Michael F. Golden	36,100,974	3,319,092
Jeffrey D. Buchanan	36,113,641	3,306,425
John B. Furman	36,118,219	3,301,847
Mitchell A. Saltz	38,682,283	737,783
David M. Stone	36,087,083	3,332,983
I. Marie Wadecki	36,113,860	3,306,206
     The stockholders also ratified the selection of BDO Seidman, LLP as our independent auditor for the fiscal year ending April 30, 2009. This proposal was ratified as 39,029,145 shares voted for, 340,178 shares voted against, and 50,742 shares abstained.

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

Dated: December 15, 2008

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer