Form 10-Q
period 2009-01-31
SMITH & WESSON HOLDING CORP
filed 2009-03-12
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 47,210,026 shares of common stock, par value $0.001, outstanding as of March 1, 2009.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Nine Months Ended January 31, 2009
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2009	April 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,339,717	$4,358,856
Accounts receivable, net of allowance for doubtful accounts of $1,143,573 on January 31, 2009 and $196,949 on April 30, 2008	42,247,648	54,162,936
Inventories	46,107,970	47,159,978
Other current assets	3,594,380	4,724,973
Deferred income taxes	11,232,290	9,947,234
Income tax receivable	—	1,817,509

Total current assets	124,522,005	122,171,486

Property, plant and equipment, net	48,416,315	50,642,953
Intangibles, net	6,083,121	65,500,742
Goodwill	—	41,173,416
Deferred income taxes	949,613	—
Other assets	9,147,322	10,261,975

	$189,118,376	$289,750,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,570,989	$21,995,705
Accrued expenses	15,390,192	16,610,504
Accrued payroll	5,701,886	5,046,446
Accrued income taxes	1,015,354	—
Accrued taxes other than income	2,052,877	1,747,235
Accrued profit sharing	3,550,230	4,035,522
Accrued workers’ compensation	645,000	422,686
Accrued product liability	3,234,063	2,767,024
Accrued warranty	3,422,012	1,691,742
Deferred revenue	197,924	212,552
Current portion of notes payable	3,362,265	8,919,640

Total current liabilities	53,142,792	63,449,056

Deferred income taxes	—	20,216,239

Notes payable, net of current portion	84,215,902	118,773,987

Other non-current liabilities	10,736,247	9,460,761

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 48,407,859 shares issued and 47,207,859 shares outstanding on January 31, 2009 and 41,832,039 shares issued and 40,632,039 shares outstanding on April 30, 2008	48,407	41,831
Additional paid-in capital	88,916,484	54,127,721
Retained earnings/(accumulated deficit)	(41,618,107)	30,004,326
Accumulated other comprehensive income	72,651	72,651
Treasury stock, at cost (1,200,000 common shares)	(6,396,000)	(6,396,000)

Total stockholders’ equity	41,023,435	77,850,529

	$189,118,376	$289,750,572

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended:		For the Nine Months Ended:
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Net product and services sales	$83,160,093	$66,067,310	$233,922,146	$211,254,694
License revenue	552,259	497,171	1,496,408	1,547,625
Cost of products and services sold	62,124,455	49,941,651	168,487,024	145,892,463
Cost of license revenue	—	3,125	—	3,125

Gross profit	21,587,897	16,619,705	66,931,530	66,906,731

Operating expenses:
Research and development	700,455	521,204	2,092,489	1,410,209
Selling and marketing	7,244,038	6,884,341	22,323,153	20,757,941
General and administrative	9,063,784	8,904,196	28,972,738	28,086,078
Impairment of long-lived assets (Note 3)	—	—	98,243,188	—

Total operating expenses	17,008,277	16,309,741	151,631,568	50,254,228

Income/(loss) from operations	4,579,620	309,964	(84,700,038)	16,652,503

Other income/(expense):
Other income/(expense), net	308,377	(729,072)	(1,258,506)	(552,819)
Interest income	25,788	15,091	212,695	44,972
Interest expense	(1,218,819)	(2,354,864)	(4,684,143)	(6,671,673)

Total other expense, net	(884,654)	(3,068,845)	(5,729,954)	(7,179,520)

Income/(loss) before income taxes	3,694,966	(2,758,881)	(90,429,992)	9,472,983
Income tax expense/(benefit)	1,339,614	(951,811)	(18,807,559)	3,647,762

Net income/(loss)/comprehensive income/(loss)	$2,355,352	$(1,807,070)	$(71,622,433)	$5,825,221

Weighted average number of common and common equivalent shares outstanding, basic	47,205,685	40,390,246	46,592,482	40,209,841

Net income/(loss) per share, basic	$0.05	$(0.04)	$(1.54)	$0.14

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	48,091,426	40,390,246	46,592,482	41,877,639

Net income/(loss) per share, diluted (Note 12)	$0.05	$(0.04)	$(1.54)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2009

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity

Balance at April 30, 2008	41,832,039	$41,831	$54,127,721	$30,004,326	$72,651	$(6,396,000)	$77,850,529
Issuance of common stock in connection with an equity offering, net of costs of $2,329,182	6,250,000	6,250	32,039,568				32,045,818
Exercise of employee stock options	19,667	20	45,536				45,556
Disgorgement of profit			3,071				3,071
Stock-based compensation			2,486,792				2,486,792
Book deduction of stock-based compensation in excess of tax deductions			(206,230)				(206,230)
Shares issued under employee stock purchase plan	132,180	132	420,200				420,332
Net loss				(71,622,433)			(71,622,433)
Issuance of common stock under restricted stock unit awards	173,973	174	(174)				—

Balance at January 31, 2009	48,407,859	$48,407	$88,916,484	$(41,618,107)	$72,651	$(6,396,000)	$41,023,435

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31, 2009	January 31, 2008
Cash flows from operating activities:
Net income/(loss)	$(71,622,433)	$5,825,221
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization and depreciation	10,000,909	9,262,230
Loss (gain) on sale of assets	61,572	12,495
Provision for losses on accounts receivable	998,060	138,098
Impairment of long-lived assets	98,243,188	—
Deferred income taxes	(22,450,908)	(2,110,372)
Stock-based compensation expense	2,486,792	3,743,502
Changes in operating assets and liabilities:
Accounts receivable	10,917,228	1,995,628
Inventories	1,052,008	(19,416,848)
Other current assets	1,130,593	(1,354,860)
Income tax receivable/payable	2,832,863	(2,686,712)
Accounts payable	(7,424,716)	(3,731,254)
Accrued payroll	655,440	(3,069,921)
Accrued profit sharing	(485,292)	(3,223,899)
Accrued taxes other than income	305,642	(602,387)
Accrued other expenses	(1,220,312)	4,880,128
Accrued workers’ compensation	222,314	2,564
Accrued product liability	467,039	(20,826)
Accrued warranty	1,730,270	9,388
Other assets	(52,112)	(657,107)
Other non-current liabilities	1,275,486	766,145
Deferred revenue	(14,628)	46,402

Net cash provided/(used) by operating activities	29,109,003	(10,192,385)

Cash flows from investing activities:
Payments for transactional costs related to the acquisition of Thompson/Center Arms Co., Inc.	—	(411,897)
Payments to acquire patents	(24,499)	(45,591)
Proceeds from sale of property and equipment	29,593	6,350
Payments to acquire property and equipment	(4,279,929)	(10,800,585)

Net cash used for investing activities	(4,274,835)	(11,251,723)

Cash flows from financing activities:
Proceeds from loans and notes payable	22,697,821	28,415,456
Debt issue costs — bank debt	(46,394)	(579,620)
Proceeds from issuance of common stock, net of issuance costs	32,045,818	—
Proceeds from disgorgement of profit	3,071	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	465,888	1,548,126
Excess tax (book) deduction of stock-based compensation	(206,230)	2,170,159
Payments on loans and notes payable	(62,813,281)	(10,519,419)

Net cash provided/(used) by financing activities	(7,853,307)	21,034,702

Net increase/(decrease) in cash and cash equivalents	16,980,861	(409,406)
Cash and cash equivalents, beginning of period	4,358,856	4,065,328

Cash and cash equivalents, end of period	$21,339,717	$3,655,922

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,547,287	$5,740,593
Income taxes	2,396,513	6,631,704
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
(1) Basis of Presentation:
     The consolidated balance sheet as of January 31, 2009, the consolidated statements of income for the nine months ended January 31, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2009, and the consolidated statements of cash flows for the nine months ended January 31, 2009 and 2008 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson Center Holding Corporation, was February 1, 2009, a one-day variance to our reported fiscal quarter end of January 31, 2009. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2009 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2008 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2008. The results of operations for the nine months ended January 31, 2009 may not be indicative of the results that may be expected for the year ended April 30, 2009 or any other period.
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
     We were incorporated on June 17, 1991 in the state of Nevada.
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
(3) Significant Accounting Policies
     Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We report revenue net of reimbursable shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, when applicable.
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
     We recognize trademark licensing revenue for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize as revenue non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured.
     Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include allowances for bad debts, discounts, and returns on sales, excess and obsolete inventory, the valuation of goodwill, other intangible assets, and tangible long-lived assets; estimates used in accounting for acquisitions; assumptions used involving share-based payment instruments; and accruals for tax liabilities, warranty, product liability, workers’ compensation, deferred compensation, environmental liability, and medical claims payable. Actual results could differ from those estimates.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
     Accounting for Acquisitions — In accordance with the purchase method of accounting, we determine and record the fair values of assets acquired and liabilities assumed as of the date of the acquisition. We utilize an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. We allocate costs to acquire a business, including transaction costs, to the fair value of net assets acquired. We record as goodwill any excess of the purchase price over the estimated fair value of the net assets acquired.
          Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We have significant long-lived tangible and intangible assets, including goodwill and intangible assets with indefinite lives, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, goodwill, developed technology, customer relationships, patents, and trademarks and tradenames. We amortize all finite-lived intangible assets based upon patterns in which we expect to utilize their economic benefits. The values of intangible assets, with the exception of goodwill and intangible assets with indefinite lives, are initially determined by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:
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
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of the third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two reporting units, one for our Springfield, Massachusetts and Houlton, Maine facilities and a second for our Rochester, New Hampshire facility. Goodwill recorded on our books is associated only with the Rochester, New Hampshire reporting unit as it arose out of our acquisition of Thompson Center Holding Corporation on January 3, 2007. Based on a combination of factors occurring during fiscal 2009, including the current economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit. As a result, we conducted an evaluation of these assets pursuant to SFAS 142. Based on lower order intake in the past several quarters and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173,416 during the three months ended October 31, 2008. See Note 6 — Goodwill.
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, under SFAS 144, we recorded an impairment charge of $57,069,772 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. See Note 7 — Intangible Assets.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
(4) Notes Payable:
     Credit Facility — Pursuant to a credit agreement, dated November 30, 2007 (the “Loan Agreement”), we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and Thompson/Center Arms Company, Inc. (“TCA”), as borrowers, refinanced our existing credit facilities to, among other things, increase our acquisition line of credit to $70 million and consolidate and increase our revolving lines of credit to $40 million. In May 2008, we utilized proceeds from our stock offering to repay the $28.0 million outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485,000 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the loan. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent of our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released security on our intellectual property.
     The credit facility now includes the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40 million, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the Loan Agreement), plus (ii) the lesser of (A) $12 million or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the Loan Agreement), the line of credit provides for availability until November 30, 2012 for working capital needs. The amended revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of January 31, 2009, there was $40.0 million available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have born an interest rate of 3.25% per annum.
     (2) A 49-month, $7.8 million term loan, bearing interest at a rate of 6.23% per annum, of which $5.8 million was outstanding as of January 31, 2009. The monthly payment is $178,647, with the final payment due January 30, 2012.
     (3) An 85-month, $5.5 million term loan, which bears interest at a rate of 6.85% per annum, of which $712,000 was outstanding as of January 31, 2009. The monthly payment is $45,527 through May 31, 2010. In June 2008, we made a $4.4 million payment against this loan, funded partially with proceeds of our stock offering and the rest with cash from operations.
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
     The Loan Agreement contains various covenants, including certain financial covenants, all of which were met as of January 31, 2009.
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
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. We were required to pay $260,000 in additional interest in fiscal 2008 on the Notes as a result of a failure of the required registration statement registering the Notes to become effective on a timely basis.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Finished goods	$19,781,396	$22,312,827
Finished parts	13,369,056	12,715,609
Work in process	7,874,865	6,979,072
Raw material	5,082,653	5,152,470

	$46,107,970	$47,159,978

(6) Goodwill
The changes in the carrying amount of goodwill during the nine months ended January 31, 2009 were as follows:

Balance as of April 30, 2008	$41,173,416
Impairment loss (Note 3)	(41,173,416)

Balance as of January 31, 2009	$—

(7) Intangible Assets
     Intangible assets consisted of the following as of January 31, 2009 and April 30, 2008:

	Historical Value	Impairment (Note 3)	January 31, 2009	April 30, 2008

Developed technology	$7,800,000	$(6,060,000)	$1,740,000	$7,800,000
Customer relationships	46,400,000	(46,400,000)	—	46,400,000
Patents, trademarks, and tradenames	16,589,723	(11,900,000)	4,689,723	16,621,752
Backlog	600,000	—	600,000	600,000

	71,389,723	(64,360,000)	7,029,723	71,421,752
Less: Accumulated amortization	(8,236,830)	7,290,228	(946,602)	(5,921,010)

Total intangible assets	$63,152,893	$(57,069,772)	$6,083,121	$65,500,742

(8) Accrued Expenses:
     Accrued expenses consisted of the following as of January 31, 2009 and April 30, 2008:

	January 31, 2009	April 30, 2008
Accrued rebates and promotions	$1,297,082	$4,092,523
Accrued professional fees	1,636,912	1,624,500
Accrued audit liability	859,514	859,514
Accrued employee benefits	2,980,299	2,618,973
Accrued distributor incentives	4,271,702	2,443,882
Accrued environmental	49,889	67,533
Interest payable	411,313	1,687,608
Accrued utilities	430,397	350,393
Accrued other	3,453,084	2,865,578

	$15,390,192	$16,610,504

(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the nine months ended January 31, 2009 and 2008, advertising expense was approximately $11,447,000 and $10,315,000, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearms products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2009 and 2008 was $3,924,754 and $1,222,656, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the nine months ended January 31, 2009 and 2008:

	Nine Months Ended
	January 31, 2009	January 31, 2008
Beginning Balance	$1,923,433	$1,809,380
Warranties issued and adjustments to provisions	3,924,754	1,222,656
Warranty claims	(1,452,862)	(1,244,236)

Ending Balance	$4,395,325	$1,787,800

     In February 2009, we issued a recall of our Walther PPK and PPK/S handguns manufactured in our Houlton, Maine facility. We estimate that the cost of this recall to be approximately $2.0 million, which is included in the accrued warranty balance. In November 2008, we issued a recall of our i-Bolt bolt-action rifle bolts manufactured in our Springfield, Massachusetts facility. We estimate that the cost of this recall to be approximately $75,000, of which the balance remaining for guns yet to be repaired is included in the accrued warranty balance.
(11) Self-Insurance Reserves:
     As of January 31, 2009 and April 30, 2008, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $12,932,584 and $11,452,185, respectively, of which $6,444,334 and $6,866,603, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $6,353,208 and $4,720,623, respectively, has been included in current liabilities on the accompanying consolidated balance sheets. In addition, a receivable for $135,041 related to excess workers’ compensation insurance has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $9,270,248 and $9,084,490 for the nine months ended January 31, 2009 and 2008, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2009 and April 30, 2008, we had product liability and municipal litigation reserves of $9,215,044 and $8,617,122, respectively, consisting entirely of estimated legal defense costs, of which $5,980,980 and $5,850,098, respectively, has been included in other non-current liabilities, and the remaining amounts of $3,234,063 and $2,767,024, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at January 31, 2009 and April 30, 2008, we had recorded receivables from insurance carriers related to these liabilities of $4,740,932 and $4,664,629, respectively, of which $4,574,629 has been classified as other assets for both periods and the remaining $166,304 and $90,000, respectively, has been classified as other current assets.
(12) Stockholders’ Equity:
Common Stock
     During the nine months ended January 31, 2009, options or warrants were exercised and common stock issued as follows:
     (a) We issued 19,667 shares of common stock having a market value of $104,195 to current and former employees upon the exercise of options granted to them while employees of our company. The purchase price of these shares was $45,556.
     (b) In May 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,045,818. We used the funds received from this offering to reduce certain of our long-term debt obligations (see Note 4).
     (c) In September 2008, we issued 132,180 shares of common stock in connection with our Employee Stock Purchase Plan having a purchase price of $420,332.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
Earnings/(Loss) per Share
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the three months ended January 31, 2009 and 2008:

	For the Three Months Ended January 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$2,355,352	47,205,685	$0.05	$(1,807,070)	40,390,246	$(0.04)
Effect of dilutive stock options and warrants	—	885,741	—	—	—	—

Diluted earnings/(loss)	$2,355,352	48,091,426	$0.05	$(1,807,070)	40,390,246	$(0.04)

     For the three months ended January 31, 2009, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended January 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes and options and warrants to purchase 1,438,774 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per share for the nine months ended January 31, 2009 and 2008:

	For the Nine Months Ended January 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$(71,622,433)	46,592,482	$(1.54)	$5,825,221	40,209,841	$0.14
Effect of dilutive stock options and warrants	—	—	—	—	1,677,798	—

Diluted earnings/(loss)	$(71,622,433)	46,592,482	$(1.54)	$5,825,221	41,887,639	$0.14

     For the nine months ended January 31, 2009, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes and options and warrants to purchase 1,015,267 shares of our common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the nine months ended January 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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
     The following outlines the activity related to the warrants for the periods indicated:

	For the Nine Months Ended January 31,
	2009		2008
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	70,000	$4.36	120,000	$4.36
Warrants exercised during the period	—	—	(50,000)	$4.36

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	1.6 years		2.6 years

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
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
     The number of shares and weighted average exercise prices of options granted under the ISPs and an employee grant outside of the ISPs for the nine months ended January 31, 2009 and 2008 are as follows:

	For the Nine Months Ended January 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,247,262	$3.88	2,576,362	$2.71
Granted during period	598,000	5.42	216,000	15.00
Exercised during period	(19,667)	2.32	(407,435)	2.67
Canceled/forfeited during period	(5,000)	4.55	(6,666)	4.46

Options outstanding, end of period	2,820,595	$4.21	2,378,261	$3.83

Options exercisable, end of period	2,001,926	$3.22	1,748,945	$2.66

A summary of stock options outstanding, vested, and exercisable at January 31, 2009 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31, 2009	Contractual Life	Exercise Price	at January 31, 2009	Exercise Price
Range of Exercise Prices
$0.81 — $1.47	976,500	4.45 years	$1.19	876,500	$1.16
$1.48 — $5.28	1,174,762	6.97 years	3.65	875,093	3.14
$5.29 — $15.00	669,333	8.68 years	9.62	250,333	10.72

$0.81 — $15.00	2,820,595	6.50 years	$4.21	2,001,926	$3.22

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. Offering periods are six months in duration, and the purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. The Board of Directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2009 and 2008, 132,180 and 40,371 shares were purchased under the ESPP, respectively.
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
     The following assumptions were used in valuing our options granted and ESPP purchase rights during the nine-month periods ended January 31, 2009 and 2008:

	For the Nine Months Ended January 31,
	2009	2008
Stock option grants:
Risk-free interest rate	3.93%	4.21%
Expected term	8.80 years	3.0 years
Expected volatility	73.0%	61.7%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	1.49%	4.15%
Expected term	6 months	6 months
Expected volatility	70.2%	48.4%
Dividend yield	0%	0%
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended January 31, 2009 was $4.15. The total stock-based compensation expense related to SFAS 123(R), including stock options, purchased under the employee stock purchase plan, and restricted stock unit awards, was $2,486,792 and $3,743,502 for the nine months ended January 31, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the nine months ended January 31, 2009, we granted 15,000 restricted stock units, or RSUs, to non-employees. During the nine months ended January 31, 2008, we granted 334,500 RSU’s to employees and non-employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years for employees, one year for non-employees). Compensation expense recognized related to grants of RSUs was $757,592 for the nine months ended January 31, 2009. During the nine months ended January 31, 2009, we issued 173,973 shares of common stock under RSUs that had vested during the nine months with a total market value of $889,706. During the nine months ended January, 31, 2009, we cancelled 53,334 performance-based RSUs previously granted to Michael Golden, our President and Chief Executive Officer, as financial targets associated with these RSUs will not be met for the fiscal year ended April 30, 2009. As of January 31, 2009, there was $1,050,976 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.8 years.
Stockholder Rights Plan
     On August 9, 2005, we adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we made a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable to stockholders of record at the close of business on August 26, 2005. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Stock”), at a price of $36.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 25, 2005, as the same may be amended from time to time, between us and Interwest Transfer Company, Inc., as Rights Agent.
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the rights will be evidenced, with respect to any of the common stock certificates outstanding as of the record date, by such common stock certificates together with a copy of a summary describing the Rights. As of January 31, 2009, we have not had any such changes that would have resulted in the execution of the stockholder rights plan.
(13) Income Taxes
          We use an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. During the nine months ended January 31, 2009, we recorded an impairment charge of $98,243,188 related to intangible assets, including $41,173,416 of goodwill. This had the effect of reducing our long-term deferred tax liabilities by $21,766,411. We have treated this transaction as a discrete item and have not included it in our calculation of our expected effective tax rate for the fiscal year.
     We comply with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At January 31, 2009, we had unrecognized tax benefits of approximately $939,000, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at January 31, 2009 was approximately $200,000 of accrued interest and penalties related to uncertain tax positions.
     The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2009, we expect to incur additional interest on outstanding tax accounts, partially offset by the resolution of one state nexus issue. We don’t expect either change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
     With limited exception, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by a number of state and federal tax authorities and anticipate these audits will be completed by the end of fiscal 2010.
(14) Commitments and Contingencies:
Litigation
     We are a co-defendant in various legal proceedings involving product liability claims where allegations have been made that a given product is defective in design or manufacture, or that the warnings sold with the firearm are inadequate. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe in the quality and workmanship of our products and we intend to vigorously defend these claims.
          In addition, we are a co-defendant in legal proceedings brought by the City of Gary, Indiana against numerous firearms manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The city’s complaint seeks money damages, among other things, for the costs of investigating crime, preventing crime, costs of medical care, police and emergency services, and decreases in property values. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. The suit alleges public nuisance, negligent distribution and marketing, and negligent design. We believe that the various allegations as described above are unfounded, and, in addition, that any accidents and any results from them were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). We have filed a Motion to Dismiss the litigation.
     We are also involved in a purported stockholder derivative lawsuit in the U.S. District Court for the District of Nevada. The action was brought by plaintiffs on behalf of our company against certain of our officers and directors. The case has been stayed pending a decision in the shareholder case outlined above.
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
For the Nine Months Ended January 31, 2009 and 2008
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
     On October 26, 2005, former President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (the “PLCAA”). The legislation is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation, by its terms, would result in the dismissal of the various cases against us and preclude similar cases in the future. The legislation does not preclude traditional product liability actions. There have been constitutional and other challenges to the legislation in some of the pending cases. Those challenges have led to conflicting decisions as to the constitutionality or applicability of the legislation. We cannot predict whether judges in existing proceedings will dismiss cases currently pending before them. No adjustments to municipal litigation reserves have been made as a result of the passage of this law.
NEW CASES
     The following cases were filed against us or became reportable during the three months ended January 31, 2009:
     Scott C. Worrall v. Smith & Wesson Corp., et. al., in the Superior Court for the State of Indiana for the County of Vigo. The complaint, filed on January 9, 2009, alleges that plaintiff sustained eye injuries on or about January 9, 2007, while using a Smith & Wesson Model 22A-1 firearm. Plaintiff seeks unspecified damages against us, and the seller of the firearm. The complaint alleges negligence, strict liability, design and manufacturing defects, failure to warn, and breach of warranty. On February 18, 2009, we filed a motion to dismiss plaintiff’s complaint. No decision has issued to date.
PENDING CASES
     City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the PLCAA. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Oral argument was held before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court. Plaintiff’s response to defendants’ petition to transfer to the Indiana Supreme Court was filed. On January 12, 2009, the Indiana Supreme Court denied defendants’ petition to transfer jurisdiction. Trial is not currently scheduled.
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuits brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. A hearing was held on our motion to dismiss on January 12, 2009. No decision has been issued to date.
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discretionary review. On September 4, 2008, the seller of the firearm and ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter was set to begin on September 8, 2008. However, the trial was ultimately continued to allow the Court to resolve certain pre-trial issues, including the admissibility of evidence of an ammunition failure as the cause for this incident. On December 2, 2008, the plaintiff filed a motion to vacate the summary judgment dismissing the ammunition manufacturer defendant from the case. A pre-trial conference was held December 9, 2008. A hearing on the plaintiff’s motion is scheduled for March 30, 2009. Trial is scheduled to begin on September 2, 2009.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to plaintiff’s complaint. Expert discovery is ongoing. Trial is not yet scheduled.
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
     Steve J. Bezet v. Smith & Wesson Corp., in the United States District Court for the Middle District of Louisiana. The complaint, filed on October 24, 2008, alleges that the plaintiff sustained personal injuries on February 8, 2008, as a result of the accidental discharge of a Smith & Wesson Model 4006 pistol. The plaintiff seeks damages in the amount of $1,150,000 as compensation for the medical expenses, loss of earning capacity, conscious pain and suffering, and disability allegedly sustained by the plaintiff. The complaint asserts claims for negligence and strict liability. On December 16, 2008, we filed our motion to dismiss and answer to the plaintiff’s complaint denying all allegations of liability. Discovery is ongoing.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiff’s allegations of liability. Discovery is ongoing. Trial is scheduled for September 28, 2009.
     Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. The civil action, filed September 9, 2008, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on September 25, 2006. The plaintiff seeks unspecified money damages against us, the holster manufacturer, the seller of the holster, and the seller of the firearm. The plaintiff claims to have been injured while on duty as a police officer in Granite City, Illinois, when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges that the Walther PPK/S pistol was defective in that the firearm safety mechanisms failed to prevent the pistol from discharging without the trigger being pulled. On October 22, 2008, we filed an answer to the plaintiff’s complaint denying all allegations of liability. The case was removed to the United States District Court for the Southern District of Illinois. Discovery is ongoing. On February 20, 2009, we announced a recall of Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain of our pistols. At this time, it has not been determined whether the condition that led to the recall affected this particular firearm. Discovery is ongoing. Trial is scheduled for February 16, 2010.
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleges that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges that this incident occurred when the cylinder of the revolver swung up upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserts claims for negligence, strict liability, and breach of warranty. On January 2, 2009, we filed a motion to strike and a partial motion to dismiss certain portions of plaintiff’s complaint. On January 9, 2009 our motion was denied by the court. On February 4, 2009, we filed our answer to plaintiff’s complaint. Discovery is ongoing. Trial is scheduled for March 2, 2010.
CASES DISMISSED OR RESOLVED
     Donald J. Roden v. Smith & Wesson Holding Corporation, in the United States District Court of Montana Billings Division. Mr. Roden is a former employee who alleges that his termination violated the Montana Wrongful Discharge from Employment Act. On December 11, 2008, this case was settled within the limits of our self-insured retention.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al.; Ben Mahnkey v. Smith & Wesson Holding Corp., et al. in the Superior Court for the Commonwealth of Massachusetts, Hampden County. The two cases cited above are purported derivative actions brought by plaintiffs on behalf of our company against certain of our officers and directors. On May 23, 2008, we and the individual defendants moved to dismiss the Consolidated Derivative Complaint. On January 6, 2009, the court granted our motion to dismiss with prejudice. Plaintiff’s deadline to appeal has passed, and no appeal was filed.
     Edward J. Robinson and Rebecca Robinson v. Apex Oil Company, Smith & Wesson Corp., et al., in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The complaint, filed on July 31, 2008, names us and 28 other corporations as defendants. The plaintiff alleges that each of the 29 defendants were responsible for exposing the plaintiff to benzene-containing products during the time of his employment from 1961 to 2005. As it relates to us, the plaintiff alleges that he was employed as an assembly line worker and machine operator at a plant in Alton, Illinois, operated by us. During the time of his employment, the plaintiff alleges that he was exposed to benzene-containing products in the work place and asserts a negligence claim against us and his other past employers, as well as strict liability claims against the numerous corporations who are alleged to have sold benzene-containing products that were used in the work place. The complaint was served on August 14, 2008. On October 21, 2008, we filed a Motion to Dismiss. On January 23, 2009, the plaintiffs voluntarily withdrew their claim against us, without prejudice.
     District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the PLCAA. On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On January 10, 2008, the D.C. Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On October 23, 2008, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court. On March 9, 2009, the United States Supreme Court denied the plaintiff’s petition for certiorari.
     City of New York, et al. v. Arms Technology, Inc., et al., in the United States District Court for the Eastern District of New York. The complaint alleges that the defendants have created, contributed to, and maintained a public nuisance in the city of New York because of their allegedly negligent marketing and distribution practices. On October 26, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On December 2, 2005, the court denied defendants’ Motion to Dismiss finding that PLCAA is inapplicable to the claims brought by plaintiff. On December 13, 2005, defendants filed their appeal to the Second Circuit Court of Appeals. On April 20, 2008, the Second Circuit affirmed the District Court’s decision with respect to the constitutionality of the PLCAA, and reversed as to the denial of defendants’ motion to dismiss on the basis of the claim restricting provisions of the PLCAA. On October 20, 2008, the plaintiff filed a petition for writ of certiorari to the United States Supreme Court. On February 4, 2009, defendants filed their opposition to plaintiff’s petition. On March 9, 2009, the United States Supreme Court denied plaintiffs’ petition for certiorari.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
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
Bureau of Alcohol, Tobacco, Firearms & Explosives (“BATF”) Audit
     The BATF asserted various instances of failure to comply with the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These asserted violations related to inventory, record keeping, and reporting obligations. We resolved the compliance issues raised by BATF, which agreed not to commence or recommend any licensing proceedings against us as a result of any conduct known to it. The resolution included various measures designed to achieve our goal of positioning ourselves at the forefront of industry compliance efforts. In connection with resolving the matter, we agreed, among other things, to maintain an internal compliance department to ensure compliance with all firearms laws; agreed to extra compliance inspections; agreed to continue to work with BATF in following internal compliance processes; and agreed to institute various inventory, record keeping, tracking, and reporting procedures. In addition, we agreed to pay a settlement in the amount of $500,000, payable $200,000 by March 14, 2009 and $150,000 on each of January 14, 2010 and January 14, 2011. As of January 31, 2009, the March payment had been remitted to the BATF with the remaining amounts payable recorded as $150,000 in current liabilities and $150,000 in non-current liabilities.
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
     We had reserves of $601,889 as of January 31, 2009 ($577,000 as non-current) for remediation of the sites referred to above and believe that the time-frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our currently identified environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered four former executives at January 31, 2009. Benefits under this plan are paid monthly (currently monthly benefit is $3,063 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of January 31, 2009, $651,191 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.75% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2009 — $36,756, 2010 — $125,581, 2011 — $110,267, 2012 — $110,267, 2013 — $110,267, and thereafter — $251,163.
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
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,769,467 as of January 31, 2009, with a workers’ compensation bond for self insurance of $3,500,000 making up the majority of this amount.
(15) Fair Value Measurements
     Effective May 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement,” for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until May 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
     Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
     Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2009 and 2008
•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	January 31,	Active Markets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash and short term deposits	$21,339,717	$21,339,717	$—

Total assets	$21,339,717	$21,339,717	$—

Liabilities:
Forward hedging contracts	$356,196	$356,196	$—

Total liabilities	$356,196	$356,196	$—

(16) Recent Accounting Pronouncements
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of SFAS 141R will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may enter into.
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
For the Nine Months Ended January 31, 2009 and 2008
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
     Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2008. This Overview sets forth our key objectives and key performance indicators used by us as well as key industry data tracked by us.
Third Quarter Fiscal 2009 Highlights
     Net product sales for the three months ended January 31, 2009 were $83.2 million, a $17.1 million, or 25.9%, increase over net product sales of $66.1 million for the three months ended January 31, 2008. Firearm sales, our core business, increased for the three months by $16.9 million, or 27.5%, over the three months ended January 31, 2008. Within the firearm category, revolver sales grew 45.4% on strong consumer demand while pistol sales grew by 45.7%, driven by consumer demand for the M&P polymer product line and for the Sigma pistol series. Walther product sales grew by 49.8% based largely on strong demand for the PPS pistol, which was introduced in fiscal 2008. Demand for tactical rifles was strong, with sales increasing by 111.1% in the quarter.
     Hunting product sales continued to be soft in the third fiscal quarter. Our black powder products continued to be particularly affected, with net sales down by 43.0% versus the prior year third fiscal quarter. The impact was also felt in black powder accessory sales, which decreased by $503,000, or 22.9%, in the quarter.
     Gross profit as a percentage of net revenue was 25.8% for the three months ended January 31, 2009 compared with 25.0% for the three months ended January 31, 2008. The increase in gross profit and the higher gross margin was primarily attributable to increased sales in non-hunting categories and lower promotion costs, offset by increased warranty claims and the impact on gross profit margins of reduced volumes in our hunting product lines. In the third quarter of fiscal 2008, we ran numerous promotions totaling approximately $4.7 million in order to spur weak retail sales compared with $3.1 million for the comparable quarter in fiscal 2009. The quarter ended January 31, 2009 included $2.0 million in warranty accruals related to a February 2009 recall of our Walther PPK and PPK/S handguns related to a hammer block issue. The lower production levels at our New Hampshire facility resulted in underutilization of capacity leading to fixed costs not being absorbed into inventory. In addition, the product mix within our long gun products had an unfavorable impact on gross margin as lower priced products with relatively lower gross profit margins performed better than premium priced products. Finally, in light of lower demand for hunting products, we instituted an 81 person reduction in force in September 2008 at our Rochester, New Hampshire facility. As this condition appears to be ongoing for the foreseeable future, we instituted an additional 66 person reduction in force and a 40 person 13-week furlough in the same facility on January 29, 2009, an action which will help us to keep costs down in the coming months until such time that the demand for hunting products returns.
     Net income for the three months ended January 31, 2009 was approximately $2.4 million, or $0.05 per fully diluted share, compared with a net loss of $1.8 million, or $0.04 per fully diluted share, for the three months ended January 31, 2008.
     Net product sales for the nine months ended January 31, 2009 were $233.9 million, a $22.7 million, or 10.7%, increase over net product sales of $211.3 million for the nine months ended January 31, 2008. Firearm sales increased for the nine months by $21.6 million, or 10.9%, over the nine months ended January 31, 2008. Within the firearm category, pistol sales grew by 34.2%, driven by the M&P and Sigma polymer product categories. Walther product sales grew by 25.8%. Tactical rifle sales significantly exceeded last year at $22.4 million, or 108.5%, above the nine months ended January 31, 2008.
     Offsetting the positive results in pistols and tactical rifles was the performance in hunting products. Sales of our black powder products for the nine months were 42.8% below the comparable period last year, with sales of black powder accessories down by 17.6%.
     Gross profit as a percentage of net revenue was 28.4% for the nine months ended January 31, 2009 compared with 31.4% for the nine months ended January 31, 2008. In addition to the impact of weak sales in the high-margin black powder product line during the first half of fiscal 2009, lower production levels and a one week unplanned shutdown at our Rochester, New Hampshire facility resulted in underutilization of capacity, leading to fixed costs not being absorbed into inventory. We also incurred a total of approximately $5.6 million in promotion costs in the nine month period compared with $4.7 million in the comparable period last year.
     In October 2008, we determined that the goodwill and long-lived assets related to our acquisition of Thompson/Center Arms were impaired due to a number of factors, including the severe economic and market conditions that appear to be continuing. Based on this determination under SFAS 142 and SFAS 144, we recorded an impairment charge of $98.2 million, less related deferred tax liabilities of $21.8 million, resulting in a $76.5 million adverse impact to after-tax profits.
     Net loss for the nine months ended January 31, 2009 was $71.6 million, or $1.54 per fully diluted share, compared with net income of $5.8 million, or $0.14 per fully diluted share, for the nine months ended January 31, 2008. The impairment charge had a $1.64 negative impact on basic and fully diluted earnings per share for the nine months ended January 31, 2009.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Revolvers	$22,338,054	$15,365,640	$6,972,414	45.4%
Pistols	24,900,424	17,086,531	7,813,893	45.7%
Walther	9,734,212	6,498,773	3,235,439	49.8%
Tactical Rifles	8,773,525	4,156,629	4,616,896	111.1%
Premium Products	3,281,800	2,986,036	295,764	9.9%
Hunting Firearms	6,677,107	12,456,768	(5,779,661)	-46.4%
Parts & Accessories	2,744,950	2,989,037	(244,087)	-8.2%

Total Firearms	78,450,072	61,539,414	16,910,658	27.5%
Handcuffs	1,447,937	1,354,025	93,912	6.9%
Specialty Services	1,574,373	1,515,545	58,828	3.9%
Other	1,687,711	1,658,326	29,385	1.8%

Non-Firearms	4,710,021	4,527,896	182,125	4.0%

Total	$83,160,093	$66,067,310	$17,092,783	25.9%

     We recorded net product and services sales of $83,160,093 for the three months ended January 31, 2009, an increase of $17,092,783, or 25.9%, over the three months ended January 31, 2008. Firearm sales increased by $16,910,658, or 27.5%, over the comparable three months last year. The increase was primarily due to higher handgun and tactical rifle sales, driven by a significant increase in consumer demand during the third fiscal quarter. For the three months ended January 31, 2009, non-hunting product sales were 50.6% higher than for the comparable period ended January 31, 2008.
     The order backlog at the end of January 2009 was $123,143,381, $95,472,365 higher than at the end of the comparable period last year and $102,805,825 higher than at the end of the previous quarter. The extraordinary increase in backlog is directly related to the increase in consumer demand that we experienced in the third quarter. It is also a result of our existing manufacturing capacity having been planned for demand levels experienced prior to this quarter. At this time, we have limited data by which to determine how long this increase in consumer demand will last. Orders received that have not yet shipped, which constitutes our reported backlog, could be cancelled if demand were to suddenly decrease. Therefore, the backlog numbers provided may not be indicative of future sales.
     Revolver sales were $22,338,054 for the three months ended January 31, 2009, a $6,972,414, or 45.4%, increase over the three months ended January 31, 2008, driven by an extraordinary increase in consumer demand versus a particularly soft third quarter last year.
     Pistol sales of $24,900,424 were $7,813,893, or 45.7%, higher for the three months ended January 31, 2009 compared with the three months ended January 31, 2008. Both the Sigma (at 36.6%) and the M&P (at 77.1%) showed significant increases over the comparable quarter last year. Increased consumer demand and continued growth of the M&P in the law enforcement market, both domestically and internationally, fueled pistol sales.
     We are the exclusive U.S. distributor of Walther firearms. Walther firearms sales of $9,734,212 increased by $3,235,439, or 49.8%, for the three months ended January 31, 2009 over the three months ended January 31, 2008. Walther products also benefited from the increase in consumer demand as well as higher sales of the PPS pistol, which was introduced in fiscal 2008. In February 2009, we announced a recall of the Walther PPK and PPK/S handguns related to a hammer block issue.
     Sales of our M&P 15 rifles were $8,773,525 for the three months ended January 31, 2009, a $4,616,896, or 111.1%, increase over the three months ended January 31, 2008. As indicated earlier, tactical rifle sales have increased substantially driven by the increase in consumer demand. The backlog reflects the increased consumer demand as well as a favorable response to our M&P 15-22 .22 caliber rifle. This product was introduced in January at the SHOT Show, and shipments will commence later this year.
     Premium products, which include our Performance Center and engraving services, increased by $295,764, or 9.9%, for the three months ended January 31, 2009 to $3,281,800 over the three months ended January 31, 2008.
     Hunting firearm sales were $6,677,107 for the three months ended January 31, 2009, a $5,779,661, or 46.4%, decrease from the three months ended January 31, 2008. Market data suggests that black powder products and shotguns have been particularly adversely impacted by the economic downturn.
     The decrease in parts and accessories sales from $2,989,037 for the three months ended January 31, 2008 to $2,744,950 for the three months ended January 31, 2009 correlated to the decline in demand for hunting rifles.
     Sales through our sporting goods distribution channel were approximately $72,013,000 for the three months ended January 31, 2009, an increase of 32.8% over the comparable quarter last year. Excluding hunting products, sporting goods increased 62.4% over the comparable quarter last year. Law enforcement sales and federal government sales were approximately $5,670,000, an 8.7% decrease from the three months ended January 31, 2008 due to a large tactical rifle order in December 2007 that did not recur in the current fiscal year. International sales for the three months ended January 31, 2009 of $5,476,000 decreased by 2.4% from the comparable quarter last year.

     The following table sets forth certain information relating to net product and services sales for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Revolvers	$56,273,084	$48,832,168	$7,440,916	15.2%
Pistols	64,189,869	47,827,033	16,362,836	34.2%
Walther	23,618,955	18,770,900	4,848,055	25.8%
Tactical Rifles	22,370,440	10,728,040	11,642,400	108.5%
Premium Products	11,162,719	10,330,850	831,869	8.1%
Hunting Firearms	30,431,723	47,312,520	(16,880,797)	-35.7%
Parts & Accessories	11,030,450	13,661,016	(2,630,566)	-19.3%

Total Firearms	219,077,240	197,462,527	21,614,713	10.9%
Handcuffs	5,187,316	4,365,919	821,397	18.8%
Specialty Services	5,017,852	4,932,618	85,234	1.7%
Other	4,639,738	4,493,630	146,108	3.3%

Non-Firearms	14,844,906	13,792,167	1,052,739	7.6%

Total	$233,922,146	$211,254,694	$22,667,452	10.7%

     We recorded net product and services sales of $233,922,146 for the nine months ended January 31, 2009, an increase of $22,667,452, or 10.7%, over the nine months ended January 31, 2008. Firearm sales increased by $21,614,713, or 10.9%, over the comparable nine months last year, primarily as a result of higher handgun and tactical rifle sales, partially offset by lower sales of hunting rifles and shotguns. For the nine months ended January 31, 2009, non-hunting product sales were 29.2% higher than for the comparable period ended January 31, 2008. Non-firearm sales for the nine months ended January 31, 2009 increased by $1,052,739, or 7.6%, over the nine months ended January 31, 2008, resulting from increased handcuff sales, primarily in the fulfillment of international orders.
     Revolver sales were $56,273,084 for the nine months ended January 31, 2009, a $7,440,916, or 15.2%, increase over the nine months ended January 31, 2008.
     Pistol sales of $64,189,869 were $16,362,836, or 34.2%, higher for the nine months ended January 31, 2009 than for the nine months ended January 31, 2008. Both the Sigma (at 48.8%) and the M&P (at 48.7%) showed significant increases over the comparable period last year. Our M&P polymer pistol has won over 80% of the test and evaluations in which we participated. First half sales were driven by increased promotional efforts, with the increase in third quarter sales attributable to an increase in consumer demand.
     Walther firearms sales increased by $4,848,055, or 25.8%, for the nine months ended January 31, 2009 over the nine months ended January 31, 2008. Walther sales were higher in the PPK, PPS, and P22 product lines, reflecting a combination of the increased consumer demand and the full impact of the PPS pistol, which was introduced in fiscal 2008.
     Sales of our M&P 15 rifles were $22,370,440 for the nine months ended January 31, 2009, an $11,642,400, or 108.5%, increase over the nine months ended January 31, 2008. On the law enforcement side, 213 police and security agencies to date have either selected the M&P 15 or approved the M&P 15 for on-duty use.
     Premium products sales increased by $831,869, or 8.1%, for the nine months ended January 31, 2009 to $11,162,719 over the nine months ended January 31, 2008.
     Hunting firearm sales were $30,431,723 for the nine months ended January 31, 2009, a $16,880,797, or 35.7%, decrease from the nine months ended January 31, 2008. As indicated earlier, black powder products have been particularly hard hit by the economic downturn.
     The decrease in parts and accessories sales from $13,661,016 for the nine months ended January 31, 2008 to $11,030,450 for the nine months ended January 31, 2009 correlated to the decline in demand for hunting rifles and a large parts order for Afghanistan in fiscal 2008 that did not recur in fiscal 2009.
     Sales through our sporting goods distribution channel were approximately $194,386,000 for the nine months ended January 31, 2009, an increase of 11.3% over the comparable period last year. Excluding hunting products, sporting goods increased 34.4% over the comparable period last year. Law enforcement and federal government sales were approximately $19,696,000, a 7.0% increase over the nine months ended January 31, 2008. International sales for the nine months ended January 31, 2009 of $19,840,000 were up 9.3% from the comparable period last year.

Licensing Revenue
     The following table sets forth certain information relating to licensing revenue for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Licensing revenue	$552,259	$497,171	$55,088	11.1%
     Licensing revenue for the three months ended January 31, 2009 increased by $55,088, or 11.1%, over the three months ended January 31, 2008. During the three months ended January 31, 2009, there were no new licensing agreements entered into and one existing licensee agreement was terminated.
     The following table sets forth certain information relating to licensing revenue for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Licensing revenue	$1,496,408	$1,547,625	$(51,217)	-3.3%
     Licensing revenue for the nine months ended January 31, 2009 decreased by $51,217, or 3.3%, from the nine months ended January 31, 2008.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Cost of revenue	$62,124,455	$49,944,776	$12,179,679	24.4%
% of net revenue	74.2%	75.0%
Gross profit	21,587,897	16,619,705	$4,968,192	29.9%
% of net revenue	25.8%	25.0%
     Gross profit for the three months ended January 31, 2009 increased by $4,968,192, or 29.9%, over the three months ended January 31, 2008. Sales of handguns and tactical rifles were strong, driven by the increase in consumer demand during the quarter, allowing us to reduce promotional costs in the current quarter to $3,137,050, a $1,604,443 decrease from the amount spent in the comparable quarter last year. Offsetting the gains due to the increased commercial demand, sales of hunting products continued to be weak with black powder products and related accessories significantly impacted. In addition, on February 20, 2009, we announced a recall of our Walther PPK and PPK/S handguns, which required us to record a $2.0 million accrual for warranty costs. In order to prevent a significant inventory build-up and to manage our production costs at our Rochester, New Hampshire facility, in September 2008, we implemented an 80 person reduction in force at that facility. In an effort to further control inventory and costs for the remainder of the year, on January 29, 2009, we implemented a 66 person reduction in force and furloughed 40 additional employees for a 13-week period from our New Hampshire facilty. The reduced production levels resulted in underutilized capacity and fixed overhead not being fully absorbed into inventory. Finally, in January 2009, we agreed to pay a $500,000 compensatory settlement to the BATF in resolution of compliance issues previously raised during a BATF audit.
     Gross profit, as a percentage of net product and services sales and license revenue, increased from 25.0% for the three months ended January 31, 2008 to 25.8% for the three months ended January 31, 2009.
     The following table sets forth certain information regarding cost of revenue and gross profit for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Cost of revenue	$168,487,024	$145,895,588	$22,591,436	15.5%
% of net revenue	71.6%	68.6%
Gross profit	66,931,530	66,906,731	$24,799	0.0%
% of net revenue	28.4%	31.4%
     Gross profit for the nine months ended January 31, 2009 increased by $24,799 over the nine months ended January 31, 2008. The impact of the consumer sales increase was almost entirely negated by the impact of significantly lower sales and production volumes of our hunting products and the $2.0 million accrual related to the Walther PPK and PPK/S recall. Sales of black powder products, the largest contributor to production volume at our Rochester, New Hampshire plant, were below last year by 42.8%. Reduced production levels and a reduced number of operating days at our Rochester, New Hampshire plant has resulted in underutilized capacity and fixed overhead not being fully absorbed into inventory. In addition, increased capital spending over the last several years increased depreciation expense by $893,642 for the nine months ended January 31, 2009. In January 2009, we agreed to pay a $500,000 compensatory settlement to the BATF in resolution of compliance issues previously raised during a BATF audit. Promotion costs were $5,623,785 for the nine months ended January 31, 2009 compared with $4,741,483 for the nine months ended January 31, 2008.
     Gross profit, as a percentage of net product and services sales and license revenue, decreased from 31.4% for the nine months ended January 31, 2008 to 28.4% for the nine months ended January 31, 2009.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Research and development	$700,455	$521,204	$179,251	34.4%
Sales and marketing	7,244,038	6,884,341	359,697	5.2%
General and administrative	9,063,784	8,904,196	159,588	1.8%

Operating expenses	$17,008,277	$16,309,741	$698,536	4.3%
% of net revenue	20.3%	24.5%
     Operating expenses for the three months ended January 31, 2009 increased by $698,536, or 4.3%, over the three months ended January 31, 2008. General and administrative expense increased $159,588, or 1.8%, primarily as a result of $1,466,185 in increased profit sharing because of the increased operating income compared with the prior year comparable quarter. In addition to profit sharing, $263,985 in higher bad debt reserves and $396,786 in higher compensation expense were partially offset by $539,106 in lower professional fees (legal and audit) and $909,262 in lower amortization as a result of the impairment in intangible asset value that was recorded in the second quarter of this fiscal year. Sales and marketing expenses increased by $359,697 as a result of $461,821 in increased advertising expenses because of the timing of the SHOT Show which occurred in the third quarter of fiscal 2009 and in the fourth quarter of fiscal 2008, partially offset by $170,243 in lower travel expenses. Research and development, which includes personnel-related costs as well as consulting and testing costs, increased $179,251, primarily as a result of an increased engineering focus on new product development.
     Operating expenses as a percentage of net product and services sales and license revenue decreased by 4.2% to 20.3% for the three months ended January 31, 2009 from the three months ended January 31, 2008 as a result of the increase in sales.
     The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change
Research and development	$2,092,489	$1,410,209	$682,280	48.4%
Sales and marketing	22,323,153	20,757,941	1,565,212	7.5%
General and administrative	28,972,738	28,086,078	886,660	3.2%
Impairment of long-lived assets	98,243,188	—	98,243,188	100.0%

Operating expenses	$151,631,568	$50,254,228	$101,377,340	201.7%
% of net revenue	64.4%	23.6%
     Operating expenses for the nine months ended January 31, 2009 increased by $101,377,340 over the nine months ended January 31, 2008. In October 2008, due to serious, unfavorable, and recurring economic and market conditions and other factors that had an adverse effect on the hunting market, it became apparent that goodwill and other long-lived assets related to our investment in Thompson/Center Arms were significantly impaired. We conducted a review of the reporting unit related to these products and determined that the fair value as defined in SFAS 142 and SFAS 144 was lower than book value, requiring us to record an impairment charge of $98,243,188. Excluding the impact of the impairment charge noted above, operating expenses for the nine months ended January 31, 2009 increased by $3,134,152, or 6.2%, over the nine months ended January 31, 2008. General and administrative expense increased $886,660, or 3.2%. The nine months ended January 31, 2008 included an increase to stock-based compensation expense of $1,004,130 to amortize RSUs on an accelerated method rather than the straight-line method. Excluding this adjustment, general and administrative expenses increased $1,933,156, primarily as a result of $837,863 in higher bad debt reserves, which were increased primarily as a cautionary measure in relation to the worsening economy, $847,123 in higher compensation expense, $1,539,334 in higher profit sharing, and $212,897 in higher depreciation. Offsetting these overages were $252,580 in lower stock-based compensation and $860,058 in lower amortization as a result of the impairment in intangible asset value that was recorded in the second quarter of this fiscal year. Sales and marketing expenses increased by $1,565,212 as a result of $1,130,709 in higher advertising, $207,698 in higher sales samples, and $192,649 in increased consulting. Research and development increased $682,280, primarily as a result of an increased engineering focus on new product development.
     Operating expenses, excluding the impairment charge, as a percentage of net product and services sales and license revenue decreased by 0.9% to 22.7% for the nine months ended January 31, 2009 compared with the nine months ended January 31, 2008 as a result of the increase in sales.

Income/Loss from Operations
     The following table sets forth certain information regarding income from operations for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Income from operations	$4,579,620	$309,964	$4,269,656	1377.5%
% of net revenue	5.5%	0.5%
     Income from operations was $4,579,620 for the three months ended January 31, 2009, a $4,269,656, or 1,377.5%, increase over operating income of $309,964 for the three months ended January 31, 2008. The increase was primarily a function of the increase in sales volume and the corresponding increase in gross margins.
     The following table sets forth certain information regarding income from operations for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Income/(loss) from operations	$(84,700,038)	$16,652,503	$(101,352,541)	-608.6%
% of net revenue	-36.0%	7.8%
     Loss from operations was $84,700,038 for the nine months ended January 31, 2009. Excluding the impact of the impairment of long-lived assets, income from operations would have been $13,543,150, a $3,109,353, or 18.7%, decrease from operating income of $16,652,503 for the nine months ended January 31, 2008. The decrease was due to lower gross margins associated with lower revenue from hunting products along with unfavorable absorption and product mix at our Rochester, New Hampshire facility. It is also affected by increased sales promotion costs and the increase in operating expenses.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Other income/(expense)	$308,377	$(729,072)	$1,037,449	142.3%
     Other income totaled $308,377 for the three months ended January 31, 2009 compared with other expense of $729,449 for the three months ended January 31, 2008. Included in other expenses for the current period were $356,787 of foreign exchange gains, much of which were unrealized, related to euro foreign exchange contracts to purchase inventory from Walther. In the comparable period last year, foreign exchange activity resulted in a $343,016 loss. In addition, in fiscal 2008, we incurred $250,000 related to the settlement of a product liability case.
     The following table sets forth certain information regarding other income/(expense) for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Other income/(expense)	$(1,258,506)	$(552,819)	$(705,687)	127.7%
     Other expense totaled $1,258,506 for the nine months ended January 31, 2009 compared with $552,819 for the nine months ended January 31, 2008. Included in other expenses for the current period were $1,196,923 of foreign exchange losses, $453,258 of which were unrealized, related to euro foreign exchange contracts to purchase inventory from Walther. In the comparable period last year, foreign exchange activity resulted in a $370,479 loss. In addition, in fiscal 2008, we incurred $250,000 related to the settlement of a product liability case, which was partially offset by a $97,261 in favorable valuation adjustments related to the Thompson/Center Arms pension plan and $66,522 from the liquidation of our investment in a captive insurance group in which Thompson/Center Arms had participated prior to the acquisition.
Interest Income
     The following table sets forth certain information regarding interest income for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Interest income	$25,788	$15,091	$10,697	70.9%
     Interest income of $25,788 for the three months ended January 31, 2009 was $10,697 higher than interest income in January 31, 2008.

     The following table sets forth certain information regarding interest income for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Interest income	$212,695	$44,972	$167,723	372.9%
     Interest income of $212,695 for the nine months ended January 31, 2009 included $98,840 of interest received from the Internal Revenue Service on an outstanding refund claim and $49,031 of income on our split dollar life insurance policy.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Interest expense	$1,218,819	$2,354,864	$(1,136,045)	-48.2%
     Interest expense decreased for the three months ended January 31, 2009 by $1,136,045 as a result of issuance of 6,250,000 shares of our common stock in May 2008 that enabled us to repay our $28.0 million acquisition line of credit as well as to reduce our real estate loan by $4.4 million. In addition, cash from operating activities of 29,109,003 for the nine months ended January 31, 2009, allowed us to repay all short term borrowings on the line of credit during the quarter ended January 31, 2009. The interest rate on our revolving debt decreased by 275 basis points from the comparable period last year, as a function of the reduction in the prime rate. Total debt outstanding at January 31, 2009 was $87,578,167 compared with $127,693,627 at April 30, 2008.
     The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Interest expense	$4,684,143	$6,671,673	$(1,987,530)	-29.8%
     Interest expense decreased for the nine months ended January 31, 2009 by $1,987,530 as a result of the common stock issuance noted above and improved cash from operations. A write-off of $485,000 in debt acquisition costs related to the cancellation of the acquisition line of credit was partially offset by $260,000 in interest charges accrued as a result of a required registration statement not becoming effective on a timely basis in the first quarter of fiscal 2008. Variations in the balance of our revolving debt and the reduction in the prime rate account for the remaining reduction in interest expense from the prior year.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Income tax expense/(benefit)	$1,339,614	$(951,811)	$2,291,425	240.7%
     Income tax expense of $1,339,614 for the three months ended January 31, 2009, increased $2,291,425 over income tax benefit of $951,811 for the three months ended January 31, 2008 because of the increase in operating profit.
     The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Income tax expense/(benefit)	$(18,807,559)	$3,647,762	$(22,455,321)	-615.6%
     Income tax benefit of $18,807,559 for the nine months ended January 31, 2009 included a deferred tax adjustment related to the impairment of long-lived assets totaling $21,766,411, without which, income tax expense would have been $2,958,852, a decrease of $688,910 from income tax expense of $3,647,762 for the nine months ended January 31, 2008 because of the reduction in operating profit. The effective rates for the nine months ended January 31, 2009 and 2008, excluding the impact of the impairment charge, were 37.61% and 37.00%, respectively. The effective tax rate also excludes the impact of the FIN 48 adjustment (see Note 13 of the consolidated financial statements).

Net Income/(Loss)
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Net income/(loss)	$2,355,352	$(1,807,070)	$4,162,422	230.3%
Net income/(loss) per share
Basic	$0.05	$(0.04)	$0.09	225.0%
Diluted	$0.05	$(0.04)	$0.09	225.0%
     The increase in net income for the three months ended January 31, 2009 from the three months ended January 31, 2008 resulted from increased sales and the corresponding margin driven by an increase in consumer demand, partially offset by unfavorable overhead absorption and unfavorable product mix at our Rochester, New Hampshire facility, and an increase in operating expenses.
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Net income/(loss)	$(71,622,433)	$5,825,221	$(77,447,654)	-1329.5%
Net income/(loss) per share
Basic	$(1.54)	$0.14	$(1.68)	-1200.0%
Diluted	$(1.54)	$0.14	$(1.68)	-1200.0%
     The decrease in net income for the nine months ended January 31, 2009 from the nine months ended January 31, 2008 resulted from the impairment charge as well as lower gross margins driven by unfavorable absorption and unfavorable product mix at our Rochester, New Hampshire facility, increased sales promotion costs, and an increase in operating expenses. The impairment charge had a $1.64 negative impact on basic and fully diluted earnings per share for the nine months ended January 31, 2009.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and licensing operations and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important elements of our growth plans for the firearms and licensing business activities and, therefore, also represent important cash needs.
     The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2009 and 2008:

	2009	2008	$ Change	% Change

Operating activities	$29,109,003	$(10,192,385)	$39,301,388	385.6%
Investing activities	(4,274,835)	(11,251,723)	6,976,888	-62.0%
Financing activities	(7,853,307)	21,034,702	(28,888,009)	-137.3%

Total	$16,980,861	(409,406)	$17,390,267	4247.7%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors sometimes require short-term borrowings for operating and investing activities.
     During the nine months ended January 31, 2009, cash from operating activities was $29,109,003 compared with cash used in operating activities of $10,192,385 during the nine months ended January 31, 2008. Inventory declined by $1,052,008 during the current fiscal year as a result of increased demand, reduced hunting rifle production and better inventory control. During the nine months ended January 31, 2008, inventory increased by $19,416,848. Total inventory was $5,331,171 lower as of January 31, 2009 than it was at January 31, 2008. In spite of the higher sales, accounts receivable declined from year end by $10,917,228 because of the fewer number of dating programs required. Increased accruals related to site-specific profit sharing and incentives were partially offset by reduced accounts payable and accrued expenses.
     Cash used for investing activities decreased by $4,274,835 for the nine months ended January 31, 2009 compared with $11,251,723 for the nine months ended January 31, 2008. Capital spending for the nine months ended January 31, 2009 was $4,279,929 compared with $10,800,585 for the nine months ended January 31, 2008, a decrease of $6,520,656. We expect to spend approximately $8.8 million on capital expenditures in fiscal 2009, a decrease from the $14.0 million spent in fiscal 2008, with major capital expenditures focusing on improving production efficiencies, tooling for new product offerings, and various projects to increase capacity and upgrade manufacturing technology.
     Cash used for financing activities was $7,853,307 for the nine months ended January 31, 2009 compared with cash provided by financing activities of $21,034,702 for the nine months ended January 31, 2008. In May 2008, we completed an offering of 6,250,000 shares of common stock, which yielded proceeds of $32,045,818 and allowed us to repay $28 million in debt that had been incurred to finance a portion of the Thompson/Center Arms acquisition and $4,367,000 of other term loans. There were no short-term bank borrowings as of January 31, 2009 compared with $19.1 million in borrowings at January 31, 2008. The decrease was largely attributable to improved operating cash flow and lower capital spending. We repaid $6,137,326 of the long-term notes payable to TD Bank, our primary bank, during the nine months ended January 31, 2009. As of January 31, 2009, we had $21,339,717 in cash and cash equivalents on hand.
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
     Given the restrictions on additional indebtedness agreed to upon the issuance of the Notes, any future acquisitions may have to be financed through other means. Our future capital requirements will depend on many factors, including our rate of growth, the timing and extent of new product introductions, the expansion of sales and marketing activities, and the potential acquisition of other companies. We cannot assure that further equity or debt financing will be available to us on acceptable terms, or at all. We believe that the available borrowings under our credit facilities are adequate for our current needs and at least for the next 12 months.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of SFAS 141R will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may enter into.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On September 10, 2008, we purchased seven euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expire on April 30, 2009. As of January 31, 2009, we had three forward contracts outstanding totaling 3.0 million euros. During the three and nine months ended January 31, 2009, we experienced a net loss of $305,000 and $309,000, respectively, on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was a liability of approximately $356,000 as of January 31, 2009 versus a liability of $35,000 as of January 31, 2008.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
This information is included in Note 14, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements and is incorporated herein by reference from Item 1 of Part I.
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

Dated: March 12, 2009

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer