Form 10-K
period 2009-04-30
SMITH & WESSON HOLDING CORP
filed 2009-06-30
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (43,837,965 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $100,827,320. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 29, 2009, there were outstanding 53,895,263 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2009

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2010 and thereafter; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a growing participant in the tactical and hunting rifle markets that we recently entered. We manufacture these products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We are also a supplier of OEM firearm components. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to substantially increase our product offerings to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Our objective is to be a global leader in the business of safety, security, protection, and sport. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing and introducing innovative new products;

•	entering new markets and expanding our presence in existing markets;

•	enhancing our manufacturing productivity and capacity;

•	capitalizing on our widely known brand name;

•	emphasizing customer satisfaction and loyalty; and

•	pursuing strategic relationships and acquisitions.

We estimate that the domestic non-military firearm market is approximately $175 million for revolvers and $791 million for pistols, with our market share being approximately 46% and 14%, respectively, and approximately $554 million for hunting rifles, $313 million for shotguns, $277 million for tactical rifles, and $60 million for black powder rifles, with our market share being approximately 9% in the tactical rifle market and approximately 37% in the black powder rifle market. We entered the hunting firearm market with our acquisition of Thompson/Center Arms in January 2007. According to 2007 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), the U.S. firearms manufacturing industry has grown at a compound annual growth rate in units of 2.8% from 2002 through 2007.

Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby gaining ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of UK-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and changed our name to Smith & Wesson Holding Corporation in February 2002. We strive to build upon Smith & Wesson’s legacy as an authentic American brand known for innovation and new product designs and embodying our customers’ sense of heritage and independence.

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp., now known as Thompson Center Holding Corporation, and its subsidiaries, including Thompson/Center Arms Company, Inc. Thompson/Center Arms is a brand recognized by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson/Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market. Thompson/Center Arms recently entered the bolt-action rifle market.

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

Products and Services

Firearms

Our firearm products combine our legacy of more than 150 years of American know-how with modern technological advances. We strive to utilize our tradition of reliability and innovation in materials, performance, and engineering to produce feature-rich, durable, reliable, accurate, safe, and high-performing firearms that satisfy the needs of our broad range of customers.

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. We offer more handgun models, in more calibers, for more applications than any other handgun manufacturer. We introduced 13 new revolver models, 11 new pistol models, and one new Walther pistol model in fiscal 2009 and nine new revolver models, five new pistol models, and two new Walther pistol models in fiscal 2008. We currently offer 117 different standard models of handguns with a wide variety of calibers, finishes, sizes, compositions, ammunition capacities, barrel lengths, grips, sights, actions, and other features. As little as five years ago, we were known primarily for our revolvers, with revolvers accounting for approximately 40% of our fiscal 2004 revenue. Starting in fiscal 2005, our management team determined to increase our business by solidifying our position in the revolver market and significantly increasing our business in other categories of the overall firearm business. The introduction of our 460 XVR revolver and our Model 500 revolver enhanced our position in the revolver market. The introduction of our M&P Series of pistols in January 2006 resulted in us becoming a leader in the pistol market with sales of pistols in fiscal 2009 showing a 246% increase over fiscal 2004 levels. Our January 2006 launch of our M&P15 Series of tactical rifles has enabled us to capture what we estimate to be approximately 9% of the tactical rifle market. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and the ICON bolt-action rifle to our product portfolio. As a result, we are now participating in three categories of the long gun market as well as both categories of the handgun market.

The sale of firearms accounted for approximately $313.0 million in net sales, or approximately 93.4% of our net sales, for the fiscal year ended April 30, 2009 and approximately $274.1 million in net sales, or approximately 92.6% of our net sales, for the fiscal year ended April 30, 2008. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson and Thompson/Center Arms brands, several with associated sub-brands.

Pistols

We currently manufacture 43 different models of pistols. The suggested retail prices of our pistols range between $308 and $1,439. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

The following sets forth information regarding some of our most popular pistols:

Model	Description

M&P Series	Polymer frame pistols designed for law enforcement and military professionals, available in full-sized and compact versions in 9mm, .40 caliber, .357 Sig, and .45 caliber. These pistols have been selected or approved for carry by over 500 law enforcement agencies.
Sigma Series	Polymer frame pistols available in 9mm and .40 caliber. The 9mm version is used by the Afghanistan National Police and Border Patrol.
4006TSW	A .40 caliber premium pistol designed for law enforcement, which is the standard duty firearm for the California Highway Patrol.
SW1911	A .45 ACP competition-ready pistol based on the 1911 pistol, which was the standard issue for the U.S. military for decades and which is available in a variety of materials and features.

Our M&P Series of pistols, which was engineered with input from more than a dozen law enforcement agencies, is designed to offer performance, safety, and durability features that meet the standards of global law enforcement and military personnel as well as consumers desiring personal protection. The M&P comes in 9mm, .45, .40, and .357 Sig calibers and is available in both compact and full-sized models and with an optional frame-mounted ambidextrous thumb safety.

We believe that our M&P Series of pistols is the most feature rich, innovative polymer pistol on the market today. The M&P Series of pistols is made with a polymer frame with a rigid stainless steel chassis and a through-hardened black melonite stainless steel barrel and slide for durability. The M&P Series features easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; a loaded chamber indicator located on the top of the slide; an ambidextrous slide stop and reversible magazine release to accommodate right and left handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

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

Our Smith & Wesson pistol sales accounted for approximately $93.1 million in net sales, or approximately 27.8% of our net sales, for the fiscal year ended April 30, 2009 and approximately $69.6 million in net sales, or approximately 23.5% of our net sales, for the fiscal year ended April 30, 2008.

We are the exclusive U.S. importer and North American marketer of Walther firearms and hold the production rights for the popular Walther PPK pistol in the United States, which we manufacture at our Houlton, Maine facility. The Walther PPK was made famous by the movie character James Bond. The Walther P22 has become one of the top selling .22 caliber pistols in the United States. Walther sales accounted for approximately $34.3 million in net sales, or approximately 10.2% of our net sales, for the fiscal year ended April 30, 2009 and approximately $27.1 million in net sales, or approximately 9.2% of our net sales, for the fiscal year ended April 30, 2008.

Revolvers

We currently manufacture 74 different models of revolvers. The suggested retail prices of our revolvers range between $600 and $1,446. A revolver is a handgun with a cylinder that holds the ammunition in a series of chambers that are successively aligned with the barrel of the gun during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the gun and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer.

The following table sets forth information regarding some of our most popular revolvers:

Model	Description

637	Lightweight .38 caliber revolver, which is the original aluminum frame revolver.
642	Lightweight .38 caliber revolver, which is very popular as a back-up firearm for law enforcement personnel and which features an enclosed hammer with no snag and easy carry.
629	Stainless steel variation of the .44 magnum revolver made famous in the Dirty Harry films.
500	World’s most powerful production revolver, which is used for big-game hunting.
460	World’s highest velocity production revolver, also used for big-game hunting.
M&P340	Lightweight, scandium frame .357 magnum revolver, designed as a back-up weapon for law enforcement personnel.

We offer our revolvers in a variety of frame sizes. In 2004, we introduced extra large frame revolvers. Our initial offering was the Model 500, a .500 caliber S&W magnum revolver, which is the world’s most powerful revolver in production. In 2005, we introduced the Model 460 XVR (X-treme Velocity Revolver), an extra large frame .460 caliber S&W magnum revolver, which has the highest muzzle velocity of any production revolver in the world. The extra large frame revolvers are designed to address the handgun hunting and sport shooting markets.

We have long been known for our small frame revolvers, which have been carried by law enforcement personnel and personal defense-minded citizens for decades. These “J Frames” come in a variety of models, many of which are available in lightweight alloys. We hold a patent on firearm applications that incorporate scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Scandium is featured on our M&P line of small frame revolvers as well as many of our other revolvers and pistols.

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

The sale of revolvers accounted for approximately $77.1 million in net sales, or approximately 23.0% of our net sales, for the fiscal year ended April 30, 2009 and approximately $70.2 million in net sales, or approximately 23.7% of our net sales, for the fiscal year ended April 30, 2008.

Tactical Rifles

Our M&P15, M&P15A, and M&P15T are tactical rifles, commonly known as “black rifles,” specifically designed to satisfy the functionality and reliability needs of global military and law enforcement personnel. These rifles are also popular as sporting target rifles and are sold through sporting good distributors, retailers, and dealers. The M&P15, M&P15A, and M&P15T are rugged, lightweight, semi-automatic rifles with 16-inch barrels that are designed to perform under a diverse range of conditions and fire 5.56mm and .223 caliber ammunition. The rifles feature a single-stage trigger with a seven pound trigger pull. These rifles are gas operated and include a chrome-lined gas tray, bolt carrier, and barrel with a six-position adjustable stock to accommodate a variety of shooting positions. In fiscal 2009, we introduced a fully automatic version for military and law enforcement agencies.

The M&P15, introduced in January 2006, incorporates a traditional AR-15 design, featuring a removable carry-handle and adjustable rear and front post sights, allowing for quick target acquisition and convenient handling. The M&P15A has a folding rear sight and does not have a carry handle. The upper and lower receivers on the rifles are constructed with tough 707/T6 aluminum and are furnished with A2 military flash suppressors. The M&P15T, with its high-end accessory package, features folding front and rear battle sights and a four-sided equipment rail system that allows the addition of accessories, such as lights, laser-aiming devices, and vertical grips. The tactical rifle line has been expanded to included 12 models, with various features and multiple calibers.

The sale of tactical rifles accounted for approximately $39.8 million in net sales, or approximately 11.9% of our net sales, for the fiscal year ended April 30, 2009 and approximately $16.6 million in net sales, or approximately 5.6% of our net sales, for the fiscal year ended April 30, 2008. Tactical rifles remain the fastest growing segment of the long gun market.

Hunting Firearms

Our ICON® bolt-action, center fire rifle is a premium hunting rifle designed to be a new breed of bolt-action rifle in terms of ruggedness, reliability, and accuracy. The ICON features a 24-inch polished blue metal barrel with several features designed to enhance accuracy, including a flat bottom receiver with an interlock bedding system, 5R rifling, a match grade crown, and an integrated scope base. The ICON rifle also features a Sims recoil pad, a detachable box magazine, a specially designed and located bolt release, and a two-position safety. Each rifle is fired prior to leaving the factory, and the rifle is certified to shoot one inch groups at 100 yards. A target reflecting the actual test shots from the factory is included in the box.

The ICON adds innovations to the inherent reliability and accuracy advantages of bolt-action rifles, which are rifles in which the opening and closing of the breach is controlled manually by a bolt, resulting from their relatively few moving parts compared with other rifles.

Our T/C® Venturetm is a bolt action rifle that features a match grade barrel and 5R rifling and carries a one inch accuracy guarantee and Thompson/Center Arms quality at an economic price. The launch of the T/C Venture positions Thompson/Center Arms in a higher volume price segment. T/C Venture is positioned as the most finely crafted and most accurate bolt-action rifle retailing for less than $500.

Our Omegatm, Black Diamondtm, Fire Stormtm, Hawkentm, and Triumph® models are leading fixed-barrel black powder, or “muzzle loader,” firearms. Black powder firearms are firearms in which the ammunition is loaded through the muzzle rather than the breech as is the case of conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk. They are also used by participants in Civil War re-enactments and gun collectors.

Our interchangeable firearm systems include the Encore®, Pro Hunter®, Contender®, and Endeavor® product lines. These products offer over 360 different gun, barrel, caliber configurations, and finishes and can be configured as a center fire rifle, rim fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

The sale of hunting firearms accounted for approximately $38.5 million in net sales, or approximately 11.5% of our net sales, for the fiscal year ended April 30, 2009 and approximately $57.6 million in net sales, or approximately 19.5% of our net sales, for the fiscal year ended April 30, 2008.

Other Products

Premium and Limited Edition Handguns and Classics

Our Smith & Wesson Performance Center® personnel have been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer 22 catalog Performance Center model variations in order to enhance product availability.

Our “Classics” department makes it possible for customers to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, which is the gun made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible guns that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers who craft one-of-a-kind custom firearms. These custom-made applications reflect the skill and vision of the master engraver and the artistic expression of the owner.

Our premium and limited edition handguns and classics and engraving services generated approximately $16.2 million in net sales, or approximately 4.8% of our net sales, for the fiscal year ended April 30, 2009 and approximately $16.1 million in net sales, or approximately 5.5% of our net sales, for the fiscal year ended April 30, 2008.

Parts and Black Powder Accessories

We sell parts and accessories, including black powder accessories for black powder rifles. The sale of these products accounted for approximately $13.9 million in net sales, or approximately 4.2% of our net sales, for the fiscal year ended April 30, 2009 and approximately $16.8 million in net sales, or approximately 5.7% of our net sales, for the fiscal year ended April 30, 2008.

Handcuffs

We are the largest manufacturer of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We can customize handcuffs to fit customer specifications. The sale of handcuffs accounted for approximately $7.1 million in net sales, or approximately 2.1% of our net sales, for the fiscal year ended April 30, 2009 and approximately $6.2 million in net sales, or approximately 2.1% of our net sales, for the fiscal year ended April 30, 2008. In 2008, we launched our innovative new Lever Locktm handcuff, which eliminates the need to use the cuff key to initiate the double-lock feature.

Smith & Wesson Academy

Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Smith & Wesson Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at a modern facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art instruction designed to meet the training needs of law enforcement and security customers worldwide.

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. The acquisition of Thompson/Center Arms included a foundry operation, which expanded our specialty services offerings to include castings. Specialty services accounted for approximately $6.8 million in net sales, or approximately 2.0% of our net sales, for the fiscal year ended April 30, 2009 and approximately $7.6 million in net sales, or approximately 2.6% of our net sales, for the fiscal year ended April 30, 2008.

Strategy

Our objective is to be a global leader in the businesses of safety, security, protection, and sport. Key elements of our strategy to achieve this objective include the following:

Enhance Existing Products and Introduce New Products

We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new market segments. During the last two fiscal years, we have introduced 22 new revolver models and 19 new pistol models. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and the ICON bolt-action rifle to our product portfolio. We plan to continue to introduce new products in fiscal 2010 in both the handgun and long gun markets. Some of these new products may be intended for markets and customers that we currently do not serve.

Enter New Markets and Enhance Presence in Existing Markets

We plan to continue to enter new markets and expand our penetration in the markets we serve. Historically, the largest portion of our business resulted from the sale of revolvers in the domestic sporting good market. With the introduction of the M&P Series of pistols and the growth of our Sigma Series and a full line of Model 1911 style pistols, we have significantly expanded the breadth and quality of our pistol offerings. As a result of the expansion of the M&P pistol line with additional calibers and versions and customer demand for these products, pistols now account for more of our revenue than revolvers. We plan to position the M&P Series of pistols to help increase our share in the military and law enforcement markets both within the United States and internationally.

The introduction of our M&P15 Series of tactical rifles and the addition of black powder firearms, interchangeable firearm systems, and our ICON bolt-action rifle resulting from our acquisition of Thompson/Center Arms have enabled us to become an increasingly important factor in multiple segments of the long gun market. We are also evaluating other product and service opportunities, such as law enforcement and criminal investigation, security systems, less lethal products, and homeland defense products and services. Other products and services being considered may be intended for other aspects of the safety, security, protection, and sport markets.

Enhance Manufacturing Productivity and Capacity

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. The recent introduction of new production methods and additional machinery has resulted in significant improvements in our production. For example, we have been able to increase our average daily handgun production by 193% from December 2004 to May 2009 while improving product quality, reducing waste, and reducing overtime. Any significant growth of our business, however, will require us to increase our manufacturing capacity. Over the past several years, we have improved our utilization of the floor space in our Springfield facility and now have available space into which we can grow. For example, recently, we have not always been able to satisfy on a timely basis the consumer demand for some of our most popular new products, including our M&P15 tactical rifles. We plan to continue to seek gains in manufacturing efficiency and capacity so as to assure we can meet consumer demand for our most popular new products.

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

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships and pursue strategic acquisitions to enhance our ability to offer new products and penetrate new markets. Our January 2007 acquisition of Thompson/Center Arms enabled us to enter the hunting rifle and black powder firearm markets.

Marketing, Sales, and Distribution

We currently employ 48 direct sales people who service distributors, retailers, dealers, and law enforcement agencies. As of April 30, 2009, we had 52 commercial distributors, 74 law enforcement distributors, and nine federal and military distributors. Our top five commercial distributors accounted for a total of approximately 32.1% of our net product sales for the fiscal year ended April 30, 2009. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our firearms and restraints.

We market our products primarily through creative distributor, dealer, and consumer promotions as well as specialized retail merchandising that utilizes many in-store sales tools. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 274 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved more than 2.3 billion consumer impressions (inclusive of Smith & Wesson and Thompson/Center Arms) in fiscal 2009. We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the SHOT Show, NRA Show, International Association of Chiefs of Police Show, IWA Show in Europe, and various distributor, buying group, and consumer shows. In the fiscal year ended April 30, 2009, advertising and promotion expenses amounted to approximately $13.8 million, excluding the cost of rebates and promotions reflected in gross margin.

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

Retail Stores

We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. The Smith & Wesson Shooting Sports Center sells Smith & Wesson, Walther, and Thompson/Center Arms firearms, accessories, branded products, apparel, ammunition, and related shooting supplies. We also operate a retail store in Rochester, New Hampshire, known as Fox Ridge Outfitters. The Fox Ridge store offers firearms as well as hunting, shooting, camping, fishing, and sporting gear and accessories at the retail location and online. We also offer Thompson/Center Custom Shop products through the Fox Ridge retail outlet.

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

Licensing

Several of our registered trademarks, including the “S&W®” logo and script “Smith & Wesson ®,” are well known throughout the world and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in connection with their products and services provides us with an opportunity that is not available to many other companies in our industry. Our future plans include the expansion of our licensing program to capitalize on the awareness of the 150-plus year old Smith & Wesson name and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of Smith & Wesson branded products.

We expect this further extension may provide added retail and distribution channels, products, and markets for our licensed goods and branded products. We believe that the use and capitalization of our brand through an increased licensing program can leverage our historic reputation and increase revenue with minimal risk exposure.

Our licensed products are distributed throughout the world. As of April 30, 2009, we licensed our Smith & Wesson trademarks to 26 different companies that market products complementing our products. In fiscal 2009, we signed agreements with three new licensees and ended our relationship with eight licensees.

In fiscal 2009, we entered into a licensing agreement with BBC Imagewear to provide tee shirts, jackets, and shirts utilizing the Smith & Wesson trademarks. We also entered into a licensing agreement with Kudzu/The Game to provide hats and caps with the Smith & Wesson logo and hats, tee shirts, jackets, gun pads, license plates, decals, pins, patches, key chains, glassware, and mugs with the Thompson/Center Arms logo. We signed an agreement with TruckVault to provide lockable steel handgun safes for homes, vehicles, and public safety agencies, including police, government agencies, fire departments, and the military.

In fiscal 2008, we entered into an exclusive license agreement with NationWide Digital Monitoring Co., a provider of security system products and services. Under the agreement, NationWide Digital Monitoring Co., the wholesale monitoring division of New York Merchants Protective Co., Inc., has developed an authorized Smith & Wesson Security Services program, which it has begun to market to select security dealers in North America beginning in 2009. The program provides security dealers access to both wireless and hardwired professional grade electronic security products, branded with the Smith & Wesson name and logo, along with dedicated monitoring services. Each system is available in multiple price and feature packages, allowing for applications in both residential and commercial environments.

Manufacturing

We have three manufacturing facilities: a 530,323 square-foot facility located in Springfield, Massachusetts; a 38,115 square-foot facility located in Houlton, Maine; and a 160,000 square-foot facility located in Rochester, New Hampshire. We conduct our handgun and tactical rifle manufacturing and most of our specialty services activities at our Springfield, Massachusetts facility; we conduct our black powder, interchangeable firearm system, and hunting rifle manufacturing at our Rochester, New Hampshire facility; and we utilize our Houlton, Maine facility for the production of .22 caliber pistols, 1911 pistols, Walther PPK pistols, handcuffs, and other restraint devices. Our Springfield and Houlton facilities are ISO 9001 certified. We perform most assembly, inspection, and testing of the firearms manufactured at our manufacturing facilities. Each firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms.

Our Springfield facility is currently operating on a four shift, 168 hour per week schedule while our Houlton and Rochester facilities are operating on a two shift, 80 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

We believe we have a strong track record of manufacturing very high-quality products. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have initiated product recalls. Our most recent recall occurred in May 2009 with respect to our Model 22A handguns manufactured at our Houlton, Maine facility. In February 2009, we also issued a recall with respect to our Walther PPK/S handguns manufactured at our Houlton, Maine facility. In November 2008, we issued a recall of our i-Bolt bolt-action rifle bolts manufactured in our Springfield, Massachusetts facility. The aggregate cost of these recalls was approximately $2.5 million.

Supplies

Although we manufacture many of the components for our firearms, we obtain certain parts and components, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, and rifle stocks, from third parties. Most of our major suppliers are U.S.-based and include Carpenter Steel for raw steel, Pioneer Tool for cutting tools, Tri-Town Precision Plastics for polymer components, and Advanced Forming Technology and Parmatech for metal-injected-molded components. The costs of these materials are at competitive rates and could be obtained from other suppliers if necessary.

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing and develop new firearm products. In fiscal 2009, our gross spending on research activities relating to the development of new products was approximately $2.9 million. In fiscal 2008, our gross spending on such research activities amounted to approximately $1.9 million. As of April 30, 2009, we had 34 employees engaged in research and development as part of their responsibilities.

Patents and Trademarks

We own numerous patents related to our firearms and related products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have primarily focused on applying for utility patents, but we are now also focusing on applying for design patents when we believe that a particular firearm design has merit worth protecting. We have 59 active patents. We do not believe our patents are critical to our business.

Trademarks and copyrights also are important to our firearm business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, registered in 1913-1914, and the derivatives thereof, are known and recognized by the public worldwide and are very valuable assets. With the return of our company to American ownership, we have renewed our emphasis on strengthening our product branding and realize that the reputation developed by the use of our name for over 150 years is helpful to leverage our image among the general public. Many of the products we sell derive higher margins as a result of our brand name.

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Some of our better known trademarks and service marks include the following:

•	“MILITARY & POLICEtm,” “AIRLITE®,” “THE SIGMA SERIES®,” “ALLIED FORCEStm,” “CHIEFS SPECIAL®,” “LADY SMITH®,” “MOUNTAIN GUN®,” “MOUNTAIN LITE®,” and “BODYGUARD®” (all firearms or series of firearms);

•	“MAGNUM®” (used not only for revolvers but a whole line of branded products);

•	“SMITH & WESSON PERFORMANCE CENTER®” (our high-performance gun/custom gunsmith service center and used in connection with products);

•	“SMITH & WESSON ACADEMY®” (refers to our law enforcement/military training center);

•	“CLUB 1852®” (a consumer affinity organization made available to Smith & Wesson firearm owners);

•	“OMEGAtm,” “CONTENDER®,” “ENCORE®,” “TRIUMPH®,” “ENDEAVORtm,” “T/C® VENTUREtm,” “PRECISION HUNTERtm,” and “ICON®” (all guns or series of guns);

•	“SWING HAMMER®,” “SPEED BREECH®,” “FLEX TECH®,” and “WEATHER SHIELD®” (all features); and

•	“AMERICA’S MASTER GUNMAKER®.”

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

Our primary competitors are Ruger and Taurus in the revolver market and Beretta, Glock, Heckler & Koch, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Bushmaster, Rock River, Stag, and DPMS in the tactical rifle market; with Browning, Marlin, Remington, Ruger, Savage, Weatherby, and Winchester in the hunting rifle market; and with CVA and Traditions in the black powder firearm market. We compete primarily based upon innovation, product quality, reliability, price, performance, consumer awareness, and service. Our customer service organization is proactive in offering timely responses to customer inquiries.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 80% of our handcuffs and restraints in the United States.

Customers

We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors, state and municipal law enforcement agencies and officers, government and military agencies, retailers, and consumers.

The ultimate users of our products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, protection-focused individuals, law enforcement and military personnel and agencies, and other governmental organizations. During fiscal 2009, approximately 8.6% of our sales were to state and local law enforcement agencies and the federal government; approximately 7.4% were international; and the remaining approximately 84.0% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

We are regulated by ATF, which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our facilities. The U.S. Department of State oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the gun. California has similar regulations but also requires that each new model be sampled by an independent lab before being approved for sale within the state. Warning labels related to the operation of firearms are contained in all boxes in which the firearms are shipped. With respect to state and local regulations, the local gun dealer is required to comply with those laws, and we seek to manufacture weapons complying with those specifications.

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

Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be higher in the future. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA. CERCLA, RCRA, and related state laws can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners, operators, or parties that sent waste to these sites, regardless of location, fault, or the lawfulness of the original disposal activity.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $915,000 in the fiscal year ended April 30, 2009 on environmental compliance, consisting of approximately $435,000 for disposal fees and containers, $97,000 for remediation, $258,000 for DEP analysis and fees, and $125,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

We may become involved in various proceedings relating to environmental matters, and we are engaged in an environmental investigation and remediation at one site. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts, plant that we are investigating, monitoring, or remediating.

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2009, we had a reserve of approximately $754,000 for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party, or PRP, and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe that we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

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

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the sellers. We are currently working on a remediation action plan with the sellers in order to remediate the environmental contamination found at the site. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2009, approximately $1.2 million of the escrow has been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

Employees

As of May 31, 2009, we had 1,362 full-time employees. Of our employees, 1,135 are engaged in manufacturing, 111 in sales and marketing, 31 in finance and accounting, 34 in research and development, 20 in information services, and 31 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Approximately 33% of our employees have 10 or more years of service with our company, and approximately 23% have greater than 25 years of service. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2009, we had a backlog of orders of approximately $267.9 million. The backlog of orders as of April 30, 2008 was approximately $49.9 million. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months. The high order backlog at April 30, 2009 is directly related to the increase in consumer demand that we experienced beginning in our third and fourth fiscal quarters in 2009. We have limited data by which to determine how long this increase in consumer demand will last. Orders received that have not yet shipped could be cancelled if demand were to suddenly decrease. Therefore, the backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	55	President and Chief Executive Officer
William F. Spengler	54	Executive Vice President, Chief Financial Officer, and Treasurer
Leland A. Nichols	47	Senior Vice President of Sales and Marketing
Kenneth W. Chandler	48	Vice President — Operations
Ann B. Makkiya	39	Vice President, Secretary, and Corporate Counsel

Michael F. Golden has served as the President and Chief Executive Officer and a director of our company since December 2004. Mr. Golden was employed in various executive positions with the Kohler Company from February 2002 until joining our company, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President — Sales and Marketing for a division of The Black & Decker Corporation where he was employed from 1981 until 1996.

William F. Spengler has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since July 2008. Mr. Spengler was Executive Vice President and Chief Financial Officer of MGI PHARMA, Inc. from August 2006 until January 2008 and Senior Vice President and Chief Financial Officer from April 2006 to August 2006. Mr. Spengler was Senior Vice President, International & Corporate Development of MGI PHARMA from October 2005 to April 2006. From July 2004 to October 2005, Mr. Spengler was Executive Vice President and Chief Financial Officer of Guilford Pharmaceuticals Inc. prior to its acquisition by MGI PHARMA in October 2005. From May 2002 to June 2004, Mr. Spengler was President, Chief Operating Officer, and a director of Osteoimplant Technology, Inc.

Leland A. Nichols has served as Senior Vice President of Sales and Marketing of our company since September 2008. Mr. Nichols served as Vice President — Sales of our company from January 2005 until September 2008. Mr. Nichols also has served as the President and Chief Operating Officer of our subsidiary, Smith & Wesson Corp., from April 2006 until September 2008. Mr. Nichols was Executive Vice President of the Cabinetry Division of the Kohler Company from July 2002 until joining our company. Mr. Nichols held various executive positions with the Stanley Works from April 1998 until June 2002, including President of its Hardware Division. Mr. Nichols spent the previous 14 years with The Black & Decker Corporation, including positions in sales, marketing, product management, and general management in the United States and Asia.

Kenneth W. Chandler has served as Vice President — Operations of our company since November 2004. Mr. Chandler was Vice President — Operations — Automotive Division of Torrington Bearing Company, formerly a subsidiary of Ingersoll Rand and now a subsidiary of the Timkin Company, from 2001 until joining our company.

Ann B. Makkiya has served as Vice President of our company since April 2009 and Secretary and Corporate Counsel of our company since February 2004. Ms. Makkiya served as Corporate Counsel of our wholly owned subsidiary, Smith & Wesson Corp., from December 2001 until February 2004. Ms. Makkiya was associated with the law firm of Bulkley, Richardson and Gelinas, LLP from 1998 to 2001.

Item 1A.	Risk Factors

Our performance is being influenced by a variety of general economic and political factors.

The domestic consumer firearm market experienced a decline in demand beginning during our second fiscal quarter ended October 31, 2007. This period was marked by an escalation of the subprime loan crisis, a tightening in the credit markets, the continued worsening of the housing market, increasing fuel prices, less than robust employment growth, and generally weak economic conditions. These factors contributed to a general slowdown of consumer spending across a wide variety of industry and product lines, and against this environment, unseasonably warm weather throughout most of the United States adversely affected the retail traffic in the sporting goods channel. At the same time, significant distribution channel purchases in anticipation of a strong hunting season resulted in excess inventory levels, which limited the ability of the distribution channel to purchase additional products. We cannot predict when or if economic conditions will improve.

Despite the continuing weakness of the overall economy, we began to experience strong consumer demand for our handguns and tactical rifle products beginning in our third fiscal quarter ended January 31, 2009 with net product sales increasing 25.9% for the quarter and order backlog increasing by more than $95 million over the comparable quarter in the previous year and $102 million over the prior sequential quarter. For the period ended April 30, 2009, our backlog grew an additional $145 million to $268 million. This period was marked by a new administration taking office in Washington, D.C., speculation surrounding increased gun control, and heightened fears of terrorism and crime. We are unable to assess whether or for how long the recent and significant increase in consumer demand will last or whether the orders constituting our backlog will be cancelled if consumer demand decreases. Changes in the factors that are contributing to the very strong consumer demand for our handgun and tactical rifle products, particularly in an overall weak economic environment, may adversely affect our operating results.

The weakness of demand for our hunting products is adversely affecting our overall results.

We have been experiencing a significant decline for our hunting products, including bolt-action hunting rifles, interchangeable system rifles and fixed-barrel black powder firearms, and related parts and accessories. Hunting firearm sales declined by more than 33% for the fiscal year ended April 30, 2009, and we recorded an impairment charge relating to our hunting business of $98.2 million, less related deferred tax liabilities of $21.8 million, resulting in a $76.5 million adverse impact to after-tax profits. Among other things, we attribute the weakness in our hunting products to the severe weakness in the economy, unseasonably warm weather, excess levels of hunting product inventory in the sporting goods distribution channel, and the premium nature of the hunting products we offer. We have taken a number of actions to address the weak demand for our hunting products and to reduce the losses we have been incurring, including the introduction of lower price-point products in an effort to reach a larger segment of the market, moving from a direct sales force to a manufacturers’ representative model, and instituting cost-cutting initiatives and workforce reductions.

We cannot predict whether the measures we have taken will increase the demand for our hunting products or reduce or eliminate the losses being incurred in this portion of our business. We may be required to consider the disposal of all or portions of our hunting business if we are unable to return it to profitability.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase sales to law enforcement agencies have been successful to date with over 500 agencies in the United States and almost 50 agencies abroad selecting or approving for carry our M&P pistols. We have not, however, yet secured any major contracts to supply any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 84% of our net sales remain in the sporting goods distribution channel.

Our objective of becoming a global leader in the business of safety, security, protection, and sport may not be successful.

Our objective of becoming a global leader in the business of safety, security, protection, and sport may not be successful. This objective was designed to enable us to diversify our business and to reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting goods distribution market. While we have been successful in substantially expanding our pistol business in multiple markets and in entering the long gun market with tactical rifles and hunting rifles, we have not yet achieved our broader objectives. Pursuing our strategy to achieve our objective beyond firearms may require us to hire additional managerial, manufacturing, marketing, and sales employees; to introduce new products and services; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, to complete successful acquisitions or strategic alliances, or to penetrate successfully other safety, security, protection, and sport markets.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for our products. Capacity constraints remain despite our achieving significant improvements in our production as a result of the introduction of enhanced production methods and the purchase of additional machinery. During the last several years, we have enhanced our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, and increased manufacturing efficiency. The continuation of the recent very strong consumer demand for our products or increased business from law enforcement or military agencies will require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. We may suffer excess capacity and increased overhead if we increase our capacity to meet demand and that demand decreases.

We may be unsuccessful in achieving our goals to increase revenue, increase gross margins, or reduce operating expense ratios.

We may be unsuccessful in achieving our goals to increase revenue, increase gross margins, or reduce operating expense ratios. Our ability to achieve these goals could result from a variety of factors, including our inability to introduce new products with significant customer appeal, pressures on the selling prices of our products, increases in required capital expenditures, and increases in the costs of labor and materials.

The sale of our licensed products depends on the goodwill associated with our name and our brand and the success of our licensees.

Our licensed products and non-firearm products displayed in our catalogs and sold by us or our licensees compete based on the goodwill associated with our name and brand and the success of our licensees. A decline in the perceived quality of our firearm products, a failure to design our products to meet consumer preferences, or other circumstances adversely affecting our reputation could significantly damage our ability to sell or license those products. Our licensed products compete with numerous other licensed and non-licensed products outside the firearm market.

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

We anticipate that we will enter into strategic alliances. We continually explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

The successful execution of our strategy will depend in part on our ability to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, and enhance our current markets and business Our acquisition of Thompson/Center Arms in January 2007 is the only acquisition that we have completed to date. Our acquisition strategy involves significant risks. We cannot accurately predict the timing, size, and success of our acquisition efforts. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to grow through acquisitions will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;

•	diversion of management’s attention to acquisition efforts; and

•	the ability to obtain any requisite governmental or other approvals.

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

In order to pursue a successful acquisition strategy, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

Our experience in acquiring other businesses is limited. We may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks, including the following:

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results; and

•	creating uniform standards, controls, procedures, policies, and information systems.

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

The failure to manage our growth could adversely affect our operations.

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

Patents may not be issued for the patent applications that we have filed or may file in the future. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. We have registered certain of our trademarks in the United States and other countries. We may be unable to enforce existing or obtain new registrations of principle or other trademarks in key markets. Failure to obtain or enforce such registrations could compromise our ability to protect fully our trademarks and brands and could increase the risk of challenges from third parties to our use of our trademarks and brands.

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

We may become involved in litigation regarding patents and other intellectual property rights. Other companies, including our competitors, may develop intellectual property that is similar or superior to our intellectual property, duplicate our intellectual property, or design around our patents and may have or obtain patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our products. Effective intellectual property protection may be unavailable or limited in some foreign countries in which we sell products or from which competing products may be sold. Unauthorized parties may attempt to copy or otherwise use aspects of our intellectual property and products that we regard as proprietary. Our means of protecting our proprietary rights in the United States or abroad may prove to be inadequate and competitors may be able to independently develop similar intellectual property. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.

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

We face risks associated with international currency exchange.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase approximately $20 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $20 million of inventory by approximately $2.0 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer.

We face risks associated with international activities.

Political and economic conditions abroad may result in a reduction of our foreign sales, as a result of the sale of our products in 50 countries; our importation of firearms from Walther, which is based in Germany; and our purchase of ammunition magazines from Mec-Gar in Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

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

We are subject to extensive regulation.

Our business, as well as the business of all producers and marketers of firearms and firearm parts, is subject to numerous federal, state, and local laws and governmental regulations and protocols, including the National Firearms Act and the Gun Control Act of 1968. These laws generally prohibit the private ownership of fully automatic weapons and place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. We manufacture fully automatic weapons for the law enforcement and military markets, and hold all necessary licenses under these federal laws. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. We believe we are in compliance with all such laws applicable to us and hold all necessary licenses. The regulation of firearms could become more restrictive in the future and any such restriction would harm our business.

We are currently involved in numerous lawsuits.

We are currently defending a lawsuit brought by the City of Gary, Indiana against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. The city seeks to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. We believe that the various allegations are unfounded and, in addition, that any accidents and any results from them were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.

We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. The Court, on our motion, dismissed our Chairman of the Board from the litigation in March 2009.

We are also involved in a purported stockholder derivative lawsuit brought in the U.S. District Court for the District of Nevada. The action was brought by a plaintiff on behalf of our company against certain of our officers and directors. The complaint seeks to assert state law claims, including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment arising from our earnings guidance in June 2007 and September 2007, our reduction of earnings guidance in October 2007 and December 2007, our decision in January 2008 to suspend further guidance and not confirm prior guidance until certain market conditions settled, and certain sales of our stock. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants.

We intend to defend ourselves vigorously in these lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we maintain policies relating to the environmental standards of performance for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe that we are generally in compliance with applicable environmental regulations.

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

As a result of the sale in December 2006 of 4% Senior Convertible Notes due in 2026 (“senior convertible notes”), we incurred $80 million of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. Our interest payment obligation on these notes is $3.2 million annually. The degree to which we are now leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2009, our consolidated long-term indebtedness was approximately $86.0 million. We may incur additional indebtedness in the future, including additional borrowings under our revolving credit facility. Our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our revolving credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

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

Our charter documents and Nevada law could make it more difficult for a third party to acquire us and discourage a takeover.

Certain provisions of our articles of incorporation and bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest or might result in a premium over the market price for the shares held by our stockholders.

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

As of April 30, 2009, there were 47,767,938 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions. Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices.

As of April 30, 2009, we had outstanding options to purchase 2,428,263 shares of common stock under our stock option plans and other option agreements and 346,944 undelivered restricted stock units under our stock option plans, and we had issued 1,264,323 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2009, we also had outstanding warrants to purchase 70,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our stock option plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our handguns and tactical rifles at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We frequently make certain changes in our manufacturing operations and modernize our equipment as a result of the age of the facility and certain inefficient manufacturing processes in order to produce our anticipated volume of products in a more efficient and cost-efficient manner. We may not be successful in attaining increased production efficiencies.

We may incur higher employee medical costs in the future.

We are self-insured for our employee medical plan. The average age of our workforce is 47 years. Approximately 15% of our employees are age 60 or over. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

Insurance is expensive and difficult to obtain.

Insurance coverage for firearm companies, including our company, is expensive and from time to time relatively difficult to obtain. Our insurance costs were approximately $6.5 million for the fiscal year ended April 30, 2009. An inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

Our business is seasonal.

Historically, our fiscal quarter ending July 31 had been our weakest quarter, primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts our business may lessen because the hunting industry generally prepares for the hunting season well in advance of cooler temperatures. We now expect that our fiscal quarter ending January 31 will be our weakest quarter, as sales associated with hunting sharply decline as the season winds down. This decline in net sales may result in decreases in our stock price during the late fall and early winter months.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We operate in intensely competitive markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic handguns to lower priced or comparable foreign alternatives would adversely affect our business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, and customer service and support. Product image, quality, and innovation are the dominant competitive factors in the firearm industry.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

The inability to obtain sufficient quantities of raw materials, components, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could hurt our net sales and profitability. Shortages of ammunition also can adversely affect the demand for our products.

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

We own three manufacturing facilities. Our principal facility is an approximately 530,323 square-foot plant located in Springfield, Massachusetts. We also own a 38,115 square-foot plant in Houlton, Maine, and a 160,000 square-foot plant in Rochester, New Hampshire. The Springfield facility is primarily used to manufacture our handguns and rifles; the Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, and the Walther PPK; and the New Hampshire facility is used primarily to produce black powder firearms, interchangeable firearm systems, and long gun barrels. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand except in the case of certain recently introduced popular products. In addition, we own a 56,869 square-foot facility in Springfield, Massachusetts, that we use for the Smith & Wesson Academy, a state-accredited firearm training institution, a public shooting facility, and a retail store; and a 6,000 square-foot retail facility in Rochester, New Hampshire.

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

The nature of the legal proceedings against us is discussed in Note 22 to our consolidated financial statements, commencing on page F-1 of this report, which is incorporated herein by reference.

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

	High	Low

2007
First quarter	$9.10	$5.90
Second quarter	$14.85	$8.00
Third quarter	$14.40	$9.61
Fourth quarter	$15.45	$10.99
2008
First quarter	$19.20	$12.04
Second quarter	$22.80	$11.98
Third quarter	$12.77	$3.72
Fourth quarter	$7.77	$4.28
2009
First quarter	$7.48	$4.08
Second quarter	$5.83	$1.53
Third quarter	$7.29	$1.67
Fourth quarter	$7.50	$2.30

On June 29, 2009, the last reported sale price of our common stock was $5.53 per share. On June 29, 2009, there were approximately 667 record holders of our common stock.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2009 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc.; Point Blank Solutions, Inc.; Ceradyne, Inc.; and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2004. The calculations of cumulative stockholder return on the S&P SmallCap 600 and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,
And Two Peer Groups

*	$100 invested on April 30, 2004 in stock or index – including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal 2009.

Item 6.	Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements and the notes thereto and should be read in connection with those statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report.

	Smith & Wesson Holding Corporation
	Fiscal Year Ended April 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Net product and services sales	$334,955	$295,910	$236,552	$160,049	$125,788
Cost of revenue	237,167	203,535	160,214	110,442	84,900
Gross profit	97,788	92,375	76,338	49,607	40,888
Operating expenses	170,510	68,235	51,910	35,063	29,707
Income/(loss) from operations	(72,722)	24,140	24,428	14,544	11,181
Interest expense	5,892	8,743	3,569	1,638	2,675
Income/(loss) before income taxes	(79,125)	14,796	20,579	13,764	8,675
Income taxes (benefit)	(14,918)	5,675	7,618	5,063	3,426
Net income/(loss)	$(64,207)	$9,121	$12,961	$8,702	$5,249
Net income/(loss) per share
Basic	$(1.37)	$0.23	$0.33	$0.24	$0.17
Diluted	$(1.37)	$0.22	$0.31	$0.22	$0.14
Weighted average number of shares outstanding
Basic	46,802	40,279	39,655	36,587	31,361
Diluted	46,802	41,939	41,401	39,787	36,636
Depreciation and amortization	$12,670	$12,550	$7,473	$4,367	$2,757
Capital expenditures	$9,436	$13,951	$15,657	$15,592	$8,423
Year-end financial position
Working capital	$78,015	$58,722	$46,315	$21,469	$23,049
Current ratio	2.2	1.9	1.8	1.7	1.8
Total assets	$210,231	$289,751	$268,257	$94,698	$81,992
Long-term debt and notes payable	$83,606	$118,774	$120,539	$14,338	$16,028

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2009 Highlights

Our fiscal 2009 net sales of $335.0 million represented an increase of 13.2% over fiscal 2008 levels. Sales in our firearm core business increased by 14.2% to approximately $313.0 million. Net loss for fiscal 2009 of $64.2 million was significantly impacted by an impairment charge related to goodwill and intangible assets of $76.5 million, net of deferred taxes of $21.8 million. Excluding this item, net income for fiscal 2009 increased by $3.1 million, or 34.5%, over fiscal 2008 net income. Net income was affected by numerous factors, including the following:

•	Despite weakness in the overall economy, our handgun and tactical rifle sales experienced growth throughout the first half of fiscal 2009. We began to experience very strong consumer demand for our handguns and tactical rifle products beginning in our third fiscal quarter. We believe this increased demand was related to multiple factors, including heightened fears of terrorism and crime, speculation surrounding increased gun control, and a new administration taking office in Washington, D.C. We are unable to assess whether or for how long the increase in consumer demand will last or whether the orders constituting our backlog will be cancelled if consumer demand decreases. The demand for these products was much larger than our ability to produce, and our backlog grew from $20 million in our second quarter to more than $123 million in our third quarter to more than $268 million at the end of our fiscal year. Excluding the impact of hunting products, sales for fiscal 2009 grew 29.5% over sales for similar products in fiscal 2008.

•	During fiscal 2009, we experienced a significant decline in demand for our hunting products, including bolt-action hunting rifles, fixed-barrel black powder firearms, and related parts and accessories. Hunting firearm sales declined by more than 33% for the fiscal year ended April 30, 2009, and we recorded an impairment charge relating to our hunting business of $98.2 million, less related deferred tax liabilities of $21.8 million, resulting in a $76.5 million adverse impact to after-tax profits. Among other things, we attribute the weakness in our hunting products to the severe weakness in the economy, excess levels of hunting product inventory in the sporting good distribution channel, and the premium nature of the hunting products we offer. We have taken a number of actions to address the weak demand for our hunting products and to reduce the losses we have been incurring, including the introduction of lower price-point products in an effort to reach a larger segment of the market, moving from a direct sales force to a manufacturers’ representative model, and instituting cost-cutting initiatives and workforce reductions.

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

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items) to evaluate our performance. We evaluate our various product lines by such measurements as cost per unit produced, units produced per day, and incoming orders per day.

Key Industry Data

Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, the U.S. handgun market increased by over 50%, as consumers purchased handguns in fear of prohibition of handgun ownership. The market levels then returned to pre-1992 levels and have remained relatively unchanged until late in calendar 2008 when the market increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like with the increase in 1992, we expect this current increase in the market to be temporary in nature and expect that the market will return to normal levels at some point. Within the U.S. handgun market, we estimate that approximately 81% of the market is pistols and 19% is revolvers. We also estimate that we have approximately a 19% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001. It also compares favorably with market share figures of the 1990s when we had an estimated 16% market share.

Results of Operations

Net Product and Services Sales

The following table sets forth certain information relative to net sales for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Revolvers	$77,066	$70,217	$6,849	9.8%	$64,070
Pistols	93,149	69,639	23,510	33.8%	78,157
Walther	34,309	27,087	7,222	26.7%	23,262
Tactical Rifles	39,810	16,637	23,173	139.3%	12,754
Premium Products	16,227	16,117	110	0.7%	18,454
Hunting Firearms	38,495	57,609	(19,114)	(33.2)%	17,180
Parts & Accessories	13,902	16,826	(2,924)	(17.4)%	7,429

Total Firearms	312,958	274,132	38,826	14.2%	221,306
Handcuffs	7,085	6,155	930	15.1%	6,168
Specialty Services	6,796	7,585	(789)	(10.4)%	3,864
Other	8,116	8,038	78	1.0%	5,214

Non-Firearms	21,997	21,778	219	1.0%	15,246

Total	$334,955	$295,910	$39,045	13.2%	$236,552

Fiscal 2009 Net Product and Services Sales Compared with Fiscal 2008

Net sales for fiscal 2009 increased on strong consumer driven growth in handguns and tactical rifles. Excluding hunting products, firearm unit sales increased by 22% over the prior year to approximately 710,000 units. Revolver sales were driven primarily by consumer demand; however, because this product is much more capital intensive, the growth year over year is smaller than in other handgun product lines. Pistol sales increased on strong demand for Sigmas and M&P, with sales for those product lines up 59.9% and 41.7%, respectively, over the prior year. Walther sales increased significantly over the prior year as a result of higher sales of the P22 pistol and the full year benefit of the PPS pistol, which was introduced in fiscal 2008. Walther PPK pistol sales were suspended in the fourth quarter of fiscal 2009 because of the February 2009 recall of this product, adversely impacting fourth quarter sales. Tactical rifle sales continued to increase as a result of increased consumer demand, as well as continued acceptance by law enforcement agencies. To date, 235 police and security agencies have either selected the M&P 15 or approved the M&P 15 for on-duty use. Hunting firearms have been severely impacted by economic factors, with black powder dropping 39.4% from fiscal 2008 levels. The decrease in parts and accessories correlated to the decrease in black powder rifle sales. Non-firearm sales for fiscal 2009 were flat with increased handcuff sales offset by reduced foundry sales.

The order backlog at the end of fiscal 2009 was $267,862,000, which was $217,934,000 higher than at the end of fiscal 2008 and $144,719,000 higher than at the end of our previous fiscal quarter. The extraordinary increase in backlog related directly to the increase in consumer demand that we experienced in the third and fourth fiscal quarters. It also increased as a result of our existing manufacturing capacity having been planned for demand levels experienced prior to the significant increase in consumer demand. At this time, we have limited data by which to determine how long this increase in consumer demand will last. Orders received that have not yet shipped, which constitutes our reported backlog, could be cancelled if demand were to suddenly decrease. Therefore, the backlog numbers provided may not be indicative of future sales.

Sales in the consumer channel were approximately $279,812,000, a $35,731,000, or 14.6%, increase over sales of $244,081,000 for fiscal 2008. Excluding hunting products, sporting goods increased 31.9% over fiscal 2008 levels. Sales to state and local government agencies were approximately $25,175,000, a $3,261,000, or 14.9%, increase over fiscal 2008 sales of $21,914,000. International sales of approximately $24,686,000 represented a $251,000, or 1.0%, increase over fiscal 2008 sales. Federal government sales of $3,294,000 were $127,000 lower than fiscal 2008 sales of $3,421,000.

Fiscal 2008 Net Product and Services Sales Compared with Fiscal 2007

The impact of owning Thompson/Center Arms for the full fiscal year accounted for $46,570,000 of the firearm sales increase. Excluding Thompson/Center Arms, firearm sales increased by $6,256,000, or 3.1%. Total firearm unit sales for fiscal 2008 (excluding Thompson/Center Arms) were approximately 589,000 units, an increase of 5.4% over fiscal 2007 sales of approximately 559,000 units. Firearm backlog as of April 30, 2008 was approximately $49,928,000. Non-firearm sales for fiscal 2008 increased as a result of the full year impact of the Thompson/Center Arms specialty services and retail operations.

The increase in revolver sales was fueled by the sale of small frame revolvers, partially offset by lower large frame revolver sales. Large frame revolvers were adversely impacted by the weak fall hunting season. Pistol sales were lower than the prior year as fiscal 2007 sales included $8,700,000 in pistol sales to the Afghanistan military and $6,177,000 in pistol sales to the California Highway Patrol. There were no comparable sales during fiscal 2008. The average selling price for pistols was reduced by the promotional programs implemented during the second half of fiscal 2008. Fiscal 2008 M&P pistol sales increased 38.0% over fiscal 2007 levels. The increase in sales of Walther firearms, for which we are the exclusive U.S. distributor, was attributable to the introduction of the PPS and SP22 pistols as well as strong international sales of the PPK pistol. Tactical rifle sales increased significantly in their second full year of being offered. Premium products sales for fiscal 2008 decreased because of the effect of the weak hunting season on large frame Performance Center revolver sales and the inclusion in fiscal 2007 of the 50th anniversary commemorative Model 29 that was introduced in mid-fiscal 2007 and drove sales significantly higher for that year. Hunting firearm sales grew significantly over fiscal 2007 primarily as a result of the full year impact of owning Thompson/Center Arms, as well as the impact of sales of ICON rifles, which were introduced at the 2007 SHOT show. Hunting firearms also includes shipments of our fixed-action and semi-automatic shotguns. Parts and accessories sales increased primarily as a result of the full year impact of selling Thompson/Center Arms black powder accessories. Non-firearm sales reflected the full year impact of the Thompson/Center Arms foundry operations, which are included in Specialty Services. Handcuff sales remained stable year-over-year.

Sales in the consumer channel were approximately $244,081,000, a $62,453,000, or 34.4%, increase over sales of $181,628,000 for fiscal 2007. The full year impact of Thompson/Center Arms added approximately $52,418,000 to fiscal 2008 consumer sales. Excluding Thompson/Center Arms sales, consumer sales grew at a rate of 8.9%. Sales to state and local government agencies were approximately $21,914,000, a $1,079,000, or 4.7%, decrease from fiscal 2007 sales of $22,993,000. Fiscal 2007 state and local government sales included a $6,177,000 order from the California Highway Patrol. Excluding the impact of this large order, our state and local government sales increased $5,098,000, or 30.3%, on continued strong performance of our M&P line of firearms. Excluding the $2,988,000 impact of Thompson/Center Arms, international sales of approximately $21,447,000 represented a $2,103,000, or 10.9%, increase over fiscal 2007 sales. Federal government sales of $3,421,000 were $7,297,000 lower than fiscal 2007 sales of $10,718,000. Fiscal 2007 included $9,766,000 in product shipments to Afghanistan. No new contracts for our products for use in Afghanistan were awarded during fiscal 2008.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Cost of revenue	$237,167	$203,535	$33,632	16.5%	$160,214
% of net revenue	70.8%	68.8%			67.7%
Gross profit	97,788	92,375	$5,413	5.9%	76,338
% of net revenue	29.2%	31.2%			32.3%

Gross profit for fiscal 2009 increased as a result of the increase in sales while gross profit as a percentage of net revenue declined as a result of the impact of significantly lower sales and production volumes of our higher margin hunting products as well as a $2,271,000 accrual related to the February 2009 Walther PPK and PPK/S recall. Reduced production levels and a reduced number of operating days at our Rochester, New Hampshire plant resulted in underutilized capacity and fixed overhead not being fully absorbed into inventory. In addition, increased capital spending over the last several years increased depreciation expense by $1,103,000 for fiscal 2009. Promotion costs were $8,368,000 compared with $8,862,000 for the year ended April 30, 2008.

Excluding the $20,015,000 full year impact of owning Thompson/Center Arms, fiscal 2008 gross profit dollars decreased $3,978,000 while gross profit as a percentage of net revenue declined 2.8%. Promotion costs of $8,862,000 were incurred to spur consumer demand and clear inventory from the supply chain, eroding gross margins for fiscal 2008 and substantially offsetting the increase in gross margin dollars caused by the growth in sales. In addition, unabsorbed fixed costs associated with a three-week plant shutdown in Springfield, Massachusetts, and a one-week plant shutdown in Rochester, New Hampshire, negatively impacted gross profit by $2,600,000.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Research and development	$2,906	$1,946	$960	49.3%	$1,248
Sales and marketing	28,378	27,857	521	1.9%	22,362
General and administrative	40,983	38,432	2,551	6.6%	28,300
Impairment of long-lived assets	98,243	—	98,243	100.0%	—

Operating expenses	$170,510	$68,235	$102,275	149.9%	$51,910
% of net revenue	50.9%	23.1%			21.9%

In October 2008, due to serious, unfavorable, and recurring economic and market conditions and other factors that had an adverse effect on the hunting market, it became apparent that goodwill and other long-lived assets related to our investment in Thompson/Center Arms were significantly impaired. We conducted a review of the reporting unit related to these products and determined that the fair value as defined in Statement of Financial Accounting Standards (“SFAS”) 142 and SFAS 144 was lower than book value, requiring us to record an impairment charge of $98,243,000. Excluding the impact of the impairment charge noted above, operating expenses for fiscal 2009 increased by $4,032,000, or 5.9%, over fiscal 2008 levels.

The increase in research and development related to $232,000 in increased testing materials as a result of the increasing cost of ammunition, $334,000 in third-party engineering costs, $70,000 in increased salaries and benefits, and $126,000 of reduced allocations to manufacturing based on an increased focus on new product engineering. The increase in sales and marketing expense reflected increased sales incentives incurred as a result of the higher handgun sales levels. The increase in general and administrative expenses included $2,690,000 in increased profit sharing related to our Springfield, Massachusetts and Houlton, Maine facilities. In addition, because of weak economic factors impacting certain of our regional retail customers, we increased our bad debt reserves by $2,312,000 in fiscal 2009. Finally, increased salaries and benefits, recruiting, and relocation resulting from changes in our management structure totaling $1,065,000 were offset by $1,742,000 in reduced amortization of intangibles as a result of the impairment charge and lower stock-based compensation expense of $1,578,000 due to lower awards and the reversal of expense associated with performance-based options that were not achieved based on actual operating results.

Operating expenses as a percentage of net revenue, excluding the impairment charge, was 21.6% for fiscal 2009, 1.5% lower than the fiscal 2008 ratio due to reduced amortization of intangibles as a result of the impairment charge as well as increased revenue caused by the increased consumer demand. General and administrative costs for fiscal 2009 included $2,437,000 of amortization while fiscal 2008 included $4,119,000 of amortization.

Operating expenses for fiscal 2008 increased primarily as a result of the full year impact of owning Thompson/Center Arms, which accounted for $13,027,000 of the total increase. The remaining $3,299,000 increase in spending included a $418,000 increase in research and development expenses, a $720,000 increase in sales and marketing expense, and a $2,161,000 increase in general and administrative expenses. The increase in research and development related to expansion of the long gun product offerings while the increase in sales and marketing expense reflected increased advertising efforts in a down market as well as increased travel by our expanded consumer sales force. The increase in general and administrative expenses included $2,145,000 in higher stock-based compensation expense and $1,502,000 in additional professional fees resulting from increased audit costs associated with the Thompson/Center Arms acquisition and the first-year costs of implementing internal controls compliance under Section 404 of the Sarbanes-Oxley Act for that location as well as increased legal fees. This was partially offset by $1,246,000 in reduced profit sharing expense. Stock-based compensation expense for fiscal 2008 included a $1,004,000 adjustment to amortize restricted stock units issued in fiscal 2007 on an accelerated method rather than the straight-line method in order to comply with our amortization policy for other stock-based awards. The adjustment did not have a material affect on prior periods.

Operating expenses as a percentage of net revenue was 23.1% for fiscal 2008, which was 1.2% higher than the fiscal 2007 ratio due to increased amortization of intangibles associated with the Thompson/Center Arms acquisition. General and administrative costs for fiscal 2008 included $4,119,000 of amortization while fiscal 2007 included $1,630,000 of amortization.

Income/(Loss) from Operations

The following table sets forth certain information regarding income/(loss) from operations for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Income/(loss) from operations	$(72,722)	$24,140	$(96,862)	(401.3)%	$24,428
% of net revenue	(21.7)%	8.2%			10.3%

Excluding the impact of the $98,243,000 impairment of Thompson/Center Arms assets, fiscal 2009 operating income of $25,521,000 was $1,381,000, or 5.7%, higher than operating income for fiscal 2008. The impact associated with the consumer-driven demand more than offset the unfavorable absorption and product mix at Thompson/Center Arms, the impact of the Walther PPK and PPK/S recall, and the increase in operating expenses.

Operating income for fiscal 2008 decreased $288,000, or 1.2%, compared with operating income for fiscal 2007. The decrease in operating income was caused by a combination of increased promotion costs, increased unabsorbed overhead costs due to plant shutdowns, and increased operating expenses, partially offset by increased sales and the effect of owning Thompson/Center Arms for a full year in fiscal 2008.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Interest expense	$5,892	$8,743	$(2,851)	(32.6)%	$3,569

Interest expense decreased for fiscal 2009 as a result of the repayment of the $28,000,000 acquisition line in May 2008, the repayment of $4,367,000 of long-term debt in June 2008, reduced borrowings under our revolving line of credit, and overall lower interest rates. In addition, our 6,250,000-share stock offering in May 2008 and the increased cash flow associated with consumer demand enabled us to reduce our overall outstanding indebtedness throughout fiscal 2009.

Interest expense increased for fiscal 2008 as a result of the additional debt incurred in mid-fiscal 2007 to acquire Thompson/Center Arms. In addition, higher revolving loan balances from lower operating cash flows caused interest expense to increase during fiscal 2008.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Income tax expense/(benefit)	$(14,918)	$5,675	$(20,593)	(362.9)%	$7,618

Our income tax benefit for fiscal 2009 included the effect of changes in temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $13,648,000, after valuation allowance, at April 30, 2009. Net deferred tax liabilities were reduced in fiscal 2009 by $21,766,000 as a result of the impairment of the Thompson/Center Arms goodwill and other long-lived assets.

As required by SFAS No. 109, “Accounting for Income Taxes,” we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

A valuation allowance of approximately $26,000 was provided on our deferred federal tax assets for a capital loss carryforward, which we do not anticipate using prior to its expiration. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2009 or 2008, as we believe that it is more likely than not that all such assets will be realized.

We had federal net operating loss carryforwards amounting to $2,285,000, $2,394,000, and $2,502,000 as of April 30, 2009, 2008, and 2007, respectively. The net operating loss carryforward at April 30, 2009 expires in fiscal years 2019 and 2020. Internal Revenue Code Section 382 limits utilization of these losses to $108,000 per year. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that can be utilized. Federal net operating losses have increased the overall net deferred tax asset of $13,648,000 by $800,000 as of April 30, 2009. Federal net operating losses account for $838,000 of the total net deferred tax liability of $10,269,000 as of April 30, 2008.

There were no state net operating loss carryforwards as of the end of fiscal 2009, 2008, or 2007.

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. The AJCA provides a deduction for income from qualified domestic production activity, or QPA, which will be phased in from 2005 through 2010. Pursuant to the Financial Accounting Standards Board (“FASB”) Staff Position No. 109-1, “Application of SFAS No. 109 (Accounting for Income Taxes), to the Tax Deduction on Qualified Production Activity provided by the AJCA of 2004,” the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA benefit for us was approximately $1,405,000 in fiscal 2009 and $970,000 in fiscal 2008 and resulted in the reduction of tax expense of $492,000 in fiscal 2009 and $339,000 in fiscal 2008. The annual deduction for the remaining federal net operating loss carryforward is so limited by Internal Revenue Code Section 382 that the unfavorable impact on the future benefits of the QPA should be negligible.

Our income tax expense for fiscal 2008 included changes in deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $9,947,000, before valuation allowance, as well as net deferred tax liabilities, which totaled $20,216,000 at April 30, 2008. Net deferred tax liabilities were reduced in fiscal 2008 by $5,404,000 as a result of amortization of intangibles related to the Thompson/Center Arms acquisition. Net tax assets (liabilities) changed substantially during the year ended April 30, 2007 primarily as a result of the acquisition of Thompson/Center Arms in January 2007.

Net Income/(Loss)

The following table sets forth certain information regarding net income and the related per share data for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands, except per share data):

			$	%
	2009	2008	Change	Change	2007

Net income/(loss)	$(64,207)	$9,121	$(73,328)	(803.9)%	$12,961
Net income/(loss) per share
Basic	$(1.37)	$0.23	$(1.60)	(695.7)%	$0.33
Diluted	$(1.37)	$0.22	$(1.59)	(722.7)%	$0.31

The decrease in net income and net income per share for fiscal 2009 was primarily attributable to the impairment of long-lived assets and goodwill associated with the acquisition of Thompson/Center Arms, which totaled $76,477,000 (net of deferred taxes of $21,766,000). Excluding this write-off, income would have increased $3,149,000 to $12,270,000 and earnings per share would have been $0.26. This increase in income was a result of increased sales due to the consumer-driven demand, partially offset by reduced volume and the corresponding gross margin impact in the hunting business. In addition, EPS was lower in fiscal 2009 due to an additional 6,250,000 shares issued during May 2008. The decrease in net income and net income per share for fiscal 2008 was primarily attributable to a weak consumer market that prompted increased promotion costs and two unscheduled plant shutdowns leading to unabsorbed overhead.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our firearm and other operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2009, 2008, and 2007 (dollars in thousands):

			$	%
	2009	2008	Change	Change	2007

Operating activities	$53,063	$6,004	$47,059	783.8%	$15,813
Investing activities	(9,452)	(14,161)	4,709	(33.3)%	(118,096)
Financing activities	(8,148)	8,451	(16,599)	(196.4)%	105,617

Total	$35,463	294	$35,169	11962.2%	$3,334

Operating activities represent the principal source of our cash flow. Cash flow from operating activities increased significantly for fiscal 2009 over fiscal 2008 levels resulting largely from a $5,431,000 decrease in inventory in fiscal 2009. In addition, accounts receivable decreased by $3,619,000 in fiscal 2009. Finally, a $3,149,000 increase in net income (excluding the non-cash impairment) and an increase in current accrual levels of $6,468,000 over the prior year increase contributed to the increase in cash from operating activities.

Cash flow from operating activities decreased for fiscal 2008 from fiscal 2007 levels. The reduction in operating cash flow for fiscal 2008 was attributable to lower net income (offset by higher non-cash items included in net income, such as depreciation and amortization, deferred taxes, and stock-based compensation expense) as well as a $15,138,000 increase in inventory and a $2,457,000 increase in accounts receivable. The negative cash flow was partially offset by $3,891,000 in increased accruals over fiscal 2007, caused primarily by accrued promotion costs for the fourth quarter promotions.

Cash used for investing activities was lower in fiscal 2009 than for fiscal 2008 due to reduced capital spending of $4,515,000.

Cash used for investing activities in fiscal 2008 was significantly lower than in fiscal 2007 due to the $103,342,000 used to acquire Thompson/Center Arms in January 2007. Capital spending was $1,706,000 lower in fiscal 2008 than in fiscal 2007. Fiscal 2007 spending was partially offset by $1,000,000 in cash received from the Springfield Redevelopment Authority as part of the final payment on 85 acres of land sold to them in fiscal 2003.

Cash used by financing activities was unfavorable compared with the prior year due to the repayment of the $28,000,000 in acquisition loan, $4,367,000 in term loans, and $7,000,000 in the revolving line partially offset by the proceeds from the May 2008 6,250,000-share stock offering.

Cash generated by financing activities in fiscal 2008 was lower than in fiscal 2007 due to $108,000,000 in debt incurred related to the acquisition of Thompson/Center Arms in January 2007, partially offset by $6,396,000 in payments to acquire treasury stock in that same fiscal year. The remaining increase in 2008 of $4,438,000 was due to $7,000,000 in increased revolving credit line borrowings to cover current cash requirements, offset by $3,954,000 in lower debt issue costs.

At April 30, 2009, we had open letters of credit aggregating $3,805,000.

At April 30, 2009, we had $39,822,000 in cash and cash equivalents on hand. We have a $40,000,000 revolving line of credit with Toronto Dominion (Texas) LLC with no balance outstanding as of April 30, 2009. In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of approximately $35,000,000 that we expect to use for general corporate purposes, including the potential purchase of additional equipment to expand our manufacturing capacity. In addition, on June 18, 2009, we reported our entry into a material definitive agreement to acquire Universal Security Response, Inc. This acquisition will utilize up to a maximum of $26,000,000 in cash. To the extent that opportunities present themselves, we may utilize a portion of the net proceeds of this offering to purchase a portion of our $80 million of outstanding senior convertible notes and strategic investments. We may also use a portion of the net proceeds of this offering to pursue opportunities for strategic relationships and other acquisitions. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2009, 2008, or 2007.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

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

We recognize trademark licensing revenue for all individual licensees on a quarterly basis based on actual receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not initially recognize minimum royalty payments but instead record such revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2009, minimum royalties to be collected in the future amounted to approximately $7,283,000.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, patents, trademarks, and tradenames. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. With the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities and a second for our Rochester, New Hampshire facility. Goodwill recorded on our books is associated only with the Rochester, New Hampshire reporting unit as it arose out of our acquisition of Thompson/Center Arms on January 3, 2007. Based on a combination of factors occurring during fiscal 2009, including the current economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit. As a result, we conducted an evaluation of these assets pursuant to SFAS 142. Based on lower order intake in the past several quarters and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173,000 during the three months ended October 31, 2008.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, under SFAS 144, we recorded an impairment charge of $57,070,000 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2008 or 2007 based on the review of long-lived assets under SFAS 144.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.

Goodwill and Acquired Intangibles

We completed a significant business acquisition in fiscal 2007, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may make additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives, and as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. At this time, the estimated range of reasonably possible additional losses, as that term is defined in SFAS No. 5, “Accounting for Contingencies,” is zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2009, we had a reserve of approximately $754,000 for environmental matters, which is recorded on an undiscounted basis.

Inventory

We value inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment (Revised).” Under SFAS No. 123(R), we calculate compensation cost on the date of the grant using the Black-Scholes method. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under our employee stock purchase program on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, dividend yield variables, and estimated forfeiture rates).

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of SFAS No. 141R will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may consummate.

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

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenue and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF No. 07-01 to have any impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.

In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. Although the adoption of FSP141R-1 will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may consummate.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for all reporting periods ending after June 15, 2009. We do not expect either of these FSP’s to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for all reporting periods ending after June 15, 2009. We do not expect these pronouncements to have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We are currently evaluating the impact of this statement.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on May 1, 2008. The adoption of SFAS No. 157 did not have any impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157, see Note 14 to our consolidated financial statements.

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

SFAS No. 159 became effective for fiscal years beginning after November 2007. We did not elect to measure any items at fair value other than those that had already been recorded as such. Therefore, the adoption of SFAS No. 159 did not have any impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. This statement was effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have any impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 161, see Note 14 to our consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2009 (dollars in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$92,384	$5,578	$6,806	$—	$80,000
Operating lease obligations	2,868	841	1,838	189	—
Purchase obligations	43,405	43,405	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	969	13	27	787	142

Total obligations	$139,626	$49,837	$8,671	$976	$80,142

On December 15, 2006, we issued and sold an aggregate of $80.0 million of senior convertible notes due 2026 to qualified institutional buyers, pursuant to the terms and conditions of an indenture and securities purchase agreement, each dated as of December 15, 2006. The notes are convertible into shares of our common stock, initially at a conversion price of approximately $12.34 per share (subject to adjustment in certain events), or 81.0636 shares per $1,000 principal amount of notes. The notes may be converted at any time. The notes pay interest on June 15 and December 15 of each year at an annual rate of 4% of the unpaid principal amount. On or after December 15, 2009 until December 15, 2011, we may at our election redeem all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest only if the closing price of our common stock for no fewer than 20 trading days in any period of 30 consecutive trading days exceeds 150% of the then applicable conversion price of the notes. After December 15, 2011, we may redeem at our election all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest. Holders of the notes may require us to repurchase all or part of their notes on December 15, 2011, December 15, 2016, or December 15, 2021, and in the event of a fundamental change in our company, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on December 15, 2026. Included in the above $92.4 million of long-term debt obligation is $6.4 million of contractually obligated interest payments pertaining to the $80.0 million in convertible debt. This amount represents interest payments through December 15, 2011, or the first redemption milestone. We may be required to pay additional interest subsequent to December 15, 2011 redemption date; however, due to the uncertainty of subsequent interest payments, they are not reflected in the above table.

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

Restatement/SEC Inquiry

In August 2003, we amended various reports previously filed with the SEC to modify certain accounting matters related to our acquisition of Smith & Wesson Corp. We restated our Form 10-KSB Report for the fiscal year ended April 30, 2002 as well as our Form 10-QSB Reports for the quarters ended July 31, 2001 and 2002, October 31, 2001 and 2002, and January 31, 2002 and 2003. The Form 10-KSB Report for the fiscal year ended April 30, 2003 was filed in December 2003 and included restated financial statements for fiscal 2002. The amended Form 10-QSB Reports for the July and October quarters were filed in January 2004, and the amended Form 10-QSB Reports for the January quarters were filed in March 2004. The SEC conducted an informal inquiry regarding the circumstances surrounding the restatement and, on June 18, 2009, notified us that it had completed its investigation and was not recommending any enforcement action against us.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenue during the three and 12 months ended April 30, 2009 ($11.5 million and $31.5 million, respectively, representing approximately 11.6% and 10.6%, respectively, of aggregate gross revenue) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in euros. Annually, we purchase approximately $20.0 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $20.0 million of inventory by approximately $2.0 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer. As of April 30, 2009, we had no forward contracts remaining as the last contract was exhausted in April 2009. We will continue to review the dollar/euro relationship and will purchase euros at the spot rate until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts.

Participating forward options provide full protection for us against the depreciation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three and 12 months ended April 30, 2009, we experienced a net unfavorable opportunity cost of $304,000 and $613,000, respectively, on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2009, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report on our internal control over financial reporting is presented on page F-2 of this report. The effectiveness of our internal control over financial reporting as of April 30, 2009 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2009, based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2009 and 2008 and the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2009 and our report dated June 30, 2009 expressed an unqualified opinion thereon.

/s/   BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 30, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2009, 2008, and 2007 is set forth on page F-50 of this report.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(24)
3.1	Amended and Restated Articles of Incorporation(2)
3.3	Amended and Restated Bylaws(3)
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1	Form of Common Stock Certificate(5)
4.5	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(6)
4.10	Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)

Exhibit
Number		Exhibit

4.11		Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(7)
4.12		Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(4)
10.2		Trademark Agency Agreement with UMAREX dated March 11, 2000(8)
10.3		Agreement with Walther/ UMAREX, dated August 1, 1999(8)
10	.5(a)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000(8)
10	.5(b)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(9)
10	.5(c)*	Employment Agreement, dated as of November 12, 2007 between the Registrant and Michael F. Golden(10)
10.12		Agreement with Western Mass Electric dated July 6, 1998(8)
10.13		Agreement with Western Mass Electric dated December 18, 2000(8)
10.14		Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000(8)
10.15		Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000(8)
10.18		Trademark License Agreement with Canadian Security Agency dated May 31, 1996(8)
10.22		Master Supply Agreement with Remington Arms dated August 1, 2001(11)
10	.23*	2001 Stock Option Plan(9)
10	.24*	2004 Incentive Stock Plan(9)
10	.25*	Form of Option to 2001 Stock Option Plan(12)
10	.26*	2001 Employee Stock Purchase Plan(12)
10	.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(12)
10	.28*	Amendments to 2004 Incentive Stock Plan(13)
10.34		Purchase and Sale Agreement with Springfield Redevelopment Authority(14)
10.35		Environmental Agreement with Springfield Redevelopment Authority(14)
10.36		Promissory Note from Springfield Redevelopment Authority(14)
10.38		Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)
10.40		Agreement with Carl Walther GmbH(15)
10	.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(16)
10.55		Amendment to Agreements with Carl Walther GmbH(17)
10	.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Stock Incentive Plan(18)
10.57		Credit Agreement, dated as of November 30, 2007, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders party thereto(19)
10	.57(a)	Amendment No. 1 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of October 31, 2008, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, Toronto Dominion (Texas) LLC, as resigning Administrative Agent, and TD Bank, N.A., as successor Administrative Agent(22)
10	.57(b)	Amendment No. 2 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of March 12, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, and TD Bank, N.A., as Administrative Agent(23)
10.58		Pledge and Security Agreement, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, and the Guarantors party thereto in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)

Exhibit
Number		Exhibit

10	.58(a)	Amendment No. 1 to Pledge and Security Agreement, dated as of October 31, 2008, by and among Smith & Wesson Holding Corporation, the other Pledgors named therein, and Toronto Dominion (Texas) LLC, as Administrative Agent(22)
10.59		Copyright Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp. and Thompson/Center Arms Company, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.60		Patent Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.61		Trademark Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.62		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.63		Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.64		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.65		Subsidiary Guarantee, dated as of November 30, 2007, by and among each of the Guarantors party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.66		Operating Companies Guarantee, dated as of November 30, 2007, by and among Smith & Wesson Corp., Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.67		Holdings/Thompson/Center Arms Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.68		Holdings/Smith & Wesson Corp. Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10	.69*	Severance and Change in Control Agreement, dated as of July 1, 2008 with William F. Spengler(20)
10	.70*	Severance Agreement, dated as of September 25, 2008, by and between the Registrant and Leland A. Nichols(21)
10.71		Voting Agreement, dated as of June 18, 2009, by and among the Registrant, SWAC-USR I, Inc., and the Principal Stockholders named therein(24)
10	.72*	Form of Indemnity Agreement
10	.73*	Severance Agreement, dated as of June 29, 2009, by and between the Registrant and Kenneth W. Chandler
21.1		Subsidiaries of the Registrant
23.1		Consent of BDO Seidman, LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Principal Executive Officer
32.2		Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(9)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 16, 2007.

(11)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(12)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(15)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 3, 2008.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 25, 2008.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 5, 2008.

(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 17, 2009.

(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

smith & wesson holding corporation

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

Date: June 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Michael F. Golden Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 30, 2009

/s/ William F. Spengler William F. Spengler	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 30, 2009

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 30, 2009

/s/ Robert L. Scott Robert L. Scott	Vice Chairman of the Board	June 30, 2009

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	June 30, 2009

/s/ John B. Furman John B. Furman	Director	June 30, 2009

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 30, 2009

/s/ David M. Stone David M. Stone	Director	June 30, 2009

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 30, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Smith & Wesson Holding Corporation’s independent auditor, BDO Seidman, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009 as stated in their report, which appears in Item 9A on page 48 of this Annual Report on Form 10-K.

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

/s/  William F. Spengler
William F. Spengler
Executive Vice President, Chief Financial Officer
and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries as of April 30, 2009 and 2008 and the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. We have also audited the schedule listed in the accompanying index for the years ended April 30, 2009, 2008, and 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information for the years ended April 30, 2009, 2008, and 2007, set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 30, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 30, 2009

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2009	April 30, 2008
	(In thousands, except par value and share data)

ASSETS
Current assets:
Cash and cash equivalents	$39,822	$4,359
Accounts receivable, net of allowance for doubtful accounts of $2,386 on April 30, 2009 and $197 on April 30, 2008	48,232	54,163
Inventories	41,729	47,160
Other current assets	3,093	4,725
Deferred income taxes	12,505	9,947
Income tax receivable	—	1,818

Total current assets	145,381	122,172

Property, plant and equipment, net	51,135	50,643
Intangibles, net	5,940	65,501
Goodwill	—	41,173
Deferred income taxes	1,143	—
Other assets	6,632	10,262

	$210,231	$289,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,009	$21,996
Accrued expenses	17,606	17,246
Accrued payroll	7,462	5,046
Accrued income taxes	2,790	—
Accrued taxes other than income	2,208	1,747
Accrued profit sharing	6,208	4,035
Accrued product liability	3,418	2,767
Accrued warranty	4,287	1,692
Current portion of notes payable	2,378	8,920

Total current liabilities	67,366	63,449

Deferred income taxes	—	20,216

Notes payable, net of current portion	83,606	118,774

Other non-current liabilities	8,633	9,461

Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 48,967,938 shares issued and 47,767,938 shares outstanding on April 30, 2009 and 41,832,039 shares issued and 40,632,039 shares outstanding on April 30, 2008	49	42
Additional paid-in capital	91,103	54,128
Retained earnings/(accumulated deficit)	(34,203)	30,004
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	50,626	77,851

	$210,231	$289,751

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended April 30,
	2009	2008	2007
	(In thousands, except per share data)

Net product and services sales	$334,955	$295,910	$236,552
Cost of products and services sold	237,167	203,535	160,214

Gross profit	97,788	92,375	76,338

Operating expenses:
Research and development	2,906	1,946	1,248
Selling and marketing	28,378	27,857	22,362
General and administrative	40,983	38,432	28,300
Impairment of long-lived assets (Note 3)	98,243	—	—

Total operating expenses	170,510	68,235	51,910

Income/(loss) from operations	(72,722)	24,140	24,428

Other income/(expense):
Other income/(expense), net	(806)	(723)	(497)
Interest income	295	122	217
Interest expense	(5,892)	(8,743)	(3,569)

Total other expense, net	(6,403)	(9,344)	(3,849)

Income/(loss) before income taxes	(79,125)	14,796	20,579
Income tax expense/(benefit)	(14,918)	5,675	7,618

Net income/(loss)/comprehensive income/(loss)	$(64,207)	$9,121	$12,961

Weighted average number of common and common equivalent shares outstanding, basic	46,802	40,279	39,655

Net income/(loss) per share, basic	$(1.37)	$0.23	$0.33

Weighted average number of common and common equivalent shares outstanding, diluted (Note 3)	46,802	41,939	41,401

Net income/(loss) per share, diluted (Note 3)	$(1.37)	$0.22	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
	(In thousands)

Balance at April 30, 2006	39,311	$39	$33,278	$8,016	$—	$—	$41,333
Exercise of warrants, net of issuance cost	1,200	1	6,011				6,012
Exercise of employee stock options	379	1	616				617
Shares issued under employee stock purchase plan	93	—	721				721
Stock based compensation	—	—	2,740				2,740
Tax benefit of stock-based compensation in excess of book deductions	—	—	1,043				1,043
Treasury stock buy-back						(6,396)	(6,396)
Net income				12,962			12,962
Adjustment to initially apply FASB Statement No. 158, net of tax					73		73

Balance at April 30, 2007	40,983	$41	$44,409	$20,978	$73	$(6,396)	$59,105
Exercise of employee stock options	522	1	1,316				1,317
Cashless exercise of warrants	35	—	—				—
Shares issued under employee stock purchase plan	148	—	917				917
Stock-based compensation			4,885				4,885
Tax benefit of stock-based compensation in excess of book deductions			2,601				2,601
Adjustment to initially apply FASB Interpretation No. 48				(95)			(95)
Net income				9,121			9,121
Issuance of common stock under restricted stock unit awards	144	—	—				—

Balance at April 30, 2008	41,832	$42	$54,128	$30,004	$73	$(6,396)	$77,851
Issuance of common stock in connection with an equity offering, net of costs of $2,329	6,250	6	32,040				32,046
Exercise of employee stock options	429	1	464				465
Disgorgement of profit			3				3
Stock-based compensation			3,307				3,307
Tax benefit of stock-based compensation in excess of book deductions			315				315
Shares issued under employee stock purchase plan	278	—	846				846
Net loss				(64,207)			(64,207)
Issuance of common stock under restricted stock unit awards	178	—	—				—

Balance at April 30, 2009	48,967	$49	$91,103	$(34,203)	$73	$(6,396)	$50,626

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income/(loss)	$(64,207)	$9,121	$12,961
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization and depreciation	12,670	12,550	7,473
Loss (gain) on sale of assets	247	5	(9)
Provision for losses on accounts receivable	2,312	299	32
Impairment of long-lived assets	98,243	—	—
Deferred income taxes	(23,917)	(3,602)	(2,243)
Stock-based compensation expense	3,307	4,885	2,740
Changes in operating assets and liabilities:
Accounts receivable	3,619	(2,457)	(16,981)
Inventories	5,431	(15,138)	(1,979)
Other current assets	1,632	(143)	106
Income tax receivable/payable	4,608	280	997
Accounts payable	(987)	(640)	4,214
Accrued payroll	2,416	(2,325)	1,413
Accrued profit sharing	2,173	(1,835)	2,619
Accrued taxes other than income	461	(902)	1,182
Accrued other expenses	360	7,149	3,487
Accrued product liability	651	(410)	114
Accrued warranty	2,595	128	74
Other assets	2,277	(644)	(237)
Other non-current liabilities	(828)	(317)	(150)

Net cash provided by operating activities	53,063	6,004	15,813

Cash flows from investing activities:
Note receivable	—	—	1,000
Payments for the purchase of Bear Lake Acquisition Corp. and direct acquisition costs, net of cash acquired	—	(107)	(103,342)
Payments to acquire patents	(46)	(116)	(108)
Proceeds from sale of property and equipment	30	13	11
Payments to acquire property and equipment	(9,436)	(13,951)	(15,657)

Net cash used for investing activities	(9,452)	(14,161)	(118,096)

Cash flows from financing activities:
Proceeds from loans and notes payable	22,698	32,415	44,683
Debt issue costs — bank debt	(113)	(612)	(308)
Proceeds from convertible debt issuance	—	—	80,000
Debt issue costs — convertible debt	—	(39)	(4,297)
Proceeds from issuance of common stock, net of issuance costs	32,046	—	—
Proceeds from disgorgement of profit	3	—	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,311	2,234	1,338
Proceeds from exercise of warrants to acquire common stock	—	—	6,012
Payments to acquire treasury stock	—	—	(6,396)
Excess tax benefit of stock-based compensation	315	2,601	1,870
Payments on loans and notes payable	(64,408)	(28,148)	(17,285)

Net cash provided/(used) by financing activities	(8,148)	8,451	105,617

Net increase in cash and cash equivalents	35,463	294	3,334
Cash and cash equivalents, beginning of period	4,359	4,065	731

Cash and cash equivalents, end of period	$39,822	$4,359	$4,065

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,710	$6,892	$1,962
Income taxes	5,459	6,714	6,539

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Activities:

On January 3, 2007, we acquired Bear Lake Acquisition Corp. and subsidiaries (Note 2)

	For the Year Ended April 30,
	2009	2008	2007
	(In thousands)

Accounts receivable	$—	$—	$7,706
Inventories	—	—	10,941
Other current assets	—	—	1,693
Deferred income tax asset	—	—	1,166
Income tax receivable	—	—	3,029
Property, plant and equipment	—	—	5,978
Intangible assets	—	—	112,661
Other assets	—	—	1,047
Accounts payable	—	—	(3,314)
Accrued expenses	—	74	(4,335)
Other current liabilities	—	33	(2,305)
Deferred income tax liability	—	—	(28,960)
Other non-current liabilities	—	—	(1,965)
Cash paid for purchase of Bear Lake Acquisition Corp. and subsidiaries, net of cash acquired	—	(107)	(103,342)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

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

On January 3, 2007, we purchased all the outstanding stock of Bear Lake Acquisition Corp., now known as Thompson Center Holding Corporation (see Note 2). This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.

2.	Acquisition of Bear Lake Acquisition Corp. (Thompson/Center Arms)

On January 3, 2007, we completed the acquisition of all of the outstanding capital stock of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc. The aggregate purchase price was $103,500, which consisted of $102,000 in cash and $1,500 in estimated direct acquisition costs. Thompson/Center Arms is a brand recognized by hunting enthusiasts with a leading position in the black powder segment of the long gun market. In addition to a leadership position in the long gun market, Thompson/Center Arms also brings expertise in long gun barrel manufacturing, which will assist us in our plans to expand further into the long gun market. See Note 24 for pro forma income statement information related to this acquisition. This acquisition was accounted for under the purchase method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The balances recorded in fiscal 2007 were adjusted in fiscal 2008 for changes in deferred taxes for a reduction in estimated state tax rates, partially offset by adjustments to product liability, workers’ compensation, and legal reserves.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table summarizes the allocation of the purchase price:

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

Under the agreement, Bear Lake Acquisition Corp. has indemnified us for losses arising from environmental conditions related to its manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, pending an environmental remediation study of the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the sellers. We are currently working on a remediation action plan with the sellers in order to remediate the environmental contamination found at the site. It is not currently possible to estimate the ultimate amount of all remediation costs. As of April 30, 2009, approximately $1,221 of the escrow had been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount in escrow to be remote.

We amortize customer relationships in proportion to the expected yearly revenue generated from the customer lists acquired. We amortize other finite-lived identifiable intangible assets on a straight-line basis. The following are

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

the identifiable intangible assets acquired and their respective weighted average lives prior to the impairment charge recorded in fiscal 2009 (see Note 3):

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$7,800	20.0
Customer relationships	46,400	20.0
Trademarks and tradenames	15,900	10.0
Order backlog	600	0.3

	$70,700

3.	Significant Accounting Policies

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

Reclassification — Certain amounts presented in the prior periods’ consolidated financial statements related to inventory, revenue, and accrued expenses have been reclassified to conform to the current periods’ presentation.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Thompson Center Holding Corporation, K.W. Thompson Tool Company, Inc., Thompson/Center Arms Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc. (inactive), and Fox Ridge Outfitters, Inc. The year-end of our wholly owned subsidiaries, Smith & Wesson Corp. and Thompson/Center Arms Company, Inc., was May 3, 2009 and April 27, 2008, a three-day variance to our reported fiscal year ends of April 30, 2009 and April 30, 2008, respectively. These variances did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2009 and April 30, 2008 and for the periods presented have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature.

Derivative Instruments — We account for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. We have purchased foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates (see Note 14).

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. We offer discounts for early payment. When we determine that extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We sometimes place past due balances for collection with an outside agency after 90 days. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts using knowledge of our customers’ financial situations and past payment history.

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

One customer accounted for approximately 11%, 9%, and 10% of our net product sales for the fiscal years ended April 30, 2009, 2008, and 2007, respectively. This customer owed us approximately $3,092, or 6% of total accounts receivable, as of April 30, 2009 and $4,443, or 8% of total accounts receivable, as of April 30, 2008.

Inventories — We value inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Other Comprehensive Income — SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income (loss). Comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available for sale securities, net of tax, as presented in our consolidated statements of income and comprehensive income. For the years ended April 30, 2009, 2008, and 2007, comprehensive income was equal to net income.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred; and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

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

Valuation of Long-lived Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

asset group, discounted using an interest rate commensurate with the risk involved. As noted below, we determined that there was a $98,243 impairment to long-lived assets in fiscal 2009.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We report revenue net of shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, when applicable.

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

We recognize trademark-licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2009, estimated minimum royalties to be collected in the future amounted to approximately $7,283 as follows:

Minimum
For the Years Ended April 30,	Royalty

2010	$1,311
2011	1,400
2012	1,585
2013	1,780
2014	726
Thereafter	481

Total minimum royalties	$7,283

Segment and Geographic Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a single business segment. Through April 30, 2009, 2008, and 2007, we have had no material personnel or facilities outside of the United States. Sales outside of the United States is detailed in Note 5.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following is a breakdown of our net sales:

	For the Years Ended April 30,
	2009		2008		2007
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(Millions)		(Millions)		(Millions)

Firearms	$313.0	93.4%	$274.1	92.6%	$221.3	93.5%
Handcuffs	7.1	2.1%	6.2	2.1%	6.2	2.6%
Specialty services	6.8	2.0%	7.6	2.6%	3.9	1.6%
Other products and services	8.1	2.5%	8.0	2.7%	5.2	2.3%

Total net sales	$335.0	100.0%	$295.9	100.0%	$236.6	100.0%

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

In fiscal 2009, we spent approximately $2,906 on research activities relating to the development of new products. In fiscal 2008, we spent approximately $1,946 on research activities. In fiscal 2007, we spent approximately $1,248 on research activities.

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

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share (in thousands except per share data).

	For the Years Ended April 30,
	2009			2008			2007
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic earnings/(loss)	$(64,207)	46,802	$(1.37)	$9,121	40,279	$0.23	$12,961	39,655	$0.33
Effect of dilutive stock options and warrants	—	—	—	—	1,660	(0.01)	—	1,746	(0.02)

Diluted earnings/(loss)	$(64,207)	46,802	$(1.37)	$9,121	41,939	$0.22	$12,961	41,401	$0.31

For fiscal 2009, 2008, and 2007, 6,485,084 shares of our common stock issuable upon conversion of the $80,000 convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive. Options and warrants to purchase 1,903,363; 216,000; and 0 shares, respectively, of our common stock were excluded from the fiscal 2009, 2008, and 2007 computation of diluted earnings per share because the effect would be antidilutive.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We have significant long-lived tangible and intangible assets which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, customer relationships, patents, trademarks, and tradenames. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. With

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities and a second for our Rochester, New Hampshire facility. Goodwill recorded on our books is associated only with the Rochester, New Hampshire reporting unit as it arose out of our acquisition of Thompson/Center Arms on January 3, 2007. Based on a combination of factors occurring during fiscal 2009, including the current economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit. As a result, we conducted an evaluation of these assets pursuant to SFAS 142. Based on lower order intake in the past several quarters and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173 during the three months ended October 31, 2008.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, under SFAS 144, we recorded an impairment charge of $57,070 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2008 or 2007 based on the review of long-lived assets under SFAS 144. See Note 10 — Intangible Assets.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.

The changes in the carrying amount of goodwill during the year ended April 30, 2009 were as follows:

Balance as of April 30, 2008	$41,173
Impairment loss	(41,173)

Balance as of April 30, 2009	$—

Accounting for Acquisition — We completed a significant business acquisition in fiscal 2007, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, under SFAS 142, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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
(Dollars in thousands, except share data)

known environmental obligations. We review reserves and may make additions or deletions to the reserves as a result of the specific facts and circumstances previously noted.

Environmental reserve increases for the fiscal years ended April 30, 2009, 2008, and 2007 amounted to approximately $172, $29, and $90, respectively. The Rochester reserve relating to environmental testing and remediation associated with our acquisition of Thompson/Center Arms is being paid directly by the administrative agent holding the escrow (see Note 22). No reserve is required on our books.

Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2009, 2008, and 2007 amounted to $6,079, $1,874, and $1,931, respectively.

The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2009, 2008, and 2007:

	For the Years Ended April 30,
	2009	2008	2007

Beginning Balance	$1,923	$1,809	$1,484
Liabilities assumed in acquisition of Thompson/Center Arms (Note 2)	—	—	234
Warranties issued and adjustments to provisions	6,079	1,874	1,931
Warranty claims	(2,668)	(1,760)	(1,840)

Ending Balance	$5,334	$1,923	$1,809

Sales and Promotional Related Expenses — In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Product),” we present product sales in the consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to approximately $10,464, $8,516, and $1,243 for the fiscal years ended April 30, 2009, 2008, and 2007, respectively. We have a co-op advertising program at the retail level. We expensed these costs amounting to approximately $918, $921, and $796 in fiscal 2009, 2008, and 2007, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net product and services sales. We included our costs relating to shipping and handling charges in cost of products and services sales.

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2,000 per occurrence. Our liability for estimated premiums and incurred losses are recorded in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Standards — In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of SFAS No. 141R will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may consummate.

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

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenue and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF No. 07-01 to have any impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the proposed new rules and the impact on our consolidated financial statements.

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
(Dollars in thousands, except share data)

Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.

In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. Although the adoption of FSP141R-1 will not have any impact on our current consolidated financial statements, we expect that it will affect the accounting treatment of future acquisitions, if any, that we may consummate.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect FSP 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for all reporting periods ending after June 15, 2009. We do not expect either of these FSP’s to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for all reporting periods ending after June 15, 2009. We do not expect these pronouncements to have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We are currently evaluating the impact of this statement.

Recently Adopted Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on May 1, 2008. The adoption of SFAS No. 157 did not have any impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157, see Note 14.

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

SFAS No. 159 became effective for fiscal years beginning after November 2007. We did not elect to measure any items at fair value other than those that had already been recorded as such. Therefore, the adoption of SFAS No. 159 did not have any impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have any impact on our consolidated financial statements (see Note 14 for required disclosures).

4.	Long-term Debt and Financing Arrangements

Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and Thompson/Center Arms (“TCA”), as borrowers, refinanced our existing credit facilities to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the line of credit. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent of our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

security on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we increased our leverage ratio to 3.50:1 for the fiscal quarters ended April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, and April 30, 2010 with the ratio returning to 3.25:1 for all subsequent quarters.

As of April 30, 2009, the credit agreement included the following:

(1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40,000, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $12,000 or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2012 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of April 30, 2009, there was $40,000 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.

(2) A 49-month, $7,800 term loan, bearing interest at a rate of 6.23% per annum, of which $5,397 was outstanding as of April 30, 2009. The monthly payment is $179, with the final payment due January 30, 2012.

(3) An 85-month, $5,500 term loan, which bears interest at a rate of 6.85% per annum, of which $587 was outstanding as of April 30, 2009. The monthly payment is $46 through May 31, 2010. In June 2008, we made a $4,367 payment against this loan, funded partially with proceeds of our May 2008 stock offering and the rest with cash from operations.

As security for the credit facility, the Lender has a first priority lien on all of our personal property and real estate assets.

We may prepay in whole or in part any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse the Lender for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement. We received a waiver of the 2% prepayment penalty associated with our repayment of the acquisition line of credit, as described above.

The credit agreement contains various covenants, including certain financial covenants, all of which were met as of April 30, 2009.

Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% Senior Convertible Notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms.

The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. The registration rights agreement covering the resale of the Notes and the common stock issuable upon conversion of the Notes required that the SEC declare the registration statement covering the Notes and the common stock issuable upon conversion of the Notes effective by June 14, 2007. Because the registration did not become effective until June 26, 2007, additional interest of approximately $260 accrued on the Notes.

The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. On or after December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes at the redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Noteholders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture covering the Notes.

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000 available under our existing credit facility with the lender, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility with the lender.

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

Debt issuance costs related to the fiscal 2005 refinancing from TD Bank amounted to $655, classified as other assets, of which $42 was amortized to expense during the fiscal year ended April 30, 2009. Debt issuance costs are being amortized using the effective interest rate method. Future amortization of expense is as follows: fiscal year 2010 is $38; 2011 is $26; 2012 is $18; 2013 is $15; 2014 is $14; and thereafter is $9. We incurred approximately $4,337 of debt issuance costs associated with the issuance of the Notes. These costs are being amortized on a straight-line basis through December 15, 2011, the date of the first redemption. During the year ended April 30, 2009, we amortized $867 to interest expense related to these Notes. In total, we incurred $933 of debt issuance costs associated with the November 2007 refinancing of our credit facility and the subsequent two modifications in October 2008 and March 2009. During fiscal 2009, we wrote off approximately $485 of unamortized debt issuance cost that we attributed to the acquisition line of credit that was paid in full in May 2008 and formally closed in October 2008. The remaining costs associated with the TD Bank lines are being amortized on a straight-line basis over seven years, the life of the revolving loan. During the year ended April 30, 2009, we amortized $66 to interest expense. The total amount amortized to interest expense for all debt issuance costs in fiscal 2009 was $1,465.

Total long-term debt maturing in fiscal 2010, 2011, 2012, and thereafter is $2,378, $2,041, $1,565, and $80,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The carrying amounts of notes payable as of April 30, 2009 and 2008 were as follows:

	April 30, 2009	April 30, 2008

Current portion of long-term debt:
49-month, $7,800 term loan	$1,856	$1,743
85-month, $5,500 term loan	522	177
5-year, $40,000 revolving line of credit	—	7,000

Total current portion	$2,378	$8,920

Non-current portion of long-term debt:
49-month, $7,800 term loan	$3,541	$5,538
85-month, $5,500 term loan	65	5,236
7-year, $70,000 acquisition loan	—	28,000
20-year, $80,000 convertible notes	80,000	80,000

Total non-current portion	$83,606	$118,774

The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We were in compliance with the debt covenants as of April 30, 2009.

Letters of Credit — At April 30, 2009, we had open letters of credit aggregating $3,805 with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.

5.	International Sales

We sell our products worldwide. The following sets forth the breakdown of export sales, which accounted for approximately 7%, 8%, and 8% of net sales for the fiscal years ended April 30, 2009, 2008, and 2007, respectively:

	For the Years Ended April 30,
Region	2009	2008	2007

Europe	$6,440	$7,725	$6,324
Asia	5,672	7,784	8,350
Latin America	4,574	2,545	1,264
All others foreign countries	7,999	6,381	3,560

Total net sales	$24,685	$24,435	$19,498

No individual foreign country accounted for more than 10% of net revenue.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

6.	Other Income (Expense)

The following sets forth the details of other income (expense) in the fiscal years ended April 30, 2009, 2008, and 2007:

	For the Years Ended April 30,
	2009	2008	2007

Currency loss on euro purchases and sales	$(692)	$(673)	$(642)
Settlement of legal case	—	(380)	—
Pension adjustment	(89)	97	—
Investment income	—	66	—
Adjustment to fair value on derivative contracts (Note 14)	(97)	(27)	70
Other	72	194	75

Total other income/(expense)	$(806)	$(723)	$(497)

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. In the fiscal years ended April 30, 2009, 2008, and 2007, advertising expenses, included in selling and marketing expenses, amounted to approximately $13,842, $13,977, and $9,466, respectively.

8.	Property, Plant, and Equipment

The following summarizes property, plant, and equipment as of April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Machinery and equipment	$68,132	$61,473
Building and improvements	6,255	5,757
Land and improvements	923	906

	75,310	68,136
Less: Accumulated depreciation	(30,356)	(21,787)

	44,954	46,349
Construction in progress	6,181	4,294

Total property, plant, and equipment	$51,135	$50,643

Depreciation expense amounted to $8,729, $7,286, and $5,349 in the fiscal years ended April 30, 2009, 2008, and 2007, respectively.

Estimated cost to complete construction in progress is approximately $4,600.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

9.	Inventories

The following sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Finished goods	$17,184	$22,313
Finished parts	13,256	12,716
Work in process	6,793	6,979
Raw material	4,496	5,152

Total inventories	$41,729	$47,160

10.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, developed technology, order backlog, trademarks, tradenames, and patents. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from four months to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following presents a summary of intangible assets:

	April 30, 2009	April 30, 2008

Developed technology	$1,740	$7,800
Customer relationships	—	46,400
Patents, trademarks, and tradenames	4,706	16,622
Backlog	600	600

	7,046	71,422
Less: Accumulated amortization	(1,106)	(5,921)

Total intangible assets	$5,940	$65,501

As noted in Note 3, during fiscal 2009, we became aware of an impairment in our intangible assets, which caused us to write off $57,070 of the net value of these assets. Amortization expense, excluding amortization of deferred financing costs, amounted to $2,475, $4,163, and $1,665 for the fiscal years ended April 30, 2009, 2008, and 2007, respectively. We expect amortization expense will approximate $636 annually over each of the next five fiscal years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

11.	Other Assets

Other assets consisted of the following as of April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Receivable from insurers	$2,035	$4,575
Escrow deposit-product liability	100	100
Escrow deposit-workers’ compensation	254	254
Debt issue costs	2,722	4,074
Excess workers’ compensation insurance receivable	324	135
Other prepaid expenses	18	25
Split dollar life insurance	1,179	1,099

Total other assets	$6,632	$10,262

12.	Receivables from Insurance Carriers

As discussed in Notes 15 and 22, we are party to lawsuits related to the use of our products. We carry insurance that would cover certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

The following summarizes the activity in the receivables from insurance carriers during the fiscal years ended April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Beginning balance	$4,665	$4,689
Payments made by insurer on claims	76	(24)
Cases dismissed and reserves released	(2,681)	—

Ending balance	$2,060	$4,665

The outstanding balance as of April 30, 2009 was $2,060 ($25 in other current assets and $2,035 in non-current assets) and as of April 30, 2008 was $4,665 ($90 in other current assets and $4,575 in non-current assets).

In October 2004, one of our insurance carriers agreed to pay a portion of past and future defense costs relating to the municipal litigation. Our insurance carriers paid defense costs of $76 and $24 for the fiscal years ended April 30, 2009 and 2008, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

13.	Accrued Expenses

The following sets forth other accrued expenses as of April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008

Accrued rebates and promotions	$690	$4,092
Accrued professional fees	1,695	1,624
Accrued audit liability	860	859
Accrued employee benefits	2,549	2,619
Accrued distributor incentives	6,330	2,444
Accrued environmental	184	68
Interest payable	1,198	1,688
Accrued workers’ compensation	640	423
Accrued utilities	440	350
Accrued other	3,020	3,079

Total accrued expenses	$17,606	$17,246

14.	Derivative Financial Instruments and Hedging Activities

Effective May 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement,” for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until May 1, 2009. We are evaluating the impact, if any, that this standard will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	quoted prices for identical or similar assets or liabilities in non-active markets (such as corporate and municipal bonds which trade infrequently);

•	inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as include certain securities and derivatives).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in	Significant Other
	April 30,	Active Markets	Observable Inputs
Description	2009	(Level 1)	(Level 2)

Assets:
Cash and short-term deposits	$39,822	$39,822	$—

Total assets	$39,822	$39,822	$—

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

The following table presents information about derivatives outstanding as of April 30, 2009 and 2008:

Asset Derivatives
Derivatives Not Designated as Hedging Instruments
under Statement 133	Balance Sheet Location	2009	2008

Foreign Exchange Contracts	Other Current Assets	$—	$97

The following table presents information about the effect of derivative instruments on our financial performance for the years ended April 30, 2009 and 2008:

Derivatives Not Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Instruments under Statement 133	Recognized in Income on Derivative	Income on Derivative
		2009	2008

Foreign Exchange Contracts	Other income/(expense )	$(613)	$294

15.	Self-Insurance Reserves

As of April 30, 2009 and 2008, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $10,985 and $11,587, respectively, of which $5,344 and $6,866, respectively, have been classified as non-current and are included in other non-current liabilities and $5,641 and $4,721, respectively, have been included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2009 and 2008, $324 and $135, respectively, of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $12,704, $7,769, and $6,671 in the fiscal years ended April 30, 2009, 2008, and 2007, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following is a summary of the activity in the workers’ compensation, product liability, and medical/dental reserves in the fiscal years ended April 30, 2009, 2008, and 2007:

	For the Years Ended April 30,
	2009	2008	2007

Beginning balance	$11,587	$11,777	$9,768
Additional provision charged to expense	12,704	7,769	6,671
Liability assumed in acquisition of Thompson/Center Arms (Note 2)	—	—	1,887
Adjustment to acquisition liability (Note 2)	—	(234)	—
Payments	(10,813)	(7,725)	(6,467)
Reduction in liability (offset by a reduction to receivable from insurers)	(2,493)	—	(82)

Ending balance	$10,985	$11,587	$11,777

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2009 and 2008, we had accrued reserves for product liability of $6,879 and $8,617, respectively (of which $3,461 and $5,850, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2009 and 2008, we had recorded receivables from insurance carriers related to these liabilities of $2,060 and $4,665, respectively, of which $2,035 and $4,575, respectively, have been classified as other assets and the remaining amounts of $25 and $90, respectively, have been classified as other current assets.

16.	Capital Stock

Common Stock Issued

On May 12, 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of approximately $35,000 to be used for corporate purposes, which may include the purchase of additional equipment to expand manufacturing capacity to satisfy product demand, the repurchase of outstanding debt, and strategic relationships and acquisitions.

During the fiscal year ended April 30, 2009, we issued 429,499 shares of common stock having a market value of $2,433 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $465.

During the fiscal year ended April 30, 2009, we issued 278,260 shares of our common stock having a market value of $1,374 under our employee stock purchase plan. The proceeds from the exercise of these shares were $846.

On May 23, 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,046 and allowed us to repay the $28,000 acquisition loan that financed a portion of the Thompson Center Holding Corporation acquisition.

During the fiscal year ended April 30, 2008, we issued 522,435 shares of common stock having a market value of approximately $8,300 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $1,317.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

During the fiscal year ended April 30, 2008, we issued 34,857 shares of common stock in a cashless exercise of 50,000 outstanding warrants having a market value of approximately $740. The purchase price of these shares was $218.

During the fiscal year ended April 30, 2008, we issued 147,817 shares of our common stock having a market value of approximately $1,300 under our employee stock purchase plan. The proceeds from the exercise of these shares were $917.

During the fiscal year ended April 30, 2007, we issued 379,309 shares of common stock having a market value of approximately $3,900 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $617.

During the fiscal year ended April 30, 2007, we issued 93,344 shares of common stock having a market value of approximately $1,300 under our employee stock purchase plan. The proceeds from the exercise of these shares were $721.

During the fiscal year ended April 30, 2007, we issued 1,200,000 shares of common stock having a market value of approximately $13,600 upon the exercise of outstanding warrants. The purchase price of these shares was $6,012.

Stock Warrants Issued and Repurchased

As described in Note 18, on September 12, 2005, in conjunction with the sale of 6,000,000 shares of our common stock, we issued to investors and our placement agent warrants to purchase 1,200,000 and 120,000 shares of our common stock, respectively.

The following outlines the activity related to the warrants for the periods indicated:

	For the Years Ended April 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of the period	70,000	$4.36	120,000	$4.36	1,320,000	$5.24
Warrants exercised during the period	—	—	(50,000)	$5.33	(1,200,000)	$5.33

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36	120,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36	120,000	$4.36

Weighted average remaining life	1.4 years		2.4 years		3.4 years

17.	Stock Option and Employee Stock Purchase Plans

We have two Employee Stock Option Plans (the “SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. Our board of directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted, and determines the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael F. Golden, in connection with his hiring as our President and Chief Executive Officer, during the fiscal year ended April 30, 2005.

The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2009, 2008, and 2007 are as follows:

	For the Years Ended April 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,247,262	$3.88	2,576,362	$2.71	2,908,167	$2.25
Granted during year	615,500	5.40	221,000	14.77	95,000	12.88
Exercised during year	(429,499)	1.08	(522,435)	2.52	(379,309)	1.63
Canceled/forfeited during year	(5,000)	4.55	(27,665)	7.78	(47,496)	3.59

Options outstanding, end of year	2,428,263	$4.76	2,247,262	$3.88	2,576,362	$2.71

Options exercisable, end of year	1,609,594	$3.79	1,639,611	$2.64	1,703,463	$2.36

As of April 30, 2009, there were 4,335,119 shares available for grant under the 2004 Incentive Stock Plan.

A summary of stock options outstanding, vested, and exercisable as of April 30, 2009 is as follows:

	Outstanding			Vested and Exercisable
	Number	Weighted	Weighted	Number	Weighted
	Outstanding	Average	Average	Exercisable at	Average
	at April 30,	Remaining	Exercise	April 30,	Exercise
	2009	Contractual Life	Price	2009	Price

Range of Exercise Prices
$0.81 - $ 1.68	833,500	5.24 years	$1.47	733,500	$1.47
$1.69 - $ 5.28	917,930	7.16 years	4.18	625,761	3.75
$5.29 - $15.00	676,833	8.46 years	9.59	250,333	10.72

$0.81 - $15.00	2,428,263	6.86 years	$4.76	1,609,594	$3.79

The aggregate intrinsic value for outstanding options and for options that are vested and exercisable as of April 30, 2009 was $5,852 and $5,440, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, will be six months, consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2009, 2008, and 2007, 278,260, 147,817, and 93,344 shares, respectively, were purchased under the ESPP.

During the year ended April 30, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We elected the modified retrospective application method in adopting SFAS 123(R), which resulted in the restatement of prior period amounts in order to present comparable compensation data. In accordance with SFAS 123(R), we calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.

The following assumptions were used in valuing our options and ESPP:

	For the Years Ended April 30,
	2009	2008	2007

Stock option grants:
Risk-free interest rate	3.90%	4.21%	4.81%
Expected term	8.83 years	3.00 years	8.00 years
Expected volatility	73.1%	61.7%	71.0%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	1.08%	2.10%	5.09%
Expected term	6 months	6 months	6 months
Expected volatility	88.7%	105.0%	55.1%
Dividend yield	0%	0%	0%

We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black- Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2009, 2008, and 2007 was

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

$4.14, $3.74, and $9.54, respectively. The weighted-average fair value of ESPP shares granted in fiscal 2009, 2008, and 2007 was $1.75, $3.17, and $4.22, respectively.

During the year ended April 30, 2009, we granted 6,000 restricted stock units, or RSU’s, subject to time-based vesting to current employees. We also granted 15,000 RSU’s to non-employees. As of April 30, 2009, there were 346,944 RSU’s outstanding as 85,748 were canceled due to employee terminations and 53,334 of performance-based RSU’s were canceled because of the failure to satisfy performance targets. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSU’s to certain employees and non-employees was approximately $1,086 for the year ended April 30, 2009. As of April 30, 2009, there was approximately $757 of unrecognized compensation cost related to unvested RSU’s. This cost is expected to be recognized over a weighted average of 0.56 years.

A summary of activity in unvested RSU’s for fiscal 2009 and 2008 is as follows:

	For the Years Ended April 30,
	2009		2008
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value

RSU’s outstanding, beginning of year	560,418	$9.68	432,900	$7.09
Awarded	21,000	3.51	339,500	12.09
Vested	(178,140)	8.95	(143,734)	7.25
Forfeited	(56,334)	10.57	(68,248)	10.41

RSU’s outstanding, end of year	346,944	$9.54	560,418	$9.68

During the year ended April 30, 2008, we granted 334,500 RSU’s, subject to time-based vesting to current employees. We also granted 5,000 RSU’s to non-employees. As of April 30, 2008, there were 560,418 RSU’s outstanding as 82,748 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSU’s to certain employees and non-employees was approximately $2,837 for the 12 months ended April 30, 2008. As of April 30, 2008, there was approximately $2,571 of unrecognized compensation cost related to unvested RSU’s. This cost is expected to be recognized over a weighted average of 0.95 years.

During the year ended April 30, 2007, we granted 447,400 restricted stock units, or RSUs, consisting of shares of restricted common stock subject to time-based vesting to current employees. As of April 30, 2007, there were 432,900 restricted stock units outstanding as 14,500 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees was approximately $811 for the twelve months ended April 30, 2007. As of April 30, 2007, there was approximately $2,248 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.2 years.

We recorded stock-based compensation expense related to SFAS 123(R) of approximately $3,307, $4,885, and $2,740 during fiscal 2009, 2008, and 2007, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2009, 2008, and 2007 was approximately $12,043, $12,822, and $17,457, respectively.

The total fair value of shares vested in fiscal 2009, 2008, and 2007 was approximately $5,440, $7,969, and $19,400, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

There were no modifications to options, warrants or RSU’s during fiscal 2009, 2008, or 2007.

At April 30, 2009, total unamortized fair value of stock options was approximately $1,280, which will be recognized over the remaining vesting period of 3.0 years.

On November 12, 2007, we granted an option to purchase 216,000 shares of our common stock to Michael F. Golden, which fully vests in three years and resulted in a valuation of approximately $809. We estimated the fair value of the option grant using the Black-Scholes option pricing model with the following assumptions: volatility of 61.7%, risk free interest rate of 4.21%, an expected life of three years, and a dividend yield of 0%.

On August 1, 2005, we granted an option to purchase 25,000 shares of our common stock to a consultant, which fully vested four months later on November 30, 2005. During the year ended April 30, 2006, we recorded the estimated fair value of this option grant, totaling approximately $118, to general and administrative expenses in the accompanying statement of income. We estimated the fair value of the option grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%, risk-free interest rate of 4.32%, an expected life of ten years, and a dividend yield of 0%.

18.	Warrants

On September 12, 2005, we completed the sale of an aggregate of 6,000,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 1,200,000 shares of our common stock (the “Warrants”). We incurred issuance costs that included the issuance of a warrant to purchase 120,000 shares of our common stock to the placement agent, having an initial fair value of $384. The exercise price of the placement agent’s warrants is $4.36 per share. The terms of the placement agent’s warrant are substantially the same as the Warrants sold to the investors except that it became exercisable on March 12, 2006 and expires on September 12, 2010.

As of April 30, 2009, all 1,200,000 investor warrants had been exercised and the 70,000 placement agent warrants were still outstanding.

19.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $1,194 for the fiscal year ended April 30, 2009, $1,028 for the fiscal year ended April 30, 2008, and $901 for the fiscal year ended April 30, 2007.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts, and Houlton, Maine, employees. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2009, we plan to contribute approximately $6,248. We contributed approximately $3,539 for the fiscal year ended April 30, 2008 and approximately $4,803 for the fiscal year ended April 30, 2007. Contributions are funded after the fiscal year-end.

We also have a defined contribution profit sharing plan covering substantially all Thompson/Center Arms employees based on certain eligibility criteria. Our board of directors, at its discretion, determines contributions to be made from net income of Thompson/Center Arms. For fiscal 2009, we do not plan to make any payments under this plan. For fiscal 2008, we paid $500. We assumed an $800 liability related to this plan as of January 3, 2007 and made payment to the plan in fiscal 2008.

20.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfather provision provides varying degrees of coverage based

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

upon years of service. There is currently one retiree covered by the program and three active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The gross post-retirement medical liability was approximately $128 as of April 30, 2009 and approximately $206 as of April 30, 2008.

SFAS No. 158 became effective in fiscal 2007 and requires that we measure the funded status of our plan as of our year-end date. The effect of this statement is reflected in the following presentation of our defined benefit plans. Upon adoption of this standard, we recorded an increase of $73 to accumulated other comprehensive income, thereby reducing the accrued post-retirement liability for the year ended April 30, 2007.

The following table sets forth the post-retirement medical amounts recognized in our post-retirement medical benefit plan:

	For the Years Ended April 30,
	2009	2008	2007

Change in benefit obligation:
Net benefit obligation at beginning of year	$121	$158	$220
Service cost	—	—	2
Interest cost	6	7	11
Actuarial loss/(gain)	(80)	(50)	(59)
Benefits paid, net of contributions	(11)	6	(16)

Net benefit obligation at end of year	$36	$121	$158

Reconciliation of funded status:
Funded status at end of year	$(36)	$(121)	$(158)
Unrecognized actuarial gain	—	—	—

Net amount recognized at end of year	$(36)	$(121)	$(158)

The current portion of the post-retirement medical plan as of April 30, 2009, 2008, and 2007 was $136, $44, and $21, respectively. For fiscal 2008, gross benefit payments and administrative fees paid were less than retiree contributions, resulting in a net increase to the benefit obligation of $6.

Net periodic post-retirement benefit loss includes the following components:

	2009	2008	2007

Service cost	$—	$—	$2
Interest cost	6	7	11

Net periodic benefit loss	$6	$7	$13

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.2% and 6.0% at April 30, 2009 and 2008, respectively.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2009, 2008, and 2007, with the rate grading down to an ultimate rate of 5.0% in fiscal 2014.

For the fiscal years ended April 30, 2009 and 2008, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2010 — $13, 2011 — $21, 2012 — $6, and thereafter — $0.

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan (“executive plan”) for certain Thompson/Center Arms officers, which covered four current and former executives at April 30, 2009. Benefits under this plan are paid monthly (currently monthly benefit is $3,063 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of April 30, 2009, $123 has been accrued in accrued liabilities and $523 has been accrued in other non-current liabilities in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.47% and the remaining months of commitment. Estimated future benefit payments are as follows: 2010 — $123, 2011 — $110, 2012 — $110, 2013 — $110, 2014 — $92, and thereafter — $159.

Under the executive plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of April 30, 2009, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit.

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

Income tax expense consists of the following:

	For the Years Ended April 30,
	2009	2008	2007

Current:
Federal	$7,419	$7,958	$8,660
State	1,580	1,319	1,201

Total current	8,999	9,277	9,861
Deferred:
Deferred federal and state	(23,917)	(3,560)	(2,243)
Change in valuation allowance	—	(42)	—

Total deferred	(23,917)	(3,602)	(2,243)

Total income tax expense/(benefit)	$(14,918)	$5,675	$7,618

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following presents a reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements:

	For the Years Ended April 30,
	2009	2008	2007

Federal income taxes expected at 35% statutory rate	$(27,693)	$5,197	$7,203
State income taxes, less federal income tax benefit	(1,162)	737	444
Employee Stock Purchase Plan	133	97	98
Other	(152)	(225)	88
Business meals and entertainment	112	96	88
Export sales benefit	—	—	(38)
Depreciation-permanent	(11)	(20)	(22)
Effect of Goodwill impairment	14,401	—	—
Domestic production activity deduction	(492)	(339)	(151)
Research and development tax credit	(97)	(50)	(92)
Change in FIN 48 Reserve	43	182	—

Total income tax expense/(benefit)	$(14,918)	$5,675	$7,618

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2009	2008

Current tax assets (liabilities):
Environmental reserves	$68	$25
Inventory reserves	4,115	3,027
Product liability	1,519	714
Accrued expenses, including compensation	5,076	3,546
Warranty reserve	341	576
Other	843	640
Property taxes	(136)	(126)
Promotions	679	1,545

Net deferred tax asset — current	$12,505	$9,947

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

	April 30,
	2009	2008

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$800	$838
Environmental reserves	221	218
Product liability	389	1,142
Workers’ compensation	—	310
Warranty reserve	1,700	153
SFAS 123(R) compensation	5,571	5,179
Property, plant and equipment	(5,488)	(3,290)
Intangible assets	(2,061)	(24,867)
Transaction costs	(186)	(183)
Pension	199	303
Other	24	7
Less valuation allowance	(26)	(26)

Net deferred tax asset (liability) — non-current	$1,143	$(20,216)

Net tax asset (liability) — total	$13,648	$(10,269)

We had federal net operating loss carryforwards amounting to $2,285, $2,394, and $2,502 as of April 30, 2009, 2008, and 2007, respectively. The April 30, 2009 net operating loss expires in years 2019 and 2020. Utilization of these losses is limited by Section 382 of the Internal Revenue Code to $108 per year. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward. Federal net operating losses have increased the overall net deferred tax asset of $13,648 by $800 as of April 30, 2009. Federal net operating losses have reduced the overall net deferred tax liability of $10,269 by $838 as of April 30, 2008.

There were no state net operating loss carryforwards as of April 30, 2009 and 2008. We have reserved approximately $26 against non-current deferred taxes for a capital loss carryforward, which we do not anticipate using prior to its expiration.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

We adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on May 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the interpretation has been recorded as a $95 charge to the retained earnings balance as of May 1, 2007, a reclassification of SFAS No. 5 reserves of $586, an $85 adjustment to goodwill, and an additional $57 of income tax expense. At April 30, 2009 and 2008, we had gross tax-affected unrecognized tax benefits of approximately $929 and $944, respectively, all of which, if recognized, would favorably impact the effective tax rate. In addition, at April 30, 2009 and 2008, we have approximately $201 and $152, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 30,
	2009	2008

Beginning balance	$944	$823
Gross increases — tax positions in prior year	56	94
Gross increases — current period tax positions	24	30
Settlements	(95)	(3)

Ending balance	$929	$944

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2010, we expect to incur additional interest on outstanding tax accounts. We don’t expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exception, we are subject to U.S. federal, state and local, or non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by the Internal Revenue Service for tax year ended April 30, 2007. We anticipate this audit will be completed by the end of fiscal 2010.

22.	Commitments and Contingencies

Litigation

We, together with other firearm manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury, including wrongful death. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that, in every case, the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are a co-defendant in legal proceedings brought by the City of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties in shootings. The city’s complaint seeks money damages, among other things, for the costs of investigating crime, preventing crime, costs of medical care, police and emergency services, and decreases in property values. In addition, nuisance abatement and/or injunctive relief is sought to change the design, manufacture, marketing, and distribution practices of the various defendants. The suit alleges public nuisance, negligent distribution and marketing, and negligent design. We believe that the various allegations as described above are unfounded, and, in addition, that any accidents and any results from them were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. We have filed a Motion to Dismiss the litigation. The court has dismissed our Chairman of the Board from the litigation.

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

In the fiscal years ended April 30, 2009, 2008 and 2007, we paid $1,323, $406, and $66, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $0, $463, and $25, respectively, in those fiscal years in settlement fees relative to product liability cases.

In fiscal 2009, 2008, and 2007, we recorded expense of $1,642, $331, and $159, respectively, to recognize changes in our product and municipal litigation liability.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

New Cases

Scott C. Worrall v. Smith & Wesson Corp., et. al., in the Superior Court for the State of Indiana for the County of Vigo. The complaint, filed on January 9, 2009, alleges that plaintiff sustained eye injuries on or about January 9, 2007, while using a Smith & Wesson Model 22A-1 firearm. Plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges negligence, strict liability, design and manufacturing defects, failure to warn, and breach of warranty. On February 18, 2009, we filed a motion to dismiss plaintiff’s complaint. On May 1, 2009, the court granted our motion to dismiss without prejudice. On May 19, 2009, plaintiff filed his amended complaint. On May 29, 2009, we filed our answer to plaintiff’s amended complaint. Discovery is ongoing. No trial has been set to date.

Chester Wolfe, et. al. v. Smith & Wesson Holding Corporation, etl al. in the Common Pleas Court of Miami County, Ohio. The complaint, filed on December 16, 2008, alleges that the plaintiff sustained an amputation of his left thumb on December 25, 2007, while operating a Smith & Wesson Model 460 revolver, due to gas escaping from the barrel cylinder gap at the front of the revolver. Plaintiffs allege products liability asserting claims for design and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

manufacturing defect, failure to warn, and loss of consortium. Plaintiffs seek damages in excess of $25,000. On January 14, 2009, we filed our answer denying plaintiffs’ allegations. Discovery is ongoing. Trial is scheduled to begin on March 2, 2010.

Michael Robinson v. Smith & Wesson Corp., in Superior Court for the Judicial District of New London, in New London, Connecticut. The complaint, filed on May 8, 2009, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on or about March 18, 2007. The plaintiff seeks unspecified monetary and punitive damages against us and a subsequent seller of the firearm. The plaintiff claims to have been injured when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges design and manufacturing defect, failure to warn, negligence, and breach of warranty, in that the Walther PPK/S pistol was defective in that it discharged without the trigger being pulled. Plaintiff also asserts a claim for temporary or permanent injunction to prevent us from modifying the firearm in question. On February 20, 2009, we announced a recall of Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain of our pistols. We will evaluate the impact the condition that led to the recall had on this firearm, if any. Our answer to plaintiff’s complaint is due on July 2, 2009.

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

District of Columbia, et al. v. Beretta U.S.A. Corp., et al., in the Superior Court for the District of Columbia. On October 27, 2005, defendants filed a Motion for Judgment on the Pleadings based on the Protection of Lawful Commerce in Arms Act (“PLCAA”). On May 22, 2006, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On January 10, 2008, the D.C. Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiffs’ case pursuant to the PLCAA. On October 23, 2008, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court. On March 9, 2009, the United States Supreme Court denied the plaintiff’s petition for certiorari.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

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

Cases on Appeal

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal have been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006, wherein both parties presented their final arguments. No decision has been issued to date.

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals issued an opinion affirming the trial court’s dismissal of plaintiff’s claims against the manufacturer defendants. On December 23, 2003, the Indiana Supreme Court issued a decision on plaintiff’s Petition to Transfer reversing the decision of the court of appeals and remanding the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the PLCAA. Plaintiffs’ opposition to defendants’ motion to dismiss was filed on February 22, 2006. Oral argument was held on May 10, 2006. On October 23, 2006, the court denied defendants’ motion to dismiss. On November 21, 2006, defendants filed a motion requesting certification of an interlocutory appeal of the court’s order denying defendant’s motion to dismiss based on the PLCAA. The court granted defendant’s motion and certified the case for appeal on the same day it was filed. On February 5, 2007, the Court of Appeals accepted jurisdiction of the appeal. Defendants filed their notice of appeal with the Court of Appeals on February 5, 2007. Oral argument was held

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

before the Indiana Court of Appeals on October 1, 2007. On October 29, 2007, the Indiana Court of Appeals issued its decision affirming the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On November 28, 2007, defendants filed a petition for rehearing in the Indiana Court of Appeals. On January 9, 2008, the Court of Appeals issued an order denying defendants’ motion for rehearing. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court. Plaintiff’s response to defendants’ petition to transfer to the Indiana Supreme Court was filed. On January 12, 2009, the Indiana Supreme Court denied defendants’ petition to transfer jurisdiction. Defendants’ deadline to appeal to the United States Supreme Court expired on April 9, 2009. Defendants elected not to ask that court to review the Indiana Court of Appeals’ October 29, 2007 decision. Trial is not currently scheduled.

Pending Cases

In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. A hearing was held on our motion to dismiss on January 12, 2009. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants.

Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation. On March 26, 2009, our motion in that case was granted as to Mr. Monheit and denied as to the remaining defendants. On June 11, 2009 we filed a motion to dismiss. No decision has issued to date.

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Crois. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. Trial is scheduled to begin on September 28, 2009.

Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. The complaint, filed on March 20, 2007, alleges that plaintiff sustained eye injuries on or about April 23, 2004, while using a Smith & Wesson 9mm pistol. The plaintiff seeks unspecified damages against us, the ammunition manufacturer, and the sellers of the firearm and ammunition. The complaint alleges negligence, design and manufacturing defects, failure to warn, and breach of warranty. On April 30, 2007, we filed an answer to the plaintiff’s complaint denying all allegations of liability. On May 1, 2007, a co-defendant filed a Motion for Change of Venue. The Court denied the motion for change of venue. The ammunition manufacturer filed for, and was granted, summary judgment, leaving us and the seller of the firearm as the remaining defendants in the case. In granting summary judgment in favor of the ammunition manufacturer, however, the trial court also ruled that the remaining defendants could not claim, argue or attempt to attribute fault, at trial, directly or indirectly, express or implied, on the part of the manufacturer of the ammunition plaintiff was using at the time of the incident at issue in the case. On August 29, 2008, the Washington Court of Appeals heard a petition for discretionary review filed on our behalf challenging this ruling. On September 2, 2008, the Washington Court of Appeals denied our petition for discretionary review. On September 4, 2008, the seller of the firearm and ammunition settled with the plaintiff, leaving us as the only remaining defendant in the case. The trial of this matter was set to begin on September 8, 2008. However, the trial was ultimately continued to allow the Court to resolve certain pre-trial issues, including the admissibility of evidence of an ammunition failure as the cause for this incident. On December 2, 2008, the plaintiff filed a motion to vacate the summary judgment dismissing the ammunition manufacturer defendant from the case. A pre-trial conference was held December 9, 2008. On April 10, 2009, the Court vacated the ammunition manufacturer’s summary judgment, and they are once again a defendant in the case. Trial has been rescheduled to January 2, 2010.

Roger Foltz v. Smith & Wesson Corp., in the United States District Court for the Northern District of Texas. This civil action, filed on April 7, 2008 in the District Court of Dallas County, Texas, alleges that the plaintiff sustained an amputation of a portion of his left index finger on April 8, 2006, while operating a Smith & Wesson Model 460 revolver due to gas escaping from the barrel cylinder gap at the front of the revolver. The plaintiff has asserted an unspecified claim for money damages seeking to recover from the physical pain, mental and emotional anguish, and medical expenses incurred as a result of this incident. We filed an answer to the complaint on May 13, 2008 denying any and all liability to the plaintiff. On May 20, 2008, the matter was removed to the United States District Court for the Northern District of Texas. Mediation was conducted on October 21, 2008. On January 14, 2009, we filed a motion for summary judgment. No decision has issued on the motion to date. The trial was rescheduled to October 5, 2009.

Steve J. Bezet v. Smith & Wesson Corp., in the United States District Court for the Middle District of Louisiana. The complaint, filed on October 24, 2008, alleges that the plaintiff sustained personal injuries on February 8, 2008, as a result of the accidental discharge of a Smith & Wesson Model 4006 pistol. The plaintiff seeks damages in the amount of $1,150,000 as compensation for the medical expenses, loss of earning capacity, conscious pain and suffering, and disability allegedly sustained by the plaintiff. The complaint asserts claims for negligence and strict liability. On December 16, 2008, we filed a partial motion to dismiss and answer to the plaintiff’s complaint denying all allegations of liability. On March 10, 2009, the court granted our motion to dismiss and dismissed plaintiff’s non-Louisiana Products Liability claims with prejudice. Discovery is ongoing. Trial is not yet scheduled.

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
(Dollars in thousands, except share data)

associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiff’s allegations of liability. Discovery is ongoing. Trial is scheduled for September 28, 2009.

Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. The civil action, filed September 9, 2008, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on September 25, 2006. The plaintiff seeks unspecified money damages against us, the holster manufacturer, the seller of the holster, and the seller of the firearm. The plaintiff claims to have been injured while on duty as a police officer in Granite City, Illinois, when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges that the Walther PPK/S pistol was defective in that the firearm safety mechanisms failed to prevent the pistol from discharging without the trigger being pulled. On October 22, 2008, we filed an answer to the plaintiff’s complaint denying all allegations of liability. The case was removed to the United States District Court for the Southern District of Illinois. On February 20, 2009, we announced a recall of Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain of our pistols. We continue to evaluate the impact the condition that led to the recall had on this firearm, if any. Discovery is ongoing. Trial is scheduled for February 16, 2010.

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

Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et. al. in the 151st Judicial District for Harris County, Texas. The district court petition filed on September 24, 2007, alleges that plaintiff Jesse James sustained eye injuries while using a Thompson/Center Arms rifle. The plaintiffs seek an unspecified amount of compensatory damages against Thompson/Center Arms, us, and the seller/distributor of the firearm. Plaintiffs allege negligence, design and manufacturing defects, failure to warn, and breach of warranty. On October 17, 2007, defendant filed an answer to the plaintiffs’ complaint denying all allegations of liability. Plaintiffs have tentatively agreed that we are not a proper party and no answer is currently required. Should it be determined that we are a proper party, we will have 30 days to file an answer. Discovery is ongoing. Trial was rescheduled to December 7, 2009.

SEC Investigation

The SEC conducted an investigation to determine whether there were violations of the federal securities laws in connection with matters relating to the restatement of our consolidated financial statements for fiscal 2002 and the first three quarters of fiscal 2003. On June 18, 2009, the SEC notified us that it had completed its investigation and was not recommending any enforcement action against us.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Bureau of Alcohol, Tobacco, Firearms & Explosives (“ATF”) Audit

The ATF asserted various instances of failure to comply with the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These asserted violations related to inventory, record keeping, and reporting obligations. We resolved the compliance issues raised by ATF, which agreed not to commence or recommend any licensing proceedings against us as a result of any conduct known to it. The resolution included various measures designed to achieve our goal of positioning ourselves at the forefront of industry compliance efforts. In connection with resolving the matter, we agreed, among other things, to maintain an internal compliance department to ensure compliance with all firearms laws; agreed to extra compliance inspections; agreed to continue to work with ATF in following internal compliance processes; and agreed to institute various inventory, record keeping, tracking, and reporting procedures. In addition, we agreed to pay a settlement in the amount of $500, payable $200 by March 14, 2009 and $150 on each of January 14, 2010 and January 14, 2011. As of April 30, 2009, the March payment had been remitted to the ATF with the remaining amounts payable recorded as $150 in current liabilities and $150 in non-current liabilities.

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

We had reserves of $754 as of April 30, 2009 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

On February 25, 2003, we sold approximately 85 acres of company-owned property in the city of Springfield, Massachusetts to the Springfield Redevelopment Authority (“SRA”) for $1,750, resulting in a net gain of $1,700. The terms of the sale included a cash payment of $750 at the closing and a promissory note for the remaining $1,000. The note was collateralized by a mortgage on the sold property. This note was due in 2022 and accrued interest at a fixed rate of 6.0% per annum. This note was paid in full by the SRA in fiscal 2007.

The 85 acres have known environmental liabilities related to past operating practices, and the sales price reflected those issues. The buyer, the SRA, is an agency of the city of Springfield and had obtained governmental grants to help defray costs related to the property. At the time of the sale, we did not decrease our reserves as we were waiting for the remediation (which would eliminate any potential liability) to be completed. Remediation was completed by the SRA in May 2005 and we reduced our environmental reserves by $3,100 in the quarter ended July 31, 2005.

Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including Thompson/Center Arms Company, Inc., for $102,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the sellers. We are currently working on a remediation action plan with the sellers in order to remediate the environmental contamination found at the site. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2009, approximately $1,221 of the escrow has been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2011, machinery and photocopiers at our Springfield, Houlton, and Rochester locations with various expiration dates, modular building space in our Rochester location that expires in January 2010, and vehicles for our national sales force.

As of April 30, 2009, the lease commitments were approximately as follows:

For the Years Ended April 30,	Amount

2010	$841
2011	660
2012	608
2013	570
2014	189
Thereafter	—

$2,868

Rent expense in the fiscal years ended April 30, 2009, 2008, and 2007 was approximately $804, $561, and $413, respectively.

We relocated into a new Scottsdale location on August 1, 2005 and entered into a 65-month lease agreement for the space. The lease expense for fiscal year 2009 is approximately $73, 2010 is $75, and 2011 is $45. On February 29, 2008, we sublet part of the Scottsdale location to Global Alert, LLC, a company partly owned by a member of our board of directors. The sublease is for the remaining term of the original lease and will reduce our lease expense by approximately $32 in 2010 and $20 in 2011.

23.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2009 and fiscal 2008. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$78,480	$73,227	$83,712	$99,536	$334,955
Gross profit	25,376	19,968	21,588	30,856	97,788
Income (loss) from operations	6,249	(95,528)	4,580	11,977	(72,722)
Net income (loss)	$2,254	$(76,231)	$2,355	$7,415	$(64,207)
Per common share
Basic	$0.05	$(1.62)	$0.05	$0.16	$(1.37)
Diluted	$0.05	$(1.62)	$0.05	$0.14	$(1.37)
Market price (high-low)	$7.48-4.08	$5.83-1.53	$3.29-1.67	$7.50-2.30	$7.50-1.53

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

	For the Year Ended April 30, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$74,842	$71,396	$66,565	$83,107	$295,910
Gross profit	27,209	23,078	16,620	25,468	92,375
Income from operations	9,809	6,534	310	7,487	24,140
Net income (loss)	$4,690	$2,942	$(1,807)	$3,296	$9,121
Per common share
Basic	$0.12	$0.07	$(0.04)	$0.08	$0.23
Diluted	$0.11	$0.07	$(0.04)	$0.08	$0.22
Market price (high-low)	$19.20-12.04	$22.80-11.98	$12.77-3.72	$7.77-4.28	$22.80-3.72

24.	Subsequent Event

On June 18, 2009, we announced that we entered into a material definitive agreement to acquire Universal Safety Response, Inc. (“USR”). USR, based in Franklin, Tennessee, sells and installs perimeter security products to military and large corporate customers. USR’s business model, product line and broad customer base will allow us to expand into new markets in the security industry.

25.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations assuming that the Thompson/Center Arms acquisition had occurred on May 1, 2006:

Fiscal
2007

Revenue	$287,675
Net income	$14,960
Net income per share	$0.37

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2009, 2008, and 2007

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,
	(In thousands)

2009
Allowance for doubtful accounts	$197	$2,312	$		$(123)	$2,386
Inventory reserve	3,947	1,723			(1,211)	4,459
Deferred tax valuation allowance	26					26
Warranty reserve	1,923	6,079			(2,668)	5,334
Product liability	8,617	1,528	(2,681	)(1)	(584)	6,880
Workers compensation	1,439	1,865	189	(5)	(970)	2,523
Environmental	645	171			(62)	754
2008
Allowance for doubtful accounts	$146	$299	$		$(248)	$197
Inventory reserve	4,290	161			(504)	3,947
Deferred tax valuation allowance	26					26
Warranty reserve	1,809	1,788			(1,674)	1,923
Product liability	8,951	331	(259	)(4)	(406)	8,617
Workers compensation	1,505	631			(697)	1,439
Environmental	829	(148)			(36)	645
2007
Allowance for doubtful accounts	$75	$32	$155	(2)	$(116)	$146
Inventory reserve	2,392	935	1,119	(2)	(156)	4,290
Deferred tax valuation allowance	42	(42)	26	(2)		26
Warranty reserve	1,484	1,931	234	(2)	(1,840)	1,809
Product liability	7,469	159	1,348	(3)	(25)	8,951
Workers compensation	1,297	600	79	(2)	(471)	1,505
Environmental	603	90	231	(2)	(95)	829

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

(2)	Increase in 2007 valuation accounts represents acquired balances as of January 3, 2007 relating to the Thompson/Center Arms acquisition.

(3)	Increase of $1,396 in product liability represents acquired balance as of January 3, 2007 relating to the Thompson/Center Arms acquisition offset by $48 decrease that was offset by a corresponding reduction in receivable from insurance carrier.

(4)	Decrease of $234 in product liability represents adjustment to acquisition accounting relating to the Thompson/Center Arms acquisition and by $24 decrease that was offset by a corresponding reduction in receivable from insurance carrier.

(5)	Increase in workers’ compensation was offset by a corresponding increase in excess workers’ compensation insurance receivable (other assets).