Form 10-Q
period 2009-07-31
SMITH & WESSON HOLDING CORP
filed 2009-09-09
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 59,472,048 shares of common stock, par value $0.001, outstanding as of September 1, 2009.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2009	April 30, 2009
	(Unaudited)
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,173	$39,822
Accounts receivable, net of allowance for doubtful accounts of $935 on July 31, 2009 and $2,386 on April 30, 2009	66,279	48,232
Inventories	47,401	41,729
Other current assets	5,608	3,093
Deferred income taxes	11,377	12,505

Total current assets	165,838	145,381

Property, plant and equipment, net	53,826	51,135
Intangibles, net	18,742	5,940
Goodwill	79,992	—
Deferred income taxes	—	1,143
Other assets	6,537	6,632

	$324,935	$210,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,181	$21,009
Accrued expenses	23,097	17,606
Accrued payroll	6,823	7,462
Accrued income taxes	2,891	2,790
Accrued taxes other than income	2,652	2,208
Accrued profit sharing	9,182	6,208
Accrued product liability	3,485	3,418
Accrued warranty	3,943	4,287
Current portion of notes payable	4,492	2,378

Total current liabilities	77,746	67,366

Deferred income taxes	2,038	—

Notes payable, net of current portion	83,059	83,606

Other non-current liabilities	25,675	8,633

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 60,646,382 shares issued and 59,446,382 shares outstanding on July 31, 2009 and 48,967,938 shares issued and 47,767,938 shares outstanding on April 30, 2009	61	49
Additional paid-in capital	164,310	91,103
Retained earnings/(accumulated deficit)	(21,631)	(34,203)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	136,417	50,626

	$324,935	$210,231

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended:
	(in thousands, except per share data)
	July 31, 2009	July 31, 2008
Net product and services sales	$102,236	$78,480
Cost of products and services sold	66,615	53,632

Gross profit	35,621	24,848

Operating expenses:
Research and development	880	775
Selling and marketing	7,045	7,703
General and administrative	10,999	10,649

Total operating expenses	18,924	19,127

Income from operations	16,697	5,721

Other income/(expense):
Other income/(expense), net	3,206	(112)
Interest income	159	58
Interest expense	(1,331)	(2,051)

Total other income/(expense), net	2,034	(2,105)

Income before income taxes	18,731	3,616
Income tax expense	6,159	1,362

Net income/comprehensive income	$12,572	$2,254

Weighted average number of common and common equivalent shares outstanding, basic	53,779	45,462

Net income per share, basic	$0.23	$0.05

Weighted average number of common and common equivalent shares outstanding, diluted (Note 13)	61,099	46,595

Net income per share, diluted (Note 13)	$0.21	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended July 31, 2009

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance at April 30, 2009	48,967	$49	$91,103	$(34,203)	$73	$(6,396)	$50,626
Issuance of common stock in connection with an equity offering, net of costs of $2,418	6,000	6	35,076				35,082
Issuance of common stock in connection with acquisition of Universal Safety Response, Inc., net of costs of $13	5,492	6	37,659				37,665
Exercise of employee stock options	64	0	106				106
Stock-based compensation			587				587
Tax benefit of stock-based compensation in excess of book deductions			(97)				(97)
Net income				12,572			12,572
Issuance of common stock under restricted stock unit awards, net of shares surrendered	123	—	(124)				(124)

Balance at July 31, 2009	60,646	$61	$164,310	$(21,631)	$73	$(6,396)	$136,417

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Month Ended
	July 31, 2009	July 31, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$12,572	$2,254
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation	3,011	4,034
Gain on sale of assets	—	(28)
Provision for losses on accounts receivable	(381)	369
Deferred income taxes	2,480	—
Stock-based compensation expense	587	1,116
Changes in operating assets and liabilities:
Accounts receivable	(7,848)	(7,084)
Inventories	(1,506)	(5,483)
Other current assets	(1,811)	(3,237)
Income tax receivable/payable	83	1,121
Accounts payable	(4,373)	(6,165)
Accrued payroll	(1,160)	443
Accrued profit sharing	2,974	1,485
Accrued taxes other than income	(46)	468
Accrued other expenses	(4,326)	(4,067)
Accrued product liability	67	138
Accrued warranty	(403)	64
Other assets	(136)	(47)
Other non-current liabilities	(2,173)	95

Net cash used by operating activities	(2,389)	(14,524)

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	(20,687)	—
Payments to acquire patents	(75)	(16)
Proceeds from sale of property and equipment	—	28
Payments to acquire property and equipment	(3,682)	(1,110)

Net cash used for investing activities	(24,444)	(1,098)

Cash flows from financing activities:
Proceeds from loans and notes payable	2,950	14,697
Debt issue costs — bank debt	—	(16)
Proceeds from issuance of common stock, net of issuance costs	35,082	32,062
Proceeds from disgorgement of profit	—	3
Proceeds from exercise of options to acquire common stock	106	38
Taxes paid related to restricted stock issuance	(124)	—
Excess tax (book) deduction of stock-based compensation	(97)	(175)
Payments on loans and notes payable	(15,733)	(33,981)

Net cash provided by financing activities	22,184	12,628

Net decrease in cash and cash equivalents	(4,649)	(2,994)
Cash and cash equivalents, beginning of period	39,822	4,359

Cash and cash equivalents, end of period	$35,173	$1,365

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,756	$2,225
Income taxes	3,602	410
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
(1) Basis of Presentation:
     The consolidated balance sheet as of July 31, 2009, the consolidated statements of income for the three months ended July 31, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2009, and the consolidated statements of cash flows for the three months ended July 31, 2009 and 2008 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp., Thompson Center Holding Corporation, and Universal Safety Response, Inc., was August 2, 2009, a two-day variance to our reported fiscal quarter end of July 31, 2009. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2009 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2009 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2009. The results of operations for the three months ended July 31, 2009 may not be indicative of the results that may be expected for the year ending April 30, 2010 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to licensing revenue and foreign currency transactions have been reclassified to conform to the current period’s presentation.
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
     On May 11, 2001, we acquired all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.
     On January 3, 2007, we acquired all the outstanding stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries, including Thompson/Center Arms Company, Inc. (collectively “TCA”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired business have been included in our consolidated financial statements since the acquisition date.
     On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”). The initial purchase price was $58,334, which consisted of $20,657 in cash and $37,677 in common stock paid at closing. In addition, the former shareholders of USR have the right to earn up to 4,001,522 shares of our common stock if USR achieves certain EBITDAS targets in calendar years 2009 and 2010. As of the acquisition date, this contingent consideration was assigned a fair value of $27,450 under Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations (revised).” As of July 31, 2009, this liability was adjusted to a fair value of $24,250, with $7,275 classified as a current liability relating to the amount that we expect to pay during the current fiscal year and $16,975 classified as a non-current liability. Two of USR’s shareholders dissented to the transaction. We have accrued $1,010 as an estimate of the amount we currently expect to pay to these two dissenting shareholders.
     USR, based in Franklin, Tennessee, sells and installs perimeter security products to military and large corporate customers. Our acquisition of USR was designed to enable us to leverage USR’s business model, product line, and broad customer base to foster its growth as a part of our company and enable us to expand into new markets in the security industry.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained. The following table summarizes the preliminary allocation of the purchase price:

Total purchase consideration:
Cash	$20,657
Stock	37,677
Contingent consideration	27,450
Accrual for dissenting shareholders	1,010

Total purchase consideration	$86,794

Accounts receivable, net of allowance for doubtful accounts of $35	$9,817
Inventories	4,167
Other current assets	704
Deferred income taxes	425

Total current assets	15,113
Property, plant and equipment, net	1,315
Intangibles, net	13,190
Goodwill	79,992
Other assets	10

Total assets acquired	109,620

Accounts payable	4,545
Accrued expenses	590
Accrued payroll	521
Accrued income taxes	18
Accrued taxes other than income	489
Accrued warranty	59
Current portion of notes payable	7,231
Total current liabilities	13,453
Deferred income taxes	2,254
Notes payable, net of current portion	7,119

Total liabilities assumed	22,826

$86,794

     Goodwill is not expected to be deductible for tax purposes.
     We amortize customer relationships and developed technology in proportion to the expected yearly revenue generated from the customer lists acquired or products expected to be sold. Order backlog is amortized over the contract lives as they are executed. Trademarks and tradenames are expected to have an indefinite life. The following are the identifiable intangible assets acquired and their respective weighted average lives:

		Weighted
		Average
		Life
	Amount	(In years)
Developed technology	$2,090	10.0
Maintenance customer relationships	500	12.0
Trademarks and tradenames	7,500
Order backlog	3,100	0.8

	$13,190

(3) Significant Accounting Policies:
     Revenue Recognition — For our firearm segment, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
determinable; and (4) collection is reasonably assured. We report revenue, net of shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, when applicable. For our perimeter security segment, we recognize revenue from fixed-price installation contracts using the percentage-of-completion method for financial reporting purposes, measured by the percentage of costs incurred to date to our estimate of total costs for each contract. Each fixed-price contract is segmented into several phases with the cost and revenue of each phase determined separately from other phases.
     Product sales account for a substantial portion of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, casting, heat treating, finishing, plating, and engineering support services to customers. We recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectability is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.
     We recognize trademark licensing revenue for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize as revenue non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectability of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Operating results in the future could vary from the amounts derived from these estimates and assumptions. Our significant estimates include accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.
     Accounting for Acquisitions Effective May 1, 2009, we account for acquired businesses using the acquisition method of accounting as prescribed by SFAS No. 141-R, “Business Combinations.” This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase, as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Acquisitions consummated prior to May 1, 2009 were accounted for in accordance with the previously applicable guidance of SFAS No. 141. In connection with the adoption of SFAS No. 141-R, we expensed $377 of acquisition-related costs during the three months ended July 31, 2009.
     Segment Information — SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. At the present time, we believe we operate in a two business segments. For further information regarding our business segments, see Note 18.
     Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. Our most significant long-lived tangible and intangible assets are goodwill, fixed assets, developed technology, customer relationships, patents, trademarks, and tradenames. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. With the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	a significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.
     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of SFAS 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine operations, a second for our Rochester, New Hampshire operation, and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books in fiscal 2010 is associated solely with USR as it arose out of our acquisition of USR on July 20, 2009. As detailed in our Form 10-K for the fiscal year ended April 30, 2009, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of the goodwill and intangible assets associated with the acquisition of that reporting unit pursuant to SFAS 142. Based on the work performed, we recorded a goodwill impairment loss of $41,173 during the three months ended October 31, 2008.
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
     Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units and segments exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, or changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.
(4) Notes Payable:
     Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the line of credit. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we increased our leverage ratio to 3.50:1 for the fiscal quarters ending April 30, 2009, July 31,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
2009, October 31, 2009, January 31, 2010, and April 30, 2010, with the ratio returning to 3.25:1 for all subsequent quarters. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility.
     As of July 31, 2009, the credit facility included the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40,000, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $12,000 or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2012 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of July 31, 2009, there was $40,000 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.
     (2) A 49-month, $7,800 term loan, bearing interest at a rate of 6.23% per annum, of which $4,944 was outstanding as of July 31, 2009. The monthly payment is $179, with the final payment due on January 30, 2012.
     (3) An 85-month, $5,500 term loan, which bears interest at a rate of 6.85% per annum, of which $460 was outstanding as of July 31, 2009. The monthly payment is $46 through May 31, 2010. In June 2008, we made a $4,367 payment against this loan, funded partially with proceeds of our May 2008 stock offering and the rest with cash from operations.
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
     The credit facility contains various covenants, including certain financial covenants, all of which were met as of July 31, 2009.
     Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% Senior Convertible Notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of TCA.
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
     We evaluated the conversion features of the Notes under the provisions of Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and determined no beneficial conversion feature existed. We have analyzed the provisions of the Notes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock,” and FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” and have determined that there are no features of the instruments requiring bifurcation.
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Finished goods	$18,481	$17,184
Finished parts	13,334	13,256
Work in process	8,567	6,793
Raw material	7,019	4,496

Total inventories	$47,401	$41,729

(6) Goodwill:
The changes in the carrying amount of goodwill during the three months ended July 31, 2009 were as follows:

Balance as of April 30, 2009	$—
Acquisition of Universal Safety Response, Inc. (see Note 2)	79,992

Balance as of July 31, 2009	$79,992

(7) Intangible Assets:
     Intangible assets consisted of the following as of July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Developed technology	$3,830	$1,740
Customer relationships	500	—
Patents, trademarks, and tradenames	12,280	4,706
Backlog	3,700	600

	20,310	7,046
Less: Accumulated amortization	(1,568)	(1,106)

Total intangible assets	$18,742	$5,940

(8) Accrued Expenses:
     Accrued expenses consisted of the following as of July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Accrued rebates and promotions	$1,059	$690
Accrued professional fees	1,512	1,695
Accrued audit liability	860	860
Accrued employee benefits	2,681	2,549
Accrued distributor incentives	2,893	6,330
Accrued environmental	111	184
Interest payable	405	1,198
Accrued workers’ compensation	655	640
Accrued utilities	455	440
Accrued contingent consideration (Note 2)	7,275	—
Accrued shareholder payments	992	—
Accrued other	4,199	3,020

Total accrued expenses	$23,097	$17,606

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the three months ended July 31, 2009 and 2008, advertising expense was approximately $2,988 and $3,859, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2009 and 2008 was $647 and $523, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the quarters ended July 31, 2009 and 2008:

	Three Months Ended
	July 31, 2009	July 31, 2008
Beginning Balance	$5,335	$1,923
Liabilities assumed in the acquisition of Universal Safety Response, Inc.	58	—
Warranties issued and adjustments to provisions	647	523
Warranty claims	(1,119)	(451)

Ending Balance	$4,921	$1,995

(11) Other Non-Current Liabilities:
     Other non-current liabilities consisted of the following as of July 31, 2009 and April 30, 2009:

	July 31, 2009	April 30, 2009
Product liability	$3,379	$3,462
Environmental	577	577
Workers’ compensation	1,913	1,883
Other	150	150
Post retirement medical	23	23
Sales tax	39	39
Warranty	978	1,047
Accrued contingent consideration (Note 2)	16,975	—
Accrual for uncertain income tax positions (Note 14)	1,141	929
Pension liability	500	523

Other non-current liabilities	$25,675	$8,633

(12) Self-Insurance Reserves:
     As of July 31, 2009 and April 30, 2009, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $11,006 and $10,985, respectively, of which $5,292 and $5,344, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $5,714 and $5,641, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $324 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $2,823 and $3,296 for the three months ended July 31, 2009 and 2008, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At July 31, 2009 and April 30, 2009, we had product liability and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
municipal litigation reserves of $6,864 and $6,879, respectively, consisting entirely of estimated legal defense costs, of which $3,379 and $3,461, respectively, has been included in other non-current liabilities, and the remaining amounts of $3,485 and $3,418, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at July 31, 2009 and April 30, 2009, we had recorded receivables from insurance carriers related to these liabilities of $2,108 and $2,060, respectively, of which $2,083 and $2,035, respectively, have been classified as other assets and the remaining $25 for both periods has been classified as other current assets.
(13) Stockholders’ Equity:
Common Stock
     During the three months ended July 31, 2009, options or warrants were exercised and common stock issued as follows:
     (a) We issued 63,499 shares of common stock having a market value of $382 to current and former employees upon the exercise of options granted to them while employees of our company. The cost to purchase these shares was $106.
     (b) In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,082.
     (c) In July 2009, we issued 5,492,286 shares of common stock in conjunction with our acquisition of USR (see Note 2).
Earnings per Share
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2009 and 2008:

	For the Three Months Ended July 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$12,572	53,778,882	$0.23	$2,254	45,462,424	$0.05
Effect of dilutive stock options and warrants	—	835,030	—	—	1,132,812	—
Effect of assumed conversion of convertible debt	504	6,485,084	(0.02)	—	—	—

Diluted earnings	$13,076	61,098,996	$0.21	$2,254	46,595,236	$0.05

     For the three months ended July 31, 2009, options to purchase 419,194 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80.0 million of 4% Senior Convertible Notes and options to purchase 582,445 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     The following outlines the activity related to the warrants for the periods indicated:

	For the three months ended July 31,
	2009		2008
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36
Warrants exercised during the period	—	—	—	$—

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	1.1 years		2.1 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two stock option plans (the “SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan were not made following the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants will be issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. Our board of directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors with or without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael F. Golden in connection with his hiring as our President and Chief Executive Officer during the fiscal year ended April 30, 2005.
     The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the three months ended July 31, 2009 and 2008 are as follows:

	For the three months ended July 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,428,263	$4.76	2,247,262	$3.88
Granted during year	—	—	528,000	5.55
Exercised during year	(63,499)	1.68	(18,000)	2.13
Canceled/forfeited during year	—	—	(3,334)	4.65

Options outstanding, end of year	2,364,764	$4.84	2,753,928	$4.21

Options exercisable, end of year	1,739,600	$4.05	1,799,929	$2.82

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     A summary of stock options outstanding, vested, and exercisable at July 31, 2009 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at July 31, 2009	Contractual Life	Exercise Price	at July 31, 2009	Exercise Price
Range of Exercise Prices
$0.81 — $1.70	793,500	5.10 years	$1.49	693,500	$1.49
$1.71 — $5.28	894,431	6.95 years	4.22	704,096	3.98
$5.29 — $15.00	676,833	8.20 years	9.59	342,004	9.40

$0.81 — $15.00	2,364,764	6.69 years	$4.84	1,739,600	$4.05

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the three months ended July 31, 2009 and 2008, no shares were purchased under the ESPP.
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
     The following assumptions were used in valuing our options granted during the three-month periods ended July 31, 2009 and 2008:

	For the three months ended July 31,
	2009*	2008
Stock option grants:
Risk-free interest rate	N/A	3.99%
Expected term	N/A	9 years
Expected volatility	N/A	73.0%
Dividend yield	N/A	0%

*	No options were granted during the three months ended July 31, 2009.
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended July 31, 2008 was $5.55. There were no options granted during the three months ended July 31, 2009. There were 528,000 options granted during the three months ended July 31, 2008. The total stock-based compensation expense related to SFAS 123(R), including stock options, purchases under the ESPP, and restricted stock unit awards, was $587 and $1,116 for the three months ended July 31, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     During the three months ended July 31, 2009 and 2008, we did not grant any restricted stock units, or RSUs, to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $119 and $598 for the three months ended July 31, 2009 and 2008, respectively. During the three months ended July 31, 2009 and 2008, we issued 122,659 and 158,639 shares of common stock, respectively, under RSUs that had vested during the three months with a total market value of $749 and $811. As of July 31, 2009, there was $539 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.7 years.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such common stock certificates together with a copy of a summary describing the Rights. As of July 31, 2009, we have not had any such changes which would have resulted in the execution of the Rights Plan.
(14) Income Taxes:
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
     We comply with the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. At July 31, 2009, we had unrecognized tax benefits of approximately $1,141, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at July 31, 2009 is approximately $291 of accrued interest and penalties related to uncertain tax positions.
     The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2010, we expect to incur additional interest on outstanding tax accounts partially offset by the resolution of one state nexus issue. We do not expect either change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
     With limited exception, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for several years. We are currently under income tax examination by the Internal Revenue Service for tax years ended April 30, 2008 and 2007. We anticipate these audits will be completed by the end of fiscal 2010.
(15) Commitments and Contingencies:
Litigation
     We, together with other firearm manufacturers and certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
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
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have filed a Motion to Dismiss the litigation. The court has dismissed our Chairman of the Board from the litigation.
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
     New Cases
     No new cases of a material nature were filed against us during the three months ended July 31, 2009.
     Cases Dismissed or Resolved
     Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. This case was settled within the limits of our self-insured retention.
     Pending Cases
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith &

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. A hearing was held on our motion to dismiss on January 12, 2009. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. Discovery is ongoing. Trial is scheduled to begin on February 7, 2011.
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation . On March 26, 2009, our motion in that case was granted as to Mr. Monheit and denied as to the remaining defendants. On June 11, 2009 we filed a motion to dismiss. On August 25, 2009, plaintiffs filed a Verified Amended Shareholder Derivative Complaint. Our response to plaintiffs’ amended complaint is due September 14, 2009.
     Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. Trial was rescheduled to begin on May 10, 2010.
     Roger Foltz v. Smith & Wesson Corp., in the United States District Court for the Northern District of Texas. This civil action, filed on April 7, 2008 in the District Court of Dallas County, Texas, alleges that the plaintiff sustained an amputation of a portion of his left index finger on April 8, 2006, while operating a Smith & Wesson Model 460 revolver due to gas escaping from the barrel cylinder gap at the front of the revolver. The plaintiff has asserted an unspecified claim for money damages seeking to recover from the physical pain, mental and emotional anguish, and medical expenses incurred as a result of this incident. We filed an answer to the complaint on May 13, 2008 denying any and all liability to the plaintiff. On May 20, 2008, the matter was removed to the United States District Court for the Northern District of Texas. Mediation was conducted on October 21, 2008. On January 14, 2009, we filed a motion for summary judgment. On August 24, 2009, the court granted our motion to dismiss and dismissed the case in its entirety. Plaintiff has until September 23, 2009 to appeal.
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiff’s allegations of liability. Discovery is ongoing. The trial scheduled for September 28, 2009 was set aside. No new trial date has been scheduled.
     Scott C. Worrall v. Smith & Wesson Corp., et. al., in the Superior Court for the State of Indiana for the County of Vigo. The complaint, filed on January 9, 2009, alleges that plaintiff sustained eye injuries on or about January 9, 2007, while using a Smith & Wesson Model 22A-1 firearm. Plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges negligence, strict liability, design and manufacturing defects, failure to warn, and breach of warranty. On February 18, 2009, we filed

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
a motion to dismiss plaintiff’s complaint. On May 1, 2009, the court granted our motion to dismiss without prejudice. On May 19, 2009, plaintiff filed his amended complaint. On May 29, 2009, we filed our answer to plaintiff’s amended complaint. Discovery is ongoing. Trial is scheduled to begin on August 30, 2010.
     Michael Robinson v. Smith & Wesson Corp., in Superior Court for the Judicial District of New London, in New London, Connecticut. The complaint, filed on May 8, 2009, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on or about March 18, 2007. The plaintiff seeks unspecified monetary and punitive damages against us and a subsequent seller of the firearm. The plaintiff claims to have been injured when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges design and manufacturing defect, failure to warn, negligence, and breach of warranty, in that the Walther PPK/S pistol was defective in that it discharged without the trigger being pulled. Plaintiff also asserts a claim for temporary or permanent injunction to prevent us from modifying the firearm in question. On February 20, 2009, we announced a recall of Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain of our pistols. We will evaluate the impact the condition that led to the recall had on this firearm, if any. On June 18, 2009, we filed our answer and partial motion to dismiss. Discovery is ongoing. Trial is not yet scheduled.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to plaintiff’s complaint. Expert discovery is ongoing. A case evaluation as required by the Michigan court is scheduled for September 4, 2009. Trial is not yet scheduled.
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
     We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at one site.
     We had reserves of $688 as of July 31, 2009 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain TCA officers, which covered four current and former executives at July 31, 2009. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory Plan under which all future obligations are paid by us. As of July 31, 2009, $613 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.46% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2010 — $89: 2011 — $110: 2012 — $110: 2013 — $110: 2014 — $92: and thereafter — $159.
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
Contracts
     Agreements with Executives — We have entered into employment, change of control, or severance agreements with certain executive officers.
     Other Agreements — We have distribution agreements with third parties in the ordinary course of business.
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,795 as of July 31, 2009, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.
(16) Derivative Financial Instruments and Hedging Activities:
          Effective May 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement,” for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until May 1, 2009. The adoption of SFAS No. 157 did not have an impact on our financial results.
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
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
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
          The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in	Significant Other
	July 31,	Active Markets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Assets:
Cash and short-term deposits	$35,173	$35,173	$—

Total assets	$35,173	$35,173	$—

Liabilities:
Contingent consideration (Note 2)	$24,250	$24,250	$—

Total liabilities	$24,250	$24,250	$—

     We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We routinely purchase foreign exchange participating forward contracts to minimize the impact of fluctuations in foreign exchange rates. Participating forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are purchased at the average rate and the remaining 50% are paid for at the spot rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under SFAS 133 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We estimate the fair values of the derivative financial instruments based on the exchange rates of the underlying currency/euros.
     The following table presents information about derivatives outstanding as of July 31, 2009 and 2008:

Derivatives Not Designated as Hedging
Instruments under Statement 133	Balance Sheet Location	2009	2008
Liabilities Derivatives
Contingent Consideration (Note 2)	Accrued Expenses	$7,275	$—
Contingent Consideration (Note 2)	Other Non-current Liabilities	16,975	—
     The following table presents information about the effect of derivative instruments on our financial performance for the three months ended July 31, 2009 and 2008:

Derivatives Not Designated as Hedging	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Instruments under Statement 133	Recognized in Income on Derivative	Income on Derivative
		2009	2008
Foreign Exchange Contracts	Other income/(expense)	$ —	$(97)
Contingent Consideration (Note 2)	Other income/(expense)	3,201	—

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
(17) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
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
Recently Adopted Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141R changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of SFAS No. 141R did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have any impact on our consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenue and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF No. 07-01 did not have any impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The adoption of FSP 142-3 did not have any impact on our consolidated financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This staff position requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. The FSP is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The adoption of APB 14-1 did not have any impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which addresses the accounting for certain instruments as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. Although the adoption of EITF 07-05 did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for the fiscal years beginning after December 15, 2008. Although the adoption of FSP 141R-1 did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.
     In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have any impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for all reporting periods ending after June 15, 2009. The disclosures in our consolidated financials statements comply with both of these pronouncements.
     In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 and APB 28-1 amend SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for all reporting periods ending after June 15, 2009. Neither of these pronouncements had any impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The disclosures in our consolidated financials statements comply with both of this pronouncement.
(18) Segment Reporting:
     We have two reportable segments: firearms and perimeter security. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state and federal governments. The perimeter security segment consists of products and services manufactured and sold from our Franklin, Tennessee facility, which includes the installation and sales of perimeter security products to military and large government or corporate customers. Operating costs are reported based on the activities performed within each segment.
     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,854 and land, buildings, and leasehold improvements. Included in the assets of the perimeter security segment are goodwill totaling $79,992 and intangible assets totaling $12,887.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2009 and 2008
(Dollars in thousands, except share data)
     Results by business segment are presented in the following table for the three months ended July 31, 2009:

		Perimeter
	Firearms	Security	Total
Net product and services sales	$99,573	$2,663	$102,236
Operating Income	$16,462	$236	$16,698
As a percentage of revenue	16.5%	8.9%	16.3%
Depreciation and amortization	$2,695	$315	$3,010
Assets	$216,296	$108,638	$324,934
(19) Pro Forma Results (Unaudited):
The following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2008:

	For the three months ended July 31,
Description	2009	2008
Net product and services sales	$110,824	$84,996
Net income	$11,499	$1,951
Net income per share	$0.18	$0.04
     The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding calendar year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded in the three months ended July 31, 2009.
(20) Subsequent Events:
     We evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on September 9, 2009 of our Quarterly Report on Form 10-Q for the three months ended July 31, 2009, and concluded that there was no event of which we were aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Please refer to the Overview found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2009. This Overview sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
First Quarter Fiscal 2010 Highlights
     On July 20, 2009, we acquired Universal Safety Response, Inc. (“USR”). USR, based in Franklin, Tennessee, sells and installs perimeter security products to military and large corporate customers. Our acquisition of USR was designed to enable us to leverage USR’s business model, product line, and broad customer base to foster its growth as a part of our company and enable us to expand into new markets in the security industry. Results of operations for the period ending July 31, 2009, include activity for the 13 day period subsequent to the acquisition.
     We acquired USR for 5,492,286 shares of common stock and cash of approximately $20,657,000. In addition, the shareholders of USR are entitled to receive up to an additional 4,001,522 shares of common stock if USR achieves certain established EBITDAS targets in calendar years 2009 and 2010. These shares were recorded as a liability as of the acquisition date and recorded at our closing stock price of $6.86 per share on July 20, 2009, or $27,450,000. As of each future balance sheet date, we are required to revalue this liability to the then-current fair value. As of July 31, 2009, our stock price had declined by $0.80, causing us to write down the liability value to $24,249,000 and record a gain of $3,201,000. This gain has been reported in our income statement as other income. In future periods, our income statement may favorably or unfavorably be affected by adjustment of this liability to then fair value by recording it at our stock price at future balance sheet dates. As a result, increases and decreases in the trading price of our common stock may have a significant effect on our net income and earnings per share totally apart from our operating results. In addition, any earnings guidance that we may give and any projections of our earnings by analysts will be subject to changes in our stock price.
     Net product sales for the three months ended July 31, 2009 were $102,236,000, a $23,756,000, or 30.3%, increase over net product sales of $78,480,000 for the three months ended July 31, 2008. Firearm sales increased for the three months by $21,672,000, or 29.6%, over the three months ended July 31, 2008. Within the firearm category, pistol sales grew by 14.5%, driven by continued consumer demand for the Sigma and 1911 product lines, as well as the fulfillment of a large M&P international order to Mumbai, India. Walther product sales grew 44.2% based on increased production and availability of German manufactured products. Tactical rifle sales continued to be strong, increasing by 347.4% in the quarter accelerated by our increased capacity to fulfill consumer orders. Hunting products declined from the prior year quarter on lower starting backlog for bolt-action rifles and continued economic weakness impacting the black powder market.
     Gross profit as a percentage of net revenue was 34.8% for the three months ended July 31, 2009 compared with 31.7% for the three months ended July 31, 2008. The increase in gross profit was primarily attributable to increased handgun and tactical rifle sales. Gross profit margin improved as our Springfield facility achieved greater efficiency as a result of higher overhead absorption during the quarter. Improvements in efficiencies and cost reduction programs have also had a positive impact on margins in our New Hampshire facility. Amortization of acquisition-related intangibles totaling $294,000 negatively impacted gross margin results.
     Net income for the three months ended July 31, 2009 was $12,572,000, or $0.21 per fully diluted share, compared with $2,254,000, or $0.05 per fully diluted share, for the three months ended July 31, 2008.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Revolvers	$19,422	$20,238	$(816)	-4.0%
Pistols	23,791	20,771	3,020	14.5%
Walther	10,193	7,071	3,122	44.2%
Tactical Rifles	22,113	4,943	17,170	347.4%
Premium Products	5,279	4,317	962	22.3%
Hunting Firearms	8,518	12,182	(3,664)	-30.1%
Parts & Accessories	5,454	3,576	1,878	52.5%

Total Firearms	94,770	73,098	21,672	29.6%
Perimeter Security	2,663	—	2,663	100.0%
Handcuffs	1,168	1,732	(564)	-32.6%
Specialty Services	1,935	1,832	103	5.6%
Other	1,700	1,818	(118)	-6.5%

Non-Firearms	7,466	5,382	2,084	38.7%

Total	$102,236	$78,480	$23,756	30.3%

     Net sales for the three-month period ended July 31, 2009 increased over the comparable quarter last year because of strong consumer driven growth in pistol and tactical rifle sales. Revolver sales declined 4.0% from the comparable quarter last year because of a reduction in available inventory for shipment as well as reduced demand for certain product lines. Pistol sales increased 14.5%, driven by continued consumer demand for the Sigma and 1911 product lines, as well as fulfillment of a large M&P international order to Mumbai, India. Walther product sales grew 44.2% based on increased production and availability of German manufactured products, such as the P99, P22, and PPS. Increases in our capacity to produce tactical rifles to meet higher consumer demand led to a record quarter for sales of this product. To date, 251 police and security agencies have either selected the M&P 15 or approved the M&P 15 for on-duty use. New product offerings in the Classics series of handguns have increased sales or products within our premium product lines by 22.3% over the prior year comparable quarter. Hunting products continued to be severely impacted by the weakness in the economy, with sales of our black powder products down 19.1% from the comparable quarter last year. In addition, the quarter ended July 31, 2008 began with a large backlog for the ICON bolt-action rifle that represented orders that were fulfilled during that quarter and not repeated in the current year. Parts and accessories sales increased substantially because of an increased sales focus on hunting products and increased demand for parts and accessories in our handgun lines reflecting the high demand for both new and used firearms. Perimeter security sales represent the 11 days of parts and services revenue that were recognized subsequent to our acquisition of USR on July 20, 2009.
     The order backlog as of July 31, 2009 was $214,517,000, of which $177,492,000 related to firearms, with the balance remaining attributed to USR. The firearm order backlog was $140,915,000 higher than at the end of the comparable quarter last year. Firearm order backlog declined $90,370,000 during the quarter, but remains substantially higher than we typically experienced prior to the extraordinary increases in consumer demand in the third and fourth fiscal quarters of 2009.
     Sales into our sporting goods distribution channel were approximately $83,342,000 for the three months ended July 31, 2009, an increase of 28.6% over the comparable quarter last year. Law enforcement sales of $7,146,000 were 32.1% higher than in the comparable quarter last year. Federal government sales of $1,052,000 increased 3.4% over the three months ended July 31, 2008. International sales for the three months ended July 31, 2009 of $7,655,000 increased 12.3% over the comparable quarter last year and included firearm shipments to law enforcement agencies in Mumbai, India, Korea, and Mexico.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Cost of revenue	$66,615	$53,632	$12,983	24.2%
% of net revenue	65.2%	68.3%
Gross profit	35,621	24,848	$10,773	43.4%
% of net revenue	34.8%	31.7%
     Gross profit for the three months ended July 31, 2009 increased as a result of the increase in sales and improved gross profit margins. Gross profit as a percentage of net revenue improved as a result of the reduced need for promotional spending and favorable absorption at our Springfield facility, combined with reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility. We reduced promotion spending by $330,000 during the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009. The impact of our acquisition of USR on July 20, 2009 had a slightly unfavorable impact on our gross profit as a percentage of net revenue as a result of amortization of acquisition-related intangibles that reduced gross margin by $294,000.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Research and development	$880	$775	$105	13.5%
Sales and marketing	7,045	7,703	(658)	-8.5%
General and administrative	10,999	10,649	350	3.3%

Operating expenses	$18,924	$19,127	$(203)	-1.1%
% of net revenue	18.5%	24.4%
     Operating expenses for the three months ended July 31, 2009 decreased primarily as a result of the timing of spending in sales and marketing on advertising and booth and convention expenses. We expect this spending to occur in future periods during this fiscal year.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income from operations	$16,697	$5,721	$10,976	191.9%
% of net revenue	16.3%	7.3%
     Income from operations for the three months ended July 31, 2009 was significantly higher than for the comparable quarter last year as a result of increased sales and corresponding gross profit as well as reduced spending in sales and marketing and operations.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Other income/(expense)	$3,206	$(112)	$3,318	2962.5%
     Other income for the three month period ended July 31, 2009 included $3,201,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR on July 20, 2009. Our stock price declined $0.80 between the acquisition date and the end of the quarter, and we were required to record this change in the fair value of the contingent consideration liability.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Interest expense	$1,331	$2,051	$(720)	-35.1%
     Interest expense decreased for the three months ended July 31, 2009 as a result of an improved cash position and a corresponding reduction of the revolving loan. In addition, the prior year included a one time write-off of debt acquisition costs totaling $485,000, an event that did not recur in the current quarter. Total debt outstanding at July 31, 2009 was $87,551,000 compared with $85,984,000 at April 30, 2009 and $108,411,000 at July 31, 2008.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income tax expense	$6,159	$1,362	$4,797	352.2%
     Income tax expense increased as a result of the increase in operating profit. The effective rates for the three months ended July 31, 2009 and 2008 were 37.56% and 36.77%, respectively. The effective tax rate excludes discrete items as well as the impact of the FIN 48 adjustment (see Note 14 of the consolidated financial statements).

Net Income
     The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2009 and 2008 (dollars in thousands, except share data):

	2009	2008	$ Change	% Change
Net income	$12,572	$2,254	$10,318	457.8%
Net income per share
Basic	$0.23	$0.05	$0.18	360.0%
Diluted	$0.21	$0.05	$0.16	320.0%
     The increase in net income for the three months ended July 31, 2009 over the three months ended July 31, 2008 resulted from increased sales and a corresponding increase in gross profit as well as from reduced operating and manufacturing spending. In addition a $3,201,000 fair value adjustment on the contingent consideration liability significantly improved current quarter results.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our firearms and other operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the three months ended July 31, 2009 and 2008 (dollars in thousands):

				%
	2009	2008	$ Change	Change
Operating activities	$(2,389)	$(14,524)	$12,135	-83.6%
Investing activities	(24,444)	(1,098)	(23,346)	2126.2%
Financing activities	22,184	12,628	9,556	75.7%

Total	$(4,649)	(2,994)	$(1,655)	-55.3%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities. Due to the cyclicality of the hunting business, we typically expect to use cash resources in operations during our first fiscal quarter.
     In the first three months of fiscal 2010, we used $2,389,000 in cash from operating activities, a decrease of $12,135,000 from the amount we required for the first three months of fiscal 2009. The impact of the current quarter’s increased volume, improved manufacturing efficiencies and absorption, reduced spending, and effective working capital management were significant contributors to the improved operating cash results. Excluding the impact of the USR acquisition, inventory levels increased by $1,506,000 during the first quarter of fiscal 2010 compared with an increase of $5,483,000 in the first quarter of fiscal 2009 as a result of the ongoing consumer demand that has caused us to ship nearly all of what we were able to produce in the quarter. Excluding the impact of the USR acquisition, accounts receivable grew $7,848,000 during the first fiscal quarter of 2010 compared with growth of $7,084,000 in the prior year quarter. Excluding the impact of the USR acquisition, sales during the first quarter of fiscal 2010 were $21,093,000 higher than during the comparable quarter last year, but this was not entirely reflected in higher receivables primarily because we did not offer as many extended payment terms to our customers during the current quarter.
     Excluding the impact of the $20,687,000 in cash used to purchase USR, cash used for investing activities increased by $3,757,000 for the three months ended July 31, 2009 over the three months ended July 31, 2008 as a result of increased capital spending. Capital spending for the three months ended July 31, 2009 was $3,682,000 compared with $1,110,000 for the three months ended July 31, 2008, an increase of $2,572,000. We currently expect to spend approximately $12.0 million on capital expenditures in fiscal 2010, an increase of $2.6 million over the $9.4 million spent in fiscal 2009. Major capital expenditures will focus on improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
     Cash provided by financing activities was $22,184,000 for the three months ended July 31, 2009. In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,076,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition. We had no short-term bank borrowings at July 31, 2009 compared with $17.8 million in borrowings at July 31, 2008, due to favorable cash generated from operations over the past several quarters. We repaid $580,000 of the long-term notes payable to TD Bank, our primary bank, during the three months ended July 31, 2009. As of July 31, 2009, we had $35,173,000 in cash and cash equivalents on hand.
     On December 15, 2006, we issued an aggregate of $80,000,000 of 4% Senior Convertible Notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement. We used the net proceeds from the Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Bear Lake

Acquisition Corp. and its subsidiaries, including Thompson/Center Arms, on January 3, 2007.
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. On or after December 15, 2009 until December 15, 2011, we may redeem all or a portion of the Notes only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Note holders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company.
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
Other Matters
Critical Accounting Policies
     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2009. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2009, to which there have been no material changes. Actual results could differ from estimates made.
Recent Accounting Pronouncements
     The nature and impact of recent accounting pronouncements is discussed in Note 17 to our consolidated financial statements commencing on page 23 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the period ending July 31, 2009, we have not entered into or transacted any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. During the three months ended July 31, 2008, we experienced a net gain of $95,000 on hedging transactions that were executed during the period. As of July 31, 2009 and 2008, we had no forward contracts outstanding.
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

     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of legal proceedings against us is discussed in Note 15 to our consolidated financial statements commencing on page 17 of this report, which is incorporated herein by reference.
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

Dated: September 9, 2009

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer