Form 10-Q
period 2009-10-31
SMITH & WESSON HOLDING CORP
filed 2009-12-10
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 59,731,637 shares of common stock, par value $0.001, outstanding as of December 1, 2009.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Six Months Ended October 31, 2009

PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 6. Exhibits	37
Signatures	39
EX-10.57
EX-10.57(A)
EX-10.57(B)
EX-10.57(C)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2009	April 30, 2009
	(Unaudited)
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,396	$39,822
Accounts receivable, net of allowance for doubtful accounts of $626 on October 31, 2009 and $2,386 on April 30, 2009	63,791	48,232
Inventories	45,535	41,729
Other current assets	4,832	3,093
Deferred income taxes	11,026	12,505
Income tax receivable	3,583	—

Total current assets	175,163	145,381

Property, plant and equipment, net	54,356	51,135
Intangibles, net	17,272	5,940
Goodwill	80,545	—
Deferred income taxes	—	1,143
Other assets	6,298	6,632

	$333,634	$210,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,104	$21,009
Accrued expenses	18,619	17,606
Accrued payroll	6,858	7,462
Accrued income taxes	—	2,790
Accrued taxes other than income	2,565	2,208
Accrued profit sharing	11,278	6,208
Accrued product liability	3,324	3,418
Accrued warranty	3,738	4,287
Current portion of notes payable	3,592	2,378

Total current liabilities	69,078	67,366

Deferred income taxes	4,443	—

Notes payable, net of current portion	82,569	83,606

Other non-current liabilities (Note 11)	26,125	8,633

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 60,823,923 shares issued and 59,623,923 shares outstanding on October 31, 2009 and 48,967,938 shares issued and 47,767,938 shares outstanding on April 30, 2009	61	49
Additional paid-in capital	166,006	91,103
Retained earnings/(accumulated deficit)	(8,325)	(34,203)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	151,419	50,626

	$333,634	$210,231

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Three Months Ended:		For the Six Months Ended
	(in thousands, except per share data)
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008
Net product and services sales	$108,808	$73,227	$211,045	$151,706
Cost of products and services sold	74,245	53,418	140,859	107,049

Gross profit	34,563	19,809	70,186	44,657

Operating expenses:
Research and development	1,041	617	1,921	1,392
Selling and marketing	8,461	7,376	15,506	15,079
General and administrative	13,939	9,260	24,938	19,909
Impairment of long-lived assets (Note 3)	—	98,243	—	98,243

Total operating expenses	23,441	115,496	42,365	134,623

Income/(loss) from operations	11,122	(95,687)	27,821	(89,966)

Other income/(expense):
Other income/(expense), net	7,282	(768)	10,487	(881)
Interest income	82	129	241	187
Interest expense	(1,191)	(1,413)	(2,522)	(3,465)

Total other income/(expense), net	6,173	(2,052)	8,206	(4,159)

Income/(loss) before income taxes	17,295	(97,739)	36,027	(94,125)
Income tax expense/(benefit)	3,990	(21,509)	10,149	(20,147)

Net income/(loss)/comprehensive income/(loss)	$13,305	$(76,230)	$25,878	$(73,978)

Weighted average number of common and common equivalent shares outstanding, basic	59,526	47,109	56,651	46,263

Net income/(loss) per share, basic	$0.22	$(1.62)	$0.46	$(1.60)

Weighted average number of common and common equivalent shares outstanding, diluted (Note 13)	66,806	47,109	63,964	46,263

Net income/(loss) per share, diluted (Note 13)	$0.21	$(1.62)	$0.42	$(1.60)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2009

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit)	Income	Stock	Equity

Balance at April 30, 2009	48,967	$49	$91,103	$(34,203)	$73	$(6,396)	$50,626
Issuance of common stock in connection with an equity offering, net of costs of $2,418	6,000	6	35,076				35,082
Issuance of common stock in connection with acquisition of Universal Safety Response, Inc., net of costs of $13	5,492	6	37,659				37,665
Exercise of employee stock options	127	0	190				190
Stock-based compensation			1,528				1,528
Tax benefit of stock-based compensation in excess of book deductions			70				70
Shares issued under employee stock purchase plan	114	—	504				504
Net income				25,878			25,878
Issuance of common stock under restricted stock unit awards, net of shares surrendered	124	—	(124)				(124)

Balance at October 31, 2009	60,824	$61	$166,006	$(8,325)	$73	$(6,396)	$151,419

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31, 2009	October 31, 2008
	(In thousands)
Cash flows from operating activities:
Net income	$25,878	$(73,978)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization and depreciation	7,338	7,518
Loss/(gain) on sale of assets	2	(28)
Provision for losses on accounts receivable	(386)	690
Impairment of long-lived assets	—	98,243
Deferred income taxes	5,236	(21,227)
Stock-based compensation expense	1,528	1,756
Changes in operating assets and liabilities:
Accounts receivable	(5,355)	2,476
Inventories	218	(6,784)
Other current assets	(1,035)	(749)
Income tax receivable/payable	(6,391)	544
Accounts payable	(6,450)	(1,858)
Accrued payroll	(1,125)	(351)
Accrued profit sharing	5,070	1,523
Accrued taxes other than income	(133)	290
Accrued other expenses	(8,566)	(2,290)
Accrued product liability	(94)	484
Accrued warranty	(608)	151
Other assets	(137)	(49)
Other non-current liabilities	(1,985)	117

Net cash provided by operating activities	13,005	6,478

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	(21,074)	—
Payments to acquire patents	(93)	(28)
Proceeds from sale of property and equipment	—	28
Payments to acquire property and equipment	(6,813)	(2,986)

Net cash used for investing activities	(27,980)	(2,986)

Cash flows from financing activities:
Proceeds from loans and notes payable	2,950	18,698
Debt issue costs — bank debt	—	(20)
Proceeds from issuance of common stock, net of issuance costs	35,082	32,045
Proceeds from disgorgement of profit	—	3
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	694	466
Taxes paid related to restricted stock issuance	(124)	—
Excess tax (book) deduction of stock-based compensation	70	(204)
Payments on loans and notes payable	(17,123)	(55,989)

Net cash provided by financing activities	21,549	(5,001)

Net decrease in cash and cash equivalents	6,574	(1,509)
Cash and cash equivalents, beginning of period	39,822	4,359

Cash and cash equivalents, end of period	$46,396	$2,850

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,856	$2,737
Income taxes	11,125	2,162
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
(1) Basis of Presentation:
     The consolidated balance sheet as of October 31, 2009, the consolidated statements of income for the six months ended October 31, 2009 and 2008, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2009, and the consolidated statements of cash flows for the six months ended October 31, 2009 and 2008 have been prepared by us, without audit. The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp., Thompson Center Holding Corporation, and Universal Safety Response, Inc., was November 1, 2009, a one-day variance to our reported fiscal quarter end of October 31, 2009. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2009 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2009 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2009. The results of operations for the six months ended October 31, 2009 may not be indicative of the results that may be expected for the year ending April 30, 2010 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to licensing revenue and foreign currency transactions have been reclassified to conform to the current period’s presentation.
(2) Organization:
     We are a U.S.-based, global provider of products and services for safety, security, protection and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of revolvers, pistols, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We design and construct facility perimeter security solutions for military and commercial applications.
     We were incorporated on June 17, 1991 in the state of Nevada.
     On May 11, 2001, we acquired all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.
     On January 3, 2007, we acquired all the outstanding stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries, including Thompson/Center Arms Company, Inc. (“TCA”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired business have been included in our consolidated financial statements since the acquisition date.
     On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”). The initial purchase price was $59,253, which consisted of $20,657 in cash and $37,665 in common stock paid at closing, excluding dissenting stockholders described below. The stock was valued at our stock price of $6.86 as of the closing date. In addition, the former shareholders of USR have the right to earn up to 4,080,000 shares of our common stock if USR achieves certain EBITDAS targets, as defined, in calendar years 2009 and 2010. The former shareholders can earn up to half of the total number of shares once the calendar year 2009 audited results have been finalized if USR achieves EBITDAS of between $8 million and $11 million. With regard to calendar year 2010, the former shareholders can earn the remaining unpaid shares from the original 4,080,000 shares based on achieving EBITDAS of between $12 million and $15 million. As of the acquisition date, this contingent consideration was assigned a fair value of $27,450, or 4,001,522 shares based on the closing share price of $6.86, excluding the dissenting shareholders. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. As of October 31, 2009, this liability was adjusted to a fair value of $17,086, excluding the dissenting shareholders, classified entirely as a non-current liability because we do not expect USR to achieve the calendar year 2009 EBITDAS targets, but we expect that the former USR stockholders will earn the full 4,080,000 shares based on USR achieving the highest level EBITDAS target with its calendar year 2010 results. The $10,364 in income associated with the reduction in the contingent consideration versus the value recorded at the date of closing has been recorded as other income.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     Two of USR’s former shareholders originally dissented to our acquisition of USR. On November 17, 2009, we settled with these former stockholders for the same terms as those given to the other former stockholders of USR. As of October 31, 2009, we recorded a liability for the $405 in cash and $514 in stock that will be paid on the settlement date. In addition, we recorded an accrual for contingent consideration of $374, which was valued at our then closing stock price of $4.77 per share.
     USR, based in Franklin, Tennessee, sells and installs perimeter security products to the military and large corporate customers. Our acquisition of USR was designed to enable us to leverage USR’s business model, product line, and broad customer base to foster its growth as a part of our company and enable us to expand into new markets in the security industry.
     We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as we obtain additional information regarding income taxes. The following table summarizes the preliminary allocation of the purchase price:

Total purchase consideration:
Cash	$21,062
Stock	38,191
Contingent consideration	27,824

Total purchase consideration	$87,077

Accounts receivable	$9,817
Inventories	4,025
Other current assets	704
Deferred income taxes	425

Total current assets	14,971
Property, plant and equipment, net	1,315
Intangibles, net	13,190
Goodwill	80,545
Other assets	10

Total assets acquired	110,031

Accounts payable	4,545
Accrued expenses	719
Accrued payroll	521
Accrued income taxes	18
Accrued taxes other than income	489
Accrued warranty	58
Current portion of notes payable	7,231

Total current liabilities	13,581
Deferred income taxes	2,254
Notes payable, net of current portion	7,119

Total liabilities assumed	22,954

$87,077

     Included in general and administrative costs is $563 of acquisition-related costs incurred during the six months ended October 31, 2009. An additional $13 of stock issuance costs related to the acquisition of USR were incurred and recorded against additional paid in capital.
     None of the $9,817 in accounts receivable is subject to AICPA SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Receivables have been recorded at fair value, which is equal to the gross contractual amounts receivable less an allowance for doubtful accounts of $35. We expect all contractual cash flows, net of the allowance for doubtful accounts, to be fully collected.
     Goodwill is not expected to be deductible for tax purposes and is fully allocated to the perimeter security segment (Note 18).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     We amortize customer relationships and developed technology in proportion to the expected yearly revenue generated from the customer lists acquired or products expected to be sold. We amortize order backlog over the contract lives as they are executed. Trademarks and tradenames are expected to have an indefinite life. The following are the identifiable intangible assets acquired and their respective weighted average lives:

		Weighted
		Average
		Life
	Amount	(In years)
Developed technology	$2,090	10.0
Maintenance customer relationships	500	12.0
Trademarks and tradenames	7,500	Indefinite
Order backlog	3,100	0.8

	$13,190

(3) Significant Accounting Policies:
     Revenue Recognition — For our firearms segment, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. We report revenue, net of shipping costs and revenue-based taxes, including sales, use, and federal excise taxes, when applicable. For our perimeter security segment, we recognize revenue from fixed-price installation contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our estimate of total costs for each contract.
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
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Operating results in the future could vary from the amounts derived from these estimates and assumptions. Our significant estimates include revenue recognition with regard to percentage of completion estimates, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.
     Accounting for Acquisitions — Effective May 1, 2009, we account for acquired businesses using the acquisition method of accounting as prescribed by the Business Combinations Topic, ASC 805. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase, as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Acquisitions consummated prior to May 1, 2009 were accounted for in accordance with the previously applicable guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141. In connection with the acquisition of USR, we expensed $563 of acquisition-related costs during the six months ended October 31, 2009.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     Segment Information — Under Segment Reporting Topic, ASC 280-10, we are required to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. We believe we operate in two business segments. For further information regarding our business segments, see Note 18.
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
     We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of each reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine operations, a second for our Rochester, New Hampshire operation, and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books in fiscal 2010 is associated solely with USR as it arose out of our acquisition of USR on July 20, 2009. As detailed in our Form 10-K for the fiscal year ended April 30, 2009, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of the goodwill and intangible assets associated with the acquisition of that reporting unit. Based on the work performed, we recorded a goodwill impairment loss of $41,173 during the three months ended October 31, 2008.
     We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, we recorded an impairment charge of $57,070 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows.
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
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
estimates. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.
     (4) Notes Payable:
     Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the line of credit. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we increased our leverage ratio to 3.50:1 for the fiscal quarters ending April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, and April 30, 2010, with the ratio returning to 3.25:1 for all subsequent quarters. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to December 2012.
     As of October 31, 2009, the credit facility included the following:
     (1) A revolving line of credit of up to a maximum amount of the lesser of (a) $40,000, or (b) the sum of (i) 80% of the net amount of SWC’s and TCA’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $12,000 or (B) 60% of SWC’s and TCA’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2012 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of October 31, 2009, after adjustment for $3,803 of standby letters of credit, there was $36,197 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.
     (2) A 49-month, $7,800 term loan, bearing interest at a rate of 6.23% per annum, of which $4,484 was outstanding as of October 31, 2009. The monthly payment is $179, with the final payment due on January 30, 2012. This loan was paid in full with cash from operations on December 1, 2009.
     (3) An 85-month, $5,500 term loan, which bears interest at a rate of 6.85% per annum, of which $330 was outstanding as of October 31, 2009. The monthly payment is $46 through May 31, 2010. In June 2008, we made a $4,367 payment against this loan, funded partially with proceeds of our May 2008 stock offering and the rest with cash from operations. This loan was paid in full with cash from operations on December 1, 2009.
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
     The credit facility contains various covenants, including certain financial covenants, all of which were met as of October 31, 2009.
     Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% Senior Convertible Notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of Thompson Center Holding Corporation and its subsidiaries.
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
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
     We evaluated the conversion features of the Notes and determined that no beneficial conversion feature existed and that there are no features of the instruments that require bifurcation.
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Finished goods	$17,197	$17,184
Finished parts	13,679	13,256
Work in process	8,774	6,793
Raw material	5,885	4,496

Total inventories	$45,535	$41,729

(6) Goodwill:
The changes in the carrying amount of goodwill during the six months ended October 31, 2009 were as follows:

Balance as of April 30, 2009	$—
Acquisition of Universal Safety Response, Inc. (see Note 2)	80,545

Balance as of October 31, 2009	$80,545

(7) Intangible Assets:
     Intangible assets consisted of the following as of October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Developed technology	$3,830	$1,740
Customer relationships	500	—
Patents, trademarks, and tradenames	12,298	4,706
Backlog	3,700	600

	20,328	7,046
Less: Accumulated amortization	(3,056)	(1,106)

Total intangible assets	$17,272	$5,940

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
(8) Accrued Expenses:
     Accrued expenses consisted of the following as of October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Accrued rebates and promotions	$1,288	$690
Accrued professional fees	1,825	1,695
Accrued audit liability	132	860
Accrued employee benefits	2,778	2,549
Accrued distributor incentives	3,569	6,330
Accrued environmental	102	184
Interest payable	1,258	1,198
Accrued workers’ compensation	671	640
Accrued utilities	506	440
Accrued shareholder payments	514	—
Accrued other	5,976	3,020

Total accrued expenses	$18,619	$17,606

(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the six months ended October 31, 2009 and 2008, advertising expense was approximately $7,286 and $7,641, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2009 and 2008 was $1,328 and $1,082, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the six-month periods ended October 31, 2009 and 2008:

	Six Months Ended
	October 31,	October 31,
	2009	2008
Beginning Balance	$5,335	$1,923
Liabilities assumed in the acquisition of Universal Safety Response, Inc.	58	—
Warranties issued and adjustments to provisions	1,328	1,082
Warranty claims	(2,072)	(924)

Ending Balance	$4,649	$2,081

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
(11) Other Non-Current Liabilities:
     Other non-current liabilities consisted of the following as of October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Product liability	$3,390	$3,462
Environmental	577	577
Workers’ compensation	1,934	1,883
Other	150	150
Post retirement medical	23	23
Sales tax	39	39
Warranty	911	1,047
Accrued contingent consideration (Note 2)	17,461	—
Accrual for uncertain income tax positions (Note 14)	1,164	929
Pension liability	476	523

Other non-current liabilities	$26,125	$8,633

(12) Self-Insurance Reserves:
     As of October 31, 2009 and April 30, 2009, we had reserves for workers’ compensation, product liability, and medical/dental costs totaling $10,847 and $10,985, respectively, of which $5,324 and $5,344, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $5,523 and $5,641, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $324 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $5,273 and $6,460 for the six months ended October 31, 2009 and 2008, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At October 31, 2009 and April 30, 2009, we had product liability and municipal litigation reserves of $6,715 and $6,879, respectively, consisting entirely of estimated legal defense costs, of which $3,390 and $3,461, respectively, has been included in other non-current liabilities, and the remaining amounts of $3,324 and $3,418, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at October 31, 2009 and April 30, 2009, we had recorded receivables from insurance carriers related to these liabilities of $2,108 and $2,060, respectively, of which $2,083 and $2,035, respectively, have been classified as other assets and the remaining $25 for both periods has been classified as other current assets.
(13) Stockholders’ Equity:
Common Stock
     During the six months ended October 31, 2009, options or warrants were exercised and common stock issued as follows:
     (a) We issued 126,499 shares of common stock having a market value of $734 to current and former employees upon the exercise of options granted to them while employees of our company. The cost to purchase these shares was $191.
     (b) In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,082.
     (c) In July 2009, we issued 5,492,286 shares of common stock in conjunction with our acquisition of USR (see Note 2).
     (d) In September 2009, we issued 113,208 shares of common stock in connection with our Employee Stock Purchase Plan having a purchase price of $504.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
Earnings per Share
          The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2009 and 2008:

	For the Three Months Ended October 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic earnings/(loss)	$13,305	59,525,992	$0.22	$(76,230)	47,109,337	$(1.62)
Effect of dilutive stock options and warrants	—	794,457	(0.01)	—	—	—
Effect of assumed conversion of convertible debt	495	6,485,084	(0.01)	—	—	—

Diluted earnings/(loss)	$13,800	66,805,533	$0.21	$(76,230)	47,109,337	$(1.62)

     For the three months ended October 31, 2009, options to purchase 508,598 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the Notes and options and warrants to purchase 1,044,269 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
          The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2009 and 2008:

	For the Six Months Ended October 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic earnings/(loss)	$25,878	56,650,892	$0.46	$(73,978)	46,263,611	$(1.60)
Effect of dilutive stock options and warrants	—	827,576	(0.01)	—	—	—
Effect of assumed conversion of convertible debt	990	6,485,084	(0.03)	—	—	—

Diluted earnings/(loss)	$26,868	63,963,552	$0.42	$(73,978)	46,263,611	$(1.60)

     For the six months ended October 31, 2009, options to purchase 488,923 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the six months ended October 31, 2008, 6,485,084 shares of our common stock issuable upon conversion of the Notes and options and warrants to purchase 1,109,796 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     The following outlines the activity related to the warrants for the periods indicated:

	For the Six Months Ended October 31,
	2009		2008
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36
Warrants exercised during the period	—	—	—	$—

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	0.9 years		1.9 years
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
     The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the six months ended October 31, 2009 and 2008 are as follows:

	For the Six Months Ended October 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,428,263	$4.76	2,247,262	$3.88
Granted during year	543,000	5.78	598,000	5.42
Exercised during year	(126,499)	1.51	(19,667)	2.32
Canceled/forfeited during year	—	—	(5,000)	4.55

Options outstanding, end of year	2,844,764	$5.10	2,820,595	$4.21

Options exercisable, end of year	1,694,100	$4.16	1,812,426	$2.84

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     A summary of stock options outstanding, vested, and exercisable at October 31, 2009 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at October 31, 2009	Contractual Life	Exercise Price	at October 31, 2009	Exercise Price
Range of Exercise Prices
$0.81 — $4.44	977,166	5.23 years	$1.81	867,166	$1.84
$4.46 — $5.69	1,069,098	7.78 years	5.11	547,432	4.70
$5.77 — $15.00	798,500	8.57 years	9.10	279,502	10.33

$0.81 — $15.00	2,844,764	7.13 years	$5.10	1,694,100	$4.16

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2009 and 2008, 113,208 and 132,180 shares were purchased under the ESPP, respectively.
     We account for our stock-based compensation in accordance with the Compensation — Stock Compensation Topic, ASC 718, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. In accordance with ASC 718, we have calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.
     The following assumptions were used in valuing our options granted during the six-month periods ended October 31, 2009 and 2008:

	For the six months ended October 31,
	2009	2008
Stock option grants:
Risk-free interest rate	3.42 - 3.80%	3.93%
Expected term	7.54 - 9.0 years	7.54 - 9.0 years
Expected volatility	76.6 - 76.9%	72.8 - 73.1%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	0.18%	1.49%
Expected term	6 months	6 months
Expected volatility	71.4%	70.2%
Dividend yield	0%	0%

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended October 31, 2009 was $4.51. There were 543,000 and 598,000 options granted during the six months ended October 31, 2009 and 2008, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, purchases under the ESPP, and restricted stock unit awards, was $1,528 and $1,756 for the six months ended October 31, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the six months ended October 31, 2009, we granted 39,900 restricted stock units, or RSU’s to current employees. These RSU’s were granted to Michael F. Golden, our President and Chief Executive Officer, and William F. Spengler, our Executive Vice President and Chief Financial Officer, are performance-based and the receipt of shares of common stock is subject to our achieving certain financial targets. During the six months ended October 31, 2008, we did not grant any RSUs to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $327 and $1,161 for the six months ended October 31, 2009 and 2008, respectively. During the six months ended October 31, 2009 and 2008, we issued 123,992 and 168,973 shares of common stock, respectively, under RSUs that had vested during the six months with a total market value of $756 and $856, respectively. During the six months ended October 31, 2009, we cancelled 12,333 RSU grants to former employees. As of October 31, 2009, there was $535 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.0 year.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of October 31, 2009, we have not had any such changes which would have resulted in the execution of the Rights Plan.
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
     At October 31, 2009, we had unrecognized tax benefits of approximately $1,164, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at October 31, 2009 is approximately $315 of accrued interest and penalties related to uncertain tax positions.
     The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2010, we expect to incur additional interest on outstanding tax accounts partially offset by the expiration of the statute of limitations on one issue. We do not expect either change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
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
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
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
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have filed a Motion to Dismiss the litigation that is currently pending. The court has dismissed our Chairman of the Board from the litigation.
     We are involved in a purported stockholder derivative lawsuit in the U.S. District Court for the District of Nevada. The action was brought by putative plaintiffs on behalf of our company against certain of our officers and directors. We have filed a Motion to Dismiss the litigation that is currently pending. The plaintiffs are opposing that motion. We are also involved in two purported stockholder derivative lawsuits in the U.S. District Court for the District of Massachusetts. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. A motion has been filed to consolidate the two actions. The motion also requests that any future actions filed or transferred to the Massachusetts District be consolidated with the pending actions..
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
     At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.
     We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     New Cases
     The following new cases were filed against us during the three months ended October 31, 2009.
     Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al.; in the United States District Court for the District of Massachusetts. These actions were filed on or about October 15, 2009. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for the fiscal year 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. A motion has been filed to consolidate the two actions. The motion also requests that any future actions filed or transferred to the Massachusetts District be consolidated with the pending actions.
     Cases Dismissed or Resolved
     Roger Foltz v. Smith & Wesson Corp., in the United States District Court for the Northern District of Texas. On August 24, 2009, the court granted our motion to dismiss and dismissed the case in its entirety. The plaintiff’s deadline to appeal has expired. The plaintiff did not appeal.
     Jesse James and Kay James v. Thompson/Center Arms Company, Inc., et.al., in the 151st Judicial District for Harris County, Texas. On October 28, 2009, this case was settled within the limits of our self-insured retention.
     Paul “Rob” Lewis v. Smith & Wesson Corp., et. al., in the Superior Court of Washington, King County, in the state of Washington. On November 13, 2009, this case was settled within the limits of our self-insured retention.
     Steve J. Bezet v. Smith & Wesson Corp., in the United States District Court for the Middle District of Louisiana. On November 16, 2009, this case was settled within the limits of our self-insured retention.
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
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation . On March 26, 2009, our motion in that case was granted as to Mr. Monheit and denied as to the remaining defendants. On June 11, 2009, we filed a motion to dismiss. On August 25, 2009, plaintiffs filed a Verified Amended Shareholder Derivative Complaint. On October 9, 2009, we filed a motion to dismiss plaintiff’s amended complaint. Plaintiff filed a brief opposing our motion to dismiss on November 6, 2009. We filed a reply brief on December 7, 2009. No hearing date has been set on the motion.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment and extended the pretrial deadlines. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. Trial rescheduled for May 10, 2010 was set aside. No new trial date has been scheduled.
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
     Michael Robinson v. Smith & Wesson Corp., in Superior Court for the Judicial District of New London, in New London, Connecticut. The complaint, filed on May 8, 2009, seeks to recover damages for personal injuries allegedly sustained by the plaintiff on or about March 18, 2007. The plaintiff seeks unspecified monetary and punitive damages against us and a subsequent seller of the firearm. The plaintiff claims to have been injured when a Walther PPK/S firearm allegedly manufactured and distributed by us accidentally discharged. As it relates to us, the plaintiff alleges design and manufacturing defect, failure to warn, negligence, and breach of warranty, in that the Walther PPK/S pistol was defective in that it discharged without the trigger being pulled. Plaintiff also asserts a claim for temporary or permanent injunction to prevent us from modifying the firearm in question. On February 20, 2009, we announced a recall of Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain of our pistols. We will evaluate the impact the condition that led to the recall had on this firearm, if any. On June 18, 2009, we filed our answer and partial motion to dismiss. On October 22, 2009, our motion to strike the claim for punitive damages and portions of our motion to dismiss were granted. Discovery is ongoing. Trial is not yet scheduled.
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. No decision has been issued to date. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009. Trial is not yet scheduled.
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
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
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
     We had reserves of $679 as of October 31, 2009 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
     Pursuant to the merger agreement signed December 15, 2006, effective January 3, 2007, we completed the acquisition of Bear Lake Acquisition Corp. and its subsidiaries, including TCA, for $102,000 in cash. Under the agreement, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the sellers. We are currently working on a remediation action plan with the sellers in order to remediate the environmental contamination found at the site. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain TCA officers, which covered four current and former executives at October 31, 2009. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory plan under which all future obligations are paid by us. As of October 31, 2009, $586 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.46% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2010 — $58; 2011 — $110; 2012 — $110; 2013 — $110; 2014 — $92; and thereafter — $159.
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
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
Contracts
     Agreements with Executives — We have entered into employment, change of control, or severance agreements with certain executive officers.
     Other Agreements — We have distribution agreements with third parties in the ordinary course of business.
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,803 as of October 31, 2009, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.
(16) Derivative Financial Instruments and Hedging Activities:
     On May 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which has now been primarily codified into the Fair Value Measurements and Disclosures Topic, ASC 820-10, for our financial assets and liabilities. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities, which were previously deferred by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, ASC 820-10-65, on May 1, 2009. ASC 820-10 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
     ASC 820-10 describes three levels of inputs that may be used to measure fair value:
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
     Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	quoted prices for identical or similar assets or liabilities in non-active markets (such as corporate and municipal bonds which trade infrequently);

•	inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as certain securities and derivatives).
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
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in
		Active
	October 31,	Markets
Description	2009	(Level 1)
Assets:
Cash and short-term deposits	$46,396	$46,396

Total assets	$46,396	$46,396

Liabilities:
Contingent consideration (Note 2)	$17,461	$17,461

Total liabilities	$17,461	$17,461

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We routinely purchase foreign exchange participating forward contracts to minimize the impact of fluctuations in foreign exchange rates. Participating forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are purchased at the average rate and the remaining 50% are paid for at the spot rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We estimate the fair values of the derivative financial instruments based on the exchange rates of the underlying currency/euros.
     The following table presents information about derivatives outstanding as of October 31, 2009 and 2008:

Derivatives Not Designated
as Hedging Instruments	Balance Sheet Location	2009	2008
Asset Derivatives
Foreign Exchange Contracts	Other Current Assets	$41	$—
Liability Derivatives
Foreign Exchange Contracts	Accrued Expenses	$—	$770
Contingent Consideration (Note 2)	Other Non-current Liabilities	$17,461	$—
     The following table presents information about the effect of derivative instruments on our financial performance for the six months ended October 31, 2009 and 2008:

		Amount of Gain or (Loss) Recognized
Derivatives Not Designated as Hedging	Location of Gain or (Loss)	in Income on Derivative
Instruments	Recognized in Income on Derivative	2009	2008
Foreign Exchange Contracts	Other income/(expense)	$66	$(871)
     The following table presents information about fair value measurements of our long lived assets as of October 31, 2009:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	October 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived tangible assets held and used	$54,356	$	$54,356	$	$—
Long-lived intangible assets	17,272		17,272		—
Goodwill	80,545			80,545	—

					$—

     Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist.
(17) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” which has not yet been codified in the ASC. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
Recently Adopted Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations,” which was primarily codified into the Business Combinations Topic, ASC 805. This guidance changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of this guidance did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this guidance.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which was primarily codified into the Consolidations Topic, ASC 810-10-65. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” which was primarily codified into the Collaborative Arrangements Topic, ASC 808-10. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenue and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605-45, Revenue Recognition Topic, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have any impact on our consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into the Intangibles — Goodwill and Other Topic, ASC 350-30-50. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which was primarily codified into the Debt with Conversion and Other Options Topic, ASC 470-20-25. This guidance requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. This guidance is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which was primarily codified into the Derivatives and Hedging Topic, ASC 815-40. This guidance addresses the accounting for certain instruments as derivatives. Under this pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This guidance is effective for fiscal years beginning after December 15, 2008. Although the adoption of this guidance did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.
     In April 2009, the FASB issued FSP 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which was primarily codified into the Business Combinations Topic, 805-20. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This guidance is effective for the fiscal years beginning after December 15, 2008. Although the adoption of this guidance did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.
     In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was primarily codified into the Fair Value Measurements and Disclosures Topic, ASC 820-10-65. This section provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was primarily codified into the Investments — Debt and Equity Securities Topic, ASC 320-10-65. This guidance amends the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance is effective for all reporting periods ending after June 15, 2009. Neither of these pronouncements had any impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was primarily codified into the Financial Instruments Topic, ASC 825-10-65. This guidance amends prior guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for all reporting periods ending after June 15, 2009 The disclosures in our consolidated financials statements comply with both of these pronouncements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into the Subsequent Events Topic, ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The disclosures in our consolidated financials statements comply with this pronouncement.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2009 and 2008
(Dollars in thousands, except share data)
(18) Segment Reporting:
     We have two reportable segments: firearms and perimeter security. The firearms segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The perimeter security segment consists of products and services manufactured and sold from our Franklin, Tennessee facility, which includes the sales and installation of perimeter security products to military and large government or corporate customers. Operating costs are reported based on the activities performed within each segment.
     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,694 and land, buildings, and leasehold improvements totaling $52,552. Included in the assets of the perimeter security segment is goodwill totaling $80,545 and intangible assets totaling $11,578.
     Results by business segment are presented in the following table for the three months ended October 31, 2009:

		Perimeter
	Firearms	Security	Total
Net product and services sales	$93,382	$15,426	$108,808
Operating income/(loss)	$11,216	$(94)	$11,122
As a percentage of revenue	12.0%	-0.6%	10.2%
Depreciation and amortization	$2,834	$1,493	$4,327
Results by business segment are presented in the following table for the six months ended October 31, 2009:

		Perimeter
	Firearms	Security	Total
Net product and services sales	$192,956	$18,089	$211,045
Operating income	$27,679	$142	$27,821
As a percentage of revenue	14.3%	0.8%	13.2%
Depreciation and amortization	$5,530	$1,808	$7,338
Assets	$218,987	$114,647	$333,634
(19) Pro Forma Results (Unaudited):
     The following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2008:

	For the six months ended October 31,
Description	2009	2008
Net product and services sales	$219,633	$164,702
Net income/(loss)	$24,789	$(74,572)
Net income per share	$0.38	$(1.44)
     The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded in the six months ended October 31, 2009.
(20) Subsequent Events:
     We evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on December 10, 2009 of our Quarterly Report on Form 10-Q for the six months ended October 31, 2009, and concluded that there was no event of which we were aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

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
Second Quarter Fiscal 2010 Highlights
     Net sales for the three months ended October 31, 2009 were $108,808,000, a $35,581,000, or 48.6%, increase over net sales of $73,227,000 for the three months ended October 31, 2008. Firearm sales increased for the three months by $21,563,000, or 31.9%, over the three months ended October 31, 2008. Within the firearm category, pistol sales grew by 29.2% on strong domestic consumer and law enforcement demand, particularly for our M&P product line. Walther product sales grew 36.1% based on strong demand for the PK380 as well as increased production and availability of German manufactured products. Tactical rifle sales continued to be strong, increasing by 80.9% in the quarter. Hunting products were flat to the prior year quarter, reflecting a stabilization of black powder sales and continued positive results in the newer Thompson/Center Arms branded bolt action product lines. Perimeter security revenues reached $15,425,000.
     Gross profit as a percentage of net revenue was 31.8% for the three months ended October 31, 2009 compared with 27.1% for the three months ended October 31, 2008. The increase in gross profit was primarily attributable to increased handgun and tactical rifle sales. Gross profit margin improved as our Springfield facility achieved greater efficiency and higher overhead absorption during the quarter. Improvements in efficiencies and cost-reduction programs also had a positive impact on margins at our New Hampshire facility. Amortization of acquisition-related intangibles totaling $1,244,000 arising from the USR acquisition negatively impacted gross margin results while reduced promotional spending of $774,000 improved gross margins.
     The change in our stock price from $6.06 as of July 31, 2009 to $4.27 as of October 31, 2009 required us to adjust the liability related to the contingent consideration granted as part of our acquisition of USR. This resulted in a fair value adjustment of $7,163,000 recorded as other income during the three months ended October 31, 2009. In future periods, our income statement may favorably or unfavorably be affected by adjustment of this liability to then fair value by recording it at our stock price at future balance sheet dates. As a result, increases and decreases in the trading price of our common stock may have a significant effect on our net income and earnings per share reported under Generally Accepted Accounting Principles totally apart from our operating results. In addition, any earnings guidance that we may give and any projections of our earnings by analysts will be subject to changes in our stock price.
     During the three months ended October 31, 2008, we determined that the goodwill and long-lived assets related to our acquisition of Thompson/Center Arms were impaired due to severe economic and market conditions that appeared to be continuing and other factors. Based on this determination under applicable accounting standards, we recorded an impairment charge of $98,243,000, less related deferred tax liabilities of $21,766,000, yielding a $76,477,000 adverse impact to after-tax profits.
     Net income for the three months ended October 31, 2009 was $13,305,000, or $0.21 per fully diluted share, compared with a loss of $76,230,000, or ($1.62) per fully diluted share, for the three months ended October 31, 2008.
     Net product sales for the six months ended October 31, 2009 were $211,045,000, a $59,339,000, or 39.1%, increase over net product sales of $151,706,000 for the six months ended October 31, 2008. Firearm sales increased for the six months by $43,236,000, or 30.7%, over the six months ended October 31, 2008. Within the firearm category, pistol sales grew by 21.5%, driven by continued consumer demand for the Sigma and 1911 product lines, as well as continued strong law enforcement and international growth in our M&P pistol product lines. Walther product sales grew 40.2% based on the new PK380 product introduction as well as increased production and availability of German manufactured products. Tactical rifle sales continued to be strong, increasing by 177.8% in the period accelerated by our increased capacity to fulfill consumer orders. Hunting products declined from the prior year period on lower starting backlog for bolt-action rifles and continued economic weakness impacting the black powder market.
     Gross profit as a percentage of net revenue was 33.3% for the six months ended October 31, 2009 compared with 29.4% for the six months ended October 31, 2008. Amortization of acquisition-related intangibles totaling $1,539,000 negatively impacted gross margin results while reduced promotional spending of $1,117,000 improved gross margins.
     Net income for the six months ended October 31, 2009 was $25,878,000, or $0.42 per fully diluted share, compared with a loss of $73,978,000, or ($1.60) per fully diluted share, for the six months ended October 31, 2008.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Revolvers	$19,061	$13,697	$5,364	39.2%
Pistols	23,930	18,518	5,412	29.2%
Walther	9,272	6,814	2,458	36.1%
Tactical Rifles	15,654	8,654	7,000	80.9%
Premium Products	3,807	3,564	243	6.8%
Hunting Firearms	11,480	11,573	(93)	-0.8%
Parts & Accessories	5,889	4,710	1,179	25.0%

Total Firearms	89,093	67,530	21,563	31.9%
Perimeter Security	15,425	—	15,425	100.0%
Handcuffs	1,064	2,007	(943)	-47.0%
Specialty Services	1,242	1,611	(369)	-22.9%
Other	1,984	2,079	(95)	-4.6%

Non-Firearms	19,715	5,697	14,018	246.1%

Total	$108,808	$73,227	$35,581	48.6%

     Net sales for the three-month period ended October 31, 2009 increased over the comparable quarter last year because of strong consumer driven growth in handgun and tactical rifle sales. Revolver sales increased 39.2% over the comparable quarter last year because of increased consumer demand combined with low prior year quarterly sales that were depressed due to weak sales of high-end hunting products and an increase in promotion costs. Pistol sales increased 29.2%, driven by strong sales in the M&P pistol product lines, particularly in law enforcement and domestic consumer channels. Walther product sales grew 36.1% based on introduction of the PK380 as well as increased production and availability of the German manufactured products, such as the P22 and PPS. Introduction of our new M&P15-22 tactical rifle as well as increases in our capacity to produce all tactical rifles to meet higher consumer demand enabled us to achieve 80.9% growth in the quarter. To date, 275 police and security agencies have either selected the M&P 15 or approved the M&P 15 for on-duty use. New product offerings in Performance Center handguns have increased sales on products within our premium product lines by 6.8% over the prior year comparable quarter. Hunting products stabilized in the second quarter with black powder products achieving a slight increase over the prior year quarter and the impact of new bolt-action product offerings nearly offsetting discontinued product offering close out sales. Parts and accessories sales increased substantially over the prior year quarter because of an increased sales focus on hunting products and increased demand for parts and accessories in our handgun lines, reflecting the high demand for both new and used firearms. Perimeter security sales represented the first full quarter of parts and services revenue since our acquisition of USR on July 20, 2009.
     The order backlog as of October 31, 2009 was $142,179,000, of which $95,816,000 related to firearms, with the balance related to USR. The firearm order backlog was $75,478,000 higher than at the end of the comparable quarter last year. Firearm order backlog declined $81,676,000 during the quarter, due to shipments, lower order intake toward the end of the period, and some order cancellation, but remained substantially higher than we typically experienced prior to the extraordinary increases in consumer demand in the third and fourth quarters of fiscal 2009.
     Sales into our sporting goods distribution channel were approximately $75,368,000 for the three months ended October 31, 2009, an increase of 30.9% over the comparable quarter last year. Excluding $190,000 of USR sales, law enforcement sales of $7,951,000 were 29.0% higher than in the comparable quarter last year. Excluding $12,527,000 of USR sales, federal government sales of $1,132,000 decreased $305,000, or 21.2%, from the three months ended October 31, 2008. International sales for the three months ended October 31, 2009 of $8,529,000 increased 13.0% over the comparable quarter last year and included firearm shipments to law enforcement agencies in Puerto Rico, Japan, Mexico, and Thailand.

     The following table sets forth certain information relating to net product and services sales for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Revolvers	$38,484	$33,935	$4,549	13.4%
Pistols	47,721	39,289	8,432	21.5%
Walther	19,465	13,885	5,580	40.2%
Tactical Rifles	37,766	13,597	24,169	177.8%
Premium Products	9,087	7,881	1,206	15.3%
Hunting Firearms	19,997	23,755	(3,758)	-15.8%
Parts & Accessories	11,343	8,285	3,058	36.9%

Total Firearms	183,863	140,627	43,236	30.7%
Perimeter Security	18,089	—	18,089	100.0%
Handcuffs	2,233	3,739	(1,506)	-40.3%
Specialty Services	3,177	3,443	(266)	-7.7%
Other	3,683	3,897	-214	-5.5%

Non-Firearms	27,182	11,079	16,103	145.3%

Total	$211,045	$151,706	$59,339	39.1%

     Net sales for the six-month period ended October 31, 2009 increased over the comparable period last year because of strong consumer driven growth in pistol and tactical rifle sales. Revolver sales increased 13.4% from the comparable period last year on high consumer demand in spite of reduced availability of inventory for shipment. Pistol sales increased 21.5%, driven by continued consumer demand for the Sigma and 1911 product lines, as well as continued strong law enforcement and international growth in our M&P pistol product lines. Walther product sales grew 40.2% based on the PK380 product introduction as well as increased production and availability of the German manufactured products. Introduction of our new M&P15-22 as well as increases in our capacity to produce all tactical rifles to meet higher consumer demand led to increased sales of this product. New product offerings in the Classics series of handguns have increased sales or products within our premium product lines by 15.3% over the prior year comparable period. Hunting products continued to be impacted by the weakness in the economy, with sales of our black powder products down slightly from the comparable period last year. In addition, fiscal 2009 began with a large backlog for the ICON bolt-action rifle that represented orders that were fulfilled during that year and not repeated in the current year. Parts and accessories sales increased substantially because of an increased sales focus on hunting products and increased demand for parts and accessories in our handgun lines, reflecting the high demand for both new and used firearms. Perimeter security sales represented revenue that was recognized subsequent to our acquisition of USR on July 20, 2009.
     Sales into our sporting goods distribution channel were approximately $158,710,000 for the six months ended October 31, 2009, an increase of 29.7% over the comparable period last year. Excluding $190,000 of USR sales, law enforcement sales of $15,097,000 were 30.5% higher than in the comparable period last year. Excluding $14,836,000 of USR sales, federal government sales of $2,184,000 decreased $270,000, or 11.0%, from the six months ended October 31, 2008. International sales for the six months ended October 31, 2009 of $16,184,000 increased 12.6% over the comparable period last year and included firearm shipments to law enforcement agencies in Puerto Rico, Japan, Thailand, Mumbai, India, Korea, and Mexico.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Cost of revenue	$74,245	$53,418	$20,827	39.0%
% of net revenue	68.2%	72.9%
Gross profit	34,563	19,809	$14,754	74.5%
% of net revenue	31.8%	27.1%
     Gross profit for the three months ended October 31, 2009 increased as a result of the increase in sales and improved gross profit margins. Gross profit as a percentage of net revenue improved as a result of the reduced need for promotional spending and favorable absorption at our Springfield, Massachusetts, facility, combined with reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility. We reduced promotion spending by $774,000 during the second quarter of fiscal 2010 from the second quarter of fiscal 2009. The impact of our acquisition of USR on July 20, 2009 had an unfavorable impact on our gross profit as a percentage of net revenue as a result of amortization of acquisition-related intangibles that reduced gross margin by $1,244,000 and lower than historical margins on selected strategic projects which also contained new product offerings.

     The following table sets forth certain information regarding cost of revenue and gross profit for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Cost of revenue	$140,859	$107,049	$33,810	31.6%
% of net revenue	66.7%	70.6%
Gross profit	70,186	44,657	$25,529	57.2%
% of net revenue	33.3%	29.4%
     Gross profit for the six months ended October 31, 2009 increased as a result of the increase in sales and improved gross profit margins. As with the quarterly results, gross profit as a percentage of net revenue improved as a result of lower promotional spending and favorable absorption resulting from high production volume to meet consumer demand. In addition, reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility contributed to the improved gross margin percentage. We reduced promotion spending by $1,117,000 during the first six months of fiscal 2010 as compared with the first six months of fiscal 2009. The impact of USR had an unfavorable impact on our gross profit as a percentage of net revenue as a result of amortization of acquisition-related intangibles that reduced gross margin by $1,538,000 and additional costs incurred as the business grows.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Research and development	$1,041	$617	$424	68.7%
Sales and marketing	8,461	7,376	1,085	14.7%
General and administrative	13,939	9,260	4,679	50.5%
Impairment of long-lived assets	—	98,243	(98,243)	-100.0%

Operating expenses	$23,441	$115,496	$(92,055)	-79.7%
% of net revenue	21.5%	157.7%
     Excluding the impact of the impairment charge recorded in the second fiscal quarter of 2008 related to goodwill and other long-lived intangible assets related to our investment in Thompson/Center Arms, operating expenses for the three months ended October 31, 2009 increased $6,188,000. Of this increase, $2,923,000 related to costs incurred at USR that was acquired on July 20, 2009. The remaining increase of $3,265,000 resulted from increased profit sharing and management incentive compensation related to improved financial performance versus the prior year quarter, increased sales and marketing expenses related to strategic growth initiatives, increased research and development costs related to our recently introduced M&P4 product line, and increased legal and consulting related to our acquisition of USR, partially offset by lower amortization of intangibles due to our impairment of long-lived assets at Thompson/Center Arms.
     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Research and development	$1,921	$1,392	$529	38.0%
Sales and marketing	15,506	15,079	427	2.8%
General and administrative	24,938	19,909	5,029	25.3%
Impairment of long-lived assets	—	98,243	(98,243)	-100.0%

Operating expenses	$42,365	$134,623	$(92,258)	-68.5%
% of net revenue	20.1%	88.7%
     Excluding the impact of the impairment charge described above and $3,159,000 of operating expense incurred in connection with our newly acquired USR operation, operating expenses for the six months ended October 31, 2009 increased $2,826,000 primarily in the same areas as described for the second quarter.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income from operations	$11,122	$(95,687)	$106,809	111.6%
% of net revenue	10.2%	-130.7%
     Excluding the impact of the impairment charge in the prior year described above, income from operations for the three months ended October 31, 2009 was $8,407,000, or 309.7%, higher than for the comparable quarter last year as a result of increased sales and corresponding gross profit partially offset by increased operating expenses.
     The following table sets forth certain information regarding income from operations for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income from operations	$27,821	$(89,966)	$117,787	130.9%
% of net revenue	13.2%	-59.3%
     Excluding the impact of the impairment charge in the prior year described above, income from operations for the six months ended October 31, 2009 was $18,858,000, or 210.4%, higher than for the comparable period last year as a result of increased sales and corresponding gross profit partially offset by increased operating expenses.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Other income/(expense)	$7,282	$(768)	$8,050	1048.2%
     Other income for the three-month period ended October 31, 2009 included $7,163,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR on July 20, 2009. Our stock price declined $1.79 between the end of the first and second quarters, and we were required to record this change in the fair value of the contingent consideration liability. The remaining reduction in expense related to more favorable mark-to-market adjustments in the current quarter on foreign currency contracts.
     The following table sets forth certain information regarding other income/(expense) for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Other income/(expense)	$10,487	$(881)	$11,368	-1290.4%
     Other income for the six-month period ended October 31, 2009 included $10,364,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR on July 20, 2009. Our stock price declined $2.59 between the acquisition date and the end of the current quarter and we were required to record this change in the fair value of the contingent consideration liability. The remaining reduction in expense related to more favorable mark-to-market adjustments in the current quarter on foreign currency contracts.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Interest expense	$1,191	$1,413	$(222)	-15.7%
     Interest expense decreased for the three months ended October 31, 2009 as a result of an improved cash position and a corresponding reduction of borrowings under our revolving loan. Total debt outstanding at October 31, 2009 was $86,161,000 compared with $85,984,000 at April 30, 2009 and $90,403,000 at October 31, 2008.
     The following table sets forth certain information regarding interest expense for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Interest expense	$2,522	$3,465	$(943)	-27.2%
     Interest expense decreased for the six months ended October 31, 2009 as a result of an improved cash position and a corresponding reduction of borrowings under our revolving loan. In addition, the prior year included a write-off of debt acquisition costs totaling $485,000, an event that did not recur in the current period.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income tax expense	$3,990	$(21,509)	$25,499	-118.6%
     Income tax expense increased as a result of the increase in operating profit and an increase in the effective tax rate due to our increasing presence in a variety of state and local jurisdictions.

     The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Income tax expense/(benefit)	$10,149	$(20,147)	$30,296	-150.4%
     Income tax expense increased as a result of the increase in operating profit and an increase in the effective tax rate. The effective rates for the six months ended October 31, 2009 and 2008 were 38.63% and 37.26%, respectively. The effective tax rate excludes discrete items as well as the impact of the adjustment for uncertain income tax positions (see Note 14 of the consolidated financial statements).
Net Income
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended October 31, 2009 and 2008 (dollars in thousands, except share data):

	2009	2008	$ Change	% Change
Net income/(loss)	$13,305	$(76,230)	$89,535	117.5%
Net income/(loss) per share
Basic	$0.22	$(1.62)	$1.84	113.6%
Diluted	$0.21	$(1.62)	$1.83	113.0%
     The increase in net income for the three months ended October 31, 2009 over the three months ended October 31, 2008 resulted from increased sales and a corresponding increase in gross profit as well as from reduced operating and manufacturing spending. In addition, a $7,163,000 fair value adjustment on the contingent consideration liability significantly improved current quarter results and a $98,243,000 ($71,477,000 net of tax) impairment charge significantly reduced prior year results.
     The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2009 and 2008 (dollars in thousands, except share data):

	2009	2008	$ Change	% Change
Net income/(loss)	$25,878	$(73,978)	$99,856	-135.0%
Net income/(loss) per share
Basic	$0.46	$(1.60)	$2.06	-128.8%
Diluted	$0.42	$(1.60)	$2.02	-126.3%
     The increase in net income for the six months ended October 31, 2009 over the six months ended October 31, 2008 resulted from increased sales and a corresponding increase in gross profit as well as from reduced operating and manufacturing spending. In addition, a $10,364,000 fair value adjustment on the contingent consideration liability significantly improved current quarter results and a $98,243,000 ($71,477,000 net of tax) impairment charge significantly reduced prior year results.
Liquidity and Capital Resources
     Our principal cash requirements are to finance our firearms and other operations, to service our existing debt, and to finance acquisitions. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2009 and 2008 (dollars in thousands):

	2009	2008	$ Change	% Change
Operating activities	$13,005	$6,478	$6,527	100.8%
Investing activities	(27,980)	(2,986)	(24,994)	837.0%
Financing activities	21,549	(5,001)	26,550	-530.9%

Total	$6,574	(1,509)	$8,083	535.7%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities. Due to the cyclicality of the hunting business, we typically expect to use cash resources in operations during our first fiscal quarter with future quarters more than covering this early cash usage.
     In the first six months of fiscal 2010, cash from operating activities was $13,005,000, an increase of $6,527,000 from the amount we generated in the first six months of fiscal 2009. The impact of the current period’s increased volume, improved manufacturing efficiencies and absorption, reduced spending, and effective working capital management were significant contributors to the improved operating cash results. Excluding the impact of the USR acquisition, inventory levels increased by $313,000 during the first half of fiscal 2010 compared with an increase of $6,784,000 in the first half of fiscal 2009 as a result of the ongoing consumer demand that has caused us to ship nearly all of what we were able to produce. Excluding the impact of the USR acquisition, in spite of increased firearm sales, accounts receivable decreased $2,493,000 during the first half of 2010 compared with $2,476,000 in the prior year. Excluding the impact of the USR acquisition, sales during the second quarter of fiscal 2010 were $20,156,000 higher than during the comparable quarter last year, but this was not reflected in higher receivables primarily because we did not offer as many extended payment terms to our customers.
     Excluding the impact of the $21,074,000 in cash used to purchase USR, cash used for investing activities increased by $3,920,000 for the six months ended October 31, 2009 over the six months ended October 31, 2008 as a result of increased capital spending. Capital spending for the six months ended October 31, 2009 was $6,813,000 compared with $2,986,000 for the six months ended October 31, 2008, an increase of $3,827,000. We currently expect to spend approximately $20.0 million on capital expenditures in fiscal 2010, an increase of $10.6 million over the $9.4 million spent in fiscal 2009. Major capital expenditures will focus on improving production efficiencies, tooling for new product offerings, improved infrastructure, and various projects designed to increase capacity and upgrade manufacturing technology.
     Cash provided by financing activities was $21,549,000 for the six months ended October 31, 2009. In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,082,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition. We had no short-term bank borrowings at October 31, 2009 compared with $1.3 million in borrowings at October 31, 2008, due to favorable cash generated from operations over the past several quarters. We repaid $1,169,000 of the long-term notes payable to TD Bank, our primary bank, during the six months ended October 31, 2009. At October 31, 2009, we had $46,396,000 in cash and cash equivalents on hand.
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
Other Matters
Critical Accounting Policies
     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2009. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2009, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements
     The nature and impact of recent accounting pronouncements is discussed in Note 17 to our consolidated financial statements commencing on page 24 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On September 2, 2009, we purchased four euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expires on December 31, 2009. As of October 31, 2009, we had two forward contracts outstanding totaling 1.0 million euros. During the three and six months ended October 31, 2009, we experienced a net gain of $25,000 on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was an asset of approximately $41,000 as of October 31, 2009 versus a liability of $770,000 as of October 31, 2008.
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
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2009, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of legal proceedings against us is discussed in Note 15 to our consolidated financial statements commencing on page 19 of this report, which is incorporated herein by reference.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on September 14, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A.
     The following directors were elected at the annual meeting:

	Votes in	Votes
Director	Favor	Withheld
Barry M. Monheit	45,666,489	1,101,671
Robert L. Scott	45,518,204	1,249,956
Michael F. Golden	45,929,276	838,884
Jeffrey D. Buchanan	45,795,448	972,712
John B. Furman	45,917,613	850,547
Mitchell A. Saltz	45,944,411	823,749
David M. Stone	45,903,734	864,426
I. Marie Wadecki	45,893,793	874,367
     The stockholders also ratified the selection of BDO Seidman, LLP as our independent auditor for the fiscal year ending April 30, 2010. This proposal was ratified as 46,040,920 shares voted for, 609,328 shares voted against, and 117,912 shares abstained.

Item 6. Exhibits

10.57	Credit Agreement, dated as of November 30, 2007, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders party thereto, including the exhibits and schedules thereto

10.57(a)	Amendment No. 1 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of October 31, 2008, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, Toronto Dominion (Texas) LLC, as resigning Administrative Agent, and TD Bank, N.A., as successor Administrative Agent, including the schedules thereto

10.57(b)	Amendment No. 2 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of March 12, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including the schedules thereto

10.57(c)	Amendment No. 3 and Joinder to Credit Agreement, dated as of July 20, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, and TD Bank, N.A., as Lender and Administrative Agent, including the exhibits and schedules thereto

10.57(d)	Amendment No. 4 to Credit Agreement, dated as of December 3, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, and TD Bank, N.A., as Lender and Administrative Agent, including the exhibits and schedules thereto(1)

10.58	Pledge and Security Agreement, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, and the Guarantors party thereto in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.58(a)	Amendment No. 1 to Pledge and Security Agreement, dated as of October 31, 2008, by and among Smith & Wesson Holding Corporation, the other Pledgors named therein, and Toronto Dominion (Texas) LLC, as Administrative Agent(3)

10.59	Copyright Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp. and Thompson/Center Arms Company, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.60	Patent Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.61	Trademark Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.62	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.63	Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.64	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.65	Subsidiary Guarantee, dated as of November 30, 2007, by and among each of the Guarantors party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.66	Operating Companies Guarantee, dated as of November 30, 2007, by and among Smith & Wesson Corp.,

Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.67	Holdings/Thompson/Center Arms Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.68	Holdings/Smith & Wesson Corp. Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.75	Holdings/Thompson/Center Arms/Smith & Wesson Guaranty, dated as of July 20, 2009, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., Smith & Wesson Corp., and TD Bank, N.A., as Administrative Agent and Lender(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2009

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 5, 2008

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

By:	/s/ WILLIAM F. SPENGLER
William F. Spengler
Chief Financial Officer

Dated: December 10, 2009

INDEX TO EXHIBITS

10.57	Credit Agreement, dated as of November 30, 2007, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders party thereto, including the exhibits and schedules thereto

10.57(a)	Amendment No. 1 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of October 31, 2008, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, Toronto Dominion (Texas) LLC, as resigning Administrative Agent, and TD Bank, N.A., as successor Administrative Agent, including the schedules thereto

10.57(b)	Amendment No. 2 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of March 12, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including the schedules thereto

10.57(c)	Amendment No. 3 and Joinder to Credit Agreement, dated as of July 20, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, and TD Bank, N.A., as Lender and Administrative Agent, including the exhibits and schedules thereto

10.57(d)	Amendment No. 4 to Credit Agreement, dated as of December 3, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, and TD Bank, N.A., as Lender and Administrative Agent, including the exhibits and schedules thereto(1)

10.58	Pledge and Security Agreement, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, and the Guarantors party thereto in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.58(a)	Amendment No. 1 to Pledge and Security Agreement, dated as of October 31, 2008, by and among Smith & Wesson Holding Corporation, the other Pledgors named therein, and Toronto Dominion (Texas) LLC, as Administrative Agent(3)

10.59	Copyright Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp. and Thompson/Center Arms Company, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.60	Patent Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.61	Trademark Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.62	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.63	Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.64	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.65	Subsidiary Guarantee, dated as of November 30, 2007, by and among each of the Guarantors party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.66	Operating Companies Guarantee, dated as of November 30, 2007, by and among Smith & Wesson Corp., Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.67	Holdings/Thompson/Center Arms Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.68	Holdings/Smith & Wesson Corp. Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(2)

10.75	Holdings/Thompson/Center Arms/Smith & Wesson Guaranty, dated as of July 20, 2009, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., Smith & Wesson Corp., and TD Bank, N.A., as Administrative Agent and Lender(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2009

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 5, 2008

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009