Form 10-Q
period 2010-01-31
SMITH & WESSON HOLDING CORP
filed 2010-03-11
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The registrant had 59,748,802 shares of common stock, par value $0.001, outstanding as of March 1, 2010.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Nine Months Ended January 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2010	April 30, 2009
	(Unaudited)
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,045	$39,822
Accounts receivable, net of allowance for doubtful accounts of $568 on January 31, 2010 and $2,386 on April 30, 2009	57,233	48,232
Inventories	47,662	41,729
Other current assets	4,300	3,093
Deferred income taxes	12,198	12,505
Income tax receivable	6,506	—

Total current assets	164,944	145,381

Property, plant and equipment, net	55,713	51,135
Intangibles, net	16,207	5,940
Goodwill	80,507	—
Deferred income taxes	—	1,143
Other assets	5,982	6,632

	$323,353	$210,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,140	$21,009
Accrued expenses	18,884	17,606
Accrued payroll	7,841	7,462
Accrued income taxes	—	2,790
Accrued taxes other than income	2,119	2,208
Accrued profit sharing	5,816	6,208
Accrued product/municipal liability	3,057	3,418
Accrued warranty	3,799	4,287
Current portion of notes payable	540	2,378

Total current liabilities	60,196	67,366

Deferred income taxes	4,333	—

Notes payable, net of current portion	80,000	83,606

Other non-current liabilities (Note 11)	23,765	8,633

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 60,948,802 shares issued and 59,748,802 shares outstanding on January 31, 2010 and 48,967,938 shares issued and 47,767,938 shares outstanding on April 30, 2009	61	49
Additional paid-in capital	167,266	91,103
Retained earnings/(accumulated deficit)	(5,945)	(34,203)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	155,059	50,626

	$323,353	$210,231

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Three Months Ended:		For the Nine Months Ended
	(in thousands, except per share data)
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
Net product and services sales	$89,379	$83,712	$300,424	$235,419
Cost of products and services sold	64,363	62,182	205,222	169,231

Gross profit	25,016	21,530	95,202	66,188

Operating expenses:
Research and development	1,166	700	3,087	2,093
Selling and marketing	8,703	7,244	24,209	22,323
General and administrative	13,221	9,064	38,159	28,973
Impairment of long-lived assets (Note 3)	—	—	—	98,243

Total operating expenses	23,090	17,008	65,455	151,632

Income/(loss) from operations	1,926	4,522	29,747	(85,444)

Other income/(expense):
Other income/(expense), net	977	366	11,463	(515)
Interest income	91	26	333	213
Interest expense	(1,235)	(1,219)	(3,757)	(4,684)

Total other income/(expense), net	(167)	(827)	8,039	(4,986)

Income/(loss) before income taxes	1,759	3,695	37,786	(90,430)
Income tax expense/(benefit)	(621)	1,340	9,528	(18,808)

Net income/(loss)/comprehensive income/(loss)	$2,380	$2,355	$28,258	$(71,622)

Weighted average number of common shares outstanding, basic	59,721	47,206	57,674	46,592

Net income/(loss) per share, basic	$0.04	$0.05	$0.49	$(1.54)

Weighted average number of common and common equivalent shares outstanding, diluted (Note 13)	60,413	48,091	64,946	46,592

Net income/(loss) per share, diluted (Note 13)	$0.04	$0.05	$0.46	$(1.54)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2010

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance at April 30, 2009	48,967	$49	$91,103	$(34,203)	$73	$(6,396)	$50,626
Issuance of common stock in connection with an equity offering, net of costs of $2,418	6,000	6	35,076				35,082
Issuance of common stock in connection with acquisition of Universal Safety Response, Inc., net of costs of $13	5,600	6	38,173				38,179
Exercise of employee stock options	127	0	190				190
Stock-based compensation			2,380				2,380
Book deduction of stock-based compensation in excess of tax deductions			(36)				(36)
Shares issued under employee stock purchase plan	114	—	504				504
Net income				28,258			28,258
Issuance of common stock under restricted stock unit awards, net of shares surrendered	141	—	(124)				(124)

Balance at January 31, 2010	60,949	$61	$167,266	$(5,945)	$73	$(6,396)	$155,059

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31, 2010	January 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$28,258	$(71,622)
Adjustments to reconcile net income to net cash used by operating activities (net of acquisition):
Amortization and depreciation	11,283	10,001
Loss on sale of assets	359	62
Provision for/(recoveries of) losses on accounts receivable	(403)	998
Impairment of long-lived assets	—	98,243
Deferred income taxes	3,954	(22,451)
Stock-based compensation expense	2,380	2,487
Changes in operating assets and liabilities:
Accounts receivable	1,220	10,917
Inventories	(1,961)	1,052
Other current assets	(503)	1,131
Income tax receivable/payable	(9,224)	2,833
Accounts payable	(7,414)	(7,425)
Accrued payroll	(142)	655
Accrued profit sharing	(392)	(485)
Accrued taxes other than income	(579)	306
Accrued other expenses	(7,787)	(1,013)
Accrued product/municipal liability	(361)	467
Accrued warranty	(547)	1,730
Other assets	(132)	(52)
Other non-current liabilities	(4,345)	1,275

Net cash provided by operating activities	13,664	29,109

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	(21,074)	—
Payments to acquire patents	(160)	(25)
Proceeds from sale of property and equipment	23	30
Payments to acquire property and equipment	(11,033)	(4,280)

Net cash used for investing activities	(32,244)	(4,275)

Cash flows from financing activities:
Proceeds from loans and notes payable	2,950	22,698
Debt issue costs — bank debt	(20)	(46)
Proceeds from issuance of common stock, net of issuance costs	35,082	32,045
Proceeds from disgorgement of profit	—	3
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	694	466
Taxes paid related to restricted stock issuance	(124)	—
Excess book deduction of stock-based compensation	(36)	(206)
Payments on loans and notes payable	(22,743)	(62,813)

Net cash provided by/(used in) financing activities	15,803	(7,853)

Net increase/(decrease) in cash and cash equivalents	(2,777)	16,981
Cash and cash equivalents, beginning of period	39,822	4,359

Cash and cash equivalents, end of period	$37,045	$21,340

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,606	$4,547
Income taxes	15,565	2,397
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
(1) Basis of Presentation:
     The consolidated balance sheet as of January 31, 2010, the consolidated statements of income for the nine months ended January 31, 2010 and 2009, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2010, and the consolidated statements of cash flows for the nine months ended January 31, 2010 and 2009 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2010 and for the periods presented have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2009 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2009. The results of operations for the nine months ended January 31, 2010 may not be indicative of the results that may be expected for the year ending April 30, 2010 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to licensing revenue, inventory, and foreign currency transactions have been reclassified to conform to the current period’s presentation.
(2) Organization:
     We are a U.S.-based, global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of revolvers, pistols, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, protection focused individuals, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We also design and construct facility perimeter security solutions for military and commercial applications.
     We were incorporated on June 17, 1991 in the state of Nevada.
     On May 11, 2001, we acquired all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.
     On January 3, 2007, we acquired all the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries, including Thompson/Center Arms Company, Inc. (“TCA”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the acquired business have been included in our consolidated financial statements since the acquisition date.
     On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”). Two of USR’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of USR in the acqusition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of USR have the right to earn up to 4,080,000 shares of our common stock if USR achieves certain EBITDAS targets, as defined, in calendar years 2009 and 2010. Based on USR’s actual calendar year 2009 results, no additional shares were earned or paid as EBITDAS for that period was below the $8 million threshold to achieve a distribution. If EBITDAS for calendar year 2010 exceeds $15 million, the former stockholders of USR will earn the full 4,080,000 shares with a prorated reduction in shares earned for EBITDAS less than $15 million and no shares earned for EBITDAS less than $12 million. As of the closing date, this contingent consideration was assigned a fair value of $27,824, or 4,001,522 shares based on the closing share price of $6.86 on July 20, 2009 and 78,478 shares at a closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. As of January 31, 2010, this liability was adjusted to a fair value of $16,157, classified entirely as a non-current liability because we expect that the former USR stockholders will earn the full 4,080,000 shares based on USR achieving the highest level EBITDAS target with its calendar year 2010 results. The $11,668 in income associated with the reduction in the contingent consideration versus the value recorded at the date of closing has been recorded as other income.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     We are currently finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as we obtain additional information regarding income taxes. The following table summarizes the preliminary allocation of the purchase price:

Total purchase consideration:
Cash	$21,062
Stock	38,191
Contingent consideration	27,824

Total purchase consideration	$87,077

Accounts receivable	$9,817
Inventories	3,973
Income tax receivable	72
Other current assets	704
Deferred income taxes	425

Total current assets	14,991
Property, plant and equipment, net	1,315
Intangibles, net	13,190
Goodwill	80,507
Other assets	10

Total assets acquired	110,013

Accounts payable	4,545
Accrued expenses	719
Accrued payroll	521
Accrued taxes other than income	489
Accrued warranty	58
Current portion of notes payable	7,231

Total current liabilities	13,563
Deferred income taxes	2,254
Notes payable, net of current portion	7,119

Total liabilities assumed	22,936

$87,077

     Included in general and administrative costs is $584 of acquisition-related costs incurred during the nine months ended January 31, 2010. An additional $13 of stock issuance costs related to the acquisition of USR were incurred and recorded against additional paid-in capital.
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
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     We recognize trademark licensing revenue for all individual licensees based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize as revenue non-refundable license fees received upon initial signing of license agreements when no future service is required on our part. As a result of uncertainties regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectability of future license amounts does not exist. Therefore, we do not recognize minimum royalty payments upon contract signing but instead record royalty revenue monthly when the royalty can be reasonably estimated for that month and payment is assured.
     Use of Estimates — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Operating results in the future could vary from the amounts derived from these estimates and assumptions. Our significant estimates include revenue recognition with regard to percentage of completion estimates, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.
     Accounting for Acquisitions — Effective May 1, 2009, we account for acquired businesses using the acquisition method of accounting as prescribed by the Business Combinations Topic, ASC 805. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. ASC 805 establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase, as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Acquisitions consummated prior to May 1, 2009 were accounted for in accordance with the previously applicable guidance of Statement of Financial Accounting Standards (“SFAS”) No. 141. In connection with the acquisition of USR, we expensed $584 of acquisition-related costs during the nine months ended January 31, 2010.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     Segment Information — Under Segment Reporting Topic, ASC 280-10, we are required to report financial and descriptive information about our reportable operating segments. We identify our operating segments based on how we internally evaluate separate financial information, business activities, and management responsibility. We believe we operate in two business segments. For further information regarding our business segments, see Note 18.
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
     We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of February 1st and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of each reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine operations, a second for our Rochester, New Hampshire operation, and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books in fiscal 2010 is associated solely with USR as it arose out of our acquisition of USR on July 20, 2009. As detailed in our Form 10-K for the fiscal year ended April 30, 2009, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of the goodwill and intangible assets associated with the acquisition of that reporting unit. Based on the work performed, we recorded a goodwill impairment loss of $41,173 during the three months ended October 31, 2008.
     We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, write down the asset to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, we recorded an impairment charge of $57,070 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
(4) Notes Payable:
     Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the acquisition line. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. (the “Lender”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we increased our leverage ratio to 3.50:1 for the fiscal quarters ending April 30, 2009, July 31, 2009, January 31, 2010, January 31, 2010, and April 30, 2010, with the ratio returning to 3.25:1 for all subsequent quarters. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to December 2012.
     As of January 31, 2010, the credit facility included a revolving line of credit of up to a maximum amount of the lesser of (a) $60,000, or (b) the sum of (i) 80% of the net amount of SWC’s, TCA’s, and USR’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $15,000 or (B) 60% of SWC’s , TCA’s and USR’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2012 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of January 31, 2010, after adjustment for $3,803 of standby letters of credit, there was $38,331 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.
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
     The credit facility contains various covenants, including certain financial covenants, all of which were met as of January 31, 2010.
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
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
(2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
     We evaluated the conversion features of the Notes and determined that no beneficial conversion feature existed and that there are no features of the instruments that require bifurcation.
(5) Inventory:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Finished goods	$20,055	$17,212
Finished parts	13,981	13,228
Work in process	7,586	6,793
Raw material	6,040	4,496

Total inventories	$47,662	$41,729

(6) Goodwill:
     The changes in the carrying amount of goodwill during the nine months ended January 31, 2010 were as follows:

Balance as of April 30, 2009	$—
Acquisition of Universal Safety Response, Inc. (see Note 2)	80,507

Balance as of January 31, 2010	$80,507

(7) Intangible Assets:
     Intangible assets consisted of the following as of January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Developed technology	$3,830	$1,740
Customer relationships	500	—
Patents, trademarks, and tradenames	12,366	4,706
Backlog	3,700	600

	20,396	7,046
Less: Accumulated amortization	(4,189)	(1,106)

Total intangible assets	$16,207	$5,940

(8) Accrued Expenses:
     Accrued expenses consisted of the following as of January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Accrued rebates and promotions	$1,988	$690
Accrued professional fees	2,976	1,695
Accrued audit liability	—	860
Accrued employee benefits	3,144	2,549
Accrued distributor incentives	4,117	6,330
Accrued environmental	102	184
Interest payable	418	1,198
Accrued workers’ compensation	658	640
Accrued utilities	391	440
Accrued other	5,090	3,020

Total accrued expenses	$18,884	$17,606

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements and printed materials, as incurred. For the nine months ended January 31, 2010 and 2009, advertising expense was approximately $11,629 and $11,447, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2010 and 2009 was $2,065 and $3,925, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the nine-month periods ended January 31, 2010 and 2009:

	Nine Months Ended
	January 31,	January 31,
	2010	2009
Beginning Balance	$5,335	$1,923
Liabilities assumed in the acquisition of Universal Safety Response, Inc.	58	—
Warranties issued and adjustments to provisions	2,065	3,925
Warranty claims	(2,827)	(1,453)

Ending Balance	$4,631	$4,395

(11) Other Non-Current Liabilities:
     Other non-current liabilities consisted of the following as of January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Product & municipal liability	$3,390	$3,462
Environmental	577	577
Workers’ compensation	1,903	1,883
Other	—	150
Post retirement medical	23	23
Sales tax	39	39
Warranty	832	1,047
Accrued contingent consideration (Note 2)	16,157	—
Accrual for uncertain income tax positions (Note 14)	393	929
Pension liability	451	523

Other non-current liabilities	$23,765	$8,633

(12) Self-Insurance Reserves:
     As of January 31, 2010 and April 30, 2009, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $10,582 and $10,986, respectively, of which $5,293 and $5,345, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $5,289 and $5,641, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $324 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, there exists a possibility that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $7,902 and $9,270 for the nine months ended January 31, 2010 and 2009, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements when we believe such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. At January 31, 2010 and April 30, 2009, we had product liability and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
municipal litigation reserves of $6,447 and $6,880, respectively, consisting entirely of estimated legal defense costs, of which $3,390 and $3,462, respectively, has been included in other non-current liabilities, and the remaining amounts of $3,057 and $3,418, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at January 31, 2010 and April 30, 2009, we had recorded receivables from insurance carriers related to these liabilities of $2,108 and $2,060, respectively, of which $2,083 and $2,035, respectively, have been classified as other assets and the remaining $25 for both periods has been classified as other current assets.
(13) Stockholders’ Equity:
Common Stock
     During the nine months ended January 31, 2010, options or warrants were exercised and common stock issued as follows:
     (a) We issued 126,499 shares of common stock having a market value of $734 to current and former employees upon the exercise of options granted to them while employees of our company. The cost to purchase these shares was $190.
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
     (e) In November 2009, we issued 107,714 shares of common stock in connection with our acquisition of USR (see Note 2).
Earnings per Share
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2010 and 2009:

	For the Three Months Ended January 31,
	2010			2009
						Per
	Net		Per Share	Net		Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$2,380	59,720,847	$0.04	$2,355	47,205,685	$0.05
Effect of dilutive stock options and warrants	—	692,599	—	—	885,741	—

Diluted earnings/(loss)	$2,380	60,413,446	$0.04	$2,355	48,091,426	$0.05

     For the three months ended January 31, 2010, 6,485,084 shares of our common stock issuable upon conversion of the Notes and options to purchase 1,073,064 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended January 31, 2009, 6,485,084 shares of our common stock issuable upon conversion of the Notes and options and warrants to purchase 2,776,479 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2010 and 2009:

	For the Nine Months Ended January 31,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic earnings/(loss)	$28,258	57,674,210	$0.49	$(71,622)	46,592,482	$(1.54)
Effect of dilutive stock options and warrants	—	786,993	—	—	—	—
Effect of assumed conversion of convertible debt	1,487	6,485,084	(0.03)	—	—	—

Diluted earnings/(loss)	$29,745	64,946,287	$0.46	$(71,622)	46,592,482	$(1.54)

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     For the nine months ended January 31, 2010, options to purchase 583,200 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended January 31, 2009, 6,485,084 shares of our common stock issuable upon conversion of the Notes and options and warrants to purchase 2,157,189 shares were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.
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
     The following outlines the activity related to the warrants for the periods indicated:

	For the Nine Months Ended January 31,
	2010		2009
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36
Warrants exercised during the period	—	—	—	$—

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	0.6 years		1.6 years
Incentive Compensation and Employee Stock Purchase Plans
     We have two stock option plans (the “SOPs”): the 2001 Stock Option Plan and the 2004 Incentive Stock Plan. New grants under the 2001 Stock Option Plan have not been made since the approval of the 2004 Incentive Stock Plan at our September 13, 2004 annual meeting of stockholders. All new grants covering all participants are issued under the 2004 Incentive Stock Plan. The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan allows for granting of options to acquire common stock, the granting of restricted common stock and deferred stock, the granting of restricted stock units, the granting of stock appreciation rights, and the granting of dividend equivalents. Our board of directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors with or without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture. Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael F. Golden in connection with his hiring as our President and Chief Executive Officer during the fiscal year ended April 30, 2005.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the nine months ended January 31, 2010 and 2009 are as follows:

	For the Nine Months Ended January 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,428,263	$4.76	2,247,262	$3.88
Granted during year	900,500	5.19	598,000	5.42
Exercised during year	(126,499)	1.51	(19,667)	2.32
Canceled/forfeited during year	—	—	(5,000)	4.55

Options outstanding, end of year	3,202,264	$5.01	2,820,595	$4.21

Options exercisable, end of year	1,883,600	$4.45	2,001,926	$3.22

     A summary of stock options outstanding, vested, and exercisable at January 31, 2010 follows:

	Outstanding			Vested and Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
	at January 31, 2010	Contractual Life	Exercise Price	at January 31, 2010	Exercise Price
Range of Exercise Prices
$0.81 — $4.19	1,161,333	5.84 years	$2.17	893,833	$1.58
$4.27 — $5.69	1,242,431	7.76 years	5.02	620,765	4.67
$5.77 — $15.00	798,500	8.32 years	9.10	369,002	11.02

$0.81 — $15.00	3,202,264	7.20 years	$5.01	1,883,600	$4.45

     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is the lesser of 12,500 shares or a total value of $25 in shares, based on the fair market value on the first day of the purchase period. All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2010 and 2009, 113,208 and 132,180 shares, respectively, were purchased under the ESPP.
     We account for our stock-based compensation in accordance with the Compensation – Stock Compensation Topic, ASC 718, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. In accordance with ASC 718, we have calculated the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     The following assumptions were used in valuing our options granted during the nine-month periods ended January 31, 2010 and 2009:

	For the nine months ended January 31,
	2010	2009
Stock option grants:
Risk-free interest rate	3.42 — 3.80%	3.48 — 4.05%
Expected term	7.08 — 10.0 years	7.08 — 10.0 years
Expected volatility	76.0 — 76.9%	72.8 — 73.1%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	0.18%	1.49%
Expected term	6 months	6 months
Expected volatility	71.4%	70.2%
Dividend yield	0%	0%
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended January 31, 2010 was $4.06. There were 900,500 and 598,000 options granted during the nine months ended January 31, 2010 and 2009, respectively. The total stock-based compensation expense related to SFAS 123(R), including stock options, purchases under the ESPP, and restricted stock unit awards, was $2,379 and $2,487 for the nine months ended January 31, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the nine months ended January 31, 2010 and 2009, we granted 47,400 and 18,000 restricted stock units, or RSUs, respectively, to employees and non-employees. Our fiscal 2010 grants include an aggregate of 39,900 RSUs granted to Michael F. Golden, our President and Chief Executive Officer, and William F. Spengler, our Executive Vice President and Chief Financial Officer. These RSUs are performance-based and the receipt of shares of common stock is subject to our company achieving certain financial targets. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $301 and $758 for the nine months ended January 31, 2010 and 2009, respectively. During the nine months ended January 31, 2010 and 2009, we issued 141,157 and 173,973 shares of common stock, respectively, under RSUs that had vested during the nine months with a total market value of $680 and $890, respectively. During the nine months ended January 31, 2010, we cancelled 12,333 RSU grants to former employees. During the nine months ended January 31, 2009, we cancelled 53,334 performance-based RSUs previously granted to Michael Golden, our President and Chief Executive Officer, as financial targets associated with these RSUs were not met for the fiscal year ended April 30, 2009. As of January 31, 2010, there was $409 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 1.1 years.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) 10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of January 31, 2010, we have not had any such changes that would have resulted in the execution of the Rights Plan.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
(14) Income Taxes:
     We use an asset and liability approach for financial accounting and reporting of income taxes. We determine deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws to the taxable years in which differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.
     At January 31, 2010, we had unrecognized tax benefits of approximately $393, most of which, if recognized, would favorably impact the effective tax rate. Included in our accrual at January 31, 2010 is approximately $147 of accrued interest and penalties related to uncertain tax positions.
     The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2010, we recognized a reduction in our reserve for unrecognized tax benefits because of the expiration of the related statute of limitations. We expect that this reduction in liabilities will be partially offset by additional interest incurred on outstanding tax. We do not expect either change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
     With limited exception, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for several years. The examination by the Internal Revenue Service of our income taxes for tax years ended April 30, 2008 and 2007 was closed in February 2010 with no material assessments noted.
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
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits. The complaints in these actions, which have been consolidated into one action, were brought individually and on behalf of all persons who purchased securities of our company between June 15, 2007 and December 6, 2007. The plaintiffs seek unspecified damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We filed a Motion to Dismiss the litigation. As a result, the Court dismissed our Chairman of the Board from the litigation. Plaintiffs have filed a motion for class certification and we are opposing that motion. Our brief in opposition was filed on March 8, 2010. Discovery is ongoing.
     We were involved in a purported stockholder derivative lawsuit in the U.S. District Court for the District of Nevada. The action was brought by putative plaintiffs on behalf of our company against certain of our officers and directors. We have filed a Motion to Dismiss the litigation. On March 3, 2010, the court granted our motion, dismissing the case in its entirety. Plaintiffs have until April 2, 2010 to appeal that decision. We are also involved in two purported stockholder derivative lawsuits in the U.S. District Court for the District of Massachusetts. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. On January 29, 2010, plaintiffs filed their Verified Shareholder Complaint. We have until March 31, 2010 to answer or otherwise respond to that Complaint.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     New Cases
     The following new cases were filed against us or became reportable during the three months ended January 31, 2010.
     Jay Dee Nelson, et. al. v. Smith & Wesson Corp., et al. in the United States District Court for the District of Alaska. The suit was filed in the State Court of Alaska on June 3, 2009 and removed to Federal Court on January 25, 2010 after service of process. The plaintiffs claim that plaintiff minor, Kariel Young, was injured and caused to be a paraplegic due to a Smith & Wesson         .22 caliber revolver being fired by Wyatt Nelson, a minor, on June 6, 2007. The plaintiffs’ claims allege product liability due to defective design, manufacture, and the lack of an effective safety lock on the .22 revolver when discharged by a minor. Plaintiffs’ Complaint asserts emotional distress, compensable damages, and punitive damages. We have filed a Motion to Dismiss the plaintiffs’ Complaint challenging the sufficiency of the pleadings as set forth by the plaintiffs. The plaintiffs have sought to remand the case to State Court. Both the Motion to Dismiss and the Motion to Remand remain pending with the District Court.
     Kelly Cousins v. Smith & Wesson Corp. In the United States District Court for the Eastern District of Louisiana. The Complaint was filed on April 28, 2009 in State Court in Louisiana and removed to Federal Court on May 26, 2009. The plaintiff seeks to recover damages for personal injuries allegedly sustained by Kelly Cousins on or about October 25, 2008 while attempting to holster his Walther PPK/S pistol. Plaintiff’s allegations assert claims of defective design and an unreasonably dangerous condition in the subject pistol and that a round discharged from the pistol causing injury to plaintiff’s leg On February 20, 2009, we announced a recall of certain Walther PPK/S pistols manufactured by us to correct a condition that may occur in certain of our pistols. We have inspected the pistol and filed liability and damage expert reports pursuant to the Court’s Case Management Order. Plaintiff untimely filed an expert liability report. On January 11, 2010, we filed a Motion for Summary Judgment. No decision has issued to date. Discovery is ongoing. A settlement conference is scheduled for March 18, 2010. Trial is scheduled for April 12, 2010.
     Jeremy McCutchen v. Thompson/Center Arms Company, Inc., et al., in the District Court of Harris County, Texas. The complaint, filed on December 21, 2009, asserts claims based on theories of strict liability, breach of warranty, negligence, and failure to warn. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Thompson/Center Arms rifle on December 22, 2007 when the firearm allegedly malfunctioned causing injury to the plaintiff. Thompson/Center Arms filed an answer to plaintiff’s complaint on January 29, 2010 denying all allegations of liability. Discovery is ongoing. Trial has not yet been scheduled.
     Steve and Michelle Santoyo v. Bear Lake Holdings, Inc., d/b/a Thompson/Center Arms, et al., in the Circuit Court of Boone County, Missouri. The complaint, filed on or about February 11, 2010, asserts claims based on theories of strict liability, negligence, failure to warn, negligently supplying a dangerous instrumentality, loss of consortium, and punitive damages. The plaintiffs seek unspecified money damages. Plaintiff Steve Santoyo claims to have been using a Thompson/Center Arms Black Diamond muzzleloader on November 28, 2008, when the firearm allegedly malfunctioned causing injury to him. Our response to the complaint is due on April 1, 2010. Trial has not yet been scheduled.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     Cases Dismissed or Resolved
     Scott C. Worrall v. Smith & Wesson Corp., et. al., in the Superior Court for the State of Indiana for the County of Vigo. On February 25, 2010, this case was settled within the limits of our self-insured retention.
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
     Jeremy T. Hunter and Alysha Hunter v. Smith & Wesson Corp., et al. in the United States District Court for the Southern District of Illinois. On August 14, 2009, this case was settled within the limits of our self-insured retention.
     Cases on Appeal
     The following case is still subject to appeal:
     Cary Green v. Smith & Wesson Holding Corp., et al. in the United States District Court for the District of Nevada. This action is a purported derivative action brought by plaintiffs on behalf of our company against certain of our officers and directors. The complaints seek to assert claims including alleged breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On April 29, 2008, the parties submitted, and the Court entered, a joint stipulation to stay this action in its entirety until 30 days after the United States District Court for the District of Massachusetts issues a ruling on any motion to dismiss the complaint filed in In re Smith & Wesson Holding Corp. Securities Litigation . On March 26, 2009, our motion in that case was granted as to Mr. Monheit and denied as to the remaining defendants. On June 11, 2009, we filed a motion to dismiss. On August 25, 2009, plaintiffs filed a Verified Amended Shareholder Derivative Complaint. On October 9, 2009, we filed a motion to dismiss plaintiff’s amended complaint. Plaintiff filed a brief opposing our motion to dismiss on November 6, 2009. On March 3, 2010, the court granted our motion to dismiss in its entirety. Plaintiffs have until April 2, 2010 to appeal.
     Pending Cases
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On February 11, 2008, the plaintiffs in each of the above-referenced actions filed motions for consolidation of the actions and to appoint lead class plaintiffs and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. We filed our reply to that Opposition on December 12, 2008. A hearing was held on our motion to dismiss on January 12, 2009. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. Our brief in opposition was filed on March 8, 2010. Discovery is ongoing. Trial is scheduled to begin on February 7, 2011.
     Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al.; in the United States District Court for the District of Massachusetts. These actions were filed on or about October 15, 2009. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
concerning the company’s earnings and business prospects for the fiscal year 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. A motion to consolidate the two actions was granted on December 15, 2009. On January 29, 2010, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint. We will answer or otherwise respond to the pleading by no later than March 31, 2010.
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
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiff’s allegations of liability. Discovery is ongoing. Trial is scheduled to begin on June 28, 2010.
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleges that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserts claims for negligence, strict liability, and breach of warranty. On January 2, 2009, we filed a motion to strike and a partial motion to dismiss certain portions of plaintiff’s complaint. On January 9, 2009 our motion was denied by the court. On February 4, 2009, we filed our answer to plaintiff’s complaint. Discovery is ongoing. Trial was rescheduled for September 7, 2010.
     Chester Wolfe, et. al. v. Smith & Wesson Holding Corporation, et. al. in the Common Pleas Court of Miami County, Ohio. The complaint, filed on December 16, 2008, alleges that the plaintiff sustained an amputation of his left thumb on December 25, 2007, while operating a Smith & Wesson Model 460 revolver, due to gas escaping from the barrel cylinder gap at the front of the revolver. Plaintiffs allege products liability asserting claims for design and manufacturing defect, failure to warn, and loss of consortium. Plaintiffs seek damages in excess of $25,000. On January 14, 2009, we filed our answer denying plaintiffs’ allegations. On December 11, 2009, plaintiff withdrew their case against the dealer, leaving us as the only defendant in the case. On December 21, 2009, we removed the case to federal court. Discover is ongoing. Trial is scheduled to begin on August 15, 2011.
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
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. No decision has been issued to date. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325,000. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference is scheduled for August 5, 2010. Trial is scheduled to begin October 19, 2010.
Foreign Corrupt Practices Act (FCPA)
     On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the firearm industry, one of whom was our Vice President Sales, International & U.S. Law Enforcement. We were not charged in the indictment. On January 22, 2010, we were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. If the DOJ determines that we violated FCPA laws, we may face sanctions, including monetary penalties and administrative relief. In addition, we are incurring legal costs for our company as well as for our employee.
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
     We had reserves of $679 as of January 31, 2010 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations. When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.
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
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain TCA officers, which covered four former executives at January 31, 2010. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which all future obligations are paid by us. As of January 31, 2010, $562 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.46% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2010 — $28; 2011 — $110; 2012 — $110; 2013 — $110; 2014 — $92; and thereafter — $159.
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
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,803 as of January 31, 2010, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.
(16) Derivative Financial Instruments and Hedging Activities:
     On May 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurement,” which has now been primarily codified into the Fair Value Measurements and Disclosures Topic, ASC 820-10, for our financial assets and liabilities. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities, which were previously deferred by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, ASC 820-10-65, on May 1, 2009. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
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
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in
	January 31,	Active Markets
Description	2010	(Level 1)
Assets:
Cash and short-term deposits	$37,045	$37,045

Total assets	$37,045	$37,045

Liabilities:
Foreign Exchange Contracts	$274	$274
Contingent consideration (Note 2)	16,157	16,157

Total liabilities	$16,431	$16,431

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
     The following table presents information about derivatives outstanding as of January 31, 2010 and 2009:

Derivatives Not Designated	Balance Sheet Location
as Hedging Instruments	Liabilities	2010	2009
Foreign Exchange Contracts	Accrued Expenses	$274	$356
Contingent Consideration (Note 2)	Other Non-current Liabilities	$16,157	$—
     The following table presents information about the effect of derivative instruments on our financial performance for the nine months ended January 31, 2010 and 2009:

		Amount of Gain or (Loss)
	Location of Gain or	Recognized in Income on
Derivatives Not Designated	(Loss) Recognized in	Derivative
as Hedging Instruments	Income on Derivative	2010	2009
Foreign Exchange Contracts	Other income/(expense)	$(189)	$(766)
Contingent Consideration (Note 2)	Other income/(expense)	11,668	—

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist.
(17) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The amendments in this update require new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs) and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
     In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years beginning on or after December 15, 2009. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
     In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, or ASU 2009-16. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective January 1, 2010 and applies with the adoption of SFAS No. 166, which it amends. The adoption of this standard will not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15. ASU 2009-15 provides guidance on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. This standard is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard will not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard will not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, which has not yet been codified in the ASC. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard will not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
Recently Adopted Accounting Standards
     In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosure, or ASU 2009-12. This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This standard is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification, or the Codification, Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance did not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
Technical Practice Aids, and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which was primarily codified into the Intangibles – Goodwill and Other Topic, ASC 350-30-50. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The adoption of this guidance did not have any impact on our consolidated financial statements.
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
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was primarily codified into the Investments – Debt and Equity Securities Topic, ASC 320-10-65. This guidance amends the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance is effective for all reporting periods ending after June 15, 2009. Neither of these pronouncements had any impact on our consolidated financial statements.
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
     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,551 and land, buildings, and leasehold improvements totaling $53,429. Included in the assets of the perimeter security segment is goodwill totaling $80,507 and intangible assets totaling $10,656.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2010 and 2009
(Dollars in thousands, except share data)
     Results by business segment are presented in the following table for the three months ended January 31, 2010:

		Perimeter
	Firearms	Security	Total
Net product and services sales	$74,735	$14,644	$89,379
Operating income/(loss)	$2,881	$(955) (a)	$1,926
As a percentage of revenue	3.9%	-6.5%	2.2%
Depreciation and amortization	$2,798	$1,149	$3,947

(a)	Amount includes $969 of amortization of intangibles related to acquisition accounting.
     Results by business segment are presented in the following table for the nine months ended January 31, 2010:

		Perimeter
	Firearms	Security	Total
Net product and services sales	$267,691	$32,733	$300,424
Operating income	$30,560	$(813) (b)	$29,747
As a percentage of revenue	11.4%	-2.5%	9.9%
Depreciation and amortization	$8,326	$2,957	$11,283
Assets	$206,604	$116,749	$323,353

(b)	Amount includes $2,600 of amortization of intangibles related to acquisition accounting.
(19) Pro Forma Results (Unaudited):
     The following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2008:

	For the nine months ended January 31,
Description	2010	2009
Net product and services sales	$309,012	$257,000
Net income/(loss)	$27,169	$(73,252)	(c)
Net income per share	$0.43	$(1.41)

(c)	Amount includes $76,477 of impairment charges, net of tax, related to Thompson/Center Arms.
     The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded in the nine months ended January 31, 2010.

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
Third Quarter Fiscal 2010 Highlights
     Net sales for the three months ended January 31, 2010 were $89,379,000, a $5,667,000, or 6.8%, increase over net sales of $83,712,000 for the three months ended January 31, 2009. Firearm sales decreased for the three months by $7,982,000, or 10.2%, from the three months ended January 31, 2009 due to a combination of consumer demand returning to normal levels and less available product to ship during the current quarter because of correspondingly lower inventory levels at the start of this quarter.. Within the firearm category, law enforcement shipments increased 31.7%, driven by our M&P product line; however, overall pistol sales declined by 33.0% with a significant decrease in Sigmas driving the entire category down. Walther product sales grew 7.6% based on strong demand for the new PK380 pistol as well as increased production and availability of products manufactured in Walther’s factory in Germany. Tactical rifle sales remained strong, although not at the heightened demand levels seen in recent quarters, increasing by 18.2% in the quarter. Hunting firearm sales increased 5.6% over the comparable quarter last year, reflecting a stabilization of black powder sales and continued positive results in the Thompson/Center Arms branded bolt action product lines that were introduced over the past year. Perimeter security revenues were $14,644,000, more than 70% above revenues for the same quarter last year, in spite of a number of installation delays caused by significant snow storms along the East Coast.
     Gross profit as a percentage of net revenue was 28.0% for the three months ended January 31, 2010 compared with 25.7% for the three months ended January 31, 2009, reflecting a $2,242,000 reduction in warranty expense primarily related to the Walther PPK and PPK/S recall in the third fiscal quarter of 2009. Amortization of acquisition-related intangibles totaling $888,000 arising from the USR acquisition negatively impacted gross margin results while reduced promotional spending of $774,000 favorably impacted gross margins.
     The change in our stock price from $4.27 as of October 31, 2009 to $3.96 as of January 31, 2010 required us to adjust the liability related to the contingent consideration recorded in connection with our acquisition of USR. This resulted in a fair value adjustment of $1,304,000 recorded as other income during the three months ended January 31, 2010. In future periods, our income statement may be favorably or unfavorably affected by adjustment of this liability to then fair value by recording it at our stock price at future balance sheet dates. As a result, increases and decreases in the trading price of our common stock may have a significant effect on our net income and earnings per share reported under GAAP, totally apart from our operating results. In addition, any earnings guidance that we may give and any projections of our earnings by analysts will be subject to changes in our stock price.
     Net income for the three months ended January 31, 2010 was $2,380,000, or $0.04 per fully diluted share, compared with $2,355,000, or $0.05 per fully diluted share, for the three months ended January 31, 2009.
     Net sales for the nine months ended January 31, 2010 were $300,424,000, a $65,005,000, or 27.6%, increase over net sales of $235,419,000 for the nine months ended January 31, 2009. Firearm sales increased for the nine months by $36,061,000, or 16.6%, over the nine months ended January 31, 2009. Within the firearm category, pistol and revolver sales were flat compared to the prior year, driven by consumer demand and continued strong law enforcement and international sales growth in our M&P pistol product lines offset by capacity constraints. Walther product sales grew 26.8% based on the new PK380 pistol product introduction as well as increased production and availability of German manufactured products. Tactical rifle sales remained strong, increasing by 115.2% in the period accelerated by our increased capacity to fulfill consumer and law enforcement orders. Hunting firearm sales declined 6.3% from the prior year period on economic weakness early in the fiscal year impacting the black powder market, as well as the discontinuation of Smith & Wesson-branded bolt action rifles. Perimeter security revenues reached $32,733,000, more than 90% above revenues for the same period last year, with continued growth in order intake being hampered by weather-related installation delays.
     Gross profit as a percentage of net revenue was 31.7% for the nine months ended January 31, 2010 compared with 28.1% for the nine months ended January 31, 2009, reflecting a $2,095,000 reduction in warranty expense primarily related to the Walther PPK and PPK/S recall in the third quarter of fiscal 2009 combined with improvements in efficiency and overhead absorption in our Springfield facility as well as cost-reduction improvements and efficiencies realized in our Rochester facility. Amortization of acquisition-related intangibles totaling $2,427,000 negatively impacted gross margin results while reduced promotional spending of $1,890,000 improved gross margins.
     During fiscal 2009, we determined that the goodwill and long-lived assets related to our acquisition of Thompson/Center Arms were impaired due to severe economic and market conditions that appeared to be continuing and other factors. Based on this determination under applicable accounting standards, we recorded an impairment charge of $98,243,000, less related deferred tax liabilities of $21,766,000, yielding a $76,477,000 adverse impact to after-tax profits.
     The change in our stock price from $6.86 as of July 20, 2009, the date we acquired USR, to $3.96 as of January 31, 2010 required us to adjust the liability related to the contingent consideration recorded in connection with our acquisition of USR. This resulted in a fair value adjustment of $11,668,000 recorded as other income during the nine months ended January 31, 2010.
     Net income for the nine months ended January 31, 2010 was $28,258,000, or $0.46 per fully diluted share, compared with a loss of $71,622,000, or ($1.54) per fully diluted share, for the nine months ended January 31, 2009.
     On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the firearm industry, one of whom was our Vice President Sales, International & U.S. Law Enforcement. We were not charged in the indictment. On January 22, 2010, we were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. If the DOJ determines that we violated FCPA laws, we may face sanctions, including monetary penalties and administrative relief. In addition, we are incurring legal costs for our company as well as for our employee.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Revolvers	$18,061	$22,338	$(4,277)	-19.1%
Pistols	16,671	24,900	(8,229)	-33.0%
Walther	10,473	9,734	739	7.6%
Tactical Rifles	10,369	8,774	1,595	18.2%
Premium Products	4,603	3,282	1,321	40.2%
Hunting Firearms	6,025	5,708	317	5.6%
Parts & Accessories	3,883	3,331	552	16.6%

Total Firearms	70,085	78,067	(7,982)	-10.2%
Perimeter Security	14,644	—	14,644	N/M
Handcuffs	1,570	1,448	122	8.4%
Specialty Services	933	1,574	(641)	-40.7%
Other	2,147	2,623	(476)	-18.1%

Non-Firearms	19,294	5,645	13,649	241.8%

Total	$89,379	$83,712	$5,667	6.8%

     Net sales for the three-month period ended January 31, 2010 increased over the comparable quarter last year because of the contribution of USR and increased capacity in tactical rifle production to fulfill strong consumer and law enforcement driven demand. Revolver sales decreased 19.1% from the comparable quarter last year in spite of continued strong consumer demand because of reduced inventory available to ship at the start of the current fiscal quarter. Pistol sales decreased 33.0%, driven by reduced available-to-ship inventory and a decline in consumer demand, particularly in the Sigma product lines. Our M&P pistol product lines were down 12.0%, with strong results in law enforcement and international channels offsetting a reduction in the sporting goods channel. Walther product sales grew 7.6% based on introduction of the PK380 as well as increased production and availability of the German manufactured products, such as the P22 and PPS. Introduction of our new M&P15-22 tactical rifle, as well as increases in our capacity to produce all tactical rifles to meet higher consumer demand, enabled us to achieve 18.2% growth in the quarter. New product offerings in Performance Center Pro Series handguns have increased sales on products within our premium product lines by 40.2% over the prior year comparable quarter. Hunting products stabilized with black powder products achieving a slight increase over the prior year quarter, and the impact of Thompson/Center bolt-action product offerings offsetting discontinued product offering close out sales. Parts and accessories sales increased over the prior year quarter because of an increased sales focus on hunting products. Perimeter security sales were nearly $15.0 million in spite of weather-related delays in installations throughout much of the United States.
     The order backlog as of January 31, 2010 was $116,749,000, of which $74,246,000 related to firearms, with the balance of $42,503,000 related to USR. The firearm order backlog was $48,897,000 lower than at the end of the comparable quarter last year and was reduced by $21,570,000 during the quarter due to shipments made, lower order intake during the quarter, and some order cancellation, but remained substantially higher than we typically experienced prior to the extraordinary increases in consumer demand in the third and fourth quarters of fiscal 2009.
     Sales into our sporting goods distribution channel were approximately $58,845,000 for the three months ended January 31, 2010, a decrease of 18.0% from the comparable quarter last year due primarily to a reduction in inventory available to ship during the current quarter as compared to the prior year quarter. Excluding USR sales, law enforcement sales of $7,057,000 were 31.7% higher than in the comparable quarter last year. Excluding $12,514,000 of USR sales, federal government sales of $922,000 increased $609,000, or 194.6%, over the three months ended January 31, 2009. International sales for the three months ended January 31, 2010 of $7,397,000 increased 28.4% over the comparable quarter last year and included firearm shipments to law enforcement agencies in Mexico, Thailand, Japan and Puerto Rico.

     The following table sets forth certain information relating to net product and services sales for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Revolvers	$56,545	$56,273	$272	0.5%
Pistols	64,391	64,190	201	0.3%
Walther	29,938	23,619	6,319	26.8%
Tactical Rifles	48,136	22,370	25,766	115.2%
Premium Products	13,689	11,163	2,526	22.6%
Hunting Firearms	26,023	27,763	(1,740)	-6.3%
Parts & Accessories	15,226	12,509	2,717	21.7%

Total Firearms	253,948	217,887	36,061	16.6%
Perimeter Security	32,733	—	32,733	N/M
Handcuffs	3,803	5,187	(1,384)	-26.7%
Specialty Services	4,109	5,018	(909)	-18.1%
Other	5,831	7,327	(1,496)	-20.4%

Non-Firearms	46,476	17,532	28,944	165.1%

Total	$300,424	$235,419	$65,005	27.6%

     Net sales for the nine-month period ended January 31, 2010 increased over the comparable period last year primarily because of strong consumer driven growth in tactical rifle sales. Revolver and pistol sales were flat versus the comparable period last year with lower unit sales due to reduced availability of inventory for shipment entirely offset by lower promotional expenses in the current nine month period. Increases in the M&P pistol product lines to consumers, law enforcement, and international agencies in terms of units and sales dollars were offset by lower unit sales of Sigma products due to lower product available for sale. Walther product sales grew 26.8% based on the PK380 pistol product introduction as well as increased production and availability of the German manufactured products. Introduction of our new M&P15-22 tactical rifle as well as increases in our capacity to produce all tactical rifles to meet higher consumer demand led to increased sales of this product. New product offerings in the Classics series of handguns increased sales of products within our premium product lines by 22.6% over the prior year comparable period. Hunting products continued to be impacted by the weakness in the economy, with sales of our black powder products down slightly from the comparable period last year. In addition, Smith & Wesson-branded bolt-action rifles were discontinued late in fiscal 2009 and represent a decline in sales in the current year that is only partially offset by increased performance by Thompson/Center branded bolt-action rifles. Parts and accessories sales increased substantially because of an increased sales focus on hunting products and increased demand for parts and accessories in our handgun lines, reflecting the high demand for both new and used firearms. Perimeter security sales represented revenue that was recognized subsequent to our acquisition of USR on July 20, 2009.
     Sales into our sporting goods distribution channel were approximately $217,555,000 for the nine months ended January 31, 2010, an increase of 12.1% over the comparable period last year. Excluding $505,000 of USR sales, law enforcement sales of $22,154,000 were 30.9% higher than in the comparable period last year. Excluding $27,494,000 of USR sales, federal government sales of $3,106,000 increased $339,000, or 12.3%, over the nine months ended January 31, 2009. International sales for the nine months ended January 31, 2010 of $23,581,000 increased 17.2% over the comparable period last year and included firearm shipments to law enforcement agencies in Puerto Rico, Japan, Thailand, India, Korea, and Mexico.
Cost of Revenue and Gross Profit
     The following table sets forth certain information regarding cost of revenue and gross profit for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Cost of revenue	$64,363	$62,182	$2,181	3.5%
% of net revenue	72.0%	74.3%
Gross profit	25,016	21,530	$3,486	16.2%
% of net revenue	28.0%	25.7%
     Gross profit for the three months ended January 31, 2010 increased as a result of the increase in sales and improved gross profit margins. Gross profit as a percentage of net revenue improved as a result of a $2,242,000 reduction in warranty expense in large part reflecting the Walther PPK and PPK/S recall that occurred in the third fiscal quarter of 2009. In addition, we reduced promotion spending by $774,000 during the third quarter of fiscal 2010 from the third quarter of fiscal 2009. The impact of our acquisition of USR on July 20, 2009 had an unfavorable impact on our gross profit as a percentage of net revenue as a result of amortization of acquisition-related intangibles that reduced gross margin by $888,000 and lower than historical margins on selected strategic projects that also contained new product offerings.
     The following table sets forth certain information regarding cost of revenue and gross profit for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Cost of revenue	$205,222	$169,231	$35,991	21.3%
% of net revenue	68.3%	71.9%
Gross profit	95,202	66,188	$29,014	43.8%
% of net revenue	31.7%	28.1%
     Gross profit for the nine months ended January 31, 2010 increased as a result of the increase in sales and improved gross profit margins. As with the quarterly results, gross profit as a percentage of net revenue improved as a result of a $2,095,000 reduction in warranty expense, lower promotional spending and favorable absorption resulting from high production volume to meet consumer demand. In addition, reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility contributed to the improved gross margin percentage. We reduced promotion spending by $1,890,000 during the first nine months of fiscal 2010 as compared with the first nine months of fiscal 2009. The impact of our acquisition of USR had an unfavorable impact on our gross profit as a percentage of net revenue as a result of amortization of acquisition-related intangibles that reduced gross margin by $2,427,000 and additional costs incurred as the business grows.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Research and development	$1,166	$700	$466	66.6%
Sales and marketing	8,703	7,244	1,459	20.1%
General and administrative	13,221	9,064	4,157	45.9%

Operating expenses	$23,090	$17,008	$6,082	35.8%
% of net revenue	25.8%	20.3%
     USR represented $3,147,000 of the increase in operating expenses, primarily in general and administrative. Excluding USR, operating expenses for the three months ended January 31, 2010 increased $2,935,000, resulting from increased sales and marketing expenses related to strategic growth initiatives, increased research and development costs related to our recently introduced M&P4 product line, and increased legal and consulting fees of $1,106,000 related to allegations against one of our employees under the Foreign Corrupt Practices Act, partially offset by reduced profit sharing and bad debt reserves charges.
     The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Research and development	$3,087	$2,093	$994	47.5%
Sales and marketing	24,209	22,323	1,886	8.4%
General and administrative	38,159	28,973	9,186	31.7%
Impairment of long-lived assets	—	98,243	(98,243)	-100.0%

Operating expenses	$65,455	$151,632	$(86,177)	-56.8%
% of net revenue	21.8%	64.4%
     Excluding the impact of the impairment charge recorded in the second fiscal quarter of 2009 related to goodwill and other long-lived intangible assets related to our investment in Thompson/Center Arms and $6,306,000 of operating expense incurred in connection with our newly acquired USR operation, operating expenses for the nine months ended January 31, 2010 increased $5,760,000 because of increased profit sharing and management incentive compensation related to improved financial performance versus the prior year period, increased administrative costs related to our acquisition of USR, including legal and accounting-related consulting fees, and increased legal and consulting fees related to allegations against one of our employees under the Foreign Corrupt Practices Act. This was partially offset by lower amortization of intangibles due to our impairment of long-lived assets and Thompson/Center Arms and lower bad debt reserves charges that arose from the sudden decline in the economy in calendar 2008.
Income from Operations
     The following table sets forth certain information regarding income from operations for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income from operations	$1,926	$4,522	$(2,596)	57.4%
% of net revenue	2.2%	5.4%

     Income from operations for the three months ended January 31, 2010 was lower than for the comparable quarter last year as a result of increased operating expenses partially offset by increased sales and improved gross profit margins.
     The following table sets forth certain information regarding income from operations for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income from operations	$29,747	$(85,444)	$115,191	134.8%
% of net revenue	9.9%	-36.3%
     Excluding the impact of the impairment charge in the prior year described above, income from operations for the nine months ended January 31, 2010 was $16,948,000, or 132.4%, higher than for the comparable period last year as a result of increased sales and corresponding gross profit partially offset by increased operating expenses.
Other Income/(Expense)
     The following table sets forth certain information regarding other income/(expense) for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Other income/(expense)	$977	$366	$611	-166.9%
     Other income for the three-month period ended January 31, 2010 included $1,304,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR on July 20, 2009. Our stock price declined $0.31 between the end of the second and third quarters, and we were required to record this change in the fair value of the contingent consideration liability. The remaining reduction in expense related to more favorable mark-to-market adjustments in the current quarter on foreign currency contracts.
     The following table sets forth certain information regarding other income/(expense) for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Other income/(expense)	$11,463	$(515)	$11,978	-2325.8%
     Other income for the nine-month period ended January 31, 2010 included $11,668,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR on July 20, 2009. Our stock price declined $2.90 between the acquisition date and the end of the current quarter and we were required to record this change in the fair value of the contingent consideration liability. The remaining reduction in expense related to more favorable mark-to-market adjustments in the current quarter on foreign currency contracts.
Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Interest expense	$1,235	$1,219	$16	1.3%
     Interest expense for the three month ended January 31, 2010 included a one-time write off of $97,000 in unamortized debt financing costs related to our repayment of two fixed term mortgages prior to their maturity date. Our improved cash position during the current fiscal quarter nearly offset this write off. Total debt outstanding at January 31, 2010 was $80,540,000 compared with $85,984,000 at April 30, 2009 and $87,578,000 at January 31, 2009.
     The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Interest expense	$3,757	$4,684	$(927)	-19.8%
     Interest expense decreased for the nine months ended January 31, 2010 as a result of an improved cash position and a corresponding reduction of borrowings under our revolving loan. In addition, the prior year included a write-off of debt acquisition costs totaling $485,000, whereas the current year included a write-off of similar costs of only $97,000.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income tax expense	$(621)	$1,340	$(1,961)	-146.3%
     The $1,304,000 acquisition-related mark-to-market adjustment is excluded from the income tax provision as a discrete item.

Excluding this non-tax item, income before income taxes for the three months ended January 31, 2010 was $3,240,000 lower than for the three months ended January 31, 2009, thereby reducing income tax expense. In addition, income tax expense decreased as a result of the release of a FIN48 accrual relating to a now closed period, partially offset by an increase in the effective tax rate due to our increasing presence in a variety of state and local jurisdictions.
     The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income tax expense/(benefit)	$9,528	$(18,808)	$28,336	-150.7%
     The $11,668,000 acquisition-related mark-to-market adjustment is excluded from the income tax provision as a discrete item. Income tax expense increased as a result of the increase in operating profit, the impact of the intangible impairment in fiscal 2009, and an increase in the effective tax rate. The effective rates for the nine months ended January 31, 2010 and 2009 were 38.53% and 37.61%, respectively. The effective tax rate excludes discrete items as well as the impact of the adjustment for uncertain income tax positions (see Note 14 of the consolidated financial statements).
Net Income
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended January 31, 2010 and 2009 (dollars in thousands, except share data):

	2010	2009	$ Change	% Change
Net income/(loss)	$2,380	$2,355	$25	-1.1%
Net income/(loss) per share
Basic	$0.04	$0.05	$(0.01)	20.0%
Diluted	$0.04	$0.05	$(0.01)	20.0%
     Excluding the $1,304,000 fair value adjustment on the contingent consideration liability related to our acquisition of USR, net income for the three months ended January 31, 2010 decreased $1,279,000 because of increased operating costs related to sales and marketing expenses and legal and consulting costs partially offset by increased sales and a corresponding increase in gross profit as well as reduced manufacturing spending.
     The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2010 and 2009 (dollars in thousands, except share data):

	2010	2009	$ Change	% Change
Net income/(loss)	$28,258	$(71,622)	$99,880	-139.5%
Net income/(loss) per share
Basic	$0.49	$(1.54)	$2.03	-131.8%
Diluted	$0.46	$(1.54)	$2.00	-129.9%
     Excluding the $11,668,000 fair value adjustment on the contingent consideration liability related to our acquisition of USR which significantly improved current year to date results, and the $98,243,000 ($71,477,000 net of tax) impairment charge, which significantly decreased prior year to date results, net income increased $16,735,000. The increase in net income resulted from increased sales and a corresponding increase in gross profit as well as from reduced manufacturing spending, partially offset by increased operating spending.
Liquidity and Capital Resources
     Our principal cash requirements are to finance our firearm and other operations, to service our existing debt, and to finance acquisitions. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Operating activities	$13,664	$29,109	$(15,445)	-53.1%
Investing activities	(32,244)	(4,275)	(27,969)	654.2%
Financing activities	15,803	(7,853)	23,656	-301.2%

Total	$(2,777)	16,981	$(19,758)	116.4%

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

     In the first nine months of fiscal 2010, cash from operating activities decreased $15,445,000 from the amount generated in the first nine months of fiscal 2009 resulting in part from significantly higher estimated income tax payments made in the current year. In addition, due to the inclusion of and the growing nature of the USR business, accounts receivable has grown at a more rapid pace in the current year, contributing $9,846,000 less in operating cash during the current nine months than in the prior nine months. Finally, inventory levels increased by $1,961,000 during the first nine months of fiscal 2010 compared with a decrease of $1,052,000 in the first nine months of fiscal 2009 as a result of the initial push to ship inventory during the earliest stages of the increased consumer demand during the third fiscal quarter of 2009.
     Excluding the impact of the $21,074,000 in cash used to purchase USR, cash used for investing activities increased by $6,895,000 for the nine months ended January 31, 2010 over the nine months ended January 31, 2009 as a result of increased capital spending. Capital spending for the nine months ended January 31, 2010 was $11,033,000 compared with $4,280,000 for the nine months ended January 31, 2009, an increase of $6,753,000. We currently expect to spend approximately $17.0 million on capital expenditures in fiscal 2010, an increase of $7.6 million over the $9.4 million spent in fiscal 2009. Major capital expenditures will focus on improving production efficiencies, tooling for new product offerings, improved infrastructure, and various projects designed to increase capacity and upgrade manufacturing technology.
     Cash provided by financing activities was $15,803,000 for the nine months ended January 31, 2010. In May 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,082,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition and the repayment of $4,814,000 in fixed-term loans during the third fiscal quarter of 2010. We had no short-term bank borrowings at either January 31, 2010 or January 31, 2009. We repaid $5,984,000 of the long-term notes payable to TD Bank, our primary bank, during the nine months ended January 31, 2010. At January 31, 2010, we had $37,045,000 in cash and cash equivalents on hand.
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
Recent Accounting Pronouncements
     The nature and impact of recent accounting pronouncements is discussed in Note 17 to our consolidated financial statements commencing on page 25 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On January 4, 2010, we purchased six euro participating forward option contracts to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward options provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expires on June 30, 2010. As of January 31, 2010, we had five forward contracts outstanding totaling 3.5 million euros. During the three and nine months ended January 31, 2010, we experienced a net gain of $60,000 and $85,000, respectively, on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was a liability of approximately $274,000 as of January 31, 2010 versus $356,000 as of January 31, 2009.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of legal proceedings against us is discussed in Note 15 to our consolidated financial statements commencing on page 18 of this report, which is incorporated herein by reference.
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

Dated: March 11, 2010

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer