Form 10-K
period 2010-04-30
SMITH & WESSON HOLDING CORP
filed 2010-07-01
CIK 1092796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (56,691,861 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $242,074,246. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 29, 2010, there were outstanding 59,945,480 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2010

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2011 and thereafter; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors,” including the risk factor related to the Foreign Corrupt Practices Act (“FCPA”).

PART I

Item 1.	Business

Introduction

We are a U.S.-based, global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets that we entered in 2006 and 2007. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, customer training, and system maintenance.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We produce and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to substantially increase our product offerings to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license.

Our objective is to be a global leader in the safety, security, protection, and sport markets. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing products and introducing innovative new products;

•	entering new markets and expanding our presence in existing markets;

•	enhancing our manufacturing productivity, flexibility, and capacity;

•	capitalizing on our widely known brand name;

•	increasing customer satisfaction and building customer loyalty; and

•	pursuing strategic relationships and acquisitions.

We estimate that the domestic non-military firearm market is approximately $244 million for revolvers and $1.02 billion for pistols, with our market share being approximately 32% and 12%, respectively, and approximately $630 million for hunting rifles, $420 million for tactical rifles, and $50 million for black powder rifles, with our market share being approximately 4%, 15%, and 38%, respectively. According to 2008 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 4.6% from 2003 through 2008.

Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby gaining ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and changed our name to Smith & Wesson Holding Corporation in February 2002. We strive to build upon Smith & Wesson’s legacy as an authentic American brand known for innovation and new product designs and embodying our customers’ sense of heritage and independence.

We have had a strategic relationship with Carl Walther GmbH since April 1998. Since June 2002, we have held the production rights for the popular Walther PPK and PPK/S pistols in the United States, which we manufacture at our Houlton, Maine facility. In February 2004, we entered into an agreement with Carl Walther GmbH to become the exclusive U.S. importer and distributor of Walther firearms.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”), which is a brand name recognized by hunting enthusiasts and which holds a leading position in the black powder segment of the long-gun market. In addition, TCA possesses expertise in long-gun barrel manufacturing, which is important to our manufacture of long guns. TCA recently entered the bolt-action rifle market by launching internally developed new products.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”). USR, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business, product line, and broad customer base to expand into new markets in the security industry. Our acquisition of USR is the first step in our expansion beyond firearms and enables USR to capitalize on our brand strength and reputation for safety and security, which we believe will be attractive to USR’s security conscious customer base.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available as soon as reasonably practicable after we electronically file those documents with the Securities and Exchange Commission (the “SEC”). We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. The documents are also available in print by contacting our corporate secretary at our executive offices.

Strategy

Our objective is to be a global leader in the businesses of safety, security, protection, and sport. Key elements of our strategy to achieve this objective are as follows:

Enhance Existing Products and Introduce New Products

We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new markets. During the last two fiscal years, we have introduced 50 new handgun models and nine new long-gun models. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and the ICON® bolt-action rifle to our product portfolio. Our July 2009 acquisition of USR added perimeter security products, such as active and passive barrier systems, electronic monitoring devices, and electronic control systems, to our product portfolio. We plan to continue to introduce new products in fiscal 2011 in both the firearm and perimeter security markets. Some of these new products may be intended for markets and customers that we currently do not serve.

Enter New Markets and Enhance Presence in Existing Markets

We plan to continue to enter new markets and expand our penetration in the markets we serve. Historically, the largest portion of our business resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms and the introduction of our M&P15 Series of tactical rifles, we have expanded our business into multiple segments of the long-gun market. In addition, the acquisition of USR has expanded our business beyond firearms into the growing perimeter security market. We are considering other products and services for other aspects of the safety, security, protection, and sport markets.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships and pursue strategic acquisitions to enhance our ability to offer new products and penetrate new markets. In 1998, we began our long-standing relationship with Carl Walther GmbH, which has evolved into our exclusive importation and distribution of Walther firearms in the United States. Our January 2007 acquisition of Thompson/Center Arms enabled us to enter the hunting rifle and black powder firearm markets and our July 2009 acquisition of USR enabled us to enter the perimeter security market.

Enhance Manufacturing Productivity and Capacity

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet consumer demand for our most popular new products.

Capitalize on Brand Name

We plan to capitalize on our well-known Smith & Wesson brand name, which we believe is one of the world’s most recognized brand names with 87% brand recognition across all demographic lines in the United States. We believe our brand name will enable us to introduce new products and services that we do not currently offer and to achieve license revenue from third parties that believe our brand name will facilitate the sale of their products or services. Customer feedback has shown that the TCA brand name has a high recognition value among hunters. The USR brand name has growing recognition in the perimeter security industry for USR’s leadership role in developing high-quality perimeter security solutions. Under the Smith & Wesson umbrella, we believe the opportunity for these brands to further penetrate their respective markets is enhanced.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer training and support.

Firearm Products and Services

Firearm Products

General

Our firearm products combine our legacy of more than 150 years of American know-how with modern technological advances. We strive to leverage our tradition of reliability and innovation in materials, performance, and engineering to produce feature-rich, durable, reliable, accurate, safe, and high-performing firearms that satisfy the needs of our broad range of customers.

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. In fiscal 2010, we introduced 19 new revolver models, five new pistol models, and one new Walther pistol model, and in fiscal 2009, we introduced 13 new revolver models, 11 new pistol models, and one new Walther pistol model. The introduction of our M&P Series of pistols in January 2005 resulted in our company becoming a leader in the polymer pistol market serving both the law enforcement and sporting goods markets. The launch of our M&P15 Series of tactical rifles in January 2006 enabled us to capture what we estimate to be approximately 15% of the tactical rifle market. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and bolt-action rifles to our product portfolio. In addition, the Thompson/Center Arms acquisition added barrel manufacturing capabilities for our M&P Series of tactical rifles that we did not previously possess. As a result, we are now participating in three categories of the long-gun market and both core categories of the handgun market.

The sale of firearms accounted for approximately $339.3 million in net sales, or approximately 83.5% of our net sales, for the fiscal year ended April 30, 2010, approximately $312.0 million in net sales, or approximately

93.1% of our net sales, for the fiscal year ended April 30, 2009, and approximately $274.1 million in net sales, or approximately 92.6% of our net sales, for the fiscal year ended April 30, 2008. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson and Thompson/Center Arms brands.

Pistols

We currently manufacture 61 different models of pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

Our M&P Series of pistols, which was engineered with input from more than a dozen law enforcement agencies, is designed to offer performance, safety, and durability features that meet the standards of global law enforcement and military personnel and that contain attractive features to consumers. We believe that our M&P Series of pistols is the most ergonomic, feature-rich, and innovative polymer pistol on the market today. The M&P Series of pistols is made with a polymer frame, a rigid stainless steel chassis, and a through-hardened black melonite stainless steel barrel and slide for durability. The M&P Series of pistols features easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; a loaded chamber indicator located on the top of the slide; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

During fiscal 2010, we introduced the BODYGUARD® 380 pistol, a lightweight, compact, and ergonomic self-defense pistol chambered in .380 Auto. The BODYGUARD 380 features an integrated laser sighting system, which is easily operated by both right- and left-handed shooters, a slim-line ergonomic grip, and a double-action fire control system that allows for rapid second-strike capability. This product is specifically designed to provide penetration into the rapidly growing concealed-carry and personal protection markets.

Our Sigma Series of pistols consists of double-action pistols constructed with a durable polymer frame and a through-hardened stainless steel slide and barrel. The Sigma Series features an ergonomic design and simple operating procedures. The Sigma Series have been purchased by the U.S. Army Security Assistance Command for use by the Afghanistan National Police and Border Patrol as a result of performance features required in wartime and extreme environmental conditions.

Our Smith & Wesson pistol sales accounted for approximately $85.5 million in net sales, or approximately 21.1% of our net sales, for the fiscal year ended April 30, 2010, approximately $93.1 million in net sales, or approximately 27.8% of our net sales, for the fiscal year ended April 30, 2009, and approximately $69.6 million in net sales, or approximately 23.5% of our net sales, for the fiscal year ended April 30, 2008.

We are the exclusive U.S. importer and distributor of Walther firearms and hold the production rights for the popular Walther PPK and PPK/S pistols in the United States. We import Walther firearms from Germany and distribute them in the United States through a strategic alliance with Carl Walther GmbH. The Walther P22 has become one of the top selling .22 caliber pistols in the United States. The Walther PK380 pistol, chambered in a .380 Auto, was introduced in fiscal 2010 and has become a popular caliber for personal protection and sport shooting. The Walther PPK, made famous by the movie character James Bond, and PPK/S models are manufactured at our Houlton, Maine facility and marketed by us worldwide.

Walther sales accounted for approximately $43.6 million in net sales, or approximately 10.7% of our net sales, for the fiscal year ended April 30, 2010, approximately $34.3 million in net sales, or approximately 10.2% of our net sales, for the fiscal year ended April 30, 2009, and approximately $27.1 million in net sales, or approximately 9.2% of our net sales, for the fiscal year ended April 30, 2008.

Revolvers

We currently manufacture 86 different models of revolvers. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer.

We have long been known as an innovator and a leader in the revolver market. We market a wide range of sizes from small-frame, concealed-carry revolvers used primarily for personal protection, to large-frame revolvers used primarily for long-range hunting applications. In 2004, we introduced the Model 500, a .500 caliber S&W magnum revolver, which is the world’s most powerful production revolver caliber. It was followed, in 2005, with the Model 460 XVR (X-treme Velocity Revolver), which has the highest muzzle velocity of any production revolver caliber in the world. The extra large frame revolvers are designed to address the handgun-hunting and sport-shooting markets.

During fiscal 2010, we introduced the BODYGUARD 38, a small-frame, uniquely engineered, lightweight self-defense revolver chambered in a .38 S&W Special +P with a built-in laser sighting system. The BODYGUARD 38 revolver delivers accuracy and simplicity, features an ambidextrous cylinder release, and its lightweight design allows for penetration into the rapidly growing concealed-carry and personal protection markets.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for over 150 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and personal markets. Our revolvers include the Model 10, which has been in continuous production since 1899.

The sale of revolvers accounted for approximately $75.4 million in net sales, or approximately 18.6% of our net sales, for the fiscal year ended April 30, 2010, approximately $77.1 million in net sales, or approximately 23.0% of our net sales, for the fiscal year ended April 30, 2009, and approximately $70.2 million in net sales, or approximately 23.7% of our net sales, for the fiscal year ended April 30, 2008.

Tactical Rifles

Our M&P15 Series of tactical rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. One of the core differentiating features of these rifles is the extreme accuracy of the barrel, which is manufactured at our Rochester, New Hampshire facility. These rifles are also popular as sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers. During fiscal 2010, we introduced the M&P15-22, a .22 caliber version of our M&P15, which is designed for sport shooting and as a low-cost training alternative for law enforcement. During fiscal 2010, we also introduced the M&P4, a fully-automatic version of our tactical rifle for the exclusive use of military and law enforcement agencies throughout the world. The tactical rifle line has been expanded to incorporate a number of new features and multiple calibers.

The sale of tactical rifles accounted for approximately $61.8 million in net sales, or approximately 15.2% of our net sales, for the fiscal year ended April 30, 2010, approximately $39.8 million in net sales, or approximately 11.9% of our net sales, for the fiscal year ended April 30, 2009, and approximately $16.6 million in net sales, or approximately 5.6% of our net sales, for the fiscal year ended April 30, 2008. Tactical rifles represent the fastest growing segment of the long-gun market.

Hunting Firearms

We manufacture four models of bolt-action rifles. Bolt-action rifles are rifles in which the opening and closing of the breach is controlled manually by a bolt. Bolt-action rifles have relatively few moving parts compared with other rifles.

Our innovative ICON bolt-action, center-fire rifle is a premium hunting rifle designed to be a new breed of bolt-action rifle in terms of ruggedness, reliability, and accuracy. Our T/C® Venturetm bolt-action rifle, launched in 2009, delivers top end quality, accuracy, and craftsmanship at an entry level price, positioning TCA in a higher volume price segment than its historical premium products have generally allowed. During fiscal 2010, we introduced the .22 caliber HotShottm rifle, designed specifically for youth. The HotShot has all of the product features that young shooters need and, by design, is always “on safe” until the hammer is cocked.

We also offer a broad and high quality selection of American-made single shot “black powder,” or “muzzle loader,” firearms. Black powder firearms are weapons in which the ammunition is loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk. They are also used by participants in Civil War re-enactments and by gun collectors.

We offer interchangeable firearm systems that deliver over 360 different gun, barrel, caliber configurations, and finishes. These systems can be configured as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

The sale of hunting firearms accounted for approximately $34.6 million in net sales, or approximately 8.5% of our net sales, for the fiscal year ended April 30, 2010, approximately $34.0 million in net sales, or approximately 10.1% of our net sales, for the fiscal year ended April 30, 2009, and approximately $56.7 million in net sales, or approximately 19.2% of our net sales, for the fiscal year ended April 30, 2008.

Other Firearm Products

Premium and Limited Edition Handguns and Classics

Our Smith & Wesson Performance Center® has been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer 22 catalog variations in order to enhance product availability.

Our “Classics” department makes it possible to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, which is the gun made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible guns that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers to craft one-of-a-kind custom firearms. These custom-made applications reflect the skill and vision of the master engraver and the artistic expression of the owner.

Our premium and limited edition handguns and classics and engraving services accounted for approximately $19.4 million in net sales, or approximately 4.8% of our net sales, for the fiscal year ended April 30, 2010, approximately $16.2 million in net sales, or approximately 4.8% of our net sales, for the fiscal year ended April 30, 2009, and approximately $16.1 million in net sales, or approximately 5.5% of our net sales, for the fiscal year ended April 30, 2008.

Parts and Black Powder Accessories

We sell parts and accessories, including accessories for black powder rifles. The sale of these products accounted for approximately $18.9 million in net sales, or approximately 4.7% of our net sales, for the fiscal year ended April 30, 2010, approximately $17.4 million in net sales, or approximately 5.2% of our net sales, for the fiscal year ended April 30, 2009, and approximately $17.7 million in net sales, or approximately 6.0% of our net sales, for the fiscal year ended April 30, 2008.

Handcuffs

We are one of the largest manufacturer of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications. The sale of handcuffs accounted for approximately $5.4 million in net sales, or approximately 1.3% of our net sales, for the fiscal year ended April 30, 2010, approximately $7.1 million in net sales, or approximately 2.1% of our net sales, for the fiscal year ended April 30, 2009, and approximately $6.2 million in net sales, or approximately 2.1% of our net sales, for the fiscal year ended April 30, 2008.

Smith & Wesson Academy

Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Smith & Wesson Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at our modern facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art instruction designed to meet the training needs of law enforcement and security customers worldwide.

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. The acquisition of Thompson/Center Arms included a foundry operation, which expanded our specialty services offerings to include castings. Specialty services accounted for approximately $5.3 million in net sales, or approximately 1.3% of our net sales, for the fiscal year ended April 30, 2010, approximately $6.6 million in net sales, or approximately 2.0% of our net sales, for the fiscal year ended April 30, 2009, and approximately $7.6 million in net sales, or approximately 2.6% of our net sales, for the fiscal year ended April 30, 2008.

Perimeter Security Products and Services

General

We provide turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. From canopies and guard booths, signs and signals, intrusion detection systems and vehicle inspection systems, fencing and gates, bollards and wedge barriers, to reduced-risk barriers and mobile barriers, we provide a complete spectrum of perimeter security solutions. We sell these products as part of a comprehensive solution that we integrate, install, and maintain for our customers throughout the United States.

We offer our customers a broad array of perimeter security products and services. Our products are designed and engineered with extensive customer input and incorporate unique and differentiating proprietary features, which has allowed us to obtain a number of patents providing protection against duplication. We are also committed to protecting the environment by designing efficient, all-electric barrier systems that utilize no hazardous materials or fluids.

Our perimeter security sales accounted for approximately $48.3 million in net sales, or approximately 11.9% of our net sales, for the fiscal year ended April 30, 2010, which includes the approximately nine-month period since our acquisition of USR in July 2009.

Active Barriers

We currently provide numerous types and sizes of active vehicle barriers. Active vehicle barriers can be raised or lowered by the push of a button to allow or prevent a vehicle from entering a facility. We provide and install a variety of active barriers, including net barriers, retractable wedges and bollards, electric drop beam barriers, and mobile active barriers. We also sell and install traffic control drop arms, which are often used as a complement or enhancement to active vehicle barriers.

Our flagship proprietary product is the GRAB®, or Ground Retractable Automobile Barrier. The GRAB has been designed to stop a vehicle weighing up to 80,000 pounds and traveling up to 50 miles per hour without significant injury to the vehicle’s occupants. Unlike rigid wedge, beam, or bollard barriers, the GRAB provides anti-ram protection from vehicles while significantly reducing the risk of serious injury or death to the passengers of a vehicle that impacts the GRAB, a significant consideration since the majority of impacts on active vehicle barriers are accidental. In addition, the GRAB is reusable after impact and typically can be inspected, reset, and put back into operation in less than an hour. Current customers include the U.S. military, U.S. government agencies, petroleum and chemical companies, and a wide variety of other corporate businesses. We believe the GRAB is the world’s first and only energy absorbing, non-hydraulic barrier to be certified by American Society for Testing and Materials (ASTM 50), U.S. Department of Defense, U.S. Department of State (K12), and Federal Highway Administration (TL-2) standards. The GRAB has been designated by the Military Surface Deployment and Distribution Command’s Transportation Engineering Agency as a preferred barrier system and is regularly specified by architectural and engineering firms designing security systems for government and corporate projects. Currently, six patents have been issued that specifically relate to the GRAB system, and two additional GRAB-related patents are pending.

Passive Barriers

We currently provide and install several types of passive security barriers. Passive security barriers are fixed or semi-permanent barriers designed to prevent vehicle or traffic access to a facility. Our passive barriers include high-security fencing, decorative jersey barriers, post and cable barriers, decorative concrete planters, fixed wedge barriers, fixed bollards, removable bollards, and our proprietary BAN, or Bollard Applied Net. Many of these systems have been certified by the U.S. Department of State or the U.S. Department of Defense following numerous successful independent crash tests.

The BAN is a net barrier that attaches to existing bollards. The BAN is a solution for easily and inexpensively increasing the security provided by any fixed or active bollard system. By providing immediate crowd control and the ability to restrict vehicular and pedestrian traffic, BAN is a cost effective way to temporarily increase perimeter security. In addition, the BAN is lightweight, easily transportable, and simple to install without tools.

Mobile Barriers

We currently provide several types of active and passive mobile security barriers. Mobile security barriers are vehicle barriers that are transportable. Our mobile barriers include our internally developed and proprietary EMBtm, XMBtm, and STARtm barriers.

The EMB, or Expeditionary Mobile Barrier, is our premier mobile barrier product. The EMB is a completely portable, reduced-risk, active vehicle barrier with applications ranging from temporary military checkpoints to law enforcement roadblocks, or as a safe and effective way to end pursuits. This remotely controlled, energy-absorbing net barrier is an innovative, low-cost solution designed to stop a vehicle without seriously injuring the vehicle’s occupants. The EMB has been designed to stop a vehicle weighing up to 5,000 pounds and traveling up to 60 miles per hour. The EMB net adjusts to a variety of widths, enabling it to protect one, two, or three lane roadways with the same net. The EMB can be set up within five minutes by only two people and includes a wireless remote control that deploys the barrier net in one second. Like the GRAB, the EMB is reusable and can be immediately reset following an impact without the use of tools.

The XMB, or Extreme Mobile Barrier, is a flexible and easy-to-use active vehicle barrier. The complete XMB system can be installed in the field in less than ten minutes by two people without any tools. The XMB can be deployed in less than two seconds and can be utilized as a temporary or permanent vehicle security solution. The XMB can be secured to vehicles, security barriers, or fixed bollards and is often selected for use in semi-permanent applications. The XMB has been utilized for over two years by the U.S. military for its operations in Iraq.

The STAR barrier provides a fast and convenient enhancement to mobile military checkpoints, access control points, and entry control facilities. The STAR barrier consists of heavy-duty steel spikes that can cause considerable damage to any vehicle attempting to avoid a checkpoint. The STAR barrier is lightweight, easily transportable, and can be assembled and deployed by a single person.

Our FENCEBOXtm rollaway fence system is rapidly deployable temporary fencing that serves as an alternative to road barriers, portable fence sections, and police and event fencing. The FENCEBOX system is a metal box containing 164 feet of roll-up fencing that can be used individually or with other FENCEBOX units for wider protection.

Access Control Products

We provide a wide range of other access control products. We offer customers a complete access control point package tailored to their needs. Before designing a complete access control point and perimeter security package, we work with our customers to determine their desired sequence of operations, preferred traffic engineering solution, and the likely threats to their facilities. Our access control products include signs and signals packages, guard booths, and canopies. In addition, our construction services often reshape and resurface the entrance roadway, form and pour traffic control islands, and install medians, curbing, and decorative barrier walls to provide a platform for our integrated solution.

Electronic Monitoring

In addition to our other access control products, we currently provide several types of electronic monitoring products. Our electronic monitoring products include closed-circuit video monitoring systems, under vehicle inspection systems, license plate readers, and intrusion detection systems. Our proprietary ODDS®, or Over-Speed Directional Detection System, alerts guards at entrance and exit points that a vehicle is approaching at a high rate of speed or that a vehicle is approaching from the wrong direction. The ODDS system provides guards at access control points with an advanced alert to potential vehicle threats. This alert increases the reaction time for the guard to deploy an active vehicle barrier in response to a threat, adding safety for the guard and reducing the risk of vehicles breaching the access control point.

Services

As part of our perimeter security solutions, we draw upon our extensive experience to offer a wide variety of services that complement our products. We provide customer consultation, design assistance, and customer service throughout the project. Our sales account professionals work directly with our engineers to understand our customers’ needs and goals, analyze their facilities, determine potential threats, and design the most comprehensive perimeter security solution within each customer’s budget. We provide customers with a total perimeter security package, which includes security analysis and design, engineering, installation, project management, training, and maintenance services.

We also offer extensive customer services to ensure that the benefits of our perimeter security solutions are immediately realized by our customers. We provide training and training resources to ensure that our customers’ personnel are prepared to quickly and accurately respond to potential threats and are able to fully utilize all of the perimeter security resources that we have provided. In addition, we provide preventative maintenance and warranty services to ensure that all of our customers’ facility security products are operating properly and at peak performance.

Marketing, Sales, and Distribution

In our firearm division, we employ direct sales people who service commercial, law enforcement, federal, and military distributors, retailers, and dealers. We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies. In addition, we utilize manufacturer’s representatives to sell our hunting products to commercial distributors, retailers, and dealers. Our top five commercial distributors accounted for a total of approximately 26.2% and 32.1%, respectively, of our net product sales for the fiscal years ended April 30, 2010 and 2009. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our firearms and restraints.

We market our firearm products primarily through distributor, dealer, and consumer promotions as well as specialized retail merchandising that utilizes many in-store sales tools. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 240 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved nearly 1.6 billion consumer impressions (inclusive of Smith & Wesson and Thompson/Center Arms) in fiscal 2010.

We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the SHOT Show, the NRA Show, the International Association of Chiefs of Police Show, the IWA Show in Europe, and various distributor, buying group, and consumer shows.

In our perimeter security division, we employ direct sales people who service military, governmental, and corporate customers. We print and distribute various product catalogs and create digital media catalogs that are distributed by our sales people to current and potential customers. We also operate exhibits and market our products and services at several trade shows, including the ASIS Security Solutions Show, the Force Protection Equipment Demonstration, and Fencetech.

In the fiscal years ended April 30, 2010, 2009, and 2008, advertising and promotion expenses amounted to approximately $13.9 million, $13.8 million, and $14.0 million, respectively, excluding the cost of rebates and promotions reflected in gross margin.

We sell our products worldwide. International sales accounted for approximately 7%, 7%, and 8% of our total net sales for the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

E-Marketing

We utilize our www.smith-wesson.com, www.waltherusa.com, www.tcarms.com, and www.usrgrab.com websites to market our products and services and provide a wide range of information regarding our company to customers, consumers, dealers, distributors, and government and law enforcement agencies worldwide. We are exploring ways to enhance our ability to utilize e-marketing to provide additional products and services to our customers.

Retail Stores

We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts. The Smith & Wesson Shooting Sports Center sells Smith & Wesson, Walther, and Thompson/Center Arms firearms, accessories, branded products, apparel, ammunition, and related shooting supplies. We have recently announced our intent to close our retail store in Rochester, New Hampshire, known as Fox Ridge Outfitters. The Fox Ridge store currently offers firearms and hunting, shooting, camping, fishing, and sporting gear and accessories at the retail location and online. The closure is expected to be completed in August 2010.

Service and Support

Our firearm division operates a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Time to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited lifetime warranty program under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

Our perimeter security division offers a one year parts and labor warranty on most of its proprietary products and services. Extended warranties are also available and typically require a corresponding preventative maintenance agreement for the period of the extended warranty.

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

Our licensed products are distributed throughout the world. As of April 30, 2010, we licensed our Smith & Wesson trademarks to 26 different companies that market products complementing our products. In fiscal 2010, we signed agreements with three new licensees and ended our relationship with three licensees.

Manufacturing

We have three manufacturing facilities for our firearm products: a 530,323 square-foot facility located in Springfield, Massachusetts; a 38,115 square-foot facility located in Houlton, Maine; and a 160,000 square-foot facility located in Rochester, New Hampshire. We also have approximately 27,000 square-feet used for production and warehousing of our perimeter security products located in Franklin, Tennessee. We conduct our handgun and tactical rifle manufacturing and most of our specialty service activities at our Springfield, Massachusetts facility; we conduct our black powder, interchangeable firearm system, and hunting rifle manufacturing at our Rochester, New Hampshire facility; we utilize our Houlton, Maine facility for the production of .22 caliber pistols, metal center-fire pistols, Walther PPK and PPK/S pistols, handcuffs, and other restraint devices; and we assemble our perimeter security products in our Franklin, Tennessee facilities. Our Springfield and Houlton facilities are ISO 9001 certified.

We perform most of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield, Massachusetts facility is currently operating on a four shift, 168 hour per week schedule while our Houlton, Maine and Rochester, New Hampshire facilities are operating on a two shift, 80 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

Many standard perimeter security products are manufactured by suppliers in accordance with strict design specifications and are shipped directly to the customer’s location. Customized products, such as the GRAB, contain components that are manufactured by multiple specialty suppliers and assembled at our Franklin, Tennessee facilities to ensure compliance with quality standards. Proprietary electronic component products, such as the ODDS system, are programmed and assembled at our Franklin, Tennessee facilities.

We believe we have a strong track record of manufacturing high-quality products. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have initiated product recalls. Our most recent recall occurred in May 2009 with respect to our Model 22A pistols manufactured at our Houlton, Maine facility. In February 2009, we also issued a recall with respect to our Walther PPK/S pistols manufactured at our Houlton, Maine facility. In November 2008, we issued a recall of our i-Bolt bolt-action rifle bolts manufactured at our Springfield, Massachusetts facility. The aggregate cost of these recalls was approximately $2.3 million.

Supplies

Although we manufacture many of the components for our firearms, we purchase certain parts and components, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, and rifle stocks, from third parties. Most of our major suppliers are U.S.-based and provide products such as raw steel, cutting tools, polymer components, and metal-injected-molded components. The costs of these materials are at competitive rates.

We obtain supplies for our perimeter security products from a number of independent parties based on quality, price, and timeliness of delivery. We utilize steel posts, wire rope, and other components for our proprietary products and bollards, wedge barriers, and other products for our other perimeter security solutions.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new firearm and perimeter security products. In fiscal 2010, 2009, and 2008, our gross spending on research activities relating to the development of new products was approximately $4.3 million, $2.9 million, and $1.9 million, respectively. As of April 30, 2010, we had 40 employees engaged in research and development as part of their responsibilities, with activities ongoing in both our firearm and perimeter security divisions.

Patents and Trademarks

We own numerous patents related to our firearm and perimeter security products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have primarily focused on applying for utility patents, but we are now also focusing on applying for design patents when we believe that a particular design has merit worth protecting. We have 82 active U.S. patents, including 74 patents relating to our firearm business and eight relating to our perimeter security business. In addition, we hold 73 international patents relating to our perimeter security business. We do not believe that any single patent is critical to our business.

Because of the significance of our brand name and its usage in licensing activities, trademarks and copyrights also are important to our firearm business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, registered in 1913-1914, and the derivatives thereof, are known and recognized by the public worldwide and are important to our business. We also believe that our tradenames “Universal Safety Response” and “USR” are increasingly recognized in the perimeter security market.

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Some of our better known trademarks and service marks include the following:

•	“MILITARY & POLICEtm,” “AIRLITE®,” “THE SIGMA SERIES®,” “ALLIED FORCEStm,” “CHIEFS SPECIAL®,” “LADY SMITH®,” “MOUNTAIN GUN®,” “MOUNTAIN LITE®,” and “BODYGUARD®” (all firearms or series of firearms);

•	“MAGNUM®” (used not only for revolvers but an entire line of branded products);

•	“SMITH & WESSON PERFORMANCE CENTER®” (our high-performance gun/custom gunsmith service center and used in connection with products);

•	“SMITH & WESSON ACADEMY®” (our law enforcement/military training center);

•	“CLUB 1852®” (a consumer affinity organization made available to Smith & Wesson firearm owners);

•	“OMEGAtm,” “CONTENDER®,” “ENCORE®,” “TRIUMPH®,” “ENDEAVORtm,” “T/C® VENTUREtm,” “PRECISION HUNTERtm,” and “ICON®” (all firearms or series of firearms);

•	“SWING HAMMER®,” “SPEED BREECH®,” “FLEX TECH®,” and “WEATHER SHIELD®” (all features); and

•	“GRAB®,” “EMBtm,” “XMBtm,” “ERCtm,” and “ODDS®” (all perimeter security products).

We intend to vigorously pursue and challenge violations of our trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do, while the majority manufacture only certain types of firearms. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets that we entered in 2006 and 2007.

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

Our competitors in the active barrier market of perimeter security include Concentric Security, Secure USA, Delta Scientific, and Nasatka Barriers. Competitors for other perimeter security products, such as canopies, security fencing, close-circuit television, electronic security integration, and prefabricated structures, include Sloan Fence, Anchor Fence, and Gibraltar/Neusecurity. We also sometimes compete with large full-service construction and defense contractors such as CH2M Hill, Northrup Grumman, and BAE. Although we face competition in individual products or services, we do not believe any single competitor offers the complete scope of technical capabilities and deliverables in engineering, manufacturing, installation services, and maintenance.

Customers

We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

The ultimate users of our firearm products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other governmental organizations. The ultimate users of our perimeter security products include corporations, military bases, federal and state offices, airports and other transportation agencies, and other government organizations.

During fiscal 2010, approximately 18.3% of our sales were to state and local law enforcement agencies and the federal government; approximately 6.6% were international; approximately 2.0% were to corporate customers; and the remaining approximately 73.1% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

Our firearm business is regulated by ATF, which licenses the manufacture and sale of firearms. ATF conducts periodic audits of our firearm facilities. The U.S. Department of State oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the firearm. California has similar regulations but also requires that each new model be tested by an independent lab before being approved for sale within the state. Warning labels related to the operation of firearms are contained in all boxes in which the firearms are shipped. With respect to state and local regulations, the local firearm dealer is required to comply with those laws, and we seek to manufacture weapons complying with those specifications.

Our perimeter security business is not regulated by any individual federal agency. However, we must comply with the Federal Acquisition Regulations (“FARs”) in providing products and services under contracts with the federal government. In addition, vehicle barrier certification is obtained through the American Society for Testing and Materials, which requires a full-scale crash test for barrier certification. Barriers installed at many federal government and military facilities must also be on the approved list of the U.S. Department of State, the U.S. Army Corps of Engineers Protective Design Center, and/or the U.S. Department of Defense. The installation of our perimeter security products are further regulated by a variety of military, federal, state, and local government building and construction regulations depending upon the locality and facility at which they are installed.

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

Environmental laws and regulations generally have become stricter in recent years, and the cost to comply with new laws may be higher in the future. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, (“RCRA”). CERCLA, RCRA, and related state laws can impose liability for the entire cost of cleaning up contaminated sites upon any of the current and former site owners, operators, or parties that sent waste to these sites, regardless of location, fault, or the lawfulness of the original disposal activity.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent approximately $786,000 in fiscal 2010 on environmental compliance, consisting of approximately $401,000 for disposal fees and containers, approximately $127,000 for remediation, approximately $116,000 for DEP analysis and fees, and approximately $142,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

In the normal course of our business, we may become involved in various proceedings relating to environmental matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate.

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2010, we had a reserve of approximately $657,000 for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (“PRP”), and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe that we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

We do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our liquidity or financial condition. However, we cannot be sure that we have identified all existing environmental issues related to our properties or that our operations will not cause environmental conditions in the future. As a result, we could incur additional material costs to address the cleanup of the environmental conditions.

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation have indemnified us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We are currently working on, but have not yet reached a mutually acceptable agreement with respect to, a remediation action plan with the former stockholders of Thompson Center Holding Corporation in order to remediate the environmental contamination found at the site. Site remediation costs will be paid with monies released from the escrow. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2010, approximately $1.4 million of the escrow account has been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

Employees

As of May 31, 2010, we had 1,563 full-time employees. Of our employees, 1,296 are engaged in manufacturing, 111 in sales and marketing, 39 in finance and accounting, 40 in research and development, 22 in information services, and 55 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Approximately 32.4% of our employees have 10 or more years of service with our company, and approximately 20.3% have greater than 25 years of service. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2010, we had a backlog of orders of approximately $143.1 million, which was composed of approximately $108.0 million in firearm backlog and approximately $35.1 million in perimeter security backlog. The backlog of firearm orders as of April 30, 2009 was approximately $267.9 million. Our firearm backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months. The high order backlog at April 30, 2009 was directly related to the increase in consumer demand that we experienced beginning in our third and fourth quarters of fiscal 2009. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, the firearm backlog may not be indicative of future sales. Our perimeter security backlog consists primarily of project-oriented contracts and/or letters of intent that deliver progress payments and are not typically cancelled. Therefore, perimeter security backlog is more indicative of future sales but is subject to significant timing variations depending on the size, nature, and scope of each order within the total backlog at any given period of time.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	56	President and Chief Executive Officer
William F. Spengler	55	Executive Vice President, Chief Financial Officer, and Treasurer
P. James Debney	42	Vice President; President of Firearm Division
Matthew A. Gelfand	43	President of Perimeter Security Division
Ann B. Makkiya	40	Vice President, Secretary, and Corporate Counsel

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

William F. Spengler has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since July 2008. Mr. Spengler was Executive Vice President and Chief Financial Officer of MGI PHARMA, Inc. from August 2006 until January 2008 and Senior Vice President and Chief Financial Officer from April 2006 to August 2006. Mr. Spengler was Senior Vice President, International & Corporate Development of MGI PHARMA from October 2005 to April 2006. From July 2004 to October 2005, Mr. Spengler was Executive Vice President and Chief Financial Officer of Guilford Pharmaceuticals Inc. prior to its acquisition by MGI PHARMA in October 2005. From May 2002 to June 2004, Mr. Spengler was President, Chief Operating Officer, and a director of Osteoimplant Technology, Inc. Mr. Spengler currently serves on the Board of Directors of Endo Pharmaceuticals, a publicly traded pharmaceutical company.

P. James Debney has served as Vice President of our company since April 2010 and President of our firearm division since November 2009. Mr. Debney was President of Presto Products Company, a $500 million business unit of Alcoa Consumer Products, a manufacturer of plastic products, from December 2006 until February 2009. Mr. Debney was Managing Director of Baco Consumer Products, a business unit of Alcoa Consumer Products, a manufacturer of U.K.-branded and private label foil, film, storage, food, and trash bag consumer products, from January 2006 until December 2006; Manufacturing and Supply Chain Director from August 2003 until December 2005; and Manufacturing Director from April 1998 until July 2003. Mr. Debney joined Baco Consumer Products in 1989 and held various management positions in operations, production, conversion, and materials.

Matthew A. Gelfand has served as President of our perimeter security division since July 2009 and as President of USR since May 1999. Mr. Gelfand was employed as a teacher and coach at Darlington School in Rome, Georgia from June 1997 until April 1999. Mr. Gelfand was employed as an Account Manager with AIG and with Dean Witter Investment Brokerage from January 1995 until May 1997. From February 1994 until January 1995, Mr. Gelfand incorporated USR and secured the company’s initial grants. From June 1992 until February 1994, he served as President of Booksmart, Inc., a start-up provider of textbooks.

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

Investors should carefully consider the following risk factors (including the risk factor on the investigation by the U.S. Department of Justice for potential FCPA violations) together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects.

Our performance is influenced by a variety of general economic and political factors.

Our performance is influenced by a variety of general economic factors. For example, the domestic consumer firearm market experienced a decline in demand beginning during our second fiscal quarter ended October 31, 2007. This period was marked by an escalation of the subprime loan crisis, a tightening in the credit markets, the continued worsening of the housing market, increasing fuel prices, less than robust employment growth, and generally weak economic conditions. These factors contributed to a general slowdown of consumer spending across a wide variety of industry and product lines, and against this environment, unseasonably warm weather throughout most of the United States adversely affected the retail traffic in the sporting goods channel. At the same time, significant distribution channel purchases in anticipation of a strong hunting season resulted in excess inventory levels, which limited the ability of the distribution channel to purchase additional products. We expect that prevailing economic conditions and consumer spending patterns will continue to affect our business.

Political and other factors also can affect our performance. Despite the continuing weakness of the overall economy, we began to experience strong consumer demand for our handguns and tactical rifle products beginning in our third fiscal quarter ended January 31, 2009, with net product sales increasing 25.9% for the quarter and order backlog increasing by more than $95 million over the comparable quarter in the previous year and $102 million over the prior sequential quarter. For the fiscal quarter ended April 30, 2009, our backlog grew an additional $145 million to $268 million. This period was marked by a new administration taking office in Washington, D.C., speculation surrounding increased gun control, and heightened fears of terrorism and crime. Throughout fiscal 2010, the significant increase in consumer demand began to wane and backlog for the first three successive quarters declined. During this time, we experienced some cancellation of the orders that had been received during the peak order period. Ongoing changes in the political and other factors that contributed to the very strong consumer demand for our handgun and tactical rifle products, particularly in an overall weak economic environment, may adversely affect our operating results.

The weakness of demand for our hunting products is adversely affecting our overall results.

Sales of our hunting products have been disappointing since our acquisition of Thompson/Center Arms. Throughout fiscal 2009, we experienced a significant decline in demand for our hunting products, including bolt-action hunting rifles, interchangeable system rifles, fixed-barrel black powder firearms, and related parts and accessories. Hunting firearm sales declined by more than 33% from fiscal 2008 to fiscal 2009, and, during fiscal 2009, we recorded an impairment charge relating to our hunting business of $98.2 million, less related deferred tax liabilities of $21.8 million, resulting in a $76.5 million adverse impact to after-tax profits. Among other things, we attribute the weakness in our hunting products to the severe weakness in the economy, excess levels of hunting product inventory in the sporting goods distribution channel, and the premium nature of the hunting products we offer. We have taken a number of actions to address the weak demand for our hunting products and to reduce the losses we have been incurring, including the introduction of lower price-point products in an effort to reach a larger segment of the market, moving from a direct sales force to a manufacturers’ representative model, and instituting cost-cutting initiatives and workforce reductions at our Rochester, New Hampshire facility.

To date, although demand appears to have stabilized for our hunting products and we have been able to reduce the losses being incurred in this portion of our business, we may still consider the disposal of all or portions of our hunting business if we are unable to return it to an acceptable level of profitability.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearm sales to law enforcement agencies have been successful to date with over 550 agencies in the United States and almost 50 agencies abroad selecting or approving for carry our M&P Series of pistols. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 82.2% of our net firearm sales remains in the sporting goods distribution channel.

From time to time, we have been capacity constrained in our firearm business.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our firearm products. Capacity constraints remain despite our achieving significant improvements in our production as a result of enhanced production methods and the purchase of additional machinery. During the last several years, we have enhanced our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, and increased manufacturing efficiency. During the recent significant increase in consumer demand, not only did our capacity constraints prevent us from satisfying many consumer orders, but we also lost market share to several of our firearm competitors that we believe were able to capitalize on existing excess capacity in their facilities. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. We may suffer excess capacity and increased overhead if we increase our capacity to meet demand and that demand decreases.

Our agreement with Walther could be terminated.

We are the exclusive U.S. importer and distributor of Walther firearms and hold the production rights for the Walther PPK pistol in the United States, which we manufacture at our Houlton, Maine facility. Our current agreement with Carl Walther GmbH is set to expire at the end of fiscal 2011. In addition, there are provisions in the agreement that give Carl Walther GmbH the right to terminate the agreement with proper notice. The failure to renew the existing agreement or the cancellation or expiration of the agreement would have a significant negative impact on our revenue and would create excess capacity at our Houlton, Maine facility. Walther sales represented approximately 10.7%, 10.2%, and 9.2% of our net sales for the years ended April 30, 2010, 2009, and 2008, respectively.

Our Springfield, Massachusetts facility is critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our handguns and tactical rifles at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our customers. We frequently make certain changes in our manufacturing operations and modernize our equipment as a result of the age of the facility and certain inefficient manufacturing processes in order to produce our anticipated volume of products in a more efficient and cost-efficient manner. We may not be successful in attaining increased production efficiencies.

We rely heavily on third parties that act on our behalf.

In our firearm business, we are often represented by third parties, including independent sales representatives, consultants, agents, and distributors. These representatives sometimes have the ability to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they enter into low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could put us at risk for prosecution in the United States or internationally.

We face risks associated with government contracts.

We have contracts with various government entities, including the U.S. government, in connection with our perimeter security business and may enter into such contracts in the future in connection with our firearm business. U.S. government contracts are subject to termination by the government, either for convenience or for default as a result of our failure to perform under the applicable contract. If a contract is terminated for convenience, we are generally entitled to reimbursement for our allowable costs incurred plus termination costs and a reasonable profit. In the case of a termination for default, the government typically pays only for the work it has accepted, and we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages the government suffers.

Government contracts are subject to political and budgetary constraints. Although U.S. defense spending has increased in recent years, there is no that assurance this trend will continue. Current or future economic conditions, as well as competing demands for federal funds, could impact U.S. defense spending. We cannot predict the amount of total funding or funding for individual programs in future years. Reductions in or the elimination of funding for existing programs in which we participate or the reallocation of spending to programs in which we do not participate may adversely affect our operating results.

The congressional budget authorization and appropriation process also impacts our government contracts. Multi-year U.S. government contracts typically are not fully funded at inception. While contract performance may extend over several years, Congress generally appropriates funds on a fiscal-year basis. Delays or changes in appropriations may impact the funding available for our government contracts, as well as the timing of available funds.

Other risks associated with government contracts include changes in governmental procurement legislation and regulations and other policies, significant changes in contract scheduling, the potential for price adjustments and refunds following government audits, possible suspension or debarment if we are convicted or found liable of violating certain legal or regulatory requirements, and the prospect of contract award protests.

There is intense competition for U.S. government business from a diverse group of suppliers. Some of our competitors possess significantly greater resources than we do, which may enable them to respond more rapidly to changing market conditions. Our future success in securing government contracts depends upon our ability to effectively and efficiently develop and market our products and services. Our inability to secure government contracts could negatively impact our operating results.

We could be subject to suspension or debarment from government contracting.

We could be suspended or debarred from government contracting activities. Our failure to comply with the terms of one or more of our government contracts or with any of the government statutes and regulations, or the indictment or conviction on criminal charges by any of our subsidiaries or employees (including misdemeanors) relating to any of our government contracts could result in debarment. In addition, we could be subject to civil or criminal penalties and costs. Some federal and state statutes and regulations provide for automatic debarment in certain circumstances, such as upon a conviction for a violation. The suspension or debarment in any particular case may be limited to the facility, contract, or subsidiary involved in the violation or could be applied to our entire company in various circumstances. Even a narrow suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

The sale of our licensed products depends on the goodwill associated with our name and brand and the success of our licensees.

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

Our businesses could sustain losses on “fixed-price” contracts.

Under “fixed-price” contracts, we provide our perimeter security products and services for a predetermined price regardless of the actual costs incurred over the life of the project. Many fixed-price contracts involve large facilities and present the risk that our costs to complete a project may exceed the agreed upon fixed price. The fixed or maximum fees negotiated for such projects may not cover our actual costs and desired profit margins. If our actual costs for a fixed-price project is higher than we expect, our profit margins on the project will be reduced or we could suffer a loss.

Our perimeter security business may incur liabilities related to professional services.

Because we engineer our perimeter security products for use as a security measure for our customers, our failure to properly engineer the products in accordance with the standards to which they are sold could subject us to damages, which may include punitive damages. In addition, many of our perimeter security installation contracts include liquidated damages provisions under which we could be subject to damages as a result of delays in the performance of our work under the contract. These damage claims may exceed any insurance coverage that we currently maintain.

Percentage-of-completion accounting used for our perimeter security contracts can result in overstated or understated profits or losses.

We account for the revenue for our perimeter security contracts in accordance with the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenue and profit to be recognized in each reporting period for each project based on our predictions of future outcomes for each project, including our estimates of the total cost to complete the project, the project schedule and completion date, the percentage of the project that is completed, and the amounts of any change orders. Our failure to estimate accurately these factors, which are often subjective, could result in overstated or understated profits or losses for certain projects during a reporting period.

We may act as a general contractor for certain perimeter security projects, which will subject us to risks associated with facility construction and development activities, including cost overruns, delays, and other contingencies, which could have a material adverse effect on our business and results of operations.

We may act as a general contractor in connection with certain perimeter security projects. When we act as a general contractor, we are subject to various risks associated with construction (including shortages of labor and materials, work stoppages, labor disputes, failure to timely receive necessary approvals and permits, government regulations, and weather interference), which could cause construction delays. We are also responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury, or property damage caused by the subcontractors, and, if successful, these claims give rise to liability. The cost of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are unable to obtain adequate insurance against these claims in the future, our business and results of operations could be adversely affected.

In addition, a portion of construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our projects. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we act as a general contractor. Inadequate subcontractor resources could also have a material adverse effect on our business and results of operations.

Our dependence on subcontractors could adversely affect us.

We depend on third-party subcontractors to complete various aspects of our perimeter security projects whether or not we serve as a general contractor. Our ability to complete our projects on time and within our expected cost may be at risk based on subcontractor performance. Failure to complete a project on time may reduce our profit on that project, may subject us to damages by the customer, and puts at risk our ability to obtain work with that customer in the future. Substandard work on the part of our subcontractors could lead to a risk of product liability claims as well as customer dissatisfaction.

Our perimeter security division could be adversely affected by severe weather.

Adverse effects of severe weather conditions may include the following:

•	evacuation of personnel and curtailment of services;

•	disruption of work schedules;

•	increased labor and materials costs in areas resulting from weather-related damage;

•	weather-related damage to our products, jobsites, or facilities;

•	inability to deliver materials to jobsites in accordance with contract schedules; and

•	loss of productivity.

We typically remain obligated to perform our installation services after a natural disaster unless the contract contains a force majeure clause relieving us of our contractual obligations in such an extraordinary event. If we are unable to react quickly to force majeure events, our installation operations may be affected significantly, which could have a negative impact on our financial condition, results of operations, and cash flows.

We may incur higher employee medical costs in the future.

Our firearm businesses are self-insured for our employee medical plan. The average age of employees working in our firearm division is 47 years. Approximately 14% of those employees are age 60 or over. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

Insurance and bonding is expensive and may be difficult to obtain.

Insurance coverage for firearm companies, including our company, is expensive and from time to time relatively difficult to obtain. Our insurance costs were approximately $8.5 million in fiscal 2010. An inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

As is customary in the construction industry, we are often required to provide performance and surety bonds to customers in connection with providing our perimeter security solutions. These bonds indemnify the customer if we fail to perform our obligations under the contract. Our inability to provide bonding with the terms and conditions required by our customers may result in an inability to compete for or win a project. The issuance of performance and surety bonds is at the insurer’s sole discretion. Bonds may be more difficult to obtain in the future or they may only be available at significant additional costs. If we are unable to provide bonding, we may lose the ability to bid on large installation projects.

Our business is seasonal.

Historically, our fiscal quarter ending July 31 had been our weakest quarter, primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts our business has lessened because the hunting industry generally prepares for the hunting season well in advance of cooler temperatures. In addition, with the acquisition of USR in fiscal 2010, weather-related seasonality and timing associated with the end of the federal budget period each September 30th can result in the potential for lower sales in the winter. We now expect that our fiscal quarter ending January 31st will be our weakest quarter, as sales associated with hunting sharply decline as the season winds down and construction projects in our perimeter security division are subject to delay due to snow, freezing temperatures, or inclement weather throughout much of the nation.

Shortages of components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

Our inability to obtain sufficient quantities of raw materials, components, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could negatively impact our net sales and profitability. Shortages of ammunition also can adversely affect the demand for our products.

We may be unsuccessful in achieving one or more of our goals to increase revenue, increase gross margins, and reduce operating expense ratios.

We may be unsuccessful in achieving one or more of our goals to increase revenue, increase gross margins, and reduce operating expense ratios. Our ability to achieve these goals depends on a variety of factors, including our ability to introduce new products and services with significant customer appeal, pressures on the prices of our products and services, increases in required capital expenditures, and increases in the costs of labor and materials.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced revenue.

We operate in intensely competitive markets that are characterized by competition from major domestic and international companies in our firearm business and from a large number of competitive companies and alternative solutions in our perimeter security business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic handguns to lower priced or comparable foreign alternatives would adversely affect our firearm business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, quality, and innovation are the dominant competitive factors in the firearm industry.

Our ability to compete successfully depends on a number of factors, both within and outside our control.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

Our objective of becoming a global leader in the businesses of safety, security, protection, and sport may not be successful.

Our objective of becoming a global leader in the businesses of safety, security, protection, and sport may not be successful. This objective was designed to diversify our business and to reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting goods distribution market. While we have been successful in substantially expanding our pistol business in multiple markets, in entering the long-gun market with tactical rifles and hunting rifles, and in entering the perimeter security business, we have not yet fully achieved our broader objectives. Pursuing our strategy to fulfill our objective may require us to hire additional managerial, manufacturing, marketing, and sales employees; to introduce new products and services; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, to complete successful acquisitions or strategic alliances, or to penetrate successfully other safety, security, protection, and sport markets.

Potential strategic alliances may not achieve their objectives, and the failure to do so could impede our growth.

We have entered into strategic alliances in the past and anticipate that we will enter into additional strategic alliances in the future. We continually explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Any strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

The successful execution of our strategy will depend in part on our ability to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, and enhance our current markets and business. Our acquisitions of Thompson/Center Arms in January 2007 and USR in July 2009 are the only acquisitions that we have completed to date. Our acquisition strategy involves significant risks. We cannot accurately predict the timing, size, and success of our acquisition efforts. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

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

As a part of our acquisition strategy, we frequently engage in discussions with various companies. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated but may result in increased legal and consulting costs in our income statement.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These interim fluctuations could adversely affect the market price of our common stock.

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

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results;

•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

•	creating uniform standards, controls, procedures, policies, and information systems.

We may not be successful in overcoming problems encountered in connection with any acquisition, and our inability to do so could disrupt our operations and reduce our profitability.

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

Revenue in our perimeter security business has compounded growth of approximately 215.1% in the last three years. This rapid expansion in the size of the business has required us to rapidly increase our number of employees and the size of our office space and to build additional relationships with suppliers.

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs as well as our perimeter security offerings and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment, which will include ongoing modernization of our Springfield facility and securing by lease or purchase an enlarged facility for our perimeter security business; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our sales, marketing, and licensing efforts.

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

Fluctuations in foreign currency exchange rates could affect the sale of our products or the cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if a currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase approximately $25 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $25 million of inventory by approximately $2.5 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer.

We face risks associated with international activities.

Political and economic conditions abroad may result in a reduction of our sales, as a result of the sale of our products in more than 50 foreign countries; our importation of firearms from Walther, which is based in Germany; and our purchase of ammunition magazines from Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

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

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, or limitations on imports or exports also could have a material adverse effect on our business. Any actions by foreign countries to reverse policies that encourage foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences, could affect the attractiveness of our products to our U.S. customers.

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

In addition, a significant number of our products are serial number controlled and detailed acquisition and disposition records must be kept to ensure compliance with federal regulations as administered by the ATF. Also, the export of our products is controlled by the International Traffic in Arms Regulations (“ITAR”). ITAR implements the provisions of the Arms Export Control Act as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. Among its many provisions, ITAR requires a license application for the export of firearms and congressional approval for any application with a total value of $1 million or higher. Because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

As a government contractor, we are required to comply with the FAR, a set of regulations established to govern the process through which the government purchases goods and services.

In our perimeter security business, we are also subject to numerous construction regulations and safety regulations that apply to construction sites, and local permitting requirements at each location where we install our products.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Health and Safety Act, and many other regulations surrounding employment law, environmental law, and taxation.

Compliance with all of these regulations is costly and time consuming. Although we take every measure to ensure compliance with the many regulations we are subject to, inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to sell our products and services.

We are currently involved in numerous lawsuits.

We are currently involved in numerous lawsuits, including a lawsuit involving a municipality, a securities class action lawsuit, and two purported stockholder derivative lawsuits.

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

We, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits, which were subsequently consolidated into one action The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. On March 26, 2009, the Court, on our motion, dismissed our Chairman of the Board from the litigation. On May 11, 2010, the Court certified the consolidation action as consisting of a class of persons who purchased our securities between June 15, 2007 and December 6, 2007 and suffered damage as a result. The Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ends on October 1, 2010. The parties will then have until October 29, 2010 to move for summary disposition of the case.

We are involved in two purported stockholder derivative lawsuits brought in the U.S. District Court for the District of Massachusetts. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. On December 15, 2009, the Court ordered the actions consolidated. On January 29, 2010, the plaintiffs filed their Verified Consolidated Shareholder Complaint (“Consolidated Complaint”). We moved to dismiss the Consolidated Complaint on March 31, 2010. The plaintiffs opposed that motion on May 28, 2010. A hearing of the matter before the Court is currently scheduled to occur on July 15, 2010.

We are vigorously defending ourselves in these lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

Reference is made to Note 22 to our consolidated financial statements for a discussion of the other lawsuits to which we are subject.

We are under investigation by the U.S. Department of Justice for potential FCPA violations.

On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts, and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

We are under investigation by the SEC for potential violation of federal securities laws.

Subsequent to the end of fiscal 2010, we received a letter from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, results of operations, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.

Environmental laws and regulations may impact our business.

We are subject to numerous federal, state, and local laws that regulate or otherwise relate to the protection of the environment, including the Clean Air Act, the Clean Water Act, CERCLA, and the Solid Waste Disposal Act, as amended by RCRA. CERCLA, RCRA, and related state laws subject us to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at our manufacturing facilities and at third-party or formerly owned sites at which contaminants generated by us may be located. This requires us to make expenditures of both a capital and expense nature.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we maintain policies relating to the environmental standards of performance for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe that we are in substantial compliance with applicable environmental regulations.

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

As of April 30, 2010, our consolidated long-term indebtedness was $80.0 million. We may incur additional indebtedness in the future, including additional borrowings under our revolving credit facility. Our indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

Under the terms of the indenture governing the 4% senior convertible notes due in 2026 that we sold in December 2006, we agreed to a limitation on the incurrence of debt by us and our subsidiaries. Until such time as the closing price of our common stock has exceeded 200% of the conversion price of the notes for at least 30 trading days during any period of 40 consecutive trading days, we may not, directly or indirectly, incur debt in excess of designated amounts. This limitation affects our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors, including the ability to finance potential acquisitions. If we are unable to make additional borrowings as a result of this limitation, our financial condition and results of operations may be adversely affected.

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

Our governing documents and Nevada law could make it more difficult for a third party to acquire us and discourage a takeover.

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

As of April 30, 2010, there were 59,922,031 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2010, we had outstanding options to purchase 3,207,264 shares of common stock under our incentive stock plans and other option agreements and 210,727 undelivered restricted stock units under our incentive stock plans, and we had issued 1,544,761 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. As of April 30, 2010, we also had outstanding warrants to purchase 70,000 shares of common stock. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the employee stock purchase plan as well as the shares underlying the warrants. Shares covered by such registration statements upon the exercise of stock options or warrants or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

We may issue securities that could dilute shareholder ownership and the net tangible book value per share of our common stock.

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

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our results of operations. These factors include the following:

•	the volume of customer orders relative to our capacity;

•	the success of product and service introductions and market acceptance of new products by us and our competitors;

•	timing of expenditures in anticipation of future customer orders;

•	effectiveness in managing manufacturing processes and costs;

•	changes in cost and availability of labor and components;

•	ability to manage inventory and inventory obsolescence;

•	pricing and other competitive pressures; and

•	changes or anticipated changes in economic conditions.

Accordingly, you should not rely on the results of any period as an indication of our future performance. If our operating results fall below expectations of securities analysts or investors, our stock price may decline.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the trading price of our common stock, including the following:

•	variations in our operating results;

•	the relatively small public float of our common stock;

•	introductions of new products and services by us or our competitors;

•	the success of our distributors;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	general economic, political, and market conditions and consumer spending patterns;

•	governmental policies and regulations;

•	the general performance of the markets in which we participate; and

•	factors relating to suppliers and competitors.

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

We own three manufacturing facilities in our firearm division. Our principal facility is a 530,323 square-foot plant located in Springfield, Massachusetts. We also own a 38,115 square-foot plant in Houlton, Maine, and a 160,000 square-foot plant in Rochester, New Hampshire. The Springfield facility is primarily used to manufacture our handguns and rifles; the Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, metal center-fire pistols, and the Walther PPK and PPK/S pistols; and the Rochester facility is used primarily to produce hunting rifles, black powder firearms, interchangeable firearm systems, and long gun barrels. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand except in the case of certain recently introduced popular products. In addition, we own a 56,869 square-foot facility in Springfield, Massachusetts, that we use for the Smith & Wesson Academy, a state-accredited firearm training institution, a public shooting facility, and a retail store; and a 6,000 square-foot retail facility in Rochester, New Hampshire.

We lease office and manufacturing space at four facilities in our perimeter security division. The facilities are all located within a quarter mile of each other in Franklin, Tennessee. The total space leased is 61,509 square feet. Although all facilities are in good condition, our office personnel are divided between the facilities and there is no room for additional growth. Accordingly, we are considering the lease or purchase of a facility capable of accommodating our current office, manufacturing, and warehousing needs and expected future growth.

We lease 2,800 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our board of directors. The lease expires on December 31, 2010.

We lease 577 square feet of office space in Washington, D.C., which houses certain executive staff. The lease expires on December 31, 2010.

We believe that all our facilities are adequate for present requirements and that our current equipment is in good condition and is suitable for the operations involved.

Item 3.	Legal Proceedings

The nature of the legal proceedings against us is discussed in Note 22 to our consolidated financial statements, commencing on page F-42 of this report, which is incorporated herein by reference.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

From November 29, 2002 until July 19, 2006, our common stock traded on the American Stock Exchange under the symbol “SWB.” Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWHC” since July 20, 2006. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the Nasdaq Global Select Market.

	High	Low

2008
First quarter	$19.20	$12.04
Second quarter	$22.80	$11.98
Third quarter	$12.77	$3.72
Fourth quarter	$7.77	$4.28
2009
First quarter	$7.48	$4.08
Second quarter	$5.83	$1.53
Third quarter	$3.29	$1.67
Fourth quarter	$7.50	$2.30
2010
First quarter	$7.52	$4.59
Second quarter	$6.35	$4.25
Third quarter	$5.80	$3.83
Fourth quarter	$4.89	$3.75

On June 29, 2010, the last reported sale price of our common stock was $4.16 per share. On June 29, 2010, there were approximately 705 record holders of our common stock.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2010 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc.; Point Blank Solutions, Inc.; Ceradyne, Inc.; and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2005. The calculations of cumulative stockholder return on the S&P SmallCap 600 and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,
And Two Peer Groups

*	$100 invested on April 30, 2005 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal 2010.

Item 6.	Selected Financial Data

The selected financial data presented below is derived from our consolidated financial statements and the notes thereto and should be read in connection with those statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report.

	Smith & Wesson Holding Corporation
	Fiscal Year Ended April 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Net product and services sales	$406,176	$334,955	$295,910	$236,552	$160,049
Cost of revenue	274,777	237,812	204,208	160,214	110,442
Gross profit	131,399	97,143	91,702	76,338	49,607
Operating expenses	89,127	170,510	68,235	51,910	35,063
Operating income/(loss)	42,272	(73,367)	23,467	24,428	14,544
Interest expense	4,824	5,892	8,743	3,569	1,638
Income/(loss) before income taxes	47,351	(79,125)	14,796	20,579	13,764
Income taxes (benefit)	14,841	(14,918)	5,675	7,618	5,063
Net income/(loss)	$32,510	$(64,207)	$9,121	$12,962	$8,702
Net income/(loss) per share
Basic	$0.56	$(1.37)	$0.23	$0.33	$0.24
Diluted	$0.53	$(1.37)	$0.22	$0.31	$0.22
Weighted average number of shares outstanding
Basic	58,195	46,802	40,279	39,655	36,587
Diluted	65,456	46,802	41,939	41,401	39,787
Depreciation and amortization	$13,623	$12,670	$12,550	$7,473	$4,367
Capital expenditures	$17,266	$9,436	$13,951	$15,657	$15,592
Year-end financial position
Working capital	$87,891	$78,015	$58,722	$46,315	$21,469
Current ratio	1.9	2.2	1.9	1.8	1.7
Total assets	$349,341	$210,231	$289,751	$268,257	$94,698
Current portion of notes payable	$—	$2,378	$8,920	$2,887	$1,691
Long-term debt and notes payable	$80,000	$83,606	$118,774	$120,539	$14,338

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

2010 Highlights

Our fiscal 2010 net sales of approximately $406.2 million represented an increase of approximately 21.3% over fiscal 2009 net sales. Sales in our firearm division increased by approximately 6.9% to approximately $357.9 million. Net income for fiscal 2010 was approximately $32.5 million, or $0.53 per fully diluted share, compared with a net loss of approximately $64.2 million, or $(1.37) per fully diluted share, for fiscal 2009. Net income for fiscal 2010 was impacted favorably by an approximately $9.6 million adjustment to revalue 4,080,000 earn out shares related to our July 2009 acquisition of USR. Net income for fiscal 2009 was unfavorably impacted by an impairment charge related to goodwill and intangible assets of Thompson/Center Arms of approximately $76.5 million, net of deferred taxes of approximately $21.8 million. Excluding these two items, net income for fiscal 2010 increased by approximately $10.7 million, or approximately 86.8%, over fiscal 2009 net income. Net income for fiscal 2010 was affected by numerous factors, including the following:

•	Growth in revenue of 21.3% was driven by increased firearm sales of tactical rifles and Walther new products offset by lower year-over-year demand for handgun offerings. In addition, the acquisition of USR contributed approximately $48.3 million to our consolidated revenue.

•	Improved gross profit margin as a result of lower warranty costs, improved efficiencies, and lower promotional spending throughout the firearm facilities.

•	On July 20, 2009, we acquired USR, based in Franklin, Tennessee, which provides perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business model, product line, and broad customer base to enable us to expand into new markets in the security industry. Results of operations for the period ended April 30, 2010 included activity for the period subsequent to the acquisition.

•	On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ and the SEC in these matters, the DOJ may determine that we have violated FCPA laws or the SEC may determine that we have violated federal securities laws. As of April 30, 2010, we have incurred $3,225,000 of legal and consulting costs related to this matter.

Our Business

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to substantially increase our product offerings to leverage the 150-plus year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items), which is a non-GAAP financial metric, to evaluate our performance. We evaluate our various firearm product lines by such measurements as cost per unit produced, units produced per day, and incoming orders per day. We evaluate our perimeter security products by revenue invoiced, gross margin per job, and incoming orders per month.

Key Industry Data

Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, the U.S. handgun market increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. The market levels then returned to pre-1992 levels and remained relatively unchanged until late in calendar 2008, when the market increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like the increase in 1992, as we expected, this increase in the market was temporary in nature and the market returned to more normal levels in fiscal 2010. Within the U.S. handgun market, we estimate that approximately 81% of the market is pistols and 19% is revolvers. We also estimate that we have approximately a 16% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001. It also compares with market share figures of the 1990s when we had an estimated 16% market share.

Results of Operations

Net Sales

The following table sets forth certain information relative to net sales for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Revolvers	$75,398	$77,066	$(1,668)	(2.2)%	$70,217
Pistols	85,530	93,149	(7,619)	(8.2)%	69,606
Walther	43,558	34,309	9,249	27.0%	27,087
Tactical Rifles	61,838	39,810	22,028	55.3%	16,637
Premium Products	19,445	16,227	3,218	19.8%	16,117
Hunting Firearms	34,581	33,953	628	1.8%	56,748
Parts & Accessories	18,933	17,448	1,485	8.5%	17,674

Total Firearms	339,283	311,962	27,321	8.8%	274,086
Handcuffs	5,374	7,085	(1,711)	(24.1)%	6,155
Specialty Services	5,348	6,605	(1,257)	(19.0)%	7,557
Other	7,921	9,303	(1,382)	(14.9)%	8,112

Non-Firearms	18,643	22,993	(4,350)	(18.9)%	21,824

Total Firearm Division	357,926	334,955	22,971	6.9%	295,910

Perimeter Security Division	48,250	—	48,250	—	—

Total Products and Services Sales	$406,176	$334,955	$71,221	21.3%	$295,910

Fiscal 2010 Net Products and Services Sales Compared with Fiscal 2009

Net sales for fiscal 2010 increased because of strong consumer driven growth in tactical rifles and the impact of our acquisition of USR in July 2009. Revolver sales were slightly lower than in the prior fiscal year. Unit sales were down approximately 8.1% due to reduced availability of product to meet the extremely high level of demand in the early part of the fiscal year coupled with delayed international shipments related to our investigation of the FCPA matter. These factors were partially offset by reduced promotional costs. Pistol sales were approximately 8.2% lower than in the prior fiscal year with metal and Sigma pistols being significantly below last year, and M&P Series of pistols flat year-over-year. Walther product sales grew approximately 27.0% based on the PK380 pistol product introduction and increased production and availability of the German manufactured products. The introduction of our new M&P15-22 tactical rifle and increases in our capacity to produce all tactical rifles to meet higher consumer demand led to increased sales of these products. New product offerings within our Classics series of handguns increased sales of products within our premium product lines by approximately 19.8% over the prior fiscal year. Hunting products were negatively impacted by the late fiscal 2009 discontinuation of Smith & Wesson-branded bolt-action rifles, but this was more than offset by the increased performance of Thompson/Center Arms-branded bolt-action rifles spurred by our introduction of the Venturetm product line and an improvement in the second half of fiscal 2010 in black powder rifle sales. Parts and accessories sales grew because of an increased sales focus on hunting products and higher demand for parts and accessories in our handgun lines, reflecting the high demand for both new and used firearms.

The order backlog as of April 30, 2010 was approximately $143,098,000, of which $108,001,000 related to firearms, with the balance of $35,097,000 related to perimeter security. The firearm order backlog was approximately $159,861,000 lower than at the end of fiscal 2009, but represented an approximately $33,755,000 increase over the prior quarter end primarily as a result of backlog generated by new products. In spite of the year-over-year decline in firearm backlog, our fiscal 2010 year end backlog remained substantially higher than what we typically experienced prior to the extraordinary increases in consumer demand in the third and fourth quarters of fiscal 2009. Perimeter security backlog declined approximately $7,406,000 from the prior quarter end as customer investment decisions began to slow. Firearm orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, the firearm backlog may not be indicative of future sales. Our perimeter security backlog consists primarily of project-oriented contracts and/or letters of intent that provide for progress payments and are not typically cancelled. Therefore, perimeter security backlog is more indicative of future sales, but is subject to significant timing variations depending on the size, nature, and scope of each order within the total backlog at any given period of time.

Sales in the consumer channel were approximately $294,218,000, a $14,406,000, or 5.1%, increase over sales of approximately $279,812,000 for fiscal 2009. Sales to state and local government agencies were approximately $31,996,000, a $6,821,000, or 27.1%, increase over fiscal 2009 sales of approximately $25,175,000 and included approximately $1,472,000 of perimeter security sales. International sales of approximately $26,925,000 represented a $2,240,000, or 9.0%, increase over fiscal 2009 sales. Excluding approximately $37,738,000 of perimeter security sales, federal government sales of approximately $4,445,000 were $1,151,000 higher than fiscal 2009 sales of approximately $3,294,000. Sales to corporate customers in our perimeter security division totaled approximately $8,079,000 in fiscal 2010.

Fiscal 2009 Net Product and Services Sales Compared with Fiscal 2008

Net sales for fiscal 2009 increased because of strong consumer driven growth in handgun and tactical rifle sales. Revolver sales were driven primarily by consumer demand; however, because revolvers are much more capital intensive, the growth year-over-year was smaller than in other handgun product lines. Pistol sales increased on strong demand for Sigma and M&P Series of pistols, with sales for those product lines up approximately 59.9% and 41.7%, respectively, over the prior fiscal year. Walther product sales increased significantly over the prior fiscal year as a result of higher sales of the P22 pistol and the full year benefit of the PPS pistol, which was introduced during fiscal 2008. Walther PPK pistol sales were suspended in the fourth quarter of fiscal 2009 because of the February 2009 recall of this product, which adversely impacted fourth quarter sales. Tactical rifle sales continued to increase as a result of increased consumer demand, as well as continued acceptance by law enforcement agencies. Hunting firearms were severely impacted by economic factors, with black powder sales dropping approximately 39.4% from fiscal 2008 levels. The decrease in parts and accessories correlated to the decrease in black powder rifle sales. Non-firearm sales for fiscal 2009 were flat with increased handcuff sales offset by reduced foundry sales.

The order backlog at the end of fiscal 2009 was approximately $267,862,000, which was approximately $217,934,000 higher than at the end of fiscal 2008 and approximately $144,719,000 higher than at the end of our previous fiscal quarter. The extraordinary increase in backlog related directly to the increase in consumer demand that we experienced in the third and fourth quarters of fiscal 2009. It also increased as a result of our previously planned manufacturing capacity prior to the significant increase in consumer demand.

Sales in the consumer channel were approximately $279,812,000, a $35,731,000, or 14.6%, increase over sales of approximately $244,081,000 for fiscal 2008. Excluding hunting products, sporting good sales increased approximately 31.9% over fiscal 2008 levels. Sales to state and local government agencies were approximately $25,175,000, a $3,261,000, or 14.9%, increase over fiscal 2008 sales of approximately $21,914,000. International sales of approximately $24,685,000 represented a $250,000, or 1.0%, increase over fiscal 2008 sales. Federal government sales of approximately $3,294,000 were $127,000 lower than fiscal 2008 sales of approximately $3,421,000.

Cost of Revenue and Gross Profit

The following table sets forth certain information regarding cost of revenue and gross profit for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Cost of revenue	$274,777	$237,812	$36,965	15.5%	$204,208
% of net revenue	67.6%	71.0%			69.0%
Gross profit	$131,399	$97,143	$34,256	35.3%	$91,702
% of net revenue	32.4%	29.0%			31.0%

Gross profit for fiscal 2010 grew as a result of the increase in sales while gross profit as a percentage of net revenue increased as a result of improved efficiencies in our firearm business. Gross profit as a percentage of net revenue improved as a result of an approximately $3,075,000 reduction in warranty expense, lower promotional spending, and favorable absorption resulting from high production volume to meet consumer demand. In addition, reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility contributed to the improved gross margin percentage. We reduced promotional spending by approximately $1,712,000 during fiscal 2010 from fiscal 2009 levels. Gross profit for fiscal 2010 for our firearm division was approximately $119,464, or 33.4% of sales, versus approximately $97,143, or 29.0% of sales. Gross profit for fiscal 2010 for our perimeter security division was approximately $11,936, or 24.7%. The impact of our acquisition of USR had an unfavorable impact on our total gross profit as a percentage of net revenue largely as a result of amortization of acquisition-related intangibles that reduced gross margin by approximately $1,526,000 and the additional costs incurred as we continue to expand that business.

Gross profit for fiscal 2009 grew as a result of the increase in sales while gross profit as a percentage of net revenue declined as a result of the impact of significantly lower sales and production volumes of our higher margin hunting products and an approximately $2,271,000 accrual related to the February 2009 Walther PPK and PPK/S recall. Reduced production levels and a reduced number of operating days necessary to meet reduced demand at our Rochester, New Hampshire plant resulted in underutilized capacity and the inability to fully absorb fixed overhead into inventory. In addition, increased capital spending over the last several years increased depreciation expense by approximately $1,103,000 for fiscal 2009. Promotional costs were approximately $8,368,000 compared with approximately $8,862,000 for the year ended April 30, 2008.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Research and development	$4,299	$2,906	$1,393	47.9%	$1,946
Sales and marketing	31,057	28,378	2,679	9.4%	27,857
General and administrative	53,771	40,983	12,788	31.2%	38,432
Impairment of long-lived assets	—	98,243	(98,243)	(100.0)%	—

Operating expenses	$89,127	$170,510	$(81,383)	(47.7)%	$68,235
% of net revenue	21.9%	50.9%			23.1%

Excluding the impact of the impairment charge recorded in the second quarter of fiscal 2009 for goodwill and other long-lived intangible assets related to our Thompson/Center Arms acquisition and approximately $9,738,000 of operating expense incurred in connection with our newly acquired USR operation, operating expenses for fiscal 2010 grew approximately $7,133,000 because of increased profit sharing and management incentive compensation related to improved financial performance versus the prior fiscal year, increased administrative costs related to our acquisition of USR, including legal and accounting-related consulting fees, and increased legal and consulting fees related to allegations against one of our employees under the FCPA. This was partially offset by lower amortization of intangibles due to our impairment of goodwill and other long-lived assets of Thompson/Center Arms and lower bad debt reserve charges that arose from the sudden decline in the economy during calendar 2008.

The increase in research and development costs related to approximately $476,000 in increased samples and testing materials in support of new product introductions, approximately $675,000 in increased salaries and benefits, approximately $114,000 of perimeter security costs incurred subsequent to our acquisition of USR, and approximately $204,000 of reduced allocations to manufacturing based on an increased focus on new product engineering. The increase in sales and marketing expense reflected approximately $652,000 in increased salaries and benefits as well as approximately $1,005,000 in increased commissions in the hunting business as we transitioned back to the use of a manufacturers’ representative sales model. In addition, travel costs increased approximately $360,000 and marketing consulting increased by approximately $466,000 while advertising and marketing samples declined approximately $387,000. Excluding the approximately $9,336,000 impact of acquiring

USR, the increase in general and administrative expenses resulted from an approximately $2,897,000 increase in profit sharing and management incentives with the exclusion of the impairment from the 2010 calculation, approximately $408,000 of increased recruiting and relocation costs, approximately $3,225,000 in increased professional fees related to both defense costs and our internal investigation of the FCPA matter, and approximately $586,000 in increased professional fees related to the acquisition of USR. Offsetting these costs was approximately $2,594,000 of reduced bad debt costs and approximately $1,845,000 in reduced amortization of intangible assets subsequent to the impairment of the Thompson/Center Arms assets in fiscal 2009.

Operating expenses as a percentage of net revenue was approximately 22.0% for fiscal 2010 and approximately 21.6% for fiscal 2009, excluding the impairment charge. This approximately 0.4% increase is predominately attributed to the approximately $3,225,000 incurred in the FCPA investigation and employee defense costs.

In October 2008, due to serious, unfavorable, and recurring economic and market conditions and other factors that had an adverse effect on the hunting market, it became apparent that goodwill and other long-lived assets related to our Thompson/Center Arms acquisition were significantly impaired. We conducted a review of the reporting unit related to these products and determined that the fair value was lower than book value, requiring us to record an impairment charge of approximately $98,243,000. Excluding the impact of the impairment charge noted above, operating expenses for fiscal 2009 increased by approximately $4,032,000, or 5.9%, over fiscal 2008 levels.

The increase in fiscal 2009 over fiscal 2008 research and development costs related to approximately $232,000 in increased testing materials as a result of the increasing cost of ammunition, approximately $334,000 in third-party engineering costs, approximately $70,000 in increased salaries and benefits, and approximately $126,000 of reduced allocations to manufacturing based on an increased focus on new product engineering. The increase in sales and marketing expense reflected increased sales incentives incurred as a result of the higher handgun sales levels. The increase in general and administrative expenses included approximately $2,690,000 in increased profit sharing related to our Springfield, Massachusetts and Houlton, Maine facilities. In addition, because of weak economic factors impacting certain of our regional retail customers, we increased our bad debt reserves by approximately $2,312,000 in fiscal 2009. Finally, increased salaries and benefits, recruiting, and relocation resulting from changes in our management structure totaling approximately $1,065,000 were offset by approximately $1,742,000 in reduced amortization of intangible assets resulting from the impairment charge and lower stock-based compensation expense of approximately $1,578,000 due to lower awards and the reversal of the expense associated with performance-based options that were not achieved based on actual operating results.

Operating expenses as a percentage of net revenue, excluding the impairment charge, was approximately 21.6% for fiscal 2009, approximately 1.5% lower than the fiscal 2008 ratio due to reduced amortization of intangible assets as a result of the impairment charge as well as increased revenue caused by the increased consumer demand. General and administrative costs for fiscal 2009 included approximately $2,437,000 of amortization while fiscal 2008 included approximately $4,119,000 of amortization.

Income/(Loss) from Operations

The following table sets forth certain information regarding income/(loss) from operations for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Income/(loss) from operations	$42,272	$(73,367)	$115,639	157.6%	$23,467
% of net revenue	10.4%	(21.9)%			7.9%

Excluding the fiscal 2009 impact of the approximately $98,243,000 impairment of Thompson/Center Arms assets, fiscal 2010 operating income of approximately $42,272,000 was $17,396,000, or 69.9%, higher than operating income of approximately $24,876,000 for fiscal 2009. Increased revenue and improved margins in the firearm business more than offset the initial loss from operations associated with the perimeter security business and the impact of FCPA costs on operating expenses.

Excluding the impact of the approximately $98,243,000 impairment of Thompson/Center Arms assets, fiscal 2009 operating income of approximately $24,876,000 was $1,409,000, or 6.0%, higher than operating income for fiscal 2008. The impact associated with the consumer driven demand more than offset the unfavorable absorption and product mix at Thompson/Center Arms, the impact of the Walther PPK and PPK/S recall, and the increase in operating expenses.

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Other income/(expense)	$9,467	$(161)	$9,628	(5,980.1)%	$(50)

In fiscal 2010, other income/(expense) included approximately $9,587,000 of income associated with the revaluation of 4,080,000 shares expected to be paid in conjunction with our acquisition of USR (see Note 2). Excluding this amount, the remaining other expense of approximately $120,000 represents, among other things, unrealized losses on foreign exchange contracts and fines and penalties incurred on late filings or payments on tax returns, as does the approximately $161,000 in fiscal 2009.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Interest expense	$4,824	$5,892	$(1,068)	(18.1)%	$8,743

Interest expense decreased for fiscal 2010 as a result of the repayment of approximately $4,814,000 of long-term debt in December 2009 and overall increased cash balances throughout the fiscal year.

Interest expense decreased for fiscal 2009 as a result of the repayment of the $28,000,000 acquisition line in May 2008, the repayment of approximately $4,367,000 of long-term debt in June 2008, reduced borrowings under our revolving line of credit, and overall lower interest rates. In addition, our 6,250,000-share stock offering in May 2008 and the increased cash flow associated with consumer demand enabled us to reduce our overall outstanding indebtedness throughout fiscal 2009.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Income tax expense/(benefit)	$14,841	$(14,918)	$29,759	(199.5)%	$5,675

Our income tax expense for fiscal 2010 included the effect of changes in temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $8,284,000, after valuation allowance, as of April 30, 2010.

As required by Accounting Standards Codification (“ASC”) Topic 740-10, we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

A valuation allowance of approximately $26,000 was provided on our deferred federal tax assets for a capital loss carryforward, which we do not anticipate using prior to its expiration. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2010 or 2009, as we believe that it is more likely than not that all such assets will be realized.

We had federal net operating loss carryforwards amounting to approximately $3,913,000, $2,285,000, and $2,394,000 as of April 30, 2010, 2009, and 2008, respectively. We obtained approximately $8,215,000 in additional loss carryforwards through our acquisition of USR on July 20, 2009. The net operating loss carryforward at April 30, 2010 expires in fiscal years 2019 and 2020. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $8,136,000 in fiscal 2010, approximately $295,000 in 2011, and approximately $108,000 per subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Utilization of federal net operating losses and amortization of intangible assets have decreased the overall net deferred tax asset to approximately $8,284,000 as of April 30, 2010. Federal net operating losses account for approximately $800,000 of the total net deferred tax asset of approximately $13,649,000 as of April 30, 2009.

There was approximately $3,120,000 of state net operating loss carryforwards as of April 30, 2010. There were no state net operating loss carryforwards as of April 30, 2009 or 2008.

On October 22, 2004, the American Jobs Creation Act (“AJCA”), was signed into law. The AJCA provides a deduction for income from qualified domestic production activity (“QPA”). Pursuant to ASC 750-10-55, the effect of this deduction is reported in the period in which it is claimed on our tax return. The QPA benefit for us was approximately $1,270,000 in fiscal 2010 and approximately $1,405,000 in fiscal 2009, which resulted in the reduction of tax expense of approximately $445,000 in fiscal 2010 and approximately $492,000 in fiscal 2009. The annual deduction for the remaining federal net operating loss carryforward is so limited by Internal Revenue Code Section 382 that the unfavorable impact on the future benefits of the QPA should be negligible.

Our income tax benefit for fiscal 2009 included the effect of changes in temporary differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled approximately $13,649,000, after valuation allowance, as of April 30, 2009. Net deferred tax liabilities were reduced in fiscal 2009 by approximately $21,766,000 as a result of the impairment of the Thompson/Center Arms goodwill and other long-lived assets.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands, except per share data):

			$	%
	2010	2009	Change	Change	2008

Net income/(loss)	$32,510	$(64,207)	$96,717	150.6%	$9,121
Net income/(loss) per share
Basic	$0.56	$(1.37)	$1.93	140.9%	$0.23
Diluted	$0.53	$(1.37)	$1.90	138.7%	$0.22

Excluding the approximately $9,587,000 favorable fair value adjustment on the USR earn out liability in fiscal 2010 and the approximately $76,477,000 impact of the Thompson/Center Arms impairment charge, net income increased by approximately $10,653,000, or 86.8%, over the prior fiscal year. This increase was due to increased sales and margin in the firearm business offset by increased costs associated with the FCPA matter, acquisition costs expensed during the fiscal year, and a loss recorded for USR due to acquisition accounting amortization. Excluding the impact of the fair value adjustments, diluted earnings per share would have been $0.38 and $0.26 in fiscal 2010 and fiscal 2009, respectively, an approximately 46.2% increase in spite of a 6,000,000-share offering in May 2009 and the issuance of 5,600,000 shares in conjunction with the USR acquisition.

The decrease in net income and net income per share for fiscal 2009 was primarily attributable to the impairment of long-lived assets and goodwill associated with the acquisition of Thompson/Center Arms, which totaled approximately $76,477,000 (net of deferred taxes of approximately $21,766,000). Excluding this write-off, fiscal 2009 income would have increased approximately $3,150,000 to approximately $12,271,000 and earnings per share would have been $0.26. This increase in income over the prior fiscal year was a result of increased sales due to the consumer driven demand, partially offset by reduced volume and the corresponding gross margin impact in the hunting business. In addition, earnings per share was lower in fiscal 2009 due to an additional 6,250,000 shares issued during May 2008.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2010, 2009, and 2008 (dollars in thousands):

			$	%
	2010	2009	Change	Change	2008

Operating activities	$23,092	$53,063	$(29,971)	(56.5)%	$6,004
Investing activities	(38,771)	(9,452)	(29,319)	310.2%	(14,161)
Financing activities	15,712	(8,148)	23,860	(292.8)%	8,451

Total	$33	35,463	$(35,430)	(99.9)%	294

Operating activities represent the principal source of our cash flow. Cash flow from operating activities decreased significantly for fiscal 2010 from fiscal 2009 levels, largely as a result of the impact that the fiscal 2009 spike in consumer demand had on reducing year end accounts receivable and inventory as of April 30, 2009. Accounts receivable increased by approximately $14,872,000 due to relatively high April firearm sales and the acquisition of USR. Inventory increased approximately $5,024,000 during fiscal 2010 primarily due to the slowdown in consumer demand, which allowed for the replenishment of some firearm safety stock. Cash paid for income taxes represented a significant increase during fiscal 2010 due to the significant increase in profitability of the consolidated company.

Cash flow from operating activities increased significantly for fiscal 2009 over fiscal 2008 levels, largely as a result of an approximately $5,431,000 decrease in inventory in fiscal 2009. In addition, accounts receivable decreased by approximately $3,619,000 in fiscal 2009. Finally, an approximately $2,433,000 increase in net income (excluding the non-cash impairment) and an increase in current accrual levels of approximately $6,468,000 over the prior fiscal year increase contributed to the increase in cash from operating activities.

Cash used for investing activities was higher in fiscal 2010 than for fiscal 2009 due to approximately $21,074,000 invested in the acquisition of USR and increased capital spending of approximately $7,830,000.

Cash used for investing activities was lower in fiscal 2009 than for fiscal 2008 due to reduced capital spending of approximately $4,515,000.

Cash provided by financing activities in fiscal 2010 was favorable compared with the prior fiscal year due to lower long-term debt repayments totaling approximately $14,376,000 and a fiscal 2009 repayment of $7,000,000 in revolving line borrowings. In addition, proceeds from share issuances in fiscal 2010 were approximately $2,971,000 higher than proceeds received in fiscal 2009.

Cash used by financing activities in fiscal 2009 was unfavorable compared with the prior fiscal year due to the repayment of the $28,000,000 acquisition loan, approximately $4,367,000 in term loans, and $7,000,000 in the revolving line partially offset by the proceeds from the 6,250,000-share offering in May 2008.

At April 30, 2010, we had open letters of credit aggregating approximately $3,892,000.

At April 30, 2010, we had approximately $39,855,000 in cash and cash equivalents on hand. We have a $60,000,000 revolving line of credit with TD Bank, N.A. with no balance outstanding as of April 30, 2010. The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The agreement relating to our 4% senior convertible notes contains a financial covenant relating to maximum additional indebtedness. We were in compliance with the debt covenants as of April 30, 2010. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2010, 2009, or 2008.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Our significant estimates include gross margin and percentage of completion on in-process perimeter security projects, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

Revenue Recognition

For our firearm segment, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our perimeter security segment, we recognize revenue from fixed-price installation contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract.

Product sales account for a substantial portion of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2010, minimum royalties to be collected in the future amounted to approximately $6,026,000.

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

We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books as of April 30, 2010 is associated only with USR as it arose out of our acquisition of USR on July 20, 2009.

Based on a combination of factors occurring during fiscal 2009, including the economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on lower order intake during fiscal 2009 and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173,000 during the three months ended October 31, 2008.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, we recorded an impairment charge of $57,070,000 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2010 based on the review of long-lived assets.

Based on our review of goodwill and indefinite-lived intangible assets for our perimeter security reporting unit as of February 1, 2010, utilizing a discounted cash flow method at a discount rate of 23.5%, we determined that the fair value of goodwill exceeded the carrying value of that unit by 1.1% and the fair value of indefinite-lived assets is substantially in excess of carrying value. As of April 30, 2010, goodwill for this reporting unit is $83,865, which represents the entire amount of goodwill recorded on our books.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industries. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. A change in the weighted average cost of capital, for example, could materially change the valuation and, if increased, could cause an impairment. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.

Goodwill and Acquired Intangibles

We completed a significant business acquisition in fiscal 2010, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may make additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives, and as applicable, the reporting unit, of the assets. Our financial position and results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on our market value. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. As of April 30, 2010, the estimated range of reasonably possible additional losses is zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2010, we had a reserve of approximately $657,000 for environmental matters, which is recorded on an undiscounted basis.

Inventory

We value firearm inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, and perimeter security inventory, consisting primarily of mechanical and electrical components required for installation of products, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Warranty

We generally provide a lifetime warranty to the “original” purchaser of our new firearm products and a one year parts and labor warranty on our proprietary perimeter security products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

Allowance for Doubtful Accounts

We extend credit to our domestic customers and some foreign firearm distributors based on their financial condition. We offer discounts for early payment on firearms invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days if there has been no good faith effort on the part of the customer to bring their account current. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

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

Workers’ Compensation

Our firearm business is self-insured through retentions or deductibles for our workers’ compensation. Our liability for estimated premiums and incurred losses are actuarially determined and recorded on an undiscounted basis. Our perimeter security business maintains a separate workers’ compensation insurance policy.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost on the date of the grant using the Black-Scholes method. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under our employee stock purchase program on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, dividend yield variables, and estimated forfeiture rates).

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 4 to our consolidated financial statements commencing on page F-20 of this report, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2010 (dollars in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$85,208	$3,200	$2,008	$—	$80,000
Operating lease obligations	6,869	2,201	4,373	295	—
Purchase obligations	64,689	64,689	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	1,950	81	7	1,862

Total obligations	$158,716	$70,171	$6,388	$2,157	$80,000

On December 15, 2006, we issued and sold an aggregate of $80.0 million of senior convertible notes due 2026 to qualified institutional buyers, pursuant to the terms and conditions of an indenture and securities purchase agreement, each dated as of December 15, 2006. The notes are convertible into shares of our common stock, initially at a conversion price of approximately $12.34 per share (subject to adjustment in certain events), or 81.0636 shares per $1,000 principal amount of notes. The notes may be converted at any time. The notes pay interest on June 15 and December 15 of each year at an annual rate of 4% of the unpaid principal amount. Until December 15, 2011, we may at our election redeem all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest only if the closing price of our common stock for no fewer than 20 trading days in any period of 30 consecutive trading days exceeds 150% of the then applicable conversion price of the notes. After December 15, 2011, we may redeem at our election all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest. Holders of the notes may require us to repurchase all or part of their notes on December 15, 2011, December 15, 2016, or December 15, 2021, and in the event of a fundamental change in our company, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on December 15, 2026. Included in the above $85.2 million of long-term debt obligation is $5.2 million of contractually obligated interest payments pertaining to the $80.0 million in convertible debt. This amount represents interest payments through December 15, 2011, or the first redemption milestone. We may be required to pay additional interest subsequent to December 15, 2011 redemption date; however, due to the uncertainty of subsequent interest payments, they are not reflected in the above table.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenue during the three months and fiscal year ended April 30, 2010 ($12.0 million and $40.5 million, respectively, representing approximately 11.0% and 9.6%, respectively, of aggregate gross revenue) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in euros. Annually, we purchase approximately $25.0 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $25.0 million of inventory by approximately $2.5 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro participating forward options under which we purchase euros to be used to pay the European manufacturer. As of April 30, 2010, our outstanding forward contracts had a remaining balance of 1.4 million euros, or approximately $2.1 million. The contracts are for 700,000 euros per month with the last expiring on June 30, 2010. Subsequent to April 30, 2010, we entered into new contracts totaling 12.9 million euros, or approximately $16.4 million, that will expire in varying rates between 500,000 and 1.6 million euros per month through April 30, 2011.

Participating forward options provide full protection for us against the depreciation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are at the average rate and the remaining 50% of the euros are paid for at the spot rate. Each option, unless used on the first day, will be converted to a forward contract, due when needed during the month at a slight up charge in rate. During the three months and fiscal year ended April 30, 2010, we experienced a net unfavorable cost of approximately $212,000 and $127,000, respectively, on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2010, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management excluded from its evaluation the internal control over financial reporting of USR, which was acquired on July 20, 2009 and is included in our fiscal year 2010 consolidated financial statements since the date of acquisition. USR constituted approximately 7.9% of consolidated assets as of April 30, 2010 and approximately 11.9% of net sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of USR because of the size and complexity of the acquisition.

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2010, utilizing the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of April 30, 2010, our internal control over financial reporting was effective. Management’s report on our internal control over financial reporting is presented on page F-2 of this report. The effectiveness of our internal control over financial reporting as of April 30, 2010 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report below.

Changes in Internal Control Over Financial Reporting

On July 20, 2009, we completed the acquisition of USR. We are taking a period of time to incorporate the acquired entity into our evaluation of internal control over financial reporting. Other than the acquisition, management is not aware of any material change to our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2010, based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Universal Safety Response, Inc., which was acquired on July 20, 2009, and which is included in the 2010 consolidated financial statements of Smith & Wesson Holding Corporation and subsidiaries and constituted 11.9% and 7.9% of consolidated net sales and consolidated total assets, respectively, as of and for the fiscal year ended April 30, 2010. Management did not assess the effectiveness of internal control over financial reporting of Universal Safety Response, Inc. because of the size and complexity of the acquisition, which was completed on July 20, 2009. Our audit of internal control over financial reporting of Smith & Wesson Holding Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Universal Safety Response, Inc.

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2010 and 2009 and the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010 and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 30, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2010, 2009, and 2008 is set forth on page F-54 of this report.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(24)
3.1	Amended and Restated Articles of Incorporation(2)
3.3	Amended and Restated Bylaws(3)

Exhibit
Number		Exhibit

3.9		Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1		Form of Common Stock Certificate(5)
4.5		Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(6)
4.10		Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)
4.11		Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(7)
4.12		Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(4)
4.20		Registration Agreement, dated as of July 20, 2009, by and among the Registrant and the holders named therein(26)
10.2		Trademark Agency Agreement with UMAREX dated March 11, 2000(8)
10.3		Agreement with Walther/ UMAREX, dated August 1, 1999(8)
10	.5(a)	Trademark License Agreement with UMAREX/ Gutman Cutlery dated July 1, 2000(8)
10	.5(b)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(9)
10	.5(c)*	Employment Agreement, dated as of November 12, 2007 between the Registrant and Michael F. Golden(10)
10.12		Agreement with Western Mass Electric dated July 6, 1998(8)
10.13		Agreement with Western Mass Electric dated December 18, 2000(8)
10.14		Settlement Agreement with Dept. of Treasury and HUD dated March 17, 2000(8)
10.15		Letter Agreement with Dept. of Treasury and HUD dated May 2, 2000(8)
10.18		Trademark License Agreement with Canadian Security Agency dated May 31, 1996(8)
10.22		Master Supply Agreement with Remington Arms dated August 1, 2001(11)
10	.23*	2001 Stock Option Plan(9)
10	.24*	2004 Incentive Stock Plan(9)
10	.25*	Form of Option to 2001 Stock Option Plan(12)
10	.26*	2001 Employee Stock Purchase Plan(12)
10	.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(12)
10	.28*	Amendments to 2004 Incentive Stock Plan(13)
10.34		Purchase and Sale Agreement with Springfield Redevelopment Authority(14)
10.35		Environmental Agreement with Springfield Redevelopment Authority(14)
10.36		Promissory Note from Springfield Redevelopment Authority(14)
10.38		Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(7)
10.40		Agreement with Carl Walther GmbH(15)
10	.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(16)
10.55		Amendment to Agreements with Carl Walther GmbH(17)
10	.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Stock Incentive Plan(18)
10.57		Credit Agreement, dated as of November 30, 2007, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders party thereto(19)
10	.57(a)	Amendment No. 1 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of October 31, 2008, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, Toronto Dominion (Texas) LLC, as resigning Administrative Agent, and TD Bank, N.A., as successor Administrative Agent(22)

Exhibit
Number		Exhibit

10	.57(b)	Amendment No. 2 to Credit Agreement and Assignment and Acceptance of Collateral Documents, dated as of March 12, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson corp., and Thompson/Center Arms Company, Inc., as Borrowers, the other Credit Parties named therein, the Lenders named therein, and TD Bank, N.A., as Administrative Agent(23)
10	.57(c)	Amendment No. 3 and Joinder to Credit Agreement, dated as of July 20, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, and TD Bank, N.A., as Lender and Administrative Agent(26)
10	.57(d)	Amendment No. 4 to Credit Agreement, dated as of December 3, 2009, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Universal Safety Response, Inc., as Borrowers, the other Loan Parties named therein, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including all exhibits and schedules thereto(27)
10.58		Pledge and Security Agreement, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., and Thompson/Center Arms Company, Inc., as Borrowers, and the Guarantors party thereto in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10	.58(a)	Amendment No. 1 to Pledge and Security Agreement, dated as of October 31, 2008, by and among Smith & Wesson Holding Corporation, the other Pledgors named therein, and Toronto Dominion (Texas) LLC, as Administrative Agent(22)
10.59		Copyright Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp. and Thompson/Center Arms Company, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.60		Patent Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.61		Trademark Security Agreement, dated as of November 30, 2007, by Smith & Wesson Corp., Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., and Bear Lake Holdings, Inc. in favor of Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.62		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.63		Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.64		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.65		Subsidiary Guarantee, dated as of November 30, 2007, by and among each of the Guarantors party thereto and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.66		Operating Companies Guarantee, dated as of November 30, 2007, by and among Smith & Wesson Corp., Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.67		Holdings/Thompson/Center Arms Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10.68		Holdings/Smith & Wesson Corp. Guaranty, dated as of November 30, 2007, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the other Guarantors party thereto, and Toronto Dominion (Texas) LLC, as Administrative Agent(19)
10	.69*	Severance and Change in Control Agreement, dated as of July 1, 2008 with William F. Spengler(20)
10	.70*	Severance Agreement, dated as of September 25, 2008, by and between the Registrant and Leland A. Nichols(21)

Exhibit
Number		Exhibit

10.71		Voting Agreement, dated as of June 18, 2009, by and among the Registrant, SWAC-USR I, Inc., and the Principal Stockholders named therein(24)
10	.72*	Form of Indemnity Agreement(25)
10	.73*	Severance Agreement, dated as of June 29, 2009, by and between the Registrant and Kenneth W. Chandler(25)
10.74		Irrevocable Proxy Coupled with Interest(26)
10.75		Holdings/Thompson/Center Arms/Smith & Wesson Guaranty, dated as of July 20, 2009, by and among Smith & Wesson Holding Corporation, Thompson/Center Arms Company, Inc., Smith & Wesson Corp., and TD Bank, N.A., as Administrative Agent and Lender(26)
21.1		Subsidiaries of the Registrant
23.1		Consent of BDO Seidman, LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Principal Executive Officer
32.2		Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 5, 2007.

(4)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(9)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 16, 2007.

(11)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(12)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(15)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 3, 2008.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 25, 2008.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 5, 2008.

(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 17, 2009.

(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.

(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.

(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

smith & wesson holding corporation

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

Date: June 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Michael F. Golden Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 30, 2010

/s/ William F. Spengler William F. Spengler	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 30, 2010

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 30, 2010

/s/ Robert L. Scott Robert L. Scott	Vice Chairman of the Board	June 30, 2010

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Director	June 30, 2010

/s/ John B. Furman John B. Furman	Director	June 30, 2010

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 30, 2010

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 30, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exhange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management excluded from its evaluation the internal control over financial reporting of Universal Safety Response, Inc. (“USR”), which was acquired on July 20, 2009 and is included in the fiscal year 2010 consolidated financial statements of the Company since the date of acquisition. USR constituted approximately 7.9% of consolidated assets as of April 30, 2010 and approximately 11.9% of net sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of USR because of the size and complexity of the acquisition.

The Company’s independent auditor, BDO Seidman, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 as stated in their report, which appears in Item 9A commencing on page 51 of this Annual Report on Form 10-K.

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

/s/  William F. Spengler
William F. Spengler
Executive Vice President, Chief Financial Officer,
and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries as of April 30, 2010 and 2009 and the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. We have also audited the schedule listed in the accompanying index for the years ended April 30, 2010, 2009, and 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule referred to above presents fairly, in all material respects, the information for the years ended April 30, 2010, 2009, and 2008, set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 30, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
June 30, 2010

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2010	April 30, 2009
	(In thousands, except par value and share data)

ASSETS
Current assets:
Cash and cash equivalents	$39,855	$39,822
Accounts receivable, net of allowance for doubtful accounts of $811 on April 30, 2010 and $2,386 on April 30, 2009	73,459	48,232
Inventories	50,725	41,729
Other current assets	4,095	3,093
Deferred income taxes	11,539	12,505
Income tax receivable	5,170	—

Total current assets	184,843	145,381

Property, plant and equipment, net	58,718	51,135
Intangibles, net	16,219	5,940
Goodwill	83,865	—
Deferred income taxes	—	1,143
Other assets	5,696	6,632

	$349,341	$210,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,258	$21,009
Accrued expenses	42,084	17,606
Accrued payroll	9,340	7,462
Accrued income taxes	—	2,790
Accrued taxes other than income	2,529	2,208
Accrued profit sharing	7,199	6,208
Accrued product/municipal liability	2,777	3,418
Accrued warranty	3,765	4,287
Current portion of notes payable	—	2,378

Total current liabilities	96,952	67,366

Deferred income taxes	3,255	—

Notes payable, net of current portion	80,000	83,606

Other non-current liabilities	8,557	8,633

Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 61,122,031 shares issued and 59,922,031 shares outstanding on April 30, 2010 and 48,967,938 shares issued and 47,767,938 shares outstanding on April 30, 2009	61	49
Additional paid-in capital	168,532	91,103
Retained earnings/(accumulated deficit)	(1,693)	(34,203)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	160,577	50,626

	$349,341	$210,231

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended April 30,
	2010	2009	2008
	(In thousands, except per share data)

Net product and services sales:
Firearm division	$357,926	$334,955	$295,910
Perimeter security division	48,250	—	—

Total net product and services sales	406,176	334,955	295,910
Cost of products and services sold:
Firearm division	238,463	237,812	204,208
Perimeter security division	36,314	—	—

Total cost of products and services sold	274,777	237,812	204,208

Gross profit	131,399	97,143	91,702

Operating expenses:
Research and development	4,299	2,906	1,946
Selling and marketing	31,057	28,378	27,857
General and administrative	53,771	40,983	38,432
Impairment of long-lived assets (Note 4)	—	98,243	—

Total operating expenses	89,127	170,510	68,235

Income/(loss) from operations	42,272	(73,367)	23,467

Other income/(expense):
Other income/(expense), net	9,467	(161)	(50)
Interest income	436	295	122
Interest expense	(4,824)	(5,892)	(8,743)

Total other income/(expense), net	5,079	(5,758)	(8,671)

Income/(loss) before income taxes	47,351	(79,125)	14,796
Income tax expense/(benefit)	14,841	(14,918)	5,675

Net income/(loss)/comprehensive income/(loss)	$32,510	$(64,207)	$9,121

Weighted average number of common shares outstanding, basic	58,195	46,802	40,279

Net income/(loss) per share, basic	$0.56	$(1.37)	$0.23

Weighted average number of common and common equivalent shares outstanding, diluted (Note 4)	65,456	46,802	41,939

Net income/(loss) per share, diluted (Note 4)	$0.53	$(1.37)	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other		Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
	(In thousands)

Balance at April 30, 2007	40,983	$41	$44,409	$20,978	$73	$(6,396)	$59,105
Exercise of employee stock options	522	1	1,316				1,317
Cashless exercise of warrants	35	—	—				—
Shares issued under employee stock purchase plan	148	—	917				917
Stock-based compensation			4,885				4,885
Tax benefit of stock-based compensation in excess of book deductions			2,601				2,601
Adjustment to initially apply FASB Interpretation No. 48				(95)			(95)
Net income				9,121			9,121
Issuance of common stock under restricted stock unit awards	144	—	—				—

Balance at April 30, 2008	41,832	$42	$54,128	$30,004	$73	$(6,396)	$77,851
Issuance of common stock in connection with an equity offering, net of costs of $2,329	6,250	6	32,040				32,046
Exercise of employee stock options	429	1	464				465
Disgorgement of profit			3				3
Stock-based compensation			3,307				3,307
Tax benefit of stock-based compensation in excess of book deductions			315				315
Shares issued under employee stock purchase plan	278	—	846				846
Net loss				(64,207)			(64,207)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	178	—	—				—

Balance at April 30, 2009	48,967	$49	$91,103	$(34,203)	$73	$(6,396)	$50,626
Issuance of common stock in connection with an equity offering, net of costs of $2,418	6,000	6	35,011				35,017
Issuance of common stock in connection with acquisition of Universal Safety Response, Inc., net of costs of $12	5,600	6	38,173				38,179
Exercise of employee stock options	127	—	190				190
Stock-based compensation			3,284				3,284
Book deduction of stock-based compensation in excess of tax deductions			(148)				(148)
Shares issued under employee stock purchase plan	281	—	1,042				1,042
Net income				32,510			32,510
Issuance of common stock under restricted stock unit awards, net of stock forfeited for tax obligations	147	—	(123)				(123)

Balance at April 30, 2010	61,122	$61	$168,532	$(1,693)	$73	$(6,396)	$160,577

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income/(loss)	$32,510	$(64,207)	$9,121
Adjustments to reconcile net income/(loss) to net cash provided by operating activities (net of acquisitions):
Amortization and depreciation	13,623	12,670	12,550
Loss on sale of assets	516	247	5
Provision for/(recoveries of) losses on accounts receivable	(278)	2,312	299
Impairment of long-lived assets	—	98,243	—
Deferred income taxes	6,927	(23,917)	(3,602)
Stock-based compensation expense	3,284	3,307	4,885
Change in contingent consideration	(9,587)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(14,872)	3,619	(2,457)
Inventories	(5,024)	5,431	(15,138)
Other current assets	(298)	1,632	(143)
Income tax receivable/payable	(7,986)	4,608	280
Accounts payable	3,703	(987)	(640)
Accrued payroll	1,357	2,416	(2,325)
Accrued profit sharing	991	2,173	(1,835)
Accrued taxes other than income	(169)	461	(902)
Accrued other expenses	1,369	360	7,149
Accrued product/municipal liability	(641)	651	(410)
Accrued warranty	(580)	2,595	128
Other assets	(72)	2,277	(644)
Other non-current liabilities	(1,533)	(828)	(317)
Excess book deduction of stock-based compensation	(148)	—	—

Net cash provided by operating activities	23,092	53,063	6,004

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	(21,074)	—	—
Payments for the purchase of Bear Lake Acquisition Corp. and direct acquisition costs, net of cash acquired	—	—	(107)
Payments to acquire patents	(454)	(46)	(116)
Proceeds from sale of property and equipment	23	30	13
Payments to acquire property and equipment	(17,266)	(9,436)	(13,951)

Net cash used for investing activities	(38,771)	(9,452)	(14,161)

Cash flows from financing activities:
Proceeds from loans and notes payable	2,950	22,698	32,415
Debt issue costs — bank debt	(81)	(113)	(612)
Debt issue costs — convertible debt	—	—	(39)
Proceeds from issuance of common stock, net of issuance costs	35,017	32,046	—
Proceeds from disgorgement of profit	—	3	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,232	1,311	2,234
Taxes paid related to stock forfeited for tax obligations	(123)	—	—
Excess tax benefit of stock-based compensation	—	315	2,601
Payments on loans and notes payable	(23,283)	(64,408)	(28,148)

Net cash provided by/(used in) financing activities	15,712	(8,148)	8,451

Net increase in cash and cash equivalents	33	35,463	294
Cash and cash equivalents, beginning of period	39,822	4,359	4,065

Cash and cash equivalents, end of period	$39,855	$39,822	$4,359

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,614	$4,710	$6,892
Income taxes	16,729	5,459	6,714

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-Cash Activities:

On January 3, 2007, we acquired Bear Lake Acquisition Corp. and its subsidiaries (Note 3)

	For the Year Ended April 30,
	2010	2009	2008
	(In thousands)

Accrued expenses	$—	$—	$74
Other current liabilities	—	—	33
Cash paid for purchase of Bear Lake Acquisition Corp. and its subsidiaries, net of cash acquired	—	—	(107)

	$—	$—	$—

On July 20, 2009, we acquired Universal Safety Response, Inc. (Note 2)

	For the Year Ended April 30,
	2010	2009	2008
	(In thousands)

Accounts receivable	$10,077	$—	$—
Inventories	3,973	—	—
Other current assets	704	—	—
Deferred income tax asset	692	—	—
Property, plant and equipment	1,315	—	—
Intangible assets	95,755	—	—
Other assets	10	—	—
Accounts payable	(4,546)	—	—
Accrued expenses	(4,859)	—	—
Income tax receivable	(26)	—	—
Other current liabilities	(8,300)	—	—
Other non-current liabilities	(7,706)	—	—
Contingent consideration	(27,824)	—	—
Cash paid for purchase of Universal Safety Response, Inc., net of cash acquired	(21,074)	—	—
Stock paid for purchase of Universal Safety Response, Inc.	(38,191)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1.	Organization

Organization — We are a U.S.-based, global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of revolvers, pistols, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

On May 11, 2001, we acquired all of the outstanding stock of Smith & Wesson Corp. from U.K.-based Tomkins. Smith & Wesson Corp. and its predecessors have been in business since 1852.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”) (see Note 3). This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”) (see Note 2). This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date and reported as the perimeter security division as discussed in Note 24.

2.	Acquisition of Universal Safety Response, Inc.

On July 20, 2009, we acquired all of the outstanding capital stock of USR. Our acquisition of USR was designed to leverage USR’s business model, product line, and broad customer base to enable us to expand into new markets in the security industry. Two of USR’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of USR in the acquisition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of USR have the right to earn up to 4,080,000 shares of our common stock if USR achieves certain EBITDAS targets, as defined, in calendar years 2009 and 2010. Based on USR’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8,000 threshold to achieve a distribution. If EBITDAS for calendar year 2010 exceeds $15,000, the former stockholders of USR will earn the full 4,080,000 shares with a prorated reduction in shares earned for EBITDAS less than $15,000 and no shares earned for EBITDAS less than $12,000. As of the closing date, this contingent consideration was assigned a fair value of $27,824, or 4,001,522 shares at the closing share price of $6.86 on July 20, 2009 and 78,478 shares at the closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. As of April 30, 2010, this liability was adjusted to a fair value of $18,238, classified entirely as a current liability because, although we do not expect former stockholders to earn the full 4,080,000 shares based on USR achieving the highest level EBITDAS target with its calendar year 2010 results, we have amended the agreement between us and the former stockholders whereby they will receive the full 4,080,000 shares (see Note 26). The $9,587 in income associated with the reduction in the contingent consideration versus the value

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

recorded at the date of closing has been recorded as other income. See Note 25 for pro forma income statement information related to this acquisition.

USR, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business model, product line, and broad customer base to expand into new markets in the security industry.

The initial asset and liability allocations made at the acquisition date were adjusted during fiscal 2010 for changes in valuation of allowance for bad debt, changes in estimates for percentage of completion, and changes in deferred taxes to reflect book to tax return reconciliation and adjustments to other valuation accounts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date as well as all other measurement period adjustments as described above:

		Measurement
	July 20, 2009	Period	July 20, 2009
	(As initially reported)	Adjustments	(As adjusted)

Total purchase consideration:
Cash	$20,657	$405	$21,062
Stock	37,677	514	38,191
Contingent consideration	27,450	374	27,824
Accrual for dissenters	1,010	(1,010)	—

Total purchase consideration	$86,794	$283	$87,077

Accounts receivable	$9,817	$260	$10,077
Inventories	4,167	(194)	3,973
Other current assets	704		704
Deferred income taxes	425	(3)	422

Total current assets	15,113	63	15,176
Property, plant and equipment, net	1,315		1,315
Intangibles, net	13,190	(1,300)	11,890
Goodwill	79,992	3,873	83,865
Deferred income taxes	—	270	270
Other assets	10		10

Total assets acquired	109,620	2,906	112,526

Accounts payable	4,545	1	4,546
Accrued expenses	590	4,281	4,871
Accrued payroll	521		521
Accrued income taxes	18	8	26
Accrued taxes other than income	489	1	490
Accrued warranty	59	(1)	58
Current portion of notes payable	7,231		7,231

Total current liabilities	13,453	4,290	17,743
Deferred income taxes	2,254	(2,254)	—
Other long term liabilities	—	587	587
Notes payable, net of current portion	7,119		7,119

Total liabilities assumed	22,826	2,623	25,449

	$86,794	$283	$87,077

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Included in general and administrative costs is $586 of acquisition-related costs incurred during fiscal 2010. An additional $12 of stock issuance costs related to the acquisition of USR were incurred and recorded against additional paid-in capital during fiscal 2010.

None of the $10,077 in accounts receivable is subject to ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Receivables have been recorded at fair value, which was equal to the gross contractual amounts receivable less an allowance for doubtful accounts of $273. We expect all contractual cash flows, net of the allowance for doubtful accounts, to be fully collected.

Goodwill is not deductible for tax purposes and is fully allocated to the perimeter security segment (see Note 4).

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

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$2,090	10.0
Customer relationships	500	12.0
Trademarks and tradenames	7,500	Indefinite
Order backlog	1,800	0.8

	$11,890

3.	Acquisition of Bear Lake Acquisition Corp.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson/Center Arms. The aggregate purchase price was $103,500, which consisted of $102,000 in cash and $1,500 in direct acquisition costs. Thompson/Center Arms is a brand recognized by hunting enthusiasts with a leading position in the black powder segment of the long-gun market. In addition to a leadership position in the hunting rifle market, Thompson/Center Arms also brings expertise in long-gun barrel manufacturing.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table summarizes the allocation of the purchase price:

Total purchase consideration:
Cash	$102,000
Transaction costs	1,500

Total purchase consideration	$103,500

Cash and cash equivalents	$158
Accounts receivable	7,706
Inventories	10,941
Other current assets	1,694
Deferred income taxes	1,059
Income tax receivable	2,876
Property, plant, and equipment	5,978
Intangibles (see Note 4)	70,700
Goodwill (see Note 4)	41,173
Other assets	1,047

Total assets acquired	143,332

Accounts payable	3,314
Accrued expenses	4,747
Other current liabilities	2,306
Deferred income taxes	27,415
Other non-current liabilities	2,050

Total liabilities assumed	39,832

Net assets acquired	$103,500

Under the agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Bear Lake Acquisition Corp. have indemnified us for losses arising from environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, pending an environmental remediation study of the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the the former stockholders of Bear Lake Acquisition Corp. We are currently working on a remediation action plan with the former stockholders of Bear Lake Acquisition Corp. in order to remediate the environmental contamination found at the site. It is not currently possible to estimate the ultimate amount of all remediation costs. As of April 30, 2010, approximately $1,367 of the escrow had been spent on safety and environmental testing and remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount in escrow to be remote.

We amortize customer relationships in proportion to the expected yearly revenue generated from the customer lists acquired. We amortize other finite-lived identifiable intangible assets on a straight-line basis. The following are

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

the identifiable intangible assets acquired and their respective weighted average lives prior to the impairment charge recorded in fiscal 2009 (see Note 4):

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$7,800	20.0
Customer relationships	46,400	20.0
Trademarks and tradenames	15,900	10.0
Order backlog	600	0.3

	$70,700

4.	Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include gross margin and percentage of completion on in-process perimeter security projects, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

Reclassification — Certain amounts presented in the prior periods’ consolidated financial statements related to inventory, revenue, and foreign currency transactions have been reclassified to conform to the current periods presentation.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Thompson Center Holding Corporation, K.W. Thompson Tool Company, Inc., Thompson/Center Arms Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc. (inactive), Fox Ridge Outfitters, Inc., and Universal Safety Response, Inc. The fiscal year-end of our wholly owned subsidiaries, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Universal Safety Response, Inc., was May 2, 2010 and May 3, 2009, a two-day and three-day variance to our reported fiscal year ends of April 30, 2010 and April 30, 2009, respectively. These variances did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2010 and April 30, 2009 and for the periods presented have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature.

Derivative Instruments — We account for derivative instruments under ASC 815-10, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. We have purchased foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates (see Note 14).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2010, we exceeded federally insured limits by $39,542.

Trade Receivables — We extend credit to our domestic customers and some foreign firearm distributors based on their financial condition. We offer discounts for early payment on firearm invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We place past due balances for collection with an outside agency after 90 days if there has been no good faith effort on the part of the customer to bring its account current. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

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

One customer accounted for approximately 8%, 11%, and 9% of our net product sales for the fiscal years ended April 30, 2010, 2009, and 2008, respectively. This customer owed us approximately $6,881, or 9% of total accounts receivable, as of April 30, 2010 and $3,092, or 6% of total accounts receivable, as of April 30, 2009.

Inventories — We value firearm inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, and perimeter security inventory, consisting primarily of mechanical and electrical components required for installation of products, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Other Comprehensive Income — ASC 220-10 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income (loss). For the years ended April 30, 2010, 2009, and 2008, comprehensive income was equal to net income.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, computers, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years

We capitalize tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period not exceeding five years.

Intangible Assets — We amortize intangible assets over their estimated useful lives, which range from four months to 20 years. See Note 11 for additional information regarding intangible assets.

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

Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our perimeter security products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract.

Product sales account for a substantial portion of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectibility does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2010, minimum royalties to be collected in the future amounted to approximately $6,026 as follows:

Minimum
For the Years Ended April 30,	Royalty

2011	$1,387
2012	1,652
2013	1,694
2014	635
2015	428
Thereafter	230

Total minimum royalties	$6,026

Segment Information — Information regarding our segments is presented in Note 24.

Geographic Information — Through April 30, 2010, 2009, and 2008, we have had no material personnel or facilities outside of the United States. Sales outside of the United States is detailed in Note 6.

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

We spent approximately $4,299, $2,906, and $1,946 on research activities relating to the development of new products during the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

Earnings per Share — We calculate basic and diluted earnings per common share in accordance with the provisions of ASC 260-10. Basic earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share equals net income divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options, warrants, and other stock-based instruments, if their effect is dilutive.

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share (in thousands, except per share data).

	For the Years Ended April 30,
	2010			2009			2008
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount	Income	Shares	Amount

Basic earnings/(loss)	$32,510	58,195	$0.56	$(64,207)	46,802	$(1.37)	$9,121	40,279	$0.23
Effect of dilutive stock options and warrants	—	776	(0.01)	—	—	—	—	1,660	(0.01)
Effect of assumed conversion of convertible debt	2,204	6,485	(0.02)	—	—	—	—	—	—

Diluted earnings/(loss)	$34,714	65,456	$0.53	$(64,207)	46,802	$(1.37)	$9,121	41,939	$0.22

For fiscal 2009 and 2008, 6,485,084 shares of our common stock issuable upon conversion of the $80,000 senior convertible notes were excluded from the computation of diluted earnings per share because the effect would be antidilutive. Options and warrants to purchase 691,553, 1,903,363, and 216,000 shares, respectively, of our common stock were excluded from the fiscal 2010, 2009, and 2008 computations of diluted earnings per share because the effect would be antidilutive.

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

We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books as of April 30, 2010 is associated only with USR as it arose out of our acquisition of USR on July 20, 2009.

Based on a combination of factors occurring during fiscal 2009, including the economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on lower order intake during fiscal 2009 and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173 during the three months ended October 31, 2008.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the Rochester, New Hampshire reporting unit required us to test for impairment of long-lived assets pertaining to that location during the second quarter of fiscal 2009. Based on this assessment, we recorded an impairment charge of $57,070 to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2010 based on the review of long-lived assets.

Based on our review of goodwill and indefinite-lived intangible assets for our perimeter security reporting unit as of February 1, 2010, utilizing a discounted cash flow method at a discount rate of 23.5%, we determined that the fair value of goodwill exceeded the carrying value of that unit by 1.1% and the fair value of the indefinite-lived assets is substantially in excess of carrying value. As of April 30, 2010, goodwill for this reporting unit is $83,865, which represents the entire amount of goodwill recorded on our books.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industries. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. A change in the weighted average cost of capital, for example, could materially change the valuation and, if increased, could cause an impairment. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.

The changes in the carrying amount of goodwill during the year ended April 30, 2010 were as follows:

Balance as of April 30, 2009	$—
Acquisition of Universal Safety Response, Inc. (see Note 2)	83,865

Balance as of April 30, 2010	$83,865

Accounting for Acquisitions — We completed a significant business acquisition in fiscal 2007 and another in fiscal 2010, both of which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Stock Options and Other Awards and Warrants — As described in Notes 17 and 18, we have issued stock warrants and have an incentive stock plan under which employees and directors receive options to purchase our common stock or other stock-based awards.

Municipal and Product Liability — We provide reserves for municipal and potential product liability defense costs based on estimates determined in consultation with litigation counsel. We evaluate adjustments to the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

provision for municipal and product liability on an on-going basis and charge or credit them to cost of sales, exclusive of any insurance reimbursements. We make this evaluation based upon information regarding potential and existing product liability cases. We record any future costs as a result of this evaluation when considered both probable and reasonably estimable. Certain municipal and product liability costs are subject to reimbursement by insurance carriers.

Environmental Liability — We have provided reserves, on an undiscounted basis, for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. We consider environmental liabilities probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, currently enacted laws and regulations, the timing of future expenditures, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (“PRP”), and the ability of other PRPs or contractually liable parties, if any, to pay the allocated portion of any environmental obligations. We believe that we have adequately reserved for the reasonable estimable costs of known environmental obligations. We review reserves and may make additions or deletions to the reserves as a result of the specific facts and circumstances previously noted.

Environmental reserve increases for the fiscal years ended April 30, 2010, 2009, and 2008 amounted to approximately $0, $172, and $29, respectively. The Rochester, New Hampshire reserve relating to environmental testing and remediation associated with our acquisition of Thompson/Center Arms is being paid directly by the administrative agent holding the escrow (see Note 22). No reserve is required on our books.

Warranty — We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2010, 2009, and 2008 amounted to $3,004, $6,079, and $1,874, respectively.

The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2010, 2009, and 2008:

	For the Years Ended April 30,
	2010	2009	2008

Beginning Balance	$5,334	$1,923	$1,809
Liabilities assumed in the acquisition of USR	58	—	—
Warranties issued and adjustments to provisions	3,004	6,079	1,874
Warranty claims	(3,808)	(2,668)	(1,760)

Ending Balance	$4,588	$5,334	$1,923

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to approximately $9,181, $10,464, and $8,516 for the fiscal years ended April 30, 2010, 2009, and 2008, respectively. We have a co-op advertising program at the retail level. We expensed these costs amounting to approximately $1,729, $918, and $921 in fiscal 2010, 2009, and 2008, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net product and services sales. We included our costs relating to shipping and handling charges in cost of products and services sold.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $2,000 per occurrence. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Standards — In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The amendments in this update require new disclosures about transfers into and out of Levels 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and 2 (fair value determined based on significant other observable inputs), and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances, and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, or ASU 2009-16. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective January 1, 2010 and applies with the adoption of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Statement of Financial Accounting Standards (“SFAS”) No. 166, which it amends. The adoption of this standard will not have any impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15. ASU 2009-15 provides guidance on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. This standard is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those years, for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard will not have any impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, which has been codified as ASC 860-10-65. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has been codified as ASC 810-10. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

Recently Adopted Accounting Standards — In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosure, or ASU 2009-12. This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This standard is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification, or the Codification, Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement is effective for financial statements for interim and annual reporting periods ending after September 15, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations, which was primarily codified into the Business Combinations Topic, ASC 805. This guidance changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Although the adoption of this guidance did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this guidance.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which was primarily codified into the Consolidations Topic, ASC 810-10-65. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have any impact on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, which was primarily codified into the Collaborative Arrangements Topic, ASC 808-10. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenue and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in ASC 605-45, Revenue Recognition Topic, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under this guidance applies to the entire collaborative agreement. This guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have any impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into the Intangibles — Goodwill and Other Topic, ASC 350-30-50. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The adoption of this guidance did not have any impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which was primarily codified into the Debt with Conversion and Other Options Topic, ASC 470-20-25. This guidance requires that entities with convertible debt instruments that may be settled entirely or partially in cash upon conversion should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of shareholders’ equity on an entity’s consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of convertible debt. This guidance is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The adoption of this guidance did not have any impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified into the Derivatives and Hedging Topic, ASC 815-40. This guidance addresses the accounting for certain instruments as derivatives. Under this pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This guidance is effective for fiscal years beginning after December 15, 2008. Although the adoption of this guidance did not have any impact on our historical

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

consolidated financial statements, our acquisition of USR on July 20, 2009, as it relates to contingent consideration, was accounted for under this pronouncement.

In April 2009, the FASB issued FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which was primarily codified into the Business Combinations Topic, 805-20. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This guidance is effective for the fiscal years beginning after December 15, 2008. Although the adoption of this guidance did not have any impact on our historical consolidated financial statements, our acquisition of USR on July 20, 2009 was accounted for under this pronouncement.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was primarily codified into the Fair Value Measurements and Disclosures Topic, ASC 820-10-65. This section provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into the Investments — Debt and Equity Securities Topic, ASC 320-10-65. This guidance amends the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance is effective for all reporting periods ending after June 15, 2009. Neither of these pronouncements had any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into the Financial Instruments Topic, ASC 825-10-65. This guidance amends prior guidance to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for all reporting periods ending after June 15, 2009. The disclosures in our consolidated financials statements comply with both of these pronouncements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into the Subsequent Events Topic, ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have any impact on our consolidated financial statements.

5.	Long-term Debt and Financing Arrangements

Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. We incurred a $485 non-cash charge associated with the write-off of unamortized debt acquisition costs as a result of our decision to terminate the acquisition line. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. became the sole lender and successor administrative agent under our credit

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we increased our leverage ratio to 3.50:1 for the fiscal quarters ending April 30, 2009, July 31, 2009, October 31, 2009, January 31, 2010, and April 30, 2010, with the ratio returning to 3.25:1 for all subsequent quarters. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to November 30, 2013.

As of April 30, 2010, the credit facility included a revolving line of credit of up to a maximum amount of the lesser of (a) $60,000, or (b) the sum of (i) 80% of the net amount of SWC’s, TCA’s, and USR’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $15,000 or (B) 60% of SWC’s, TCA’s, and USR’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2013 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of April 30, 2010, after adjustment for $3,892 of standby letters of credit, there was $50,910 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.

As security for the credit facility, TD Bank has a first priority lien on all of our personal property and real estate assets.

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

Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms.

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

The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $62,000 available under our existing credit facility, and (2) three times LTM EBITDA (as

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.

We evaluated the conversion features of the Notes and determined no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.

Debt issuance costs related to refinancings from TD Bank amounted to $655 and were recorded in other assets. These costs were amortized to expense over the life of the loans using the effective interest rate method until December 2009, when the loans related to these costs were paid in full, at which time the remaining balance was expensed, resulting in a fiscal 2010 expense of $118. We incurred approximately $4,337 of debt issuance costs associated with the issuance of the Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through December 15, 2011, the date of the first redemption. During the year ended April 30, 2010, we amortized $867 to interest expense related to these Notes. In total, we incurred $1,014 of debt issuance costs associated with the November 2007 refinancing of our credit facility and the subsequent four modifications in October 2008, March 2009, July 2009, and December 2009. The remaining costs associated with the TD Bank line are being amortized on a straight-line basis over four years, the life of the revolving loan. During the year ended April 30, 2010, we amortized $115 to interest expense. The total amount amortized to interest expense for all debt issuance costs in fiscal 2010 was $1,100. Future amortization of debt issuance costs is as follows: fiscal year 2011 is $949; fiscal 2012 is $624; fiscal 2013 is $82; and fiscal 2014 is $48.

Our only long-term debt represents the Notes, which mature in fiscal 2027, subject to early Noteholder rights to require us to repurchase the Notes.

The carrying amounts of notes payable as of April 30, 2010 and 2009 were as follows:

	April 30, 2010	April 30, 2009

Current portion of long-term debt:
49-month, $7,800 term loan	$—	$1,856
85-month, $5,500 term loan	—	522
5-year, $60,000 revolving line of credit	—	—

Total current portion	$—	$2,378

Non-current portion of long-term debt:
49-month, $7,800 term loan	$—	$3,541
85-month, $5,500 term loan	—	65
20-year, $80,000 convertible notes	80,000	80,000

Total non-current portion	$80,000	$83,606

The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The convertible debt agreement related to the Notes contains a financial covenant relating to maximum additional indebtedness. We were in compliance with the debt covenants as of April 30, 2010.

Letters of Credit — At April 30, 2010, we had outstanding letters of credit aggregating $3,892 with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

6.	International Sales

We sell our products worldwide. The following sets forth the breakdown of export sales, which accounted for approximately 7%, 7%, and 8% of net sales for the fiscal years ended April 30, 2010, 2009, and 2008, respectively:

	For the Years Ended April 30,
Region	2010	2009	2008

Europe	$4,011	$6,440	$7,725
Asia	13,634	5,672	7,784
Latin America	3,825	4,574	2,545
All others international	5,455	7,999	6,381

Total net sales	$26,925	$24,685	$24,435

No individual foreign country accounted for more than 10% of net revenue.

7.	Other Income (Expense)

The following sets forth the details of other income (expense) in the fiscal years ended April 30, 2010, 2009, and 2008:

	For the Years Ended April 30,
	2010	2009	2008

Adjustment to fair value on derivative contracts (Note 14)	(186)	(97)	(27)
Adjustment to fair value on USR contingent consideration (Note 2)	9,587	—	—
Settlement of legal case	—	—	(380)
Pension adjustment	(15)	(89)	97
Investment income	—	—	66
Other	81	25	194

Total other income/(expense)	$9,467	$(161)	$(50)

8.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. In the fiscal years ended April 30, 2010, 2009, and 2008, advertising expenses, included in selling and marketing expenses, amounted to approximately $13,880, $13,842, and $13,977, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

9.	Property, Plant, and Equipment

The following summarizes property, plant, and equipment as of April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009

Machinery and equipment	$80,357	$68,132
Building and improvements	7,042	6,255
Land and improvements	1,315	923

	88,714	75,310
Less: Accumulated depreciation	(39,873)	(30,356)

	48,841	44,954
Construction in progress	9,877	6,181

Total property, plant, and equipment, net	$58,718	$51,135

Estimated cost to complete construction in progress is approximately $3,924.

Depreciation expense amounted to $10,023, $8,729, and $7,286 in the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2010, 2009, and 2008, respectively:

	For the Years Ended April 30,
	2010	2009	2008

Cost of products and services sold	$10,875	$7,488	$6,384
Research and development	81	83	48
Sales and marketing	172	167	149
General and administrative	1,395	3,467	4,869
Interest expense	1,100	1,465	1,100

Total depreciation and amortization	$13,623	$12,670	$12,550

10.	Inventories

The following sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009

Finished goods	$20,623	$17,212
Finished parts	13,235	13,228
Work in process	9,187	6,793
Raw material	7,680	4,496

Total inventories	$50,725	$41,729

11.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, developed technology, order backlog, trademarks, tradenames, patents, and software. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from four months to 20 years. We amortize

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following presents a summary of intangible assets:

	April 30, 2010	April 30, 2009

Developed technology	$3,830	$1,740
Customer relationships	500	—
Patents, trademarks, and tradenames	12,664	4,706
Software	435	—
Backlog	2,400	600

	19,829	7,046
Less: Accumulated amortization	(3,610)	(1,106)

Total intangible assets, net	$16,219	$5,940

Amortization expense, excluding amortization of deferred financing costs, amounted to $2,500, $2,475, and $4,163 for the fiscal years ended April 30, 2010, 2009, and 2008, respectively. As noted in Note 4, during fiscal 2009, we became aware of an impairment in our intangible assets, which caused us to write off $57,070 of the net value of these assets. We expect amortization expense will approximate $1,100 annually over each of the next five fiscal years.

12.	Receivables from Insurance Carriers

As discussed in Notes 15 and 22, we are party to lawsuits related to the use of our firearm products. We carry insurance that covers certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

The following summarizes the activity in the receivables from insurance carriers during the fiscal years ended April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009

Beginning balance	$2,060	$4,665
Payments made by insurer on claims	—	—
Cases dismissed and reserves released	—	(2,605)

Ending balance	$2,060	$2,060

The outstanding balance as of each of April 30, 2010 and 2009 was $2,060 ($25 in other current assets and $2,035 in non-current assets).

In October 2004, one of our insurance carriers agreed to pay a portion of past and future defense costs relating to the municipal litigation. Our insurance carriers paid no defense costs during fiscal 2010 or fiscal 2009.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

13.	Accrued Expenses

The following sets forth other accrued expenses as of April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009

Accrued rebates and promotions	$2,589	$690
Accrued professional fees	4,175	1,695
Accrued audit liability	—	860
Accrued employee benefits	2,769	2,549
Accrued distributor incentives	5,758	6,330
Accrued environmental	80	184
Interest payable	1,192	1,198
Accrued workers’ compensation	544	640
Accrued utilities	483	440
Accrued contingent consideration (Note 2)	18,238	—
Deferred revenue	2,817	239
Accrued other	3,439	2,781

Total accrued expenses	$42,084	$17,606

14.	Fair Value Measurement

On May 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurement, which has now been primarily codified into the Fair Value Measurements and Disclosures Topic, ASC 820-10, for our financial assets and liabilities. We adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities, which were previously deferred by FASB Staff Position (“FSP”) 157-2, ASC 820-10-65, on May 1, 2009. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in
	April 30,	Active Markets
Description	2010	(Level 1)

Assets:
Cash and short-term deposits	$39,793	$39,793

Total assets	$39,793	$39,793

Liabilities:
Foreign Exchange Contracts	$186	$186
Contingent consideration (Note 2)	18,238	18,238

Total liabilities	$18,424	$18,424

We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We routinely purchase foreign exchange participating forward contracts to minimize the impact of fluctuations in foreign exchange rates. Participating forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro and partial benefit from the appreciation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. If the euro weakens below the average rate, 50% of the euros are purchased at the average rate and the remaining 50% are paid for at the spot rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets.

Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Indefinite-lived intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist.

The following table presents information about derivatives outstanding as of April 30, 2010 and 2009:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009
Liabilities

Foreign Exchange Contracts	Accrued Expenses	$186	$—
Contingent Consideration (Note 2)	Other Current Liabilities	$18,238	$—

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table presents information about the effect of derivative instruments on our financial performance for the years ended April 30, 2010 and 2009:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivative	Income on Derivative
		2010	2009

Foreign Exchange Contracts (realized)	Cost of Good Sold	$(131)	$(661)
Foreign Exchange Contracts (unrealized)	Other income/(expense)	(186)	(97)
Contingent Consideration (Note 2)	Other income/(expense)	9,587	—

15.	Self-Insurance Reserves

As of April 30, 2010 and 2009, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9,694 and $10,985, respectively, of which $4,760 and $5,344, respectively, have been classified as non-current and are included in other non-current liabilities and $4,934 and $5,641, respectively, have been included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2010 and 2009, $446 and $324, respectively, of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $10,250, $12,704, and $7,769 in the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

The following is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2010, 2009, and 2008:

	For the Years Ended April 30,
	2010	2009	2008

Beginning balance	$10,985	$11,587	$11,777
Additional provision charged to expense	10,250	12,704	7,769
Adjustment to acquisition liability (Note 3)	—	—	(234)
Payments	(11,541)	(10,813)	(7,725)
Reduction in liability (offset by a reduction to receivable from insurers)	—	(2,493)	—

Ending balance	$9,694	$10,985	$11,587

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2010 and 2009, we had accrued reserves for product and municipal litigation liabilities of $5,760 and $6,879, respectively (of which $2,983 and $3,461, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2010 and 2009, we had recorded receivables from insurance carriers related to these liabilities of $2,060 and $2,060, respectively, of which $2,035 in each year has been classified as other assets and the remaining amount of $25 has been classified as other current assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

16.	Capital Stock

Common Stock Issued

During the fiscal year ended April 30, 2010, we issued 126,499 shares of common stock having a market value of $734 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $190.

During the fiscal year ended April 30, 2010, we issued 280,438 shares of our common stock having a market value of $1,226 under our Employee Stock Purchase Plan. The proceeds from the purchase of these shares were $1,042.

On May 12, 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,017.

In July 2009, we issued 5,492,286 shares of common stock in conjunction with our acquisition of USR. In November 2009, we issued 107,714 shares of common stock in conjunction with our acquisition of USR (see Note 2).

During the fiscal year ended April 30, 2009, we issued 429,499 shares of common stock having a market value of $2,433 to current and former employees upon the exercise of options granted to them while employees of our company. The proceeds from the exercise of these shares were $465.

During the fiscal year ended April 30, 2009, we issued 278,260 shares of our common stock having a market value of $1,374 under our Employee Stock Purchase Plan. The proceeds from the purchase of these shares were $846.

On May 23, 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,046 and allowed us to repay the $28,000 acquisition loan that financed a portion of the Thompson/Center Arms acquisition.

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

During the fiscal year ended April 30, 2008, we issued 147,817 shares of our common stock having a market value of approximately $1,300 under our Employee Stock Purchase Plan. The proceeds from the purchase of these shares were $917.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following outlines the activity related to the warrants for the periods indicated:

	For the Years Ended April 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36	120,000	$4.36
Warrants exercised during the period	—	—	—	$—	(50,000)	$5.33

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36	70,000	$4.36

Weighted average remaining life	0.4 years		1.4 years		2.4 years

The intrinsic value of warrants outstanding and exercisable at April 30, 2010 was immaterial.

17.	Stock Option and Employee Stock Purchase Plans

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The number of shares and weighted average exercise prices of options granted under the SOPs and separate grant for the fiscal years ended April 30, 2010, 2009, and 2008 are as follows:

	For the Years Ended April 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	2,428,263	$4.76	2,247,262	$3.88	2,576,362	$2.71
Granted during year	950,500	5.12	615,500	5.40	221,000	14.77
Exercised during year	(126,499)	1.51	(429,499)	1.08	(522,435)	2.52
Canceled/forfeited during year	(45,000)	9.43	(5,000)	4.55	(27,665)	7.78

Options outstanding, end of year	3,207,264	$4.93	2,428,263	$4.76	2,247,262	$3.88

Options exercisable, end of year	1,866,101	$4.35	1,609,594	$3.79	1,639,611	$2.64

As of April 30, 2010, there were 5,205,332 shares available for grant under the 2004 Incentive Stock Plan.

A summary of stock options outstanding, vested, and exercisable as of April 30, 2010 is as follows:

	Outstanding			Vested and Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
	Outstanding	Remaining	Average	Exercisable at	Remaining	Average
	at January 31,	Contractual	Exercise	at January 31,	Contractual	Exercise
	2010	Life	Price	2010	Life	Price

Range of Exercise Prices
$0.81 - $4.19	1,211,333	5.77 years	$2.25	897,167	4.42 years	$1.59
$4.27 - $5.69	1,232,431	7.51 years	5.03	610,765	5.96 years	4.67
$5.77 - $15.00	763,500	8.08 years	9.02	358,169	7.69 years	10.70

$0.81 - $15.00	3,207,264	6.99 years	$4.93	1,866,101	5.55 years	$4.35

The aggregate intrinsic value for outstanding options and for options that are vested and exercisable as of April 30, 2010 was $2,699 and $2,590, respectively.

We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The plan was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, will be six months, consistent with the six month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period will be the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

period is 12,500 shares or a total of $25 in shares, based on the fair market value on the first day of the purchase period.

All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2010, 2009, and 2008, 280,438, 278,260, and 147,817 shares, respectively, were purchased under the ESPP.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.

The following assumptions were used in valuing our options and ESPP:

	For the Years Ended April 30,
	2010	2009	2008

Stock option grants:
Risk-free interest rate	3.42 - 3.80%	2.78 - 4.05%	4.21%
Expected term	7.08 - 10.0 years	7.08 - 10.0 years	3.0 years
Expected volatility	76.0 - 76.9%	72.8 - 76.7%	61.7%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Risk-free interest rate	0.21%	1.08%	2.10%
Expected term	6 months	6 months	6 months
Expected volatility	60.9%	88.7%	105.0%
Dividend yield	0%	0%	0%

We estimate expected volatility using past historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2010, 2009, and 2008 was $4.00, $4.14, and $3.74, respectively. The weighted-average fair value of ESPP shares purchased in fiscal 2010, 2009, and 2008 was $1.43, $1.75, and $3.17, respectively.

During the year ended April 30, 2010, we granted an aggregate maximum of 79,800 restricted stock units, or RSUs, subject to performance-based vesting, to Michael F. Golden, President and Chief Executive Officer, and William F. Spengler, Executive Vice President and Chief Financial Officer. We also granted 7,500 RSUs to non-employees. During the year ended April 30, 2010, 53,333 performance-based shares previously awarded to Michael F. Golden vested and will be delivered in fiscal 2011. As of May 1, 2009, all of the RSUs outstanding were nonvested. As of April 30, 2010, 157,394 of the RSUs outstanding were nonvested. As of April 30, 2010, there were 210,727 RSUs outstanding as 98,081 were canceled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was approximately $423 for the year ended April 30, 2010. As of April 30, 2010, there was approximately $290 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.90 years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

A summary of activity in unvested RSUs for fiscal 2010, 2009, and 2008 is as follows:

	For the Years Ended April 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value

RSUs outstanding, beginning of year	346,944	$9.54	560,418	$9.68	432,900	$7.09
Awarded	47,400	5.31	21,000	3.51	339,500	12.09
Vested	(171,284)	8.16	(178,140)	8.95	(143,734)	7.25
Forfeited	(12,333)	9.12	(56,334)	10.57	(68,248)	10.41

RSUs outstanding, end of year	210,727	$9.73	346,944	$9.54	560,418	$9.68

During the year ended April 30, 2009, we granted 6,000 RSUs subject to time-based vesting, to current employees. We also granted 15,000 RSUs to non-employees. As of April 30, 2009, there were 346,944 RSUs outstanding as 85,748 were canceled due to employee terminations and 53,334 of performance-based RSUs were canceled because of the failure to satisfy performance targets. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was approximately $1,086 for the year ended April 30, 2009. As of April 30, 2009, there was approximately $757 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.56 years.

During the year ended April 30, 2008, we granted 334,500 RSUs, subject to time-based vesting, to current employees. We also granted 5,000 RSUs to non-employees. As of April 30, 2008, there were 560,418 RSUs outstanding as 82,748 were cancelled due to employee terminations. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was approximately $2,837 for the year ended April 30, 2008. As of April 30, 2008, there was approximately $2,571 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of 0.95 years.

We recorded stock-based compensation expense of approximately $3,284, $3,307, and $4,885 during fiscal 2010, 2009, and 2008, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options and warrants exercised during fiscal 2010, 2009, and 2008 was approximately $543, $1,969, and $7,305, respectively.

The grant date fair value of RSUs vested in fiscal 2010, 2009, and 2008 was approximately $1,427, $883, and $2,038, respectively.

There were no modifications to options, warrants, or RSUs during fiscal 2010, 2009, or 2008.

At April 30, 2010, the total unamortized fair value of stock options was approximately $2,550, which will be recognized over the remaining vesting period of 3.0 years.

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

On September 12, 2005, we completed the sale of an aggregate of 6,000,000 shares of our common stock and warrants to purchase an additional 1,200,000 shares of our common stock. We incurred issuance costs that included the issuance of a warrant to purchase 120,000 shares of our common stock to the placement agent, having an initial fair value of $384. The exercise price of the placement agent’s warrants is $4.36 per share. The terms of the placement agent’s warrant are substantially the same as the warrants sold to the investors except that it became exercisable on March 12, 2006 and expires on September 12, 2010.

As of April 30, 2010, all 1,200,000 investor warrants had been exercised and the 70,000 placement agent warrants were still outstanding.

19.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed approximately $1,559, $1,194, and $1,028 for the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees are eligible on May 1 following their completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2010, we plan to contribute approximately $7,199. We contributed approximately $6,248 and $3,539 for the fiscal years ended April 30, 2009 and 2008, respectively. Contributions are funded after the fiscal year-end.

We also have a defined contribution profit sharing plan covering substantially all Thompson/Center Arms employees based on certain eligibility criteria. Our board of directors, at its discretion, determines contributions to be made from net income of Thompson/Center Arms. For fiscal 2010, we do not plan to make any payments under this plan. For fiscal 2009 and 2008, we paid $0 and $500, respectively.

20.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Medical Program — We have certain obligations under a now terminated program that provides health care to retirees until age 65. Employees who had a designated combined age and years of service have been grandfathered under the program. The grandfather provision provides varying degrees of coverage based upon years of service. There is currently one retiree covered by the program and three active employees who are grandfathered under the program. The post-retirement medical liability is based upon reports as provided by an independent actuary. The gross post-retirement medical liability was approximately $73 as of April 30, 2010 and approximately $128 as of April 30, 2009. The current portion of the post-retirement medical plan as of April 30, 2010, 2009, and 2008 was $134, $136, and $44, respectively.

For the fiscal years ended April 30, 2010 and 2009, a 1% increase or decrease in the assumed health care cost trend rate would have an immaterial effect on the aggregate of the service and interest cost components of the net periodic post-retirement health care benefit costs and the accumulated post-retirement benefit obligation for health care benefits. Estimated future benefit payments are as follows: 2011 — $21, 2012 — $6, and thereafter — $0.

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at April 30, 2010. Benefits under this plan are paid monthly (currently monthly benefit is $3,063, which is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of April 30, 2010, $110 has been accrued in accrued liabilities and $427 has been accrued in other non-current liabilities in our consolidated financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.43% and the remaining months of commitment. Estimated future benefit payments are as follows: 2011 — $110, 2012 — $110, 2013 — $110, 2014 — $92, 2015 — $74, and thereafter — $86.

Under the plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of April 30, 2010, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit.

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

Income tax expense consists of the following:

	For the Years Ended April 30,
	2010	2009	2008

Current:
Federal	$5,567	$7,419	$7,958
State	2,347	1,580	1,319

Total current	7,914	8,999	9,277
Deferred:
Deferred federal and state	6,927	(23,917)	(3,560)
Change in valuation allowance	—	—	(42)

Total deferred	6,927	(23,917)	(3,602)

Total income tax expense/(benefit)	$14,841	$(14,918)	$5,675

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following presents a reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements:

	For the Years Ended April 30,
	2010	2009	2008

Federal income taxes expected at 35% statutory rate	$16,573	$(27,693)	$5,197
State income taxes, less federal income tax benefit	1,595	(1,162)	737
Employee Stock Purchase Plan	154	133	97
Other	711	(152)	(225)
Business meals and entertainment	127	112	96
USR earn out fair value exclusion	(3,356)	—	—
Depreciation-permanent	(2)	(11)	(20)
Effect of Goodwill impairment	—	14,401	—
Domestic production activity deduction	(445)	(492)	(339)
Research and development tax credit	(53)	(97)	(50)
Change in FIN 48 Reserve	(463)	43	182

Total income tax expense/(benefit)	$14,841	$(14,918)	$5,675

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2010	2009

Current tax assets (liabilities):
Environmental reserves	$31	$68
Inventory reserves	4,116	4,115
Product liability	963	1,519
Accrued expenses, including compensation	4,494	5,076
Warranty reserve	1,386	341
Other	622	843
Property taxes	(154)	(136)
Promotions	81	679

Net deferred tax asset — current	$11,539	$12,505

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

	April 30,
	2010	2009

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$1,791	$800
Environmental reserves	223	221
Product liability	275	389
Workers’ compensation	329	—
Warranty reserve	307	1,700
SFAS 123(R) compensation	6,006	5,571
Property, plant and equipment	(6,846)	(5,488)
Intangible assets	(5,319)	(2,061)
Transaction costs	(187)	(186)
Pension	168	199
Other	24	24
Less valuation allowance	(26)	(26)

Net deferred tax asset (liability) — non-current	$(3,255)	$1,143

Net tax asset — total	$8,284	$13,648

We had federal net operating loss carryforwards amounting to $3,913, $2,285, and $2,394 as of April 30, 2010, 2009, and 2008, respectively. The April 30, 2010 net operating loss expires in years 2019 and 2020. We obtained $8,215,000 in additional loss carryforwards through our acquisition of USR on July 20, 2009. Utilization of these losses is limited by Section 382 of the Internal Revenue Code to $8,136 in fiscal 2010, $295 in fiscal 2011, and $108 per subsequent year. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward. Federal net operating losses and amortization of intangible assets have decreased the overall net deferred tax asset by $5,364 to $8,284 as of April 30, 2010. Federal net operating losses have reduced the overall net deferred tax liability of $13,648 by $800 as of April 30, 2009.

There were $3,120 in state net operating loss carryforwards as of April 30, 2010. There were no state net operating loss carryforwards as of April 30, 2009. We have reserved approximately $26 against non-current deferred taxes for a capital loss carryforward, which we do not anticipate using prior to its expiration.

At April 30, 2010 and 2009, we had gross tax-affected unrecognized tax benefits of approximately $1,923 and $929, respectively, all of which, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2010 and 2009, we have approximately $179 and $201, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 30,
	2010	2009

Beginning balance	$929	$944
Gross increases — tax positions in prior year	310	30
Gross increases — current period tax positions	871	—
Gross increases — acquisition of USR	587	—
Settlements	(9)	(72)
Interest, penalties and impact of state deductions on federal taxes	(125)	27
Lapse of statue of limitations	(640)	—

Ending balance	$1,923	$929

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2011, we expect to incur additional interest on outstanding tax accounts. We don’t expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for several years. We recently completed an income tax examination by the Internal Revenue Service for tax year ended April 30, 2007, which resulted in no material adjustments.

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

We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits which were subsequently consolidated into one action. The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

On March 26, 2009, the Court dismissed our Chairman of the Board from the litigation. On May 11, 2010, the Court certified the consolidated action as consisting of a class of persons who purchased our securities between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ends on October 1, 2010. The parties will then have until October 29, 2010 to move for summary disposition of the case.

We are involved in two purported stockholder derivative lawsuits brought in the U.S. District Court for the District of Massachusetts. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. On December 15, 2009, the Court ordered the actions consolidated. On January 29, 2010, the plaintiffs filed their Verified Consolidated Shareholder Complaint (“Consolidated Complaint”). We moved to dismiss the Consolidated Complaint on March 31, 2010. Plaintiffs opposed that motion on May 28, 2010. A hearing of the matter before the Court is currently scheduled to occur on July 15, 2010.

We are vigorously defending ourselves in these class action and derivative lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming, and diverts the time and attention of our management.

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

In the fiscal years ended April 30, 2010, 2009, and 2008, we paid $1,047, $1,323, and $406, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $1,097, $0, and $463, respectively, in those fiscal years in settlement fees relative to product liability cases.

In fiscal 2010, we recorded income of $74 to recognize changes in our product liability and municipal litigation liability. In fiscal 2009 and 2008, we recorded expense of $1,642, and $331, respectively, to recognize changes in our product and municipal litigation liability.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

New Cases

Adam Coffey v. Smith & Wesson Corp., in the United States District Court for the Northern District of Ohio. This suit was filed in the State Court of Ohio on May 7, 2010 and removed to the United States District Court on June 9, 2010 after service of process. Plaintiff claims that his Walther PPK/S-1 accidentally discharged while he was unloading it. Plaintiff alleges that a bullet entered his left palm exiting the back and then re-entering his left thigh. His complaint asserts counts for product liability, negligence, and failure to warn. Plaintiff seeks compensatory and punitive damages. We filed a partial Motion to Dismiss the common law counts of negligence, negligent design, and failure to warn based on the Ohio Revised Code. Our motion is pending. A case management conference is scheduled for July 8, 2010. No trial has been scheduled to date.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Dan Mosqueda v. Smith & Wesson Corp., et al., in the United States District Court for the Southern District of Mississippi. Plaintiff claims that his Model PPK unexpectedly discharged without the trigger being pulled, causing injuries and damages. In the complaint, plaintiff alleges that the firearm discharged severing the femoral artery and causing permanent nerve damage. In the original complaint, plaintiff brought claims for negligent design, manufacture, and sale; negligent failure to warn or recall; and strict liability. The complaint seeks damages for lost wages, loss of enjoyment of life, emotional distress, compensatory damages, physical disability and scarring, and punitive damages. A case management conference is scheduled for August 4, 2010. Discovery is ongoing. No trial has been scheduled to date.

J.D. Nelson, et al. v. Smith & Wesson Corp., et al., in the United States District Court for the District of Alaska. This suit was filed in the state court of Alaska on June 3, 2009, and removed to the United States District Court on January 25, 2010 after service of process. Plaintiffs claim that the minor-plaintiff, Kariel Young, was rendered a quadriplegic as a result of the discharge of a round of ammunition from a .22 caliber Smith & Wesson revolver. The complaint alleges negligence, strict liability, breach of warranty, ultra hazardous activities, and claims under unspecified consumer protection laws. Plaintiffs seek damages for emotional distress, compensatory damages, and punitive damages. We filed a Motion to Dismiss the Complaint. Plaintiffs have sought remand of the case to state court. Plaintiffs’ motion to remand was denied on May 5, 2010. On May 18, 2010, the court granted our motion to dismiss, and dismissed the plaintiffs’ case in its entirety. On June 1, 2010, plaintiffs filed a motion for reconsideration. On June 14, 2010 plaintiffs’ motion for reconsideration was denied by the court. Plaintiff filed their appeal to the Ninth Circuit Court of Appeals on June 18, 2010.

Jeremy McCutchen v. Thompson/Center Arms Company, Inc., et al., in the District Court of Harris County, Texas. The complaint, filed on December 21, 2009, asserts claims of strict liability, breach of warranty, negligence, and failure to warn. Plaintiff seeks unspecified money damages. Plaintiff claims to have been using a Thompson/Center Arms rifle on December 22, 2007 when the firearm allegedly malfunctioned causing him injury. We filed an answer to plaintiff’s complaint on January 29, 2010 denying all allegations of liability. Discovery is ongoing. Trial is scheduled to begin on March 21, 2011.

Steve and Michelle Santoyo v. Bear Lake Holdings, Inc., d/b/a Thompson/Center Arms, et al., in the United States District Court for the Western District of Missouri. The complaint, filed in the Circuit Court for Boone County, Missouri, on or about February 11, 2010, asserts claims of strict liability, negligence, failure to warn, negligently supplying a dangerous instrumentality, loss of consortium, and punitive damages. Plaintiffs seek unspecified money damages. Plaintiff Steve Santoyo claims to have been using a Thompson/Center Arms Black Diamond muzzleloader on November 28, 2008, when the firearm allegedly malfunctioned causing him injury. On March 15, 2010, we removed the case to the district court. On March 22, 2010, we filed our response to plaintiffs’ complaint. On March 27, 2010, plaintiff filed a motion to remand the case back to the circuit court. On April 14, 2010, we opposed plaintiffs’ motion to remand. On June 15, 2010 the Court denied the plaintiff’s motion for remand. Discovery is ongoing. Trial is scheduled to begin on August 22, 2011.

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

Cary Green v. Smith & Wesson Holding Corp., et al.  in the United States District Court for the District of Nevada. On March 3, 2010, the Court dismissed the action with prejudice. Plaintiffs’ deadline to appeal has expired. Plaintiffs did not appeal.

Kelly Cousins v. Smith & Wesson Corp.  In the United States District Court for the Eastern District of Louisiana. On March 24, 2010, this case was settled within the limits of our self-insured retention.

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

Pending Cases

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals affirmed the trial court’s dismissal of plaintiff’s claims. On December 23, 2003, the Indiana Supreme Court reversed the decision and remanded the case to the trial court. The court held that plaintiff should be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the PLCAA. On October 23, 2006, the court denied defendants’ motion to dismiss. On October 29, 2007, the Indiana Court of Appeals affirmed the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA.

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

In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the PSLRA. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the Court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ends on October 1, 2010. The parties then have until October 29, 2010 to move for summary disposition of the case. Trial is scheduled to begin on February 7, 2011.

Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These actions were filed on or about October 15, 2009. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for the fiscal year 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. A motion to consolidate the two actions was granted on December 15, 2009. On January 29, 2010, plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint (“Consolidated Complaint”). We moved to dismiss the Consolidated Complaint on March 31, 2010. Plaintiffs opposed that motion on May 28, 2010. Hearing on our motion is scheduled for July 15, 2010.

Michael Robinson v. Smith & Wesson Corp., in the Superior Court of the Judicial District of New London, Connecticut. The complaint, filed on May 8, 2009, seeks to recover damages for personal injuries allegedly sustained by plaintiff on or about March 18, 2007. The Complaint seeks unspecified monetary and punitive damages against us and a subsequent seller of the firearm. Plaintiff claims to have been injured when a Walther PPK/S firearm, allegedly manufactured and distributed by us, accidentally discharged. The complaint asserts claims for strict liability, failure to warn, negligence, and breach of warranty. Discovery is ongoing. A pretrial conference is scheduled for January 20, 2011, at which time a final trial date will be set.

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. Trial scheduled for May 10, 2010 was set aside. No new trial date has been scheduled.

Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiff seeks unspecified money damages. The plaintiff claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiff alleges that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiff’s allegations of liability. Discovery is ongoing. Trial is scheduled to begin on August 23, 2010.

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

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that plaintiff sustained eye injuries using a Thompson/Center Arms rifle. Plaintiff asserts product liability claims against both Thompson/Center Arms and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, Thompson/Center Arms filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325,000. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference was scheduled for August 5, 2010 but was postponed because the plaintiff’s counsel is retiring. Neither the settlement conference not the trial has been rescheduled.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Foreign Corrupt Practices Act (FCPA)

On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts, and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

SEC Investigation

Subsequent to the end of fiscal 2010, we received a letter from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, results of operations, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.

Bureau of Alcohol, Tobacco, Firearms & Explosives (“ATF”) Audit

The ATF asserted various instances of failure to comply with the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility. These asserted violations related to inventory, record keeping, and reporting obligations. We resolved the compliance issues raised by ATF, which agreed not to commence or recommend any licensing proceedings against us as a result of any conduct known to it. The resolution included various measures designed to achieve our goal of positioning ourselves at the forefront of industry compliance efforts. In connection with resolving the matter, we agreed, among other things, to maintain an internal compliance department to ensure compliance with all firearms laws; agreed to extra compliance inspections; agreed to continue to work with ATF in following internal compliance processes; and agreed to institute various inventory, record keeping, tracking, and reporting procedures. In addition, we agreed to pay a settlement in the amount of $500, payable $200 by March 14, 2009 and $150 on each of January 14, 2010 and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

January 14, 2011. As of April 30, 2010, the first two payments had been remitted to the ATF with the remaining amount payable recorded as $150 in current liabilities.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, the Compensation and Liability Act (“CERCLA”), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”).

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

We had reserves of $657 as of April 30, 2010 and April 30, 2009 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation have indemnified us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We are currently working on, but have not yet reached a mutually acceptable agreement with respect to, a remediation action plan with the former stockholders of Thompson Center Holding Corporation in order to remediate the environmental contamination found at the site. Site remediation costs will be paid with monies released from the escrow. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. As of April 30, 2010, approximately $1,367 of the escrow account has been spent on safety and environmental testing and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

remediation activities. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2011; office space in Washington, D.C., which expires in December 2010; machinery and photocopiers at our Springfield, Houlton, and Rochester locations with various expiration dates; modular building space in our Rochester location that expires in January 2011; office, warehousing, and assembly space in Franklin, Tennessee, which expires in March 2012; and vehicles for our national sales force.

As of April 30, 2010, the lease commitments were approximately as follows:

For the Years Ended April 30,	Amount

2011	$2,201
2012	2,031
2013	1,367
2014	975
2015	295
Thereafter	—

$6,869

Rent expense in the fiscal years ended April 30, 2010, 2009, and 2008 was approximately $1,872, $804, and $561, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

23.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2010 and fiscal 2009. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$101,688	$109,718	$90,971	$103,799	$406,176
Gross profit	35,256	36,324	27,326	32,493	131,399
Income from operations	16,331	12,883	4,236	8,822	42,272
Income tax expense	6,016	4,676	954	3,195	14,841
Net income	$12,349	14,380	$3,116	$2,665	$32,510
Per common share
Basic	$0.23	$0.24	$0.08	$0.04	$0.56
Diluted	$0.21	$0.22	$0.08	$0.04	$0.53
Market price (high-low)	$7.52-4.59	$6.35-4.25	$5.80-3.83	$4.89-3.75	$7.52-3.75

	For the Year Ended April 30, 2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$78,480	$73,227	$83,712	$99,536	$334,955
Gross profit	24,848	19,810	21,531	30,954	97,143
Income (loss) from operations	5,721	(95,686)	4,523	12,075	(73,367)
Income tax expense/(benefit)	1,362	(21,509)	1,340	3,889	(14,918)
Net income (loss)	$2,254	$(76,231)	$2,355	$7,415	$(64,207)
Per common share
Basic	$0.05	$(1.62)	$0.05	$0.16	$(1.37)
Diluted	$0.05	$(1.62)	$0.05	$0.14	$(1.37)
Market price (high-low)	$7.48-4.08	$5.83-1.53	$3.29-1.67	$7.50-2.30	$7.50-1.53

	For the Year Ended April 30, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$74,842	$71,396	$66,565	$83,107	$295,910
Gross profit	27,201	23,086	16,409	25,006	91,702
Income from operations	9,801	6,542	99	7,025	23,467
Income tax expense/(benefit)	2,868	1,732	(952)	2,027	5,675
Net income (loss)	$4,690	$2,942	$(1,807)	$3,296	$9,121
Per common share
Basic	$0.12	$0.07	$(0.04)	$0.08	$0.23
Diluted	$0.11	$0.07	$(0.04)	$0.08	$0.22
Market price (high-low)	$19.20-12.04	$22.80-11.98	$12.77-3.72	$7.77-4.28	$22.80-3.72

During our fourth fiscal quarter of 2010, we recorded adjustments to the opening balance sheet accounts related to our acquisition of USR. The adjustments arose from a change in accounting estimates for percentage of completion jobs, an accrual for loss-making contracts, and the related revaluation of outstanding backlog. The effect

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

of these entries was to increase goodwill, increase deferred revenue, increase unbilled receivables, and reduce backlog. In addition, these entries resulted in the requirement for us to adjust the quarterly information previously presented in our fiscal 2010 quarterly filings. The effects of this adjustment for the first three quarters of fiscal 2010 previously reported are as follows:

	For the Year Ended April 30, 2010
	First Quarter			Second Quarter			Third Quarter
	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference

Net product and services sales	$102,236	$101,688	$(548)	$108,808	$109,718	$910	$89,379	$90,971	$1,592
Gross profit	35,621	35,256	(365)	34,245	36,324	2,079	25,016	27,326	2,310
Income from operations	16,697	16,331	(366)	11,122	12,883	1,761	1,926	4,236	2,310
Income tax expense/(benefit)	6,159	6,016	(143)	3,990	4,676	686	(621)	954	1,575
Net income	$12,572	$12,349	$(223)	$13,305	$14,380	$1,075	$2,380	$3,116	$736
Per common share
Basic	$0.23	$0.23	$0.00	$0.22	$0.24	$0.02	$0.04	$0.08	$0.04
Diluted	$0.21	$0.21	$0.00	$0.21	$0.22	$0.01	$0.04	$0.08	$0.04

During the fourth quarter of fiscal 2010, we also revised our accounting estimates as it related to contracts in process as of April 30, 2010. This review required us to record deferred revenue in the amount of $1,964. The net impact on the fourth quarter of fiscal 2010 of the acquisition accounting entries and the change in fourth fiscal quarter estimates was to decrease revenue by $1,013 and net income by $574. In addition, the change in valuation of the USR contingent consideration was a $2,081 reduction in our fourth quarter fiscal 2010 net income.

24.	Segments

We have two reportable segments: firearms and perimeter security. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The perimeter security segment consists of products and services manufactured and sold from our Franklin, Tennessee facilities, which includes the sales and installation of perimeter security products to military, governmental, and corporate customers. Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,498 and land, buildings, and leasehold improvements totaling $56,717. Included in the assets of the perimeter security segment is goodwill totaling $83,865 and intangible assets totaling $10,721.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Results by business segment are presented in the following table for the year ended April 30, 2010:

		Perimeter
	Firearms	Security		Total

Net product and services sales to external customers	$357,926	$48,250		$406,176
Operating income	$40,074	$2,198	(a)	$42,272
As a percentage of revenue	11.2%	4.6%		10.4%
Depreciation and amortization	$11,244	$2,379		$13,623
Stock based compensation	$3,089	$195		$3,284
Income tax expense	14,088	753		14,841
Assets	$227,310	$122,031		$349,341
Expenditures for property, plant and equipment	$15,621	$1,645		$17,266

(a)	Amount includes $1,526 of amortization of intangibles related to acquisition accounting.

25.	Pro Forma Results (Unaudited)

The following table reflects unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2007:

	For the Years Ended April 30,
Description	2010	2009		2008

Net product and services sales	$411,861	$367,377		$306,642
Net income/(loss)	$33,791	$(62,348	)(b)	$5,440
Net income/(loss) per share	$0.54	$(1.19)		$0.11

(b)	Amount includes $76,477 of impairment charges, net of tax, related to Thompson/Center Arms.

The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded in the nine months ended April 30, 2010.

26.	Subsequent Event

Subsequent to the end of the fiscal year, we determined that it is in the best interests of our shareholders that the earn out share agreement related to our acquisition of USR be deemed earned and no longer subject to calendar year 2010 EBITDAS “earn out” criteria. We initially agreed to release an additional 4,080,000 shares subject to the final audited results of EBITDAS for calendar years 2009 and 2010. We have since determined that the USR business requires additional investment in infrastructure to best capture the fullest market potential for its perimeter security offering as existed at the acquisition date. We have also, subsequent to the acquisition, determined that additional opportunities to develop new products and enter new markets of significant potential exist, but that the investment to develop these are time sensitive, as they would relate to capturing first to market potential. We therefore intend to make such additional investments during the current calendar year, but such action would adversely impact the “earn out” calculation and thereby limit our ability to implement such near term investments. Accordingly, we have determined to release the 4,080,000 earn out shares, in their entirety, under the same timing contemplated by the merger agreement, or early in calendar year 2011, but no longer linked to specific EBITDAS performance levels in calendar years 2009 and 2010.

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2010, 2009, and 2008

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,
	(In thousands)

2010
Allowance for doubtful accounts	$2,386	$(278)	$271	(4)	$(1,568)	$811
Inventory reserve	6,524	2,115			(1,487)	7,152
Deferred tax valuation allowance	26					26
Warranty reserve	5,334	3,004	58	(4)	(3,808)	4,588
Product and municipal liabilities	6,880	(74)			(1,046)	5,760
Workers compensation	2,523	240		(3)	(442)	2,321
Environmental	754				(97)	657
2009
Allowance for doubtful accounts	$197	$2,312	$		$(123)	$2,386
Inventory reserve	6,012	1,281			(769)	6,524
Deferred tax valuation allowance	26					26
Warranty reserve	1,923	6,079			(2,668)	5,334
Product and municipal liabilities	8,617	1,528	(2,681	)(1)	(584)	6,880
Workers compensation	1,439	1,865	189	(3)	(970)	2,523
Environmental	645	171			(62)	754
2008
Allowance for doubtful accounts	$146	$299	$		$(248)	$197
Inventory reserve	6,122	(92)			(18)	6,012
Deferred tax valuation allowance	26					26
Warranty reserve	1,809	1,788			(1,674)	1,923
Product and municipal liabilities	8,951	331	(259	)(2)	(406)	8,617
Workers compensation	1,505	631			(697)	1,439
Environmental	829	(148)			(36)	645

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

(2)	Decrease of $234 in product liability represents adjustment to acquisition accounting relating to the Thompson/Center Arms acquisition and by $24 decrease that was offset by a corresponding reduction in receivable from insurance carrier.

(3)	Increase in workers’ compensation was offset by a corresponding increase in excess workers’ compensation insurance receivable (other assets).

(4)	Increase in allowance for doubtful accounts and warranty reserve was a result of the acquisition of USR on July 20, 2009.