Form 10-Q
period 2010-07-31
SMITH & WESSON HOLDING CORP
filed 2010-09-09
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 59,980,060 shares of common stock, par value $0.001, outstanding as of September 1, 2010.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2010	April 30, 2010
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,680	$39,855
Accounts receivable, net of allowance for doubtful accounts of $921 on July 31, 2010 and $811 on April 30, 2010	70,492	73,459
Inventories	62,635	50,725
Other current assets	6,364	4,095
Deferred income taxes	10,992	11,539
Income tax receivable	2,744	5,170

Total current assets	179,907	184,843

Property, plant and equipment, net	58,034	58,718
Intangibles, net	16,016	16,219
Goodwill	83,865	83,865
Other assets	5,279	5,696

	$343,101	$349,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,320	$29,258
Accrued expenses	36,321	42,084
Accrued payroll	6,612	9,340
Accrued taxes other than income	1,687	2,529
Accrued profit sharing	8,638	7,199
Accrued product/municipal liability	2,684	2,777
Accrued warranty	3,746	3,765
Current portion of notes payable	1,094	—

Total current liabilities	85,102	96,952

Deferred income taxes	3,037	3,255

Notes payable, net of current portion	80,000	80,000

Other non-current liabilities	7,871	8,557

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 61,180,060 shares issued and 59,980,060 shares outstanding on July 31, 2010 and 61,122,031 shares issued and 59,922,031 shares outstanding on April 30, 2010	61	61
Additional paid-in capital	168,835	168,532
Retained earnings/(accumulated deficit)	4,518	(1,693)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	167,091	160,577

	$343,101	$349,341

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended:
	(In thousands, except per share data)
	July 31, 2010	July 31, 2009
Net product and services sales:
Firearm division	$77,763	$99,573
Perimeter security division	17,121	2,115

Total net product and services sales	94,884	101,688
Cost of products and services sold:
Firearm division	49,134	64,423
Perimeter security division	13,453	2,009

Total cost of products and services sold	62,587	66,432

Gross profit	32,297	35,256

Operating expenses:
Research and development	1,068	880
Selling and marketing	8,822	7,045
General and administrative	15,802	11,000

Total operating expenses	25,692	18,925

Income from operations	6,605	16,331

Other income/(expense):
Other income, net	3,013	3,206
Interest income	146	159
Interest expense	(1,171)	(1,331)

Total other income, net	1,988	2,034

Income before income taxes	8,593	18,365
Income tax expense	2,382	6,016

Net income/comprehensive income	$6,211	$12,349

Weighted average number of common shares outstanding, basic	59,940	53,779

Net income per share, basic	$0.10	$0.23

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	67,070	61,099

Net income per share, diluted (Note 12)	$0.10	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended July 31, 2010

				Retained	Accumulated
	Common		Additional	Earnings	Other		Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit)	Income	Stock	Equity
Balance at April 30, 2010	61,122	$61	$168,532	$(1,693)	$73	$(6,396)	$160,577
Stock-based compensation			568				568
Book deduction of stock-based compensation in excess of tax deductions			(215)				(215)

Net income				6,211			6,211

Issuance of common stock under restricted stock unit awards, net of shares surrendered	58		(50)				(50)

Balance at July 31, 2010	61,180	$61	$168,835	$4,518	$73	$(6,396)	$167,091

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	July 31, 2010	July 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$6,211	$12,349
Adjustments to reconcile net income to net cash used in operating activities (net of acquisitions):
Amortization and depreciation	3,408	2,857
Provision for/(recoveries of) losses on accounts receivable	134	(381)
Deferred income taxes	329	2,480
Stock-based compensation expense	568	587
Change in contingent consideration	(2,530)	(3,201)
Changes in operating assets and liabilities:
Accounts receivable	2,833	(7,554)
Inventories	(11,910)	(1,506)
Other current assets	(2,269)	(1,811)
Income tax receivable/payable	2,426	(61)
Accounts payable	(4,938)	(4,374)
Accrued payroll	(2,728)	(1,160)
Accrued taxes other than income	(842)	(46)
Accrued profit sharing	1,439	2,974
Accrued other expenses	(3,233)	(3,138)
Accrued product/municipal liability	(93)	67
Accrued warranty	(19)	(403)
Other assets	180	(136)
Other non-current liabilities	(686)	68
Excess book deduction of stock-based compensation	(215)	(97)

Net cash used in operating activities	(11,935)	(2,486)

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	—	(20,687)
Payments to acquire patents and software	(245)	(75)
Proceeds from sale of property and equipment	1	—
Payments to acquire property and equipment	(2,040)	(3,682)

Net cash used for investing activities	(2,284)	(24,444)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,365	2,950
Proceeds from issuance of common stock, net of issuance costs	—	35,082
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	—	106
Taxes paid related to restricted stock issuance	(50)	(124)
Payments on loans and notes payable	(271)	(15,733)

Net cash provided by financing activities	1,044	22,281

Net decrease in cash and cash equivalents	(13,175)	(4,649)
Cash and cash equivalents, beginning of period	39,855	39,822

Cash and cash equivalents, end of period	$26,680	$35,173

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,649	$1,756
Income taxes	632	3,602
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
(1) Basis of Presentation:
     The consolidated balance sheet as of July 31, 2010, the consolidated statements of income and comprehensive income for the three months ended July 31, 2010 and 2009, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2010, and the consolidated statements of cash flows for the three months ended July 31, 2010 and 2009 have been prepared by us, without audit. The quarter end for each of our wholly owned subsidiaries, Smith & Wesson Corp. (“SWC”), Thompson Center Holding Corporation, and Universal Safety Response, Inc. (“USR”), was August 1, 2010, a one-day variance to our reported fiscal quarter end of July 31, 2010. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2010 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The balance sheet as of April 30, 2010 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2010. The results of operations for the three months ended July 31, 2010 may not be indicative of the results that may be expected for the year ending April 30, 2011 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to cash flow presentation have been reclassified to conform to the current period’s presentation.
(2) Organization:
     We are a U.S.-based global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets that we entered in 2006 and 2007. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, customer training, and system maintenance. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.
     We were incorporated on June 17, 1991 in the state of Nevada.
     On May 11, 2001, we acquired all of the outstanding capital stock of Smith & Wesson Corp. from Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. Smith & Wesson Corp. and its predecessors have been in business since 1852.
     On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. ( “TCA”).
     On July 20, 2009, we acquired all of the outstanding capital stock of USR. Two of USR’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of USR in the acquisition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of USR had the right to earn up to 4,080,000 additional shares of our common stock if USR achieved certain EBITDAS targets, as defined, in calendar years 2009 and 2010. As of the closing date of the acquisition, this contingent consideration was assigned a fair value of $27,824, or 4,001,522 shares at the closing share price of $6.86 on July 20, 2009 and 78,478 shares at the closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. As of July 31, 2010, this liability was adjusted to a fair value of $15,708, classified entirely as a current liability. The $2,530 in income associated with the reduction in the contingent consideration

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
versus the value recorded on April 30, 2010 has been recorded as other income. Based on USR’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8,000 threshold to achieve a distribution. On August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of USR on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15,178 (based on the closing price of $3.72 per share as of such date) and reclassified to equity. See below for pro forma income statement information related to this acquisition.
     USR, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business, product line, and broad customer base to expand into new markets in the security industry.
(3) USR Acquisition:
     During our fourth fiscal quarter of 2010, we recorded adjustments to the opening balance sheet accounts related to our acquisition of USR. The adjustments arose from a change in accounting estimates for percentage of completion jobs, an accrual for loss-making contracts, and the related revaluation of outstanding backlog. The effect of these entries was to increase goodwill, increase deferred revenue, increase unbilled receivables, and reduce backlog. In addition, these entries resulted in the requirement for us to adjust the quarterly information previously presented in our fiscal 2010 quarterly filings. The effects of this adjustment for the quarter ended July 31, 2009 were as follows:

Income Statement Accounts	As Reported	As Adjusted	Difference
Net product and services sales	$102,236	$101,688	$(548)
Cost of products and services sold	66,615	66,432	(183)
Gross profit	35,621	35,256	(365)
Income from operations	16,697	16,331	(366)
Income before income taxes	18,731	18,365	(366)
Income tax expense	6,159	6,016	(143)
Net income/comprehensive income	12,572	12,349	(223)

Balance Sheet Accounts	As Reported	As Adjusted	Difference
Accounts receivable	$66,279	$66,244	$(35)
Inventories	47,401	47,207	(194)
Deferred income taxes	11,377	11,374	(3)
Total current assets	165,838	165,606	(232)
Intangibles, net	18,742	17,595	(1,147)
Goodwill	79,992	83,865	3,873
Deferred income taxes	—	487	487
Total assets	324,935	327,916	2,981
Accrued expenses	23,097	27,887	4,790
Accrued income taxes	2,891	2,756	(135)
Total current liabilities	77,746	82,401	4,655
Deferred income taxes	2,038	—	(2,038)
Other non-current liabilities	25,675	26,262	587
Accumulated deficit	(21,631)	(21,854)	(223)
Total stockholders’ equity	136,417	136,194	(223)
Total liabilities and stockholders’ equity	324,935	327,916	2,981
     There have been no changes to the purchase price in fiscal 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
     Additionally, the following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2009:

For the Three
Months
Ended July
Description	31, 2009
Net product and services sales	$107,373
Net income	$11,845
Net income per share	$0.21
     The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded in the three months ended July 31, 2009.
(4) Significant Accounting Policies:
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
     Product sales account for a substantial portion of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers. We recognize this revenue when the services are accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.
     We determine percentage-of-completion by comparing the cost incurred to date to the estimated total cost required to complete the project. We consider costs incurred to date to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period in which it is identified. When reliable estimates cannot be made, revenue is recognized upon completion. Significant judgment is involved in the estimation process for each contract. Different assumptions could yield materially different results. Delays in the installation process could negatively affect operations in a given period by increasing volatility in revenue recognition. Recognition of revenue in conformity with accounting principles generally accepted in the United States requires us to make judgments that affect the timing and amount of reported revenues.
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
     Accounting for Acquisitions — We completed a significant business acquisition in fiscal 2010, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.
     Segment Information — Information regarding our segments is presented in Note 17.
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
     We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books as of July 31, 2010 is associated only with USR as it arose as a result of our acquisition of USR on July 20, 2009. There was no change in the carrying amount of goodwill during the three months ended July 31, 2010.
     We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken in fiscal 2010 or during the three months ended July 31, 2010 based on the review of long-lived assets.
     We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
approach also mitigates the impact of the cyclical trends that occur in our businesses. We estimate fair value using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years because of our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.
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
     (5) Notes Payable:
     Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including SWC and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our second and third fiscal quarter 2009 leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we modified our leverage ratio to 3.25:1 for quarters ending after April 30, 2010. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to November 30, 2013.
     As of July 31, 2010, the credit facility included a revolving line of credit of up to a maximum amount of the lesser of (a) $60,000, or (b) the sum of (i) 80% of the net amount of SWC’s, TCA’s, and USR’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $15,000 or (B) 60% of SWC’s, TCA’s, and USR’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2013 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of July 31, 2010, after adjustment for $3,866 of standby letters of credit, there was $52,892 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.
     As security for the credit facility, TD Bank has a first priority lien on all of our personal property and real estate assets.
     We may prepay in whole or in part any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse TD Bank for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement. We received a waiver of the 2% prepayment penalty associated with our repayment of the acquisition line of credit, as described above.
     Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
     We evaluated the conversion features of the Notes and determined no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.
     The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The convertible debt agreement related to the Notes contains a financial covenant relating to maximum additional indebtedness. We were in compliance with the debt covenants as of July 31, 2010.
(6) Inventories:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Finished goods	$31,251	$20,623
Finished parts	15,010	13,235
Work in process	8,198	9,187
Raw material	8,176	7,680

Total inventories	$62,635	$50,725

(7) Intangible Assets:
     Intangible assets consisted of the following as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Developed technology	$3,830	$3,830
Customer relationships	500	500
Patents, trademarks, and tradenames	12,829	12,664
Software	511	435
Backlog	2,400	2,400

	20,070	19,829
Less: Accumulated amortization	(4,054)	(3,610)

Total intangible assets, net	$16,016	$16,219

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
(8) Accrued Expenses:
     Accrued expenses consisted of the following as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Accrued rebates and promotions	$1,625	$2,589
Accrued professional fees	5,712	4,175
Accrued employee benefits	2,417	2,769
Accrued distributor incentives	1,919	5,758
Accrued environmental	61	80
Interest payable	403	1,192
Accrued workers’ compensation	576	544
Accrued utilities	451	483
Accrued contingent consideration (Note 2)	15,708	18,238
Deferred revenue	2,845	2,817
Accrued other	4,604	3,439

Total accrued expenses	$36,321	$42,084

(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the three months ended July 31, 2010 and 2009, advertising expense was approximately $3,404 and $2,988, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2010 and 2009 was $620 and $647, respectively.
     The following sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the three months ended July 31, 2010 and 2009:

	July 31, 2010	July 31, 2009
Beginning Balance	$4,587	$5,335
Liabilities assumed in the acquisition of USR	—	58
Warranties issued and adjustments to provisions	620	647
Warranty claims	(652)	(1,119)

Ending Balance	$4,555	$4,921

(11) Self-Insurance Reserves:
     As of July 31, 2010 and April 30, 2010, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9,773 and $9,694, respectively, of which $4,902 and $4,760, respectively, has been classified as non-current and included in other non-current liabilities, and the remaining amounts of $4,871 and $4,934, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $446 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $2,735 and $2,823 for the three months ended July 31, 2010 and 2009, respectively.
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. At July 31, 2010 and April 30, 2010, we had product liability and municipal litigation reserves of $5,717 and $5,760, respectively, consisting entirely of estimated legal defense costs, of which $3,033 and $2,983, respectively, has been included in other non-current liabilities, and the remaining amounts of $2,684 and $2,777, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at each of July 31, 2010 and April 30, 2010, we had recorded receivables from insurance carriers related to these liabilities of $2,060, of which $2,035 has been classified as other assets and the remaining $25 has been classified as other current assets.
(12) Stockholders’ Equity:
Common Stock
     During the three months ended July 31, 2010, there were no options or warrants exercised or common stock issued other than for the vesting of restricted stock units (“RSUs”) that vested during the period.
Earnings per Share
     The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2010 and 2009 (all numbers in thousands except per share data):

	For the Three Months Ended July 31,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$6,211	59,940	$0.10	$12,349	53,779	$0.23
Effect of dilutive stock options and warrants	—	645	—	—	835	—
Effect of assumed conversion of convertible debt	506	6,485	—	504	6,485	(0.02)

Diluted earnings	$6,717	67,070	$0.10	$12,853	61,099	$0.21

     For the three months ended July 31, 2010, options to purchase 938,417 shares of common stock were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2009, options to purchase 419,194 shares were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
     The following outlines the activity related to the warrants for the periods indicated:

	For the Three Months Ended July 31,
	2010		2009
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price
Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36

Warrants outstanding, end of the period	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	70,000	$4.36	70,000	$4.36

Weighted average remaining life	0.1 years		1.1 years

     The intrinsic value of warrants outstanding and exercisable at July 31, 2010 was immaterial.
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
     Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years. The awards are exercisable for a period of ten years. The plan also allows for grants of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael F. Golden in connection with his hiring as our President and Chief Executive Officer during the fiscal year ended April 30, 2005. These options expire on December 6, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
     The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to Mr. Golden outside of the SOPs for the three months ended July 31, 2010 and 2009 are as follows:

	For the Three Months Ended July 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,207,264	$4.84	2,428,263	$4.76
Granted during year	35,000	4.32	—	—
Exercised during year	—	—	(63,499)	1.68
Canceled/forfeited during year	(6,666)	3.05	—	—

Options outstanding, end of period	3,235,598	$4.93	2,364,764	$4.84

Options exercisable, end of period	2,057,103	$4.46	1,739,600	$4.05

     A summary of stock options outstanding, vested, and exercisable at July 31, 2010 is as follows:

	Outstanding			Vested and Exercisable
		Weighted			Weighted
	Number	Average	Weighted		Average	Weighted
	Outstanding	Remaining	Average	Number	Remaining	Average
	at July 31,	Contractual	Exercise	Exercisable at	Contractual	Exercise
	2010	Life	Price	at July 31, 2010	Life	Price
Range of Exercise Prices
$0.81 — $4.19	1,204,667	5.48 years	$2.24	897,167	4.13 years	$1.59
$4.21 — $5.69	1,267,431	7.33 years	5.01	695,098	5.98 years	4.74
$5.77 — $15.00	763,500	7.83 years	9.02	464,838	7.57 years	9.57

$0.81 — $15.00	3,235,598	6.76 years	$4.93	2,057,103	5.53 years	$4.46

     The aggregate intrinsic value for both outstanding options that are vested and outstanding options that are exercisable as of July 31, 2010 was $2,028.
     We have an Employee Stock Purchase Plan (“ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years duration, with four six-month purchase periods in the offering period. The ESPP was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares or a total of $25 in shares, based on the fair market value on the first day of the purchase period.
     All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the three months ended July 31, 2010 and 2009, no shares were purchased under the ESPP.
     We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options and warrants issued to employees using the Black-Scholes

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.
     The following assumptions were used in valuing our options and ESPP during the three-month periods ended July 31, 2010 and 2009:

	For the Three Months Ended July 31,
	2010	2009 *
Stock option grants:
Risk-free interest rate	2.27 - 2.47%	N/A
Expected term	5.36 - 7.36 years	N/A
Expected volatility	76.4%	N/A
Dividend yield	0%	N/A
Employee Stock Purchase Plan:
Risk-free interest rate	24.00%	42.00%
Expected term	6 months	6 months
Expected volatility	52.5%	118.7%
Dividend yield	0%	0%

*	No options were granted during the three months ended July 31, 2009.
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the three months ended July 31, 2010 was $2.97. There were no options granted during the three months ended July 31, 2009. There were 35,000 options granted during the three months ended July 31, 2010. The total stock-based compensation expense, including stock options, purchases under the ESPP, and RSU awards, was $568 and $587 for the three months ended July 31, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the three months ended July 31, 2010 and 2009, we did not grant any RSUs to current employees. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs was $49 and $119 for the three months ended July 31, 2010 and 2009, respectively. During the three months ended July 31, 2010 and 2009, we issued 58,029 and 122,659 shares of common stock, respectively, under RSUs that had vested during the three months with a total market value of $235 and $626. As of July 31, 2010, there was $212 of unrecognized compensation cost related to unvested RSUs. This cost is expected to be recognized over a weighted average of one year.
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
     In general, until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of common stock or (ii) 10 business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of July 31, 2010, we have not had any such changes that would have resulted in the execution of the Rights Plan.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
(13) Income Taxes:
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
     At July 31, 2010, we had gross tax-affected unrecognized tax benefits of approximately $1,134, all of which, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at July 31, 2010 is approximately $136 and $117, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities.
     The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2011, we expect to incur additional interest on outstanding tax accounts. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
     With limited exception, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for several years.
(14) Commitments and Contingencies:
Litigation
     We, together with certain related organizations, are a co-defendant in various legal proceedings involving product liability claims and are aware of other product liability claims, including allegations of defective product design, manufacturing, negligent marketing, and/or distribution of firearms leading to personal injury. The lawsuits and claims are based principally on the theory of “strict liability,” but also may be based on negligence, breach of warranty, and other legal theories. In many of the lawsuits, punitive damages, as well as compensatory damages, are demanded. Aggregate claimed amounts currently exceed product liability accruals and, if applicable, insurance coverage. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.
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
     We, our Chairman of the Board, our Chief Executive Officer, and our former Chief Financial Officer were named in three similar purported securities class action lawsuits, which were subsequently consolidated into one action. The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On March 26, 2009, the Court dismissed our Chairman of the Board from the litigation. On May 11, 2010, the Court certified the consolidated action as consisting of a class of persons that purchased our securities between June 15, 2007 and December 6, 2007. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ends on October 1, 2010. The parties will then have until October 29, 2010 to move for summary disposition of the case.
     We are involved in two purported stockholder derivative lawsuits brought in the U.S. District Court for the District of Massachusetts. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. On December 15, 2009, the Court ordered the actions consolidated. On January 29, 2010, the plaintiffs filed their Verified Consolidated Shareholder Complaint (“Consolidated Complaint”). We moved to dismiss the Consolidated Complaint on March 31, 2010. Plaintiffs opposed that motion on May 28, 2010. A hearing of the matter before the Court was rescheduled to September 22, 2010.
     We are vigorously defending ourselves in the class action and derivative lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming, and diverts the time and attention of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
our management.
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
     New Cases
     No new cases of a material nature were filed against us during the three months ended July 31, 2010.
     Cases Dismissed or Resolved
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleges that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff seeks unspecified damages against us and the seller of the firearm. The complaint alleges that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserts claims for negligence, strict liability, and breach of warranty. On January 2, 2009, we filed a motion to strike and a partial motion to dismiss certain portions of plaintiff’s complaint. On January 9, 2009, our motion was denied by the court. On February 4, 2009, we filed our answer to plaintiff’s complaint. Discovery is ongoing. Trial was rescheduled for September 7, 2010. On August 18, 2010, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, as well as a Notice of Substitution of Counsel. The plaintiff has one year to re-file his action.
     Cases on Appeal
     The ruling in the following case is subject to certain pending appeals:
     J.D. Nelson, et al. v. Smith & Wesson Corp., et al., in the United States District Court for the District of Alaska. This suit was filed in the state court of Alaska on June 3, 2009, and removed to the United States District Court on January 25, 2010 after service of process. Plaintiffs claim that the minor-plaintiff, Kariel Young, was rendered a paraplegic as a result of the discharge of a round of ammunition from a .22 caliber Smith & Wesson revolver. The complaint alleges negligence, strict liability, breach of warranty, ultra hazardous activities, and claims under unspecified consumer protection laws. Plaintiffs seek damages for emotional distress, compensatory damages, and punitive damages. We filed a Motion to Dismiss the Complaint. The plaintiffs have sought remand of the case to state court. Plaintiffs’ motion to remand was denied on May 5, 2010. On May 18, 2010, the court granted our motion to dismiss, and dismissed the plaintiffs’ case in its entirety. On June 1, 2010, the plaintiffs filed a motion for reconsideration. On June 14, 2010, the plaintiffs’ motion for reconsideration was denied by the court. The plaintiffs filed their appeal to the Ninth Circuit Court of Appeals on June 18, 2010. The plaintiffs’ brief is due on September 27, 2010. Our brief is due on October 27, 2010.
     Pending Cases
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it fails to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
defendants. On May 11, 2010, the Court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ends on October 1, 2010. The parties have until October 29, 2010 to move for summary disposition of the case. Mediation is scheduled for October 12, 2010. Trial is scheduled to begin on February 7, 2011.
     Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These actions were filed on or about October 15, 2009. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for the fiscal year 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. A motion to consolidate the two actions was granted on December 15, 2009. On January 29, 2010, the plaintiffs filed their Verified Consolidated Shareholder Derivative Complaint (“Consolidated Complaint”). We moved to dismiss the Consolidated Complaint on March 31, 2010. The plaintiffs opposed that motion on May 28, 2010. A hearing on our motion was rescheduled to September 22, 2010.
     Adam Coffey v. Smith & Wesson Corp., in the United States District Court for the Northern District of Ohio. This suit was filed in the State Court of Ohio on May 7, 2010 and removed to the United States District Court on June 9, 2010 after service of process. Plaintiff claims that his Walther PPK/S-1 accidentally discharged while he was unloading it. The plaintiff alleges that a bullet entered his left palm exiting the back and then re-entering his left thigh. His complaint asserts counts for product liability, negligence, and failure to warn. The plaintiff seeks compensatory and punitive damages. We filed a partial Motion to Dismiss the common law counts of negligence, negligent design, and failure to warn based on the Ohio Revised Code. Our motion is pending. A final pre-trial conference is scheduled for October 5, 2011. Trial is scheduled to begin on October 24, 2011. Discovery is ongoing.
     Dan Mosqueda v. Smith & Wesson Corp., et al., in the United States District Court for the Southern District of Mississippi. The plaintiff claims that his Model PPK unexpectedly discharged without the trigger being pulled, causing injuries and damages. In the complaint, plaintiff alleges that the firearm discharged severing the femoral artery and causing permanent nerve damage. In the original complaint, plaintiff brought claims for negligent design, manufacture, and sale; negligent failure to warn or recall; and strict liability. The complaint seeks damages for lost wages, loss of enjoyment of life, emotional distress, compensatory damages, physical disability and scarring, and punitive damages. We filed a motion for summary judgment on August 20, 2010. A case management conference is scheduled for January 19, 2011. Discovery is ongoing. No trial has been scheduled to date.
     Michael Robinson v. Smith & Wesson Corp., in the Superior Court of the Judicial District of New London, Connecticut. The complaint, filed on May 8, 2009, seeks to recover damages for personal injuries allegedly sustained by plaintiff on or about March 18, 2007. The complaint seeks unspecified monetary and punitive damages against us and a subsequent seller of the firearm. Plaintiff claims to have been injured when a Walther PPK/S firearm, allegedly manufactured and distributed by us, accidentally discharged. The complaint asserts claims for strict liability, failure to warn, negligence, and breach of warranty. Plaintiff’s deposition was held on August 6, 2010. Discovery is ongoing. A pretrial conference is scheduled for January 20, 2011, at which time a final trial date will be set.
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiffs seek unspecified money damages. Plaintiff Todd Brown claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiffs allege that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying plaintiffs’ allegations of liability. Discovery is ongoing. Trial was rescheduled for June 27, 2011.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325,000. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference was scheduled for August 5, 2010 but was postponed because the plaintiff’s counsel is retiring. The settlement conference is scheduled for November 2, 2010. Trial is not yet scheduled.
Foreign Corrupt Practices Act (“FCPA”)
     On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.
Securities and Exchange Commission (“SEC”) Investigation
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
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at one site.
     We had reserves of $638 as of July 31, 2010 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at July 31, 2010. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified and non-contributory plan under which we pay all future obligations. As of July 31, 2010, $513 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.43% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2011 — $83; 2012 — $110; 2013 — $110; 2014 — $92; 2015 — $73; and thereafter — $86.
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
Contracts
     Employment Agreements — We have employment, severance, and severance and change of control agreements with certain officers and managers.
     Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,866 as of July 31, 2010, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.
(15) Derivative Financial Instruments and Hedging Activities:
     In accordance with ASC 820-10, the Fair Value Measurements and Disclosures Topic, financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted Prices in
	July 31,	Active Markets
Description	2010	(Level 1)
Assets:
Cash and short-term deposits	$26,659	$26,659
Foreign Exchange Contracts	313	313

Total assets	$26,972	$26,972

Liabilities:
Contingent consideration (Note 2)	15,708	15,708

Total liabilities	$15,708	$15,708

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
     The following table presents information about derivatives outstanding as of July 31, 2010 and 2009:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Asset Derivatives

Foreign Exchange Contracts	Other current assets	$313	$—
Liabilities

Contingent Consideration (Note 2)	Accrued expenses	$—	$7,275
Contingent Consideration (Note 2)	Other current liabilities	15,708	16,975
     The following table presents information about the effect of derivative instruments on our financial performance for the three months ended July 31, 2010 and 2009:

	Location of Gain / (Loss)
	Recognized in Income on	Amount of Gain / (Loss) Recognized in
Derivatives Not Designated as Hedging Instruments	Derivative	Income on Derivative
		2010	2009
Foreign Exchange Contracts (realized)	Cost of good sold	$582	$83
Foreign Exchange Contracts (unrealized)	Other income	499	—
Contingent Consideration (Note 2)	Other income	2,530	3,201
(16) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
     In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
Recently Adopted Accounting Standards
     In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.
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
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, or ASU 2009-16. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective January 1, 2010 and applies with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 166, which it amends. The adoption did not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15. ASU 2009-15 provides guidance on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. This standard is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those years, for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard did not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have any impact on our consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, which has been codified as ASC 860-10-65. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has been codified as ASC 810-10. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2010 and 2009
(Dollars in thousands, except share data)
the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this standard did not have any impact on our consolidated financial statements.
(17) Segment Reporting:
     We have two reportable segments: firearms and perimeter security. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The perimeter security segment consists of products and services manufactured and sold from our Franklin, Tennessee facility, which includes the sales and installation of perimeter security products to military, governmental, and corporate customers. Operating costs are reported based on the activities performed within each segment.
     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,339 and land, buildings, and leasehold improvements totaling $56,208. Included in the assets of the perimeter security segment are goodwill totaling $83,865 and intangible assets totaling $10,677.
     Results by business segment are presented in the following table for the three months ended July 31, 2010:

		Perimeter
	Firearms	Security	Total
Net product and services sales to external customers	$77,763	$17,121	$94,884
Operating income/(loss)	$6,923	$(318)	$6,605
As a percentage of revenue	8.9%	-1.9%	7.0%
Depreciation and amortization	$2,871	$537	$3,408
Stock based compensation	$427	$141	$568
Income tax expense / (benefit)	$2,751	$(369)	$2,382
Assets	$221,147	$121,954	$343,101
Expenditures for property, plant and equipment	$1,964	$76	$2,040
     Results by business segment are presented in the following table for the three months ended July 31, 2009:

		Perimeter
	Firearms	Security	Total
Net product and services sales to external customers	$99,573	$2,115	$101,688
Operating income/(loss)	$16,462	$(131)	$16,331
As a percentage of revenue	16.5%	-6.2%	16.1%
Depreciation and amortization	$2,695	$162	$2,857
Stock based compensation	$587	$—	$587
Income tax expense	$5,964	$52	$6,016
Assets	$216,783	$111,133	$327,916
Expenditures for property, plant and equipment	$3,620	$62	$3,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Please refer to the 2010 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2010. This section sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
First Quarter Fiscal 2011 Highlights
     Net product sales for the three months ended July 31, 2010 were $94,884,000, a $6,804,000, or 6.7%, decrease from net product sales of $101,688,000 for the three months ended July 31, 2009. Firearm product sales decreased for the three months by $22,107,000, or 23.3%, from the three months ended July 31, 2009. Within firearms, all handgun and tactical rifle product lines were flat or reduced from the prior year quarter as the consumer market has now returned to more normal levels following the significant increase in demand that started in our second quarter of fiscal 2009. Hunting products increased 2.4% over the prior year quarter on improved black powder product sales. Perimeter security sales were $17,121,000 for the three months ended July 31, 2010 compared with $2,115,000 for the three months ended July 31, 2009. The three months ended July 31, 2009 included only the 11 days subsequent to our July 20, 2009 acquisition of USR.
     Gross profit as a percentage of net revenue was 34.0% for the three months ended July 31, 2010 compared with 34.7% for the three months ended July 31, 2009. The slight decrease in gross profit was primarily attributable to reduced margin in the perimeter security division almost entirely offset by improved efficiencies and cost savings initiatives in our firearm division.
     Net income for the three months ended July 31, 2010 was $6,211,000, or $0.10 per fully diluted share, compared with $12,349,000, or $0.21 per fully diluted share, for the three months ended July 31, 2009.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended July 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Revolvers	$19,194	$19,422	$(228)	-1.2%
Pistols	17,772	23,791	(6,019)	-25.3%
Walther	10,194	10,193	1	0.0%
Tactical Rifles	6,964	22,113	(15,149)	-68.5%
Premium Products	5,516	5,279	237	4.5%
Hunting Firearms	8,722	8,518	204	2.4%
Parts & Accessories	4,301	5,454	(1,153)	-21.1%

Total Firearms	72,663	94,770	(22,107)	-23.3%
Handcuffs	1,107	1,168	(61)	-5.2%
Specialty Services	1,550	1,935	(385)	-19.9%
Other	2,443	1,700	743	43.7%

Non-Firearms	5,100	4,803	297	6.2%

Total Firearm Division	77,763	99,573	(21,810)	-21.9%

Perimeter Security Division	17,121	2,115	15,006	709.5%

Total Net Product and Services Sales	$94,884	$101,688	$(6,804)	-6.7%

     Net sales for the three-month period ended July 31, 2010 decreased from the comparable quarter last year because of a reduction in the strong consumer demand that permeated the market subsequent to the November 2008 presidential election. Revolver sales declined 1.2% from the comparable quarter last year on reduced volume in J Frame products to the consumer market offset by increased sales of the new BodyGuard® 38 revolver. Pistol sales decreased 25.3%, driven by the reduction in consumer demand as well as reduced international shipments related to our investigation of the FCPA matter. Walther product sales were flat with the reduction in consumer demand being offset by the introduction of the PK380 pistol as well as shipments of PPK pistols that were in redesign from the 2009 recall during the comparable quarter last year. Tactical rifles, the product line most impacted by the decline in consumer demand, declined 68.5% from the comparable quarter last year. Hunting products were slightly ahead of the comparable quarter last year on slightly increased black powder product sales. The decline in parts and accessories sales correlated with the decline in consumer demand. The significant increase in perimeter security sales resulted from the fact that the comparable prior year period included only the 11 days subsequent to our July 20, 2009 acquisition of USR.
     The order backlog as of July 31, 2010 was $99,269,000, of which $74,849,000 related to firearms, with the balance remaining attributed to perimeter security. The firearm order backlog was $102,643,000 lower than at the end of the comparable quarter last year as a result of the return to more normal consumer demand levels than experienced in the year ago period. Firearm order backlog declined $33,153,000 while perimeter security backlog declined $10,676,000 during the quarter.
     Sales into our sporting goods distribution channel were approximately $65,920,000 for the three months ended July 31, 2010, a decrease of 20.9% over the comparable quarter last year. Law enforcement firearm sales of $5,612,000 were 21.5% lower than in the comparable quarter last year. Federal government firearm sales of $1,061,000 were flat to the comparable quarter last year. International firearm sales for the three months ended July 31, 2010 of $4,445,000 decreased 41.9% from the comparable quarter last year. Perimeter security corporate sales were $2,533,000 while federal government sales were $14,028,000 for the three months ended July 31, 2010.
Cost of Products and Services Sold and Gross Profit
     The following table sets forth certain information regarding cost of products and services sold and gross profit for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Cost of products and services sold	$62,587	$66,432	$(3,845)	-5.8%
% of net revenue	66.0%	65.3%
Gross profit	$32,297	$35,256	$(2,959)	-8.4%
% of net revenue	34.0%	34.7%

     The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Cost of products and services sold	$49,134	$64,423	$(15,289)	-23.7%
% of net revenue	63.2%	64.7%
Gross profit	$28,629	$35,150	$(6,521)	-18.6%
% of net revenue	36.8%	35.3%
     Gross profit in the firearm division for the three months ended July 31, 2010 decreased from the comparable quarter last year because of the decrease in sales. Gross profit as a percentage of net revenue increased from the comparable quarter last year because of favorable absorption and reduced spending at our Springfield, Massachusetts facility, combined with reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility. Promotion spending was increased by $274,000 during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 in an attempt to increase sales.
     The following table sets forth certain information regarding cost of products and services sold and gross profit for our perimeter security division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Cost of products and services sold	$13,453	$2,009	$11,444	569.6%
% of net revenue	78.6%	95.0%
Gross profit	$3,668	$106	$3,562	3360.4%
% of net revenue	21.4%	5.0%
     Gross profit in the perimeter security division for the three months ended July 31, 2010 increased over the comparable quarter last year because we reported a full quarter of revenue in the current period versus 11 days in the prior comparable period. Gross profit as a percentage of net revenue increased over the comparable quarter last year because of an improved mix of product and service revenue in the current quarter. The comparable period last year included several strategic low margin jobs entered into to demonstrate the full scope of new business offered. In addition, current year margins reflect a move toward improved oversight into bidding, estimating, and site management. Both periods were negatively impacted by amortization of acquisition-related intangibles.
Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Research and development	$1,068	$880	$188	21.4%
Sales and marketing	8,822	7,045	1,777	25.2%
General and administrative	15,802	11,000	4,802	43.7%

Operating expenses	$25,692	$18,925	$6,767	35.8%
% of net revenue	27.1%	18.6%
     The following table sets forth certain information regarding operating expenses for the firearm division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Research and development	$981	$879	$102	11.6%
Sales and marketing	8,387	7,034	1,353	19.2%
General and administrative	12,338	10,774	1,564	14.5%

Operating expenses	$21,706	$18,687	$3,019	16.2%
% of net revenue	27.9%	18.8%
     Operating expenses in the firearm division for the three months ended July 31, 2010 increased over the comparable quarter last year because of spending on our investigation of the FCPA and SEC matters and, to a lesser extent, on improvements made to our customer acceptance process, which totaled $2,629,000. The remaining increase was due to $598,000 of increased advertising and marketing in support of new product launches, $493,000 of increased bad debt expense, $178,000 of increased computer applications maintenance and upgrades, and $39,000 of increased research and development testing materials, offset by $1,413,000 of reduced profit sharing.

     The following table sets forth certain information regarding operating expenses for the perimeter security division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Research and development	$87	$1	$86	8600.0%
Sales and marketing	435	11	424	3854.5%
General and administrative	3,464	226	3,238	1432.7%

Operating expenses	$3,986	$238	$3,748	1574.8%
% of net revenue	23.3%	11.3%
     Operating expenses in the perimeter security division for the three months ended July 31, 2010 increased over the comparable quarter last year because we reported a full quarter of spending in the current period versus 11 days in the prior comparable period. In addition, the current quarter reflects an increase in sales and management support functions to improve the capabilities of the business.
Income/(Loss) from Operations
     The following table sets forth certain information regarding income from operations for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Income from operations	$6,605	$16,331	$(9,726)	-59.6%
% of net revenue	7.0%	16.1%
     The following table sets forth certain information regarding income from operations for the firearm division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Income from operations	$6,923	$16,463	$(9,540)	-57.9%
% of net revenue	8.9%	16.5%
     Income from operations in the firearm division for the three months ended July 31, 2010 was significantly lower than for the comparable quarter last year because of decreased sales and corresponding gross profit as well as increased spending related to the FCPA and SEC matters.
     The following table sets forth certain information regarding loss from operations for perimeter security division for the three months ended July 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Loss from operations	$(318)	(132)	$(186)	140.9%
% of net revenue	-1.9%	-6.2%
     The effect of increased sales and gross profit in the perimeter security division during the three months ended July 31, 2010 were more than offset by cost of building out of the management and sales teams to support the growth of our perimeter security business.
Other Income
     The following table sets forth certain information regarding other income for the three months ended July 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Other income	$3,013	$3,206	$(193)	-6.0%
     Other income for the three month period ended July 31, 2010 included $2,530,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR, a $671,000 reduction from the amount recorded during the comparable period last year. In addition, during the current quarter, we recorded a $499,000 unrealized gain on foreign currency hedges.

Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended July 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Interest expense	$1,171	$1,331	$(160)	-12.0%
     Interest expense decreased for the three months ended July 31, 2010 from the comparable quarter last year because of reduced long-term debt throughout the current period.
Income Taxes
          The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income tax expense	$2,382	$6,016	$(3,634)	-60.4%
     Income tax expense decreased as a result of the decrease in operating profit. The effective rates for the three months ended July 31, 2010 and 2009 were 37.65% and 37.56%, respectively. The effective tax rate excludes the adjustment related to valuation of the USR earn-out as a discrete item. We expect that the effective tax rate will remain stable throughout the rest of the fiscal year.
Net Income
          The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2010 and 2009 (dollars in thousands, except share data):

	2010	2009	$ Change	% Change
Net income	$6,211	$12,349	$(6,138)	-49.7%
Net income per share
Basic	$0.10	$0.23	$(0.13)	-56.5%
Diluted	$0.10	$0.21	$(0.11)	-52.4%
     The decrease in net income for the three months ended July 31, 2010 from the three months ended July 31, 2009 resulted from decreased sales and a corresponding decrease in gross profit, as well as from increased operating expenditures related to the FCPA and SEC matters.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
          The following table sets forth certain information relative to cash flow for the three months ended July 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Operating activities	$(11,935)	$(2,486)	$(9,449)	380.1%
Investing activities	(2,284)	(24,444)	22,160	-90.7%
Financing activities	1,044	22,281	(21,237)	-95.3%

Total	$(13,175)	$(4,649)	$(8,526)	183.4%

     On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities. Due to the cyclical nature of the hunting business, we typically expect to use cash resources in operations during our first fiscal quarter.
     In the first three months of fiscal 2011, we used $11,935,000 in cash from operating activities, an increase of $9,449,000 over the amount we required for the first three months of fiscal 2010. The impact of the current quarter’s reduced volume and increased operating expenditures combined with a greater increase in inventory were only partially offset by an improved accounts receivable position. During the three months ended July 31, 2010, inventory increased $11,910,000 versus a $1,506,000 increase the prior year. This increase can be attributed to the general slowing of demand in the consumer market and, to a lesser extent, new product offerings. Accounts receivable declined $2,833,000 during the three months ended July 31, 2010 versus a $7,554,000 increase in the prior year caused by higher sales volume in the comparable period last year.
     Excluding the impact of the $20,687,000 in cash used to purchase USR during the three months ended July 31, 2009, cash used for investing activities decreased by $1,473,000 for the three months ended July 31, 2010. This decrease in cash used for investing is entirely attributed to lower capital spending during the period. We currently expect to spend approximately $14,000,000 on capital expenditures in fiscal 2011, a decrease of $3,266,000 from the $17,266,000 spent in fiscal 2010. Major capital expenditures will focus on improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
          Cash provided by financing activities was $1,044,000 for the three months ended July 31, 2010. In May 2009, we completed a stock offering of 6,000,000 shares of our common stock, which yielded net proceeds of $35,082,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition. We had no short-term bank borrowings at July 31, 2010 or July 31, 2009. As of July 31, 2010, after adjustment for $3,866,000 of standby letters of credit, there was $52,892,000 available for borrowings under our line of credit with TD Bank, of which there were no borrowings outstanding. As of July 31, 2010, we had $26,680,000 in cash and cash equivalents on hand.
          On December 15, 2006, we issued an aggregate of $80,000,000 of 4% senior convertible notes (the “Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Notes, together with $28,000,000 from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms.
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
          The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture covering the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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
Other Matters
Critical Accounting Policies
          The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant accounting policies are disclosed in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended April 30, 2010. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2010, to which there have been no material changes. Actual results could differ from estimates made.
Recent Accounting Pronouncements
     The nature and impact of recent accounting pronouncements is discussed in Note 16 to our consolidated financial statements commencing on page 22 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          On May 7, 2010, we entered into 11 euro participating forward option contracts totaling 12,900,000 euros at an average conversion of 1.276, or approximately $16,460,000. We enter into this type of contract to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward contracts provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expires on April 30, 2011. The value of the individual contracts fluctuates based on estimated monthly purchases from our European supplier. As of July 31, 2010, we had nine forward contracts outstanding totaling 11,200,000 euros, or approximately $14,272,000, that will expire in varying rates between 900,000 and 1,600,000 euros per month through April 30, 2011. During the three months ending July 31, 2010, we experienced a net loss of $370,000 on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was an asset of approximately $313,000 as of July 31, 2010, versus no contracts outstanding as of July 31, 2009.
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
          Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of legal proceedings against us is discussed in Note 14 to our consolidated financial statements commencing on page 16 of this report, which is incorporated herein by reference.
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

Dated: September 9, 2010

INDEX TO EXHIBITS
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer