Form 10-Q
period 2010-10-31
SMITH & WESSON HOLDING CORP
filed 2010-12-08
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 60,242,821 shares of common stock, par value $0.001, outstanding as of December 1, 2010.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Six Months Ended October 31, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2010
	(Unaudited)	April 30, 2010
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,599	$39,855
Accounts receivable, net of allowance for doubtful accounts of $976 on October 31, 2010 and $811 on April 30, 2010	67,161	73,459
Inventories	58,166	50,725
Other current assets	7,618	4,095
Deferred income taxes	10,851	11,539
Income tax receivable	4,602	5,170

Total current assets	191,997	184,843

Property, plant and equipment, net	57,456	58,718
Intangibles, net	14,809	16,219
Goodwill	45,270	83,865
Other assets	5,166	5,696

	$314,698	$349,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,862	$29,258
Accrued expenses	21,340	42,084
Accrued payroll	5,006	9,340
Accrued taxes other than income	5,761	2,529
Accrued profit sharing	9,554	7,199
Accrued product/municipal liability	2,593	2,777
Accrued warranty	3,103	3,765
Current portion of notes payable	685	—

Total current liabilities	74,904	96,952

Deferred income taxes	4,442	3,255

Notes payable, net of current portion	80,000	80,000

Other non-current liabilities	9,318	8,557

Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 61,442,821 shares issued and 60,242,821 shares outstanding on October 31, 2010 and 61,122,031 shares issued and 59,922,031 shares outstanding on April 30, 2010	61	61
Additional paid-in capital	185,062	168,532
Accumulated deficit	(32,766)	(1,693)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	146,034	160,577

	$314,698	$349,341

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	(In thousands, except per share data)
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009
Net product and services sales:
Firearm division	$83,565	$93,383	$161,328	$192,956
Perimeter security division	12,756	16,335	29,877	18,450

Total net product and services sales	96,321	109,718	191,205	211,406
Cost of products and services sold:
Firearm division	58,138	61,648	107,271	126,071
Perimeter security division	9,861	11,746	23,314	13,755

Total cost of products and services sold	67,999	73,394	130,585	139,826

Gross profit	28,322	36,324	60,620	71,580

Operating expenses:
Research and development	1,229	1,041	2,297	1,921
Selling and marketing	9,781	8,461	18,603	15,506
General and administrative	14,596	13,939	30,398	24,938
Impairment of long-lived assets (Note 4)	39,495	—	39,495	—

Total operating expenses	65,101	23,441	90,793	42,365

Income/(loss) from operations	(36,779)	12,883	(30,173)	29,215

Other income/(expense):
Other income, net	1,233	7,282	4,246	10,487
Interest income	—	82	146	241
Interest expense	(1,035)	(1,191)	(2,206)	(2,522)

Total other income, net	198	6,173	2,186	8,206

Income/(loss) before income taxes	(36,581)	19,056	(27,987)	37,421
Income tax expense	704	4,676	3,086	10,692

Net income/(loss)/comprehensive income/(loss)	$(37,285)	$14,380	$(31,073)	$26,729

Weighted average number of common shares outstanding, basic	60,070	59,526	60,005	56,651

Net income/(loss) per share, basic	$(0.62)	$0.24	$(0.52)	$0.47

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	60,070	66,806	60,005	63,964

Net income/(loss) per share, diluted (Note 12)	$(0.62)	$0.22	$(0.52)	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2010
(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2010	61,122	$61	$168,532	$(1,693)	$73	1,200	$(6,396)	$160,577

Exercise of employee stock options	85	—	137	—	—	—	—	137
Fair value of shares to be issued in connection with the acquisition of Universal Safety Response, Inc.	—	—	15,178	—	—	—	—	15,178
Stock-based compensation	—	—	917	—	—	—	—	917
Book deduction of stock-based compensation in excess of tax deductions	—	—	(187)	—	—	—	—	(187)
Shares issued under employee stock purchase plan	177	—	535	—	—	—	—	535

Issuance of common stock under restricted stock unit awards, net of shares surrendered	59	—	(50)	—	—	—	—	(50)
Net loss	—	—	—	(31,073)	—	—	—	(31,073)

Balance at October 31, 2010	61,443	$61	$185,062	$(32,766)	$73	1,200	$(6,396)	$146,034

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31, 2010	October 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(31,073)	$26,729
Adjustments to reconcile net income/(loss) to net cash provided by operating activities (net of acquisitions):
Amortization and depreciation	7,023	6,524
Loss on sale of assets	66	2
Provision for/(recoveries of) losses on accounts receivable	187	(386)
Impairment of long-lived assets	39,495	—
Deferred income taxes	1,875	5,236
Stock-based compensation expense	917	1,528
Change in contingent consideration	(3,060)	(10,364)
Changes in operating assets and liabilities:
Accounts receivable	6,111	(4,859)
Inventories	(7,441)	218
Other current assets	(3,523)	(1,035)
Income tax receivable/payable	568	(5,848)
Accounts payable	(2,396)	(6,450)
Accrued payroll	(4,334)	(1,125)
Accrued taxes other than income	3,232	(133)
Accrued profit sharing	2,355	5,070
Accrued other expenses	(2,506)	(9,642)
Accrued product/municipal liability	(184)	(94)
Accrued warranty	(662)	(608)
Other assets	55	(137)
Other non-current liabilities	761	8,379
Excess book deduction of stock-based compensation	(187)	—

Net cash provided by operating activities	7,279	13,005

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	—	(21,074)
Payments to acquire patents and software	(320)	(93)
Proceeds from sale of property and equipment	1	—
Payments to acquire property and equipment	(4,523)	(6,813)

Net cash used for investing activities	(4,842)	(27,980)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,365	2,950
Proceeds from issuance of common stock, net of issuance costs	—	35,082
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	672	694
Taxes paid related to restricted stock issuance	(50)	(124)
Excess tax benefit of stock-based compensation	—	70
Payments on loans and notes payable	(680)	(17,123)

Net cash provided by financing activities	1,307	21,549

Net decrease in cash and cash equivalents	3,744	6,574
Cash and cash equivalents, beginning of period	39,855	39,822

Cash and cash equivalents, end of period	$43,599	$46,396

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,697	$1,856
Income taxes	1,622	11,125
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
(1) Basis of Presentation:
     The consolidated balance sheet as of October 31, 2010, the consolidated statements of operations and comprehensive income/(loss) for the six months ended October 31, 2010 and 2009, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2010, and the consolidated statements of cash flows for the six months ended October 31, 2010 and 2009 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2010 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2010 has been derived from our audited financial statements.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2010. The results of operations for the six months ended October 31, 2010 may not be indicative of the results that may be expected for the year ending April 30, 2011 or any other period.
Reclassification
     Certain amounts presented in the prior periods’ consolidated financial statements related to cash flow presentation have been reclassified to conform to the current period’s presentation.
(2) Organization:
     We are a U.S.-based global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets that we entered in 2006 and 2007. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading, third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, customer training, and system maintenance. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.
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
     On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (“USR”). Two of USR’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of USR in the acquisition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of USR had the right to earn up to 4,080,000 additional shares of our common stock if USR achieved certain EBITDAS targets, as defined, in calendar years 2009 and 2010. As of the closing date of the acquisition, this contingent consideration was assigned a fair value of $27,824, or 4,001,522 shares at the closing share price of $6.86 on July 20, 2009 and 78,478 shares at the closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. Based on USR’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8,000 threshold to achieve a distribution. On August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of USR on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15,178 (based on the closing price of $3.72 per share as of such date) and reclassified to equity. The $530 and $3,060 in income associated with the reduction in the contingent consideration versus the value recorded on April 30, 2010 for the three and six months ended October 31, 2010, respectively, have been recorded as other income. See Note 3 below for unaudited pro forma income statement information related to this acquisition.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     USR, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business, product line, and broad customer base to expand into new markets in the security industry.
(3) USR Acquisition:
     During our fourth quarter of fiscal 2010, we recorded adjustments to the opening balance sheet accounts related to our acquisition of USR. The adjustments arose from a change in accounting estimates for percentage of completion jobs, an accrual for loss-making contracts, and the related revaluation of outstanding backlog. The effect of these entries was to increase goodwill, increase deferred revenue, increase unbilled receivables, and reduce backlog. In addition, these entries resulted in the requirement for us to adjust the quarterly information previously presented in our fiscal 2010 quarterly filings. The effect of this adjustment for the three and six months ended October 31, 2009 was as follows:

	For the Three Months Ended October 31, 2009			For the Six Months Ended October 31, 2009
Income Statement Accounts	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
Net product and services sales	$108,808	$109,718	$910	$211,045	$211,406	$361
Cost of products and services sold	74,245	73,394	(851)	140,859	139,826	(1,033)
Gross profit	34,563	36,324	1,761	70,186	71,580	1,394
Income from operations	11,122	12,883	1,761	27,821	29,215	1,394
Income before income taxes	17,295	19,056	1,761	36,027	37,421	1,394
Income tax expense	3,990	4,676	686	10,149	10,692	543
Net income/comprehensive income	13,305	14,380	1,075	25,878	26,729	851

Balance Sheet Accounts	As Reported	As Adjusted	Difference
Accounts receivable	$63,791	$63,554	$(237)
Inventories	45,535	45,483	(52)
Deferred income taxes	11,026	11,023	(3)
Income tax receivable	3,583	3,031	(552)
Total current assets	175,163	174,319	(844)
Intangibles, net	17,272	16,786	(486)
Goodwill	80,545	83,865	3,320
Total assets	333,634	335,624	1,990
Accrued expenses	18,619	21,696	3,077
Total current liabilities	69,078	72,154	3,076
Deferred income taxes	4,443	1,919	(2,524)
Accumulated deficit	(8,325)	(7,474)	851
Total stockholders’ equity	151,419	152,270	851
Total liabilities and stockholders’ equity	333,634	335,624	1,990
     There have been no changes to the purchase price in fiscal 2011. See Note 4 regarding the impairment of goodwill and long-lived assets recorded during the three and six months ended October 31, 2010.
     Additionally, the following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2009:

For the Six
Months Ended
October 31,
Description	2009
Net product and services sales	$217,091
Net income	$26,209
Net income per share	$0.41

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded during the six months ended October 31, 2009.
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
     We determine percentage-of-completion by comparing the cost incurred to date to the estimated total cost required to complete the project. We consider costs incurred to date to be the most reliable, available measure of progress on these projects. We make adjustments to estimates to complete in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, we record the loss in the period in which it is identified. When reliable estimates cannot be made, we recognize revenue upon completion. Significant judgment is involved in the estimation process for each contract. Different assumptions could yield materially different results. Delays in the installation process could negatively affect operations in a given period by increasing volatility in revenue recognition. Recognition of revenue in conformity with accounting principles generally accepted in the United States requires us to make judgments that affect the timing and amount of reported revenue.
     We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon the initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured.
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
     Accounting for Acquisitions — We completed a significant business acquisition in fiscal 2010, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets, and, as applicable, the reporting unit of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If, as occurred in fiscal 2011, prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined (see Valuation of Long-lived Tangible and Intangible Assets and Goodwill below).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
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
     Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, patents, trademarks, and tradenames. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. With the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the type or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.
     Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.
     We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for USR. We have determined that we operate in two segments: one for our firearm companies and a second for our perimeter security subsidiary, USR. Goodwill recorded on our books as of October 31, 2010 and 2009 is associated only with USR as it arose as a result of our acquisition of USR on July 20, 2009.
     We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Based on a combination of factors occurring during fiscal 2011, including the economic environment, changes in government funding, and changes in our internal management and sales structure, we determined that indicators for impairment of goodwill and intangible assets existed in our perimeter security reporting unit. As a result, we conducted an evaluation of these assets pursuant to the guidance above. Based on lower than anticipated projected sales volume, operating profits, and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, during the three and six months ended October 31, 2010, we recorded an impairment loss related to goodwill of $38,595 and intangible assets with indefinite lives of $900. See Note 7 — Goodwill and Intangible Assets.
     We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our businesses. We estimate fair value using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We have assumed that our future investments for capital expenditures as a percent of revenue will decline in future years because of our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before the markets fully recover. These assumptions could deviate materially from actual results.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     Significant judgments and estimates are involved in determining the useful lives of our long-lived assets, determining what reporting units exist, and assessing when events or circumstances would require an interim impairment analysis of goodwill or other long-lived assets to be performed. Changes in our organization or our management reporting structure, as well as other events and circumstances, including technological advances, increased competition, and changing economic or market conditions, could result in (a) shorter estimated useful lives, (b) additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit, and (c) other changes in previous assumptions or estimates. A change in the weighted average cost of capital, for example, could materially change the valuation and, if increased, could cause impairment. In turn, this could have an additional impact on our consolidated financial statements through accelerated amortization and impairment charges.
(5) Notes Payable:
     Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including Smith & Wesson Corp. (“SWC”) and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. Pursuant to an amendment of the credit agreement dated October 31, 2008, TD Bank, N.A. became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our fiscal 2009 second and third quarter leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we modified our leverage ratio to 3.25:1 for quarters ending after April 30, 2010. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to November 30, 2013. Pursuant to a fifth amendment of the credit agreement dated December 7, 2010, we increased our revolving line of credit to $120,000, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014.
     As of October 31, 2010, the credit facility included a revolving line of credit of up to a maximum amount of the lesser of (a) $60,000, or (b) the sum of (i) 80% of the net amount of SWC’s, TCA’s, and USR’s eligible accounts receivable (as defined in the credit agreement), plus (ii) the lesser of (A) $15,000 or (B) 60% of SWC’s, TCA’s, and USR’s eligible inventory (as defined in the credit agreement). The revolving line of credit provides for availability until November 30, 2013 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of October 31, 2010, after adjustment for $3,881 of standby letters of credit, there was $47,520 available for borrowings, of which there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.25% per annum.
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
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.
     The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Notes at the redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Note holders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Notes.
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
     We evaluated the conversion features of the Notes and determined no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.
     The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Notes contains a financial covenant relating to maximum additional indebtedness. We were in compliance with these debt covenants as of October 31, 2010.
(6) Inventories:
     The following sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2010 and April 30, 2010:

	October 31, 2010
	(Unaudited)	April 30, 2010
Finished goods	$25,872	$20,623
Finished parts	16,129	13,235
Work in process	7,976	9,187
Raw material	8,189	7,680

Total inventories	$58,166	$50,725

(7) Goodwill and Intangible Assets:
     The changes in the carrying amount of goodwill during the six months ended October 31, 2010 were as follows:

Balance as of April 30, 2010	$83,865
Impairment loss (Note 4)	(38,595)

Balance as of October 31, 2010	$45,270

     Intangible assets consisted of the following as of October 31, 2010 and April 30, 2010:

		Impairment	October 31, 2010
	Historical Value	(Note 4)	(Unaudited)	April 30, 2010
Developed technology	$3,830	$—	$3,830	$3,830
Customer relationships	500	—	500	500
Patents, trademarks, and tradenames	12,907	(900)	12,007	12,664
Software	506	—	506	435
Backlog	2,400	—	2,400	2,400

	20,143	(900)	19,243	19,829
Less: Accumulated amortization	(4,434)	—	(4,434)	(3,610)

Total intangible assets, net	$15,709	$(900)	$14,809	$16,219

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
(8) Accrued Expenses:
     Accrued expenses consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010
	(Unaudited)	April 30, 2010
Accrued rebates and promotions	$2,581	$2,589
Accrued professional fees	3,741	4,175
Accrued employee benefits	2,643	2,769
Accrued distributor incentives	3,138	5,758
Accrued environmental	134	80
Interest payable	1,210	1,192
Accrued workers’ compensation	580	544
Accrued utilities	467	483
Accrued contingent consideration (Note 2)	—	18,238
Deferred revenue	1,746	2,817
Accrued other	5,100	3,439

Total accrued expenses	$21,340	$42,084

(9) Advertising Costs:
     We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the six months ended October 31, 2010 and 2009, advertising expense was approximately $7,347 and $7,286, respectively.
(10) Warranty Reserve:
     We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the six months ended October 31, 2010 and 2009 was $958 and $1,328, respectively.
     The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the six months ended October 31, 2010 and 2009:

	October 31, 2010	October 31, 2009
Beginning Balance	$4,548	$5,335
Liabilities assumed in the acquisition of USR	—	58
Warranties issued and adjustments to provisions	958	1,328
Warranty claims	(1,664)	(2,072)

Ending Balance	$3,842	$4,649

(11) Self-Insurance Reserves:
     As of October 31, 2010 and April 30, 2010, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9,793 and $9,694, respectively, of which $4,972 and $4,760, respectively, have been classified as non-current and included in other non-current liabilities, and the remaining amounts of $4,822 and $4,934, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $536 of excess workers’ compensation receivable has been classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $5,748 and $5,273 for the six months ended October 31, 2010 and 2009, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. At October 31, 2010 and April 30, 2010, we had product liability and municipal litigation reserves of $5,601 and $5,760, respectively, consisting entirely of estimated legal defense costs, of which $3,008 and $2,983, respectively, have been included in other non-current liabilities, and the remaining amounts of $2,593 and $2,777, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at each of October 31, 2010 and April 30, 2010, we had recorded receivables from insurance carriers related to these liabilities of $2,060, of which $2,035 has been classified as other assets and the remaining $25 has been classified as other current assets.
(12) Stockholders’ Equity:
Common Stock
     During the six months ended October 31, 2010, options or warrants were exercised and common stock issued as follows:
(a)	We issued 85,334 shares of common stock having a market value of $312 to former employees upon the exercise of options granted to them while employed at our company. The purchase price of these shares was $137.

(b)	In September 2010, we issued 176,761 shares of common stock under our Employee Stock Purchase Plan (“ESPP”). The purchase price of these shares was $535.
Earnings per Share
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended October 31, 2010 and 2009 (all numbers in thousands except per share data):

	For the Three Months Ended October 31,
	2010			2009
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$(37,285)	60,070	$(0.62)	$14,380	59,526	$0.24
Effect of dilutive stock options and warrants	—	—	—	—	795	(0.01)
Effect of assumed conversion of convertible debt	—	—	—	495	6,485	(0.01)

Diluted earnings/(loss)	$(37,285)	60,070	$(0.62)	$14,875	66,806	$0.22

     For the three months ended October 31, 2010, 6,485,084 shares of common stock issuable upon conversion of the Notes, 3,224,280 shares of common stock reserved for issuance to the former stockholders of USR, and 1,674,604 shares of common stock issuable upon the exercise of stock options and restricted stock units (“RSUs”) were excluded from the computation of diluted loss per share because the effect would be antidilutive. For the three months ended October 31, 2009, 508,598 shares of common stock issuable upon the exercise of stock options and RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2010 and 2009 (all numbers in thousands except per share data):

	For the Six Months Ended October 31,
	2010			2009
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$(31,073)	60,005	$(0.52)	$26,729	56,651	$0.47
Effect of dilutive stock options and warrants	—	—	—	—	828	(0.01)
Effect of assumed conversion of convertible debt	—	—	—	990	6,485	(0.03)

Diluted earnings/(loss)	$(31,073)	60,005	$(0.52)	$27,719	63,964	$0.43

     For the six months ended October 31, 2010, 6,485,084 shares of common stock issuable upon conversion of the Notes, 1,612,140 shares of common stock reserved for issuance to the former stockholders of USR, and 1,670,113 shares of common stock issuable upon the exercise of stock options and RSUs were excluded from the computation of diluted loss per share because the effect would be antidilutive. For the six months ended October 31, 2009, 488,923 shares of common stock issuable upon the exercise of stock options and RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
Stock Warrants Issued and Repurchased
     On September 12, 2005, we issued warrants to purchase 1,200,000 shares of our common stock to investors as part of a private placement offering. We also issued warrants to purchase 120,000 shares of our common stock to the placement agent. The warrants issued to investors had an expiration date of September 2006, and all warrants were exercised prior to expiration. In June 2007, the placement agent exercised warrants to purchase 50,000 shares of our common stock on a net exercise cashless basis, netting 34,857 shares. The remaining warrants to purchase 70,000 shares of our common stock expired unexercised on September 12, 2010.
     The following outlines the activity related to the warrants for the periods indicated:

	For the Six Months Ended October 31,
	2010		2009
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36
Warrants expired during the period	(70,000)	(4.36)	—	—

Warrants outstanding, end of the period	—	$—	70,000	$4.36

Warrants exercisable, end of the period	—	$—	70,000	$4.36

Weighted average remaining life	0.0 years		0.9 years

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time; or (2) 10,000,000 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted common stock and deferred stock, RSUs, stock appreciation rights, and dividend equivalents. Our board of directors, or a committee established by our board, administers the SOPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by our board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture.
     Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made to Michael F. Golden in connection with his hiring as our President and Chief Executive Officer during the fiscal year ended April 30, 2005. These options expire on December 6, 2014.
     The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to Mr. Golden outside of the SOPs for the six months ended October 31, 2010 and 2009 are as follows:

	For the Six Months Ended October 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,207,264	$4.93	2,428,263	$4.76
Granted during year	535,600	3.91	543,000	5.78
Exercised during year	(85,334)	1.61	(126,499)	1.51

Canceled/forfeited during year	(143,399)	4.14	—	—

Options outstanding, end of period	3,514,131	$4.89	2,844,764	$5.10

Options exercisable, end of period	2,176,039	$4.70	1,694,100	$4.16

     The aggregate intrinsic value of outstanding options that were vested as of October 31, 2010 and 2009 were $1,761 and $2,412, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of October 31, 2010 and 2009 were $1,755 and $2,120, respectively.
     We have an ESPP, which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years in duration, with four six-month purchase periods in the offering period. The ESPP was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares or a total of $25 in shares, based on the fair market value on the first day of the purchase period.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2010 and 2009, 176,761 and 113,208 shares were purchased under the ESPP, respectively.
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
     The following assumptions were used in valuing our options and ESPP during the six-month periods ended October 31, 2010 and 2009:

	For the Six Months Ended October 31,
	2010	2009
Stock option grants:
Risk-free interest rate	1.31 - 2.47%	3.42 - 3.80%
Expected term	5.36 - 9.0 years	7.54 - 9.0 years
Expected volatility	69.5 - 76.4%	76.6 - 76.9%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.19%	0.18%
Expected term	6 months	6 months
Expected volatility	40.1%	71.4%
Dividend yield	0%	0%
     We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the six months ended October 31, 2010 was $2.68 per share. There were 535,600 and 543,000 options granted during the six months ended October 31, 2010 and 2009, respectively. The total stock-based compensation expense, including stock options, purchases under the ESPP, and RSU awards, was $917 and $1,528 for the six months ended October 31, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses.
     During the six months ended October 31, 2010, we granted 120,200 RSUs to current and former employees. During the six months ended October 31, 2009, we granted 39,900 RSUs to current and former employees. These RSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period.. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). During the six months ended October 31, 2010 and 2009, we issued 58,695 and 123,992 shares of common stock, respectively, under RSUs that had vested during such periods with a total market value of $237 and $756, respectively. During the six months ended October 31, 2010, we cancelled 53,333 performance-based RSUs previously granted to Michael Golden, our President and Chief Executive Officer, as financial targets associated with these RSUs will not be met for the fiscal year ended April 30, 2011. During this period, we also cancelled 15,000 performance-based RSUs previously granted to Matthew Gelfand, our former President of the Perimeter Security Division. Compensation expense recognized related to grants of RSUs, excluding the $488 impact of the 53,333 canceled performance-based RSUs, was $114 and $327 for the six months ended October 31, 2010 and 2009, respectively. As of October 31, 2010, there was $503 of unrecognized compensation cost related to unvested RSUs, much of which relates to performance based shares. This cost is expected to be recognized over a weighted average of 1.6 years.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     In general, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of our common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of October 31, 2010, we have not had any such changes that would have resulted in the execution of the Rights Plan.
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
     At October 31, 2010, we had gross tax-affected unrecognized tax benefits of approximately $1,212, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at October 31, 2010 was approximately $177 and $151, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.
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
     We and certain of our officers and directors were named in three similar purported securities class action lawsuits, which were subsequently consolidated into one action. The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certified consolidated action consists of a class of persons that purchased our securities between June 15, 2007 and December 6, 2007. We believe that the various allegations as described above are without merit. This matter is described in further detail below.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     In addition, we are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.
     We are vigorously defending ourselves in the lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming, and diverts the time and attention of our management.
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
     New Cases
     The following new cases were filed against us during the three months ended October 31, 2010.
     Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Nevada. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart). They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees.
     Aaron Sarnacki v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Arizona. This action was filed on or about October 28, 2010. It is a purported derivative action brought by the plaintiff on behalf of our company against certain of our officers and directors. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing misleading statements concerning our earnings and business prospects for fiscal 2008. The complaint also asserts that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about our financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. We have until December 20, 2010 to answer or otherwise respond to the complaint.
     Cases Dismissed or Resolved
     Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. On October 20, 2010, the court granted our motion to dismiss and dismissed the case without prejudice.
     Dan Mosqueda v. Smith & Wesson Corp., et al., in the United States District Court for the Southern District of Mississippi. On November 4, 2010, the court granted our motion for summary judgment and dismissed the case with prejudice. The plaintiff’s deadline to appeal has expired, and no appeal was filed.
     Michael Robinson v. Smith & Wesson Corp., in the Superior Court of the Judicial District of New London, Connecticut. On November 3, 2010, this case was settled within the limits of our self-insured retention.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, filed on November 11, 2008, alleged that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff sought unspecified damages against us and the seller of the firearm. The complaint alleged that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserted claims for negligence, strict liability, and breach of warranty. On January 2, 2009, we filed a motion to strike and a partial motion to dismiss certain portions of the plaintiff’s complaint. On January 9, 2009, our motion was denied by the court. On February 4, 2009, we filed our answer to the plaintiff’s complaint. On August 18, 2010, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, as well as a Notice of Substitution of Counsel. The plaintiff has one year to re-file his action.
     Cases on Appeal
     The ruling in the following case is subject to certain pending appeals:
     J.D. Nelson, et al. v. Smith & Wesson Corp., et al., in the United States District Court for the District of Alaska. This suit was filed in the state court of Alaska on June 3, 2009, and removed to the United States District Court on January 25, 2010 after service of process. The plaintiffs claimed that the minor-plaintiff, Kariel Young, was rendered a paraplegic as a result of the discharge of a round of ammunition from a .22 caliber Smith & Wesson revolver. The complaint alleged negligence, strict liability, breach of warranty, ultra hazardous activities, and claims under unspecified consumer protection laws. The plaintiffs sought damages for emotional distress, compensatory damages, and punitive damages. We filed a Motion to Dismiss the Complaint. The plaintiffs sought remand of the case to state court, which was denied on May 5, 2010. On May 18, 2010, the court granted our motion to dismiss, and dismissed the plaintiffs’ case in its entirety. On June 1, 2010, the plaintiffs filed a motion for reconsideration. On June 14, 2010, the plaintiffs’ motion for reconsideration was denied by the court. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals on June 18, 2010. The plaintiffs’ brief was filed on October 12, 2010. Our reply brief was filed on November 26, 2010.
     Pending Cases
     In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it failed to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ended on October 1, 2010. On October 29, 2010, we moved for summary disposition of the case. Lead Plaintiff opposed our motion on November 22, 2010 and cross-moved for partial summary judgment. Hearing of this matter is set for December 20, 2010. If not resolved at the summary judgment stage, trial is scheduled to begin on February 7, 2011.
     Adam Coffey v. Smith & Wesson Corp., in the United States District Court for the Northern District of Ohio. This suit was filed in the State Court of Ohio on May 7, 2010 and removed to the United States District Court on June 9, 2010 after service of process. The plaintiff claims that his Walther PPK/S-1 accidentally discharged while he was unloading it. The plaintiff alleges that a bullet entered his left palm exiting the back and then re-entering his left thigh. His complaint asserts counts for product liability, negligence, and failure to warn. The plaintiff seeks compensatory and punitive damages. We filed a partial Motion to Dismiss the common law counts of negligence, negligent design, and failure to warn based on the Ohio Revised Code. Our motion is pending. A final pre-trial conference is scheduled for October 5, 2011. Trial is scheduled to begin on October 24, 2011. Discovery is ongoing.
     Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiffs seek unspecified money damages. The plaintiff Todd Brown claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiffs allege that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying the plaintiffs’ allegations of liability. Discovery is ongoing. Trial was rescheduled for June 27, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that the plaintiff sustained eye injuries using a Thompson/Center Arms rifle. The plaintiff asserts product liability claims against both our company and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, we filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to the plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, the plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference was scheduled for August 5, 2010 but was postponed because the plaintiff’s counsel is retiring. A settlement conference was held on November 2, 2010 with no agreement reached. Trial is scheduled to begin on June 20, 2011.
     Steve and Michelle Santoyo v. Bear Lake Holdings, Inc., d/b/a Thompson/Center Arms, et al., in the United States District Court for the Western District of Missouri. The complaint, filed in the Circuit Court for Boone County, Missouri, on or about February 11, 2010, asserts claims of strict liability, negligence, failure to warn, negligently supplying a dangerous instrumentality, loss of consortium, and punitive damages. The plaintiffs seek unspecified money damages. The plaintiff Steve Santoyo claims to have been using a Thompson/Center Arms Black Diamond muzzleloader on November 28, 2008 when the firearm allegedly malfunctioned causing him injury. On March 15, 2010, we removed the case to the district court. On March 22, 2010, we filed our response to the plaintiffs’ complaint. On March 27, 2010, the plaintiffs filed a motion to remand the case back to the circuit court. On April 14, 2010, we opposed the plaintiffs’ motion to remand. On June 15, 2010, the Court denied the plaintiff’s motion for remand. A motion to dismiss the claims of the plaintiff Michelle Santoyo was filed on July 30, 2010. On August 18, 2010, the plaintiff Michelle Santoyo’s claims were dismissed without prejudice. Discovery is ongoing related to the plaintiff Steve Santoyo’s claims. Trial is scheduled to begin on August 22, 2011.
U.S. Department of Justice (“DOJ”) Investigation
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
Securities and Exchange Commission (“SEC”) Investigation
     Subsequent to the end of fiscal 2010, we received a subpoena from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, results of operations, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
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
     We had reserves of $633 as of October 31, 2010 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.
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
     Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We and the former stockholders of Thompson Center Holding Corporation recently entered into a settlement agreement under which approximately $1,182 was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. Site remediation costs will be paid with monies released from the escrow account. We have estimated the total site remediation costs at $1,470 and have established an accrual equal to that amount with $77 reported in accrued liabilities and the remainder in non-current liabilities. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.
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
Deferred Compensation
     Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at October 31, 2010. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of October 31, 2010, $489 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.43% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2011 — $55; 2012 — $110; 2013 — $110; 2014 — $92; 2015 — $73; and thereafter — $86.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
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
Contracts
     Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.
     Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.
     Outstanding Letters of Credit — We had open letters of credit aggregating $3,881 as of October 31, 2010, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount.
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
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	October 31,
Description	2010	(Level 1)
Assets:
Cash and short-term deposits	$43,576	$43,576
Foreign Exchange Contracts	932	932

Total assets	$44,508	$44,508

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
     Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Indefinite-lived intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist. As noted in Note 4, during the three and six months ended October 31, 2010, we recorded a $39,495 impairment of long-lived assets related to our July 20, 2009 acquisition of USR.
     The following table presents information about derivatives outstanding as of October 31, 2010 and 2009:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Asset Derivatives
Foreign Exchange Contracts	Other current assets	$932	$41
Liabilities

Contingent Consideration (Note 2)	Other current liabilities	$—	$17,461
     The following table presents information about the effect of derivative instruments on our financial performance for the six months ended October 31, 2010 and 2009:

		Amount of Gain Recognized
	Location of Gain Recognized	in Income on Derivative
Derivatives Not Designated as Hedging Instruments	in Income on Derivative	2010	2009
Foreign Exchange Contracts (realized)	Cost of goods sold	$1,229	$—
Foreign Exchange Contracts (unrealized)	Other income	1,117	66
Contingent Consideration (Note 2)	Other income	3,060	10,364
(16) Recent Accounting Pronouncements:
Recently Issued Accounting Standards

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
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
Recently Adopted Accounting Standards
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have any impact on our consolidated financial statements.
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
(17) Segment Reporting:
     We have two reportable segments: firearms and perimeter security. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The perimeter security segment consists of products and services manufactured and sold from our Franklin, Tennessee facility, which includes the sales and installation of perimeter security products to military, governmental, and corporate customers. Operating costs are reported based on the activities performed within each segment.
     Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,259 and land, buildings, and leasehold improvements totaling $55,684. Included in the assets of the perimeter security segment is goodwill totaling $45,270 and intangible assets totaling $9,550.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2010 and 2009
(Dollars in thousands, except share data)
     Results by business segment are presented in the following table for the three months ended October 31, 2010 and 2009, respectively:

	For the three months ended October 31,			For the three months ended October 31,
	2010			2009
		Perimeter			Perimeter
	Firearms	Security	Total	Firearms	Security	Total
Net product and services sales to external customers	$83,565	$12,756	$96,321	$93,383	$16,335	$109,718
Operating income/(loss)	4,814	(41,593)	(36,779)	11,217	1,666	12,883
As a percentage of revenue	5.8%	-326.1%	-38.2%	12.0%	10.2%	11.7%
Depreciation and amortization	$3,205	$407	$3,612	$2,833	$833	$3,666
Stock based compensation	180	169	349	941	—	941
Income tax expense / (benefit)	2,093	(1,389)	704	4,191	485	4,676
Assets	231,979	82,719	314,698	218,436	117,188	335,624
Expenditures for property, plant and equipment	2,346	137	2,483	2,526	605	3,131
     Results by business segment are presented in the following table for the six months ended October 31, 2010 and 2009, respectively:

	For the six months ended October 31,			For the six months ended October 31,
	2010			2009
		Perimeter			Perimeter
	Firearms	Security	Total	Firearms	Security	Total
Net product and services sales to external customers	$161,328	$29,877	$191,205	$192,956	$18,450	$211,406
Operating income/(loss)	11,738	(41,911)	(30,173)	27,679	1,536	29,215
As a percentage of revenue	7.3%	-140.3%	-15.8%	14.3%	8.3%	13.8%
Depreciation and amortization	$6,078	$945	$7,023	$5,530	$994	$6,524
Stock based compensation	607	310	917	1,528	—	1,528
Income tax expense / (benefit)	4,844	(1,758)	3,086	10,155	537	10,692
Assets	231,979	82,719	314,698	218,436	117,188	335,624
Expenditures for property, plant and equipment	4,310	213	4,523	6,146	667	6,813
     For the three and six months ended October 31, 2010, operating income/(loss) related to our perimeter security division included an impairment of long-lived assets totaling $39,495.
(18) Subsequent Event:
     On December 8, 2010, we announced that we are moving production of our hunting products to our Springfield, Massachusetts facility and will be closing our Rochester, New Hampshire facility. The closure of our Rochester, New Hampshire facility will result in the termination and/or relocation of all employees of such facility and an increase in the number of employees in our Springfield, Massachusetts facility by approximately 225 full time equivalents. In addition, we will be required to expend additional capital and incur additional costs related to this move. We expect the transfer of all production will be completed by November 2011.

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
Second Quarter Fiscal 2011 Highlights
     Net product and services sales for the three months ended October 31, 2010 were $96,321,000, a $13,397,000, or 12.2%, decrease from net product and services sales of $109,718,000 for the three months ended October 31, 2009. Firearm product and services sales decreased for the three months by $9,818,000, or 10.5%, from the three months ended October 31, 2009. Within firearms, all handgun and tactical rifle product lines, except for premium products, were flat or reduced from the prior year quarter as the consumer market has now returned to more normal levels following the significant increase in demand that started in our second quarter of fiscal 2009. Hunting sales increased 26.3% over the prior year quarter on improved black powder and bolt action product sales. Lower beginning backlog combined with a newly reorganized sales force and changing federal funding resulted in reduced perimeter security sales. Perimeter security sales were $12,756,000 for the three months ended October 31, 2010 compared with $16,335,000 for the three months ended October 31, 2009.
     Gross profit as a percentage of net sales was 29.4% for the three months ended October 31, 2010 compared with 33.1% for the three months ended October 31, 2009. The decrease in gross profit was attributable to lower production volume and increased promotions in our firearm division in light of the reduced consumer demand, as well as lower margin in our perimeter security division as older jobs work their way through the system.
     During the three months ended October 31, 2010, we determined that the goodwill and indefinite lived long-lived intangible assets related to our acquisition of USR were impaired due to market conditions and other factors. Based on this determination, under ASC 280-10, we recorded a non-cash impairment charge of $39,495,000.
     Net loss for the three months ended October 31, 2010 was $37,285,000, or $0.62 per fully diluted share, compared with net income of $14,380,000, or $0.22 per fully diluted share, for the three months ended October 31, 2009. The impairment charge recorded in the period had a $0.65 negative impact on basic and fully diluted earnings per share for the three months ended October 31, 2010.
     Net product and services sales for the six months ended October 31, 2010 were $191,205,000, a $20,201,000, or 9.6%, decrease from net product and services sales of $211,406,000 for the six months ended October 31, 2009. Firearm product and services sales decreased for the six months by $31,628,000, or 16.4%, from the six months ended October 31, 2009. Within firearms, all handgun and tactical rifle product lines, except for premium products, were flat or reduced from the prior year six month period. Hunting sales increased 16.1% over the prior year six month period on improved black powder and bolt action product sales. Perimeter security sales were $29,877,000 for the six months ended October 31, 2010 compared with $18,450,000 for the six months ended October 31, 2009. The three months ended July 31, 2009 included only the 11 days subsequent to our July 20, 2009 acquisition of USR.
     Gross profit as a percentage of net sales was 31.7% for the six months ended October 31, 2010 compared with 33.8% for the six months ended October 31, 2009. The slight decrease in gross profit was primarily attributable to reduced margin in our perimeter security division almost entirely offset by improved efficiencies and cost savings initiatives in our firearm division.
     Net loss for the six months ended October 31, 2010 was $31,073,000, or $0.52 per fully diluted share, compared with net income of $26,729,000, or $0.43 per fully diluted share, for the six months ended October 31, 2009. The impairment charge recorded in the period had a $0.65 negative impact on basic and fully diluted earnings per share for the six months ended October 31, 2010.

Results of Operations
Net Product and Services Sales
     The following table sets forth certain information relating to net product and services sales for the three months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Revolvers	$18,913	$19,061	$(148)	-0.8%
Pistols	21,578	23,930	(2,352)	-9.8%
Walther	5,392	9,272	(3,880)	-41.8%
Tactical Rifles	9,098	15,654	(6,556)	-41.9%
Premium Products	5,142	3,807	1,335	35.1%
Hunting Firearms	14,502	11,480	3,022	26.3%
Parts & Accessories	5,398	5,889	(491)	-8.3%

Total Firearms	80,023	89,093	(9,070)	-10.2%
Handcuffs	1,170	1,064	106	10.0%
Specialty Services	1,588	1,242	346	27.9%
Other	784	1,984	(1,200)	-60.5%

Non-Firearms	3,542	4,290	(748)	-17.4%

Total Firearm Division	83,565	93,383	(9,818)	-10.5%

Perimeter Security Division	12,756	16,335	(3,579)	-21.9%

Total Net Product and Services Sales	$96,321	$109,718	$(13,397)	-12.2%

     Net sales for the three-month period ended October 31, 2010 decreased from the comparable quarter last year because of a reduction in the strong consumer demand that permeated the market subsequent to the November 2008 presidential election. Revolver sales declined 0.8% from the comparable quarter last year on reduced volume in J Frame products to the consumer market, offset by increased sales of our new BodyGuard® 38 revolver. Pistol sales decreased 9.8%, driven by the reduction in consumer demand as well as reduced international shipments related to our investigation of the DOJ matter. Walther product sales were down 41.8% as a result of increased competition in the .380 and .22 caliber product lines. Tactical rifles, the product line most impacted by the decline in consumer demand, declined 41.9% from the comparable quarter last year. Hunting products were ahead of the comparable quarter last year on increased black powder and bolt action product sales. The decline in parts and accessories sales correlated with the decline in consumer demand. The decline in perimeter security sales resulted from lower beginning backlog than in the comparable quarter last year and delays or changes in funding for several customers.
     The order backlog as of October 31, 2010 was $58,449,000, of which $32,443,000 related to firearms, with the balance attributed to perimeter security. The firearm order backlog was $63,373,000 lower than at the end of the comparable quarter last year as a result of the return to more normal consumer demand levels than experienced in the year ago period. Firearm order backlog declined $42,406,000 while perimeter security backlog increased $1,586,000 during the quarter.
     Sales into our sporting goods distribution channel were approximately $70,528,000 for the three months ended October 31, 2010, a decrease of 6.4% from the comparable quarter last year. Law enforcement firearm sales of $6,018,000 were 24.3% lower than in the comparable quarter last year, which included large orders from the Milwaukee and Detroit police departments. Federal government firearm sales of $666,000 were 41.2% lower than in the comparable quarter last year. International firearm sales for the three months ended October 31, 2010 of $6,190,000 decreased 27.4% from the comparable quarter last year. Perimeter security corporate sales were $1,830,000 while federal government sales were $9,694,000 for the three months ended October 31, 2010. The remaining perimeter security sales related to state and local government and transportation customers.

     The following table sets forth certain information relating to net product and services sales for the six months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Revolvers	$38,107	$38,484	$(377)	-1.0%
Pistols	39,350	47,721	(8,371)	-17.5%
Walther	15,586	19,465	(3,879)	-19.9%
Tactical Rifles	16,062	37,766	(21,704)	-57.5%
Premium Products	10,658	9,087	1,571	17.3%
Hunting Firearms	23,224	19,997	3,227	16.1%
Parts & Accessories	9,699	11,343	(1,644)	-14.5%

Total Firearms	152,686	183,863	(31,177)	-17.0%
Handcuffs	2,277	2,233	44	2.0%
Specialty Services	3,137	3,177	(40)	-1.3%
Other	3,228	3,683	(455)	-12.4%

Non-Firearms	8,642	9,093	(451)	-5.0%

Total Firearm Division	161,328	192,956	(31,628)	-16.4%

Perimeter Security Division	29,877	18,450	11,427	61.9%

Total Net Product and Services Sales	$191,205	$211,406	$(20,201)	-9.6%

     Net sales for the six-month period ended October 31, 2010 decreased from the comparable period last year because of the reduction in the consumer demand described above. Revolver sales declined 1.0% from the comparable period last year on reduced volume in J Frame products to the consumer market, offset by increased sales of our new BodyGuard® 38 revolver. Pistol sales decreased 17.5%, driven by the reduction in consumer demand as well as reduced international shipments related to our investigation of the DOJ matter. Walther product sales were down 19.9% due to increased competition in the small frame and concealed carry product lines. Tactical rifles, the product line most impacted by the decline in consumer demand, declined 57.5% from the comparable period last year. Hunting products were 16.1% ahead of the comparable period last year on increased black powder and bolt-action product sales. The decline in parts and accessories sales correlated with the decline in consumer demand. The significant increase in perimeter security sales resulted from the fact that the comparable prior year period included only the three-and-a-half months subsequent to our July 20, 2009 acquisition of USR.
     Sales into our sporting goods distribution channel were approximately $136,447,000 for the six months ended October 31, 2010, a decrease of 14.0% from the comparable period last year. Law enforcement firearm sales of $11,630,000 were 23.0% lower than in the comparable period last year. Federal government firearm sales of $1,727,000 were down $457,000, or 20.9%, from the comparable period last year. International firearm sales of $10,635,000 for the six months ended October 31, 2010 decreased 34.3% from the comparable period last year. Perimeter security corporate sales were $4,360,000 while federal government sales were $23,725,000 for the six months ended October 31, 2010. The remaining perimeter security sales related to state and local government and transportation customers.
Cost of Products and Services Sold and Gross Profit
     The following table sets forth certain information regarding cost of products and services sold and gross profit for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Cost of products and services sold	$67,999	$73,394	$(5,395)	-7.4%
% of net revenue	70.6%	66.9%
Gross profit	$28,322	$36,324	$(8,002)	-22.0%
% of net revenue	29.4%	33.1%
     The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Cost of products and services sold	$58,138	$61,648	$(3,510)	-5.7%
% of net revenue	69.6%	66.0%
Gross profit	$25,427	$31,735	$(6,308)	-19.9%
% of net revenue	30.4%	34.0%

     Gross profit in our firearm division for the three months ended October 31, 2010 decreased from the comparable quarter last year because of the decrease in sales as well as a number of factors impacting margin. Gross profit as a percentage of net sales decreased from the comparable quarter last year because of lower production volume that led to unfavorable absorption and productivity issues in our Rochester, New Hampshire facility. Promotion spending increased $2,314,000 over the comparable quarter in the prior year, which contributed to the reduction in margin. Reduced spending at our Springfield, Massachusetts facility partially offset the effects of lower absorption.
     The following table sets forth certain information regarding cost of products and services sold and gross profit for our perimeter security division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Cost of products and services sold	$9,861	$11,746	$(1,885)	-16.0%
% of net revenue	77.3%	71.9%
Gross profit	$2,895	$4,589	$(1,694)	-36.9%
% of net revenue	22.7%	28.1%
     Gross profit in our perimeter security division for the three months ended October 31, 2010 decreased from the comparable quarter last year because of the reduction in sales and reduced margins on several large jobs that were bid prior to the improved estimating procedures that were put into place late in calendar year 2009. In addition, gross profit as a percentage of net sales decreased from the comparable quarter last year as a result of the lower volume which did not cover as much fixed overhead.
     The following table sets forth certain information regarding cost of products and services sold and gross profit for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Cost of revenue	$130,585	$139,826	$(9,241)	-6.6%
% of net revenue	68.3%	66.1%
Gross profit	$60,620	$71,580	$(10,960)	-15.3%
% of net revenue	31.7%	33.9%
     The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Cost of revenue	$107,271	$126,071	$(18,800)	-14.9%
% of net revenue	66.5%	65.3%
Gross profit	$54,057	$66,885	$(12,828)	-19.2%
% of net revenue	33.5%	34.7%
     Gross profit in our firearm division for the six months ended October 31, 2010 decreased from the comparable period last year because of the decrease in sales. Gross profit as a percentage of net sales decreased from the comparable period last year because of unfavorable absorption attributed to lower production volume and increased promotion spending of $2,588,000 offered in an attempt to increase sales. Reduced spending at our Springfield, Massachusetts facility offset some of this impact.
     The following table sets forth certain information regarding cost of products and services sold and gross profit for our perimeter security division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Cost of revenue	$23,314	$13,755	$9,559	69.5%
% of net revenue	78.0%	74.6%
Gross profit	$6,563	$4,695	$1,868	39.8%
% of net revenue	22.0%	25.4%
     Gross profit in our perimeter security division for the six months ended October 31, 2010 increased over the comparable period last year because of the increase in revenue associated with a full six months of ownership in the current period versus four-and-a-half months in the prior comparable period. Gross profit as a percentage of net sales decreased from the comparable period last year because of a several low margin jobs bid in the prior year that were completed significantly below expected margins.

Operating Expenses
     The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Research and development	$1,229	$1,041	$188	18.1%
Sales and marketing	9,781	8,461	1,320	15.6%
General and administrative	14,596	13,939	657	4.7%
Impairment of long-lived assets	39,495	—	39,495	100.0%

Operating expenses	$65,101	$23,441	$41,660	177.7%
% of net revenue	67.6%	21.4%
     The following table sets forth certain information regarding operating expenses for our firearm division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Research and development	$912	$996	$(84)	-8.4%
Sales and marketing	8,898	8,253	645	7.8%
General and administrative	10,803	11,268	(465)	-4.1%
Impairment of long-lived assets	—	—	—	—

Operating expenses	$20,613	$20,517	$96	0.5%
% of net revenue	24.7%	22.0%
     Operating expenses in our firearm division for the three months ended October 31, 2010 increased over the comparable quarter last year because of spending on our investigation of the DOJ and SEC matters and, to a lesser extent, on improvements made to our customer acceptance process, which totaled $3,307,000, and environmental remediation costs at our Rochester, New Hampshire facility of $289,000. These costs were almost entirely offset by the reversal of management incentives in the current quarter, lower profit sharing expense, and lower stock option expense due to the reversal of performance-based shares.
     The following table sets forth certain information regarding operating expenses for our perimeter security division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Research and development	$317	$45	$272	604.4%
Sales and marketing	883	208	675	324.5%
General and administrative	3,793	2,671	1,122	42.0%
Impairment of long-lived assets	39,495	—	39,495	100.0%

Operating expenses	$44,488	$2,924	$41,564	1421.5%
% of net revenue	348.8%	17.9%
     Excluding the impact of the impairment of long-lived assets described above, operating expenses in our perimeter security division for the three months ended October 31, 2010 increased $2,069,000, or 70.8%, over the comparable quarter last year because of an increase in sales and management support functions to improve the capabilities of the business.
     The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Research and development	$2,297	$1,921	$376	19.6%
Sales and marketing	18,603	15,506	3,097	20.0%
General and administrative	30,398	24,938	5,460	21.9%
Impairment of long-lived assets	39,495	—	39,495	100.0%

Operating expenses	$90,793	$42,365	$48,428	114.3%
% of net revenue	47.5%	20.0%

     The following table sets forth certain information regarding operating expenses for our firearm division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Research and development	$1,892	$1,875	$17	0.9%
Sales and marketing	17,285	15,287	1,998	13.1%
General and administrative	23,141	22,043	1,098	5.0%
Impairment of long-lived assets	—	—	—	—

Operating expenses	$42,318	$39,205	$3,113	7.9%
% of net revenue	26.2%	20.3%
     Operating expenses in our firearm division for the six months ended October 31, 2010 increased over the comparable period last year because of spending on our investigation of the DOJ and SEC matters and, to a lesser extent, on improvements made to our customer acceptance process, which totaled $5,936,000. In addition, $668,000 of severance, $461,000 of increased advertising, $389,000 of increased bad debt expense, and $289,000 of increased environmental remediation costs at our Rochester, New Hampshire facility were partially offset by $2,255,000 of reduced management incentives, $2,542,000 of reduced profit sharing, and $611,000 of lower stock option expense due to the reversal of performance shares.
     The following table sets forth certain information regarding operating expenses for our perimeter security division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Research and development	$405	$46	$359	780.4%
Sales and marketing	1,318	219	1,099	501.8%
General and administrative	7,257	2,895	4,362	150.7%
Impairment of long-lived assets	39,495	—	39,495	100.0%

Operating expenses	$48,475	$3,160	$45,315	1434.0%
% of net revenue	162.2%	17.1%
     Excluding the impact of the impairment of long-lived assets discussed above, operating expenses in our perimeter security division for the six months ended October 31, 2010 increased $5,820,000 over the comparable period last year as a result of six full months of ownership in fiscal 2011 versus three-and-a-half months in fiscal 2010. In addition, the current period reflects an increase in sales and management support functions to improve the capabilities of the business.
Income/(Loss) from Operations
     The following table sets forth certain information regarding income/(loss) from operations for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Income/(loss) from operations	$(36,779)	$12,883	$(49,662)	-385.5%
% of net revenue	-38.2%	11.7%
     The following table sets forth certain information regarding income from operations for our firearm division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Income from operations	$4,814	$11,217	$(6,403)	-57.1%
% of net revenue	5.8%	12.0%
     Income from operations in our firearm division for the three months ended October 31, 2010 was significantly lower than for the comparable quarter last year because of decreased sales and corresponding gross profit as well as increased spending related to the DOJ and SEC matters.
     The following table sets forth certain information regarding income/(loss) from operations for our perimeter security division for the three months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Income/(loss) from operations	$(41,593)	1,666	$(43,259)	-2596.6%
% of net revenue	-326.1%	10.2%

     The effect of increased sales and gross profit in our perimeter security division during the three months ended October 31, 2010 was more than offset by the $39,495,000 impairment of long-lived assets as well as the cost of building out of the management and sales teams to support the growth of our perimeter security business.
     The following table sets forth certain information regarding income/(loss) from operations for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Total Company	2010	2009	$ Change	% Change
Income/(loss) from operations	$(30,173)	$29,215	$(59,388)	-203.3%
% of net revenue	-15.8%	13.8%
     The following table sets forth certain information regarding income from operations for our firearm division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Firearm Division	2010	2009	$ Change	% Change
Income from operations	$11,738	$27,679	$(15,941)	-57.6%
% of net revenue	7.3%	14.3%
     Income from operations in our firearm division for the six months ended October 31, 2010 was significantly lower than for the comparable period last year because of decreased sales and corresponding gross profit as well as increased spending related to the DOJ and SEC matters.
     The following table sets forth certain information regarding income/(loss) from operations for our perimeter security division for the six months ended October 31, 2010 and 2009 (dollars in thousands):

Perimeter Security Division	2010	2009	$ Change	% Change
Income/(loss) from operations	$(41,911)	$1,536	$(43,447)	-2828.6%
% of net revenue	-140.3%	8.3%
     The effect of increased sales and gross profit in our perimeter security division during the six months ended October 31, 2010 was more than offset by the impairment of long-lived assets and the cost of building out of the management and sales teams to support the growth of our perimeter security business.
Other Income
     The following table sets forth certain information regarding other income for the three months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Other income	$1,233	$7,282	$(6,049)	-83.1%
     Other income for the three month period ended October 31, 2010 included $530,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR, a $6,632,000 reduction from the amount recorded during the comparable period last year. In addition, during the current quarter, we recorded a $618,000 unrealized gain on foreign currency hedges.
     The following table sets forth certain information regarding other income for the six months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Other income	$4,246	$10,487	$(6,241)	-59.5%
     Other income for the six month period ended October 31, 2010 included $3,060,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR, a $7,304,000 reduction from the amount recorded during the comparable period last year. In addition, during the current six month period, we recorded a $1,117,000 unrealized gain on foreign currency hedges.

Interest Expense
     The following table sets forth certain information regarding interest expense for the three months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Interest expense	$1,035	$1,191	$(156)	-13.1%
     Interest expense decreased for the three months ended October 31, 2010 from the comparable quarter last year because of reduced long-term debt throughout the current period.
     The following table sets forth certain information regarding interest expense for the six months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Interest expense	$2,206	$2,522	$(316)	-12.5%
     Interest expense decreased for the six months ended October 31, 2010 from the comparable period last year because of reduced long-term debt throughout the current period.
Income Taxes
     The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income tax expense	$704	$4,676	$(3,972)	-84.9%
     Income tax expense decreased as a result of the decrease in operating profit.
     The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2010 and 2009 (dollars in thousands):

	2010	2009	$ Change	% Change
Income tax expense	$3,086	$10,692	$(7,606)	-71.1%
     Income tax expense decreased as a result of the decrease in operating profit. The effective rates for the three months ended October 31, 2010 and 2009 were 38.07% and 38.63%, respectively. The effective tax rate excludes the adjustment related to impairment of long-lived assets and the valuation of the USR earn-out as discrete items. We expect that the effective tax rate will remain stable throughout the remainder of the fiscal year.
Net Income/(Loss)
     The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended October 31, 2010 and 2009 (dollars in thousands, except share data):

	2010	2009	$ Change	% Change
Net income/(loss)	$(37,285)	$14,380	$(51,665)	-359.3%
Net income/(loss) per share
Basic	$(0.62)	$0.24	$(0.86)	-358.3%
Diluted	$(0.62)	$0.22	$(0.84)	-381.8%
     The decrease in net income/(loss) for the three months ended October 31, 2010 from the three months ended October 31, 2009 resulted from the impairment charge recorded as well as lower sales and a corresponding decrease in gross profit, increased investment in the sales and management structure at our perimeter security division, and increased operating expenditures related to the DOJ and SEC matters. The impairment charge recorded in the period had a $0.65 negative impact on basic and fully diluted earnings per share for the three months ended October 31, 2010.

     The following table sets forth certain information regarding net income/(loss) and the related per share data for the six months ended October 31, 2010 and 2009 (dollars in thousands, except share data):

	2010	2009	$ Change	% Change
Net income/(loss)	$(31,073)	$26,729	$(57,802)	-216.3%
Net income/(loss) per share
Basic	$(0.52)	$0.47	$(0.99)	-210.6%
Diluted	$(0.52)	$0.43	$(0.95)	-220.9%
     As noted above, the impairment charge recorded impacted net income per basic and diluted share by $0.65. The remaining decrease resulted from the same impacts as affected the current quarter.
Liquidity and Capital Resources
     Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.
     The following table sets forth certain information relative to cash flow for the six months ended October 31, 2010 and 2009 (dollars in thousands):

				%
	2010	2009	$ Change	Change
Operating activities	$7,279	$13,005	$(5,726)	-44.0%
Investing activities	(4,842)	(27,980)	23,138	-82.7%
Financing activities	1,307	21,549	(20,242)	-93.9%

Total	$3,744	$6,574	$(2,830)	-43.0%

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
     In the first six months of fiscal 2011, we generated $7,279,000 in cash from operating activities, a decrease of $5,726,000 from the amount we generated in the first six months of fiscal 2010. The impact of the current period’s reduced volume and increased operating expenditures combined with a greater increase in inventory on a year-to-date basis were only partially offset by an improved accounts receivable position. During the six months ended October 31, 2010, inventory increased $7,441,000 versus a $218,000 decrease the prior comparable period. This increase can be attributed to the general slowing of demand in the consumer market and, to a lesser extent, new product offerings. Accounts receivable declined $6,111,000 during the six months ended October 31, 2010 versus a $4,859,000 increase in the prior comparable period caused by higher sales volume in the comparable period last year.
     Excluding the impact of the $21,074,000 in cash used to purchase USR during the six months ended October 31, 2009, cash used for investing activities decreased by $2,064,000 for the six months ended October 31, 2010. This decrease in cash used for investing is entirely attributed to lower capital spending during the period. We currently expect to spend approximately $16,000,000 on capital expenditures in fiscal 2011, a decrease of $1,266,000 from the $17,266,000 spent in fiscal 2010. Major capital expenditures will focus on moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
     Cash provided by financing activities was $1,307,000 for the six months ended October 31, 2010. In May 2009, we completed a stock offering of 6,000,000 shares of our common stock, which yielded net proceeds of $35,082,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition. We had no short-term bank borrowings at October 31, 2010 or October 31, 2009. As of October 31, 2010, after adjustment for $3,881,000 of standby letters of credit, there was $47,520,000 available for borrowings under our line of credit with TD Bank, of which there were no borrowing outstanding. As of October 31, 2010, we had $43,599,000 in cash and cash equivalents on hand. On December 7, 2010, we increased our revolving line of credit to $120,000,000, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2015.
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

     The Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. The Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount of Notes, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. The Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Notes at the redemption price of 100% of the principal amount of the Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Notes. Note holders may require us to repurchase all or part of their Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Notes.
     The Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     On May 7, 2010, we entered into 11 euro participating forward option contracts totaling 12,900,000 Euros at an average conversion of 1.276, or approximately $16,460,000. We enter into this type of contract to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Participating forward contracts provide full protection against the depreciation of the U.S. dollar and partial benefit from the appreciation of the U.S. dollar. The last of the option contracts expires on April 30, 2011. The value of the individual contracts fluctuates based on estimated monthly purchases from our European supplier. As of October 31, 2010, we had six forward contracts outstanding totaling 7,900,000 Euros, or approximately $10,046,000, that will expire in varying rates between 1,050,000 and 1,600,000 Euros per month through April 30, 2011. During the three months ending October 31, 2010, we experienced a net gain of $156,000 on hedging transactions that were executed during the period. During the six months ending October 31, 2010, we experienced a net loss of $214,000 on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was an asset of approximately $932,000 and $41,000 as of October 31, 2010 and 2009, respectively.
Item 4. Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We formed a disclosure committee in the fall of 2002 that includes senior financial, operational, and legal personnel charged with assisting the Chief Executive Officer and Interim Chief Financial Officer in overseeing the accuracy and timeliness of the periodic reports filed under the Exchange Act and in evaluating regularly our disclosure controls and procedures.

     Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of October 31, 2010, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
PROTECTION OF LAWFUL COMMERCE IN ARMS ACT
     On October 26, 2005, President George W. Bush signed into law the Protection of Lawful Commerce in Arms Act (“PLCAA”). The PLCAA is designed to prohibit civil liability actions from being brought or continued against manufacturers, distributors, dealers, or importers of firearms or ammunition for damages, injunctions, or other relief resulting from the misuse of their products by others. The legislation provides that any qualified civil liability action pending on the date of the enactment of the legislation shall be immediately dismissed, and it precludes similar cases from being brought in the future. The legislation excludes from the definition of a qualified civil liability action any action for death, physical injuries, or property damages resulting directly from a defect in design or manufacture of the product when it is used as intended or in a reasonably foreseeable manner, except that where the discharge of the product was caused by a volitional act that constituted a criminal offense, then such action will be considered the sole proximate cause of any resulting death, personal injuries, or property damage. Because it is impossible to predict with certainty how any court will interpret or apply the legislation to a given set of facts, we cannot predict with any certainty the impact that the PLCAA will ultimately have on the pending cases.
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

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

By:	/s/ JOHN R. DINEEN
John R. Dineen
Interim Chief Financial Officer
Dated: December 8, 2010

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer