Form 10-Q
period 2011-01-31
SMITH & WESSON HOLDING CORP
filed 2011-03-10
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 60,255,321 shares of common stock, par value $0.001, outstanding as of March 1, 2011.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Nine Months Ended January 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	January 31, 2011
	(Unaudited)	April 30, 2010
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,812 on January 31, 2011	$32,594	$39,855
Accounts receivable, net of allowance for doubtful accounts of $1,335 on January 31, 2011 and $811 on April 30, 2010	61,882	73,459
Inventories	56,191	50,725
Other current assets	6,862	4,095
Deferred income taxes	13,792	11,539
Income tax receivable	6,174	5,170

Total current assets	177,495	184,843

Property, plant and equipment, net	56,250	58,718
Intangibles, net	8,859	16,219
Goodwill	—	83,865
Other assets	6,741	5,696

	$249,345	$349,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,123	$29,258
Accrued expenses	24,836	42,084
Accrued payroll	5,269	9,340
Accrued taxes other than income	2,982	2,529
Accrued profit sharing	2,280	7,199
Accrued product/municipal liability	2,684	2,777
Accrued warranty	3,280	3,765
Current portion of notes payable	30,275	—

Total current liabilities	92,729	96,952

Deferred income taxes	4,004	3,255

Notes payable, net of current portion	50,000	80,000

Other non-current liabilities	9,406	8,557

Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 61,455,321 shares issued and 60,255,321 shares outstanding on January 31, 2011 and 61,122,031 shares issued and 59,922,031 shares outstanding on April 30, 2010	61	61
Additional paid-in capital	185,070	168,532
Accumulated deficit	(85,602)	(1,693)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	93,206	160,577

	$249,345	$349,341

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	(In thousands, except per share data)
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010
Net product and services sales:
Firearm division	$79,238	$74,734	$240,566	$267,691
Perimeter security division	10,099	16,237	39,976	34,687

Total net product and services sales	89,337	90,971	280,542	302,378
Cost of products and services sold:
Firearm division	59,847	51,910	167,118	177,982
Perimeter security division	7,945	11,735	31,259	25,493

Total cost of products and services sold	67,792	63,645	198,377	203,475

Gross profit	21,545	27,326	82,165	98,903

Operating expenses:
Research and development	1,433	1,166	3,730	3,087
Selling and marketing	9,573	8,703	28,176	24,208
General and administrative	15,135	13,221	45,533	38,159
Impairment of long-lived assets (Note 4)	51,008	—	90,503	—

Total operating expenses	77,149	23,090	167,942	65,454

Income/(loss) from operations	(55,604)	4,236	(85,777)	33,449

Other income/(expense):
Other income/(expense), net	(468)	977	3,778	11,464
Interest income	50	91	196	333
Interest expense	(1,453)	(1,235)	(3,659)	(3,757)

Total other income/(expense), net	(1,871)	(167)	315	8,040

Income/(loss) before income taxes	(57,475)	4,069	(85,462)	41,489
Income tax (benefit)/expense	(4,639)	953	(1,553)	11,645

Net income/(loss)/comprehensive income/(loss)	$(52,836)	$3,116	$(83,909)	$29,844

Weighted average number of common shares outstanding, basic	60,248	59,721	60,086	57,674

Net income/(loss) per share, basic	$(0.88)	$0.05	$(1.40)	$0.52

Weighted average number of common and common equivalent shares outstanding, diluted (Note 13)	60,248	60,413	60,086	64,946

Net income/(loss) per share, diluted (Note 13)	$(0.88)	$0.05	$(1.40)	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended January 31, 2011
(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands )	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2010	61,122	$61	$168,532	$(1,693)	$73	1,200	$(6,396)	$160,577

Exercise of employee stock options	90	—	144	—	—	—	—	144

Fair value of shares to be issued in connection with the acquisition of Universal Safety Response, Inc.	—	—	15,178	—	—	—	—	15,178
Stock-based compensation	—	—	976	—	—	—	—	976
Book deduction of stock-based compensation in excess of tax deductions	—	—	(245)	—	—	—	—	(245)
Shares issued under employee stock purchase plan	177	—	535	—	—	—	—	535

Issuance of common stock under restricted stock unit awards, net of shares surrendered	66	—	(50)	—	—	—	—	(50)
Net loss	—	—	—	(83,909)	—	—	—	(83,909)

Balance at January 31, 2011	61,455	$61	$185,070	$(85,602)	$73	1,200	$(6,396)	$93,206

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	January 31, 2011	January 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$(83,909)	$29,844
Adjustments to reconcile net income/(loss) to net cash provided by operating activities (net of acquisitions):
Amortization and depreciation	10,781	10,083
Loss on sale of assets	64	359
Provision for/(recoveries of) losses on accounts receivable	287	(403)
Impairment of long-lived assets	90,503	—
Deferred income taxes	(1,504)	3,954
Stock-based compensation expense	976	2,380
Change in contingent consideration	(3,060)	(11,668)
Changes in operating assets and liabilities:
Accounts receivable	11,290	1,716
Inventories	(5,466)	(1,960)
Other current assets	(2,150)	(503)
Income tax receivable/payable	(1,004)	(7,107)
Accounts payable	(8,135)	(7,415)
Accrued payroll	(4,071)	(143)
Accrued taxes other than income	453	(579)
Accrued profit sharing	(4,919)	(392)
Accrued other expenses	990	(10,788)
Accrued product/municipal liability	(93)	(361)
Accrued warranty	(485)	(545)
Other assets	(974)	(131)
Other non-current liabilities	849	7,323
Excess book deduction of stock-based compensation	(245)	(36)

Net cash provided by operating activities	178	13,628

Cash flows from investing activities:
Payments for the purchase of Universal Safety Response, Inc.	—	(21,074)
Payments to acquire patents and software	(472)	(160)
Proceeds from sale of property and equipment	3	23
Payments to acquire property and equipment	(6,822)	(11,033)

Net cash used for investing activities	(7,291)	(32,244)

Cash flows from financing activities:
Proceeds from loans and notes payable	24,520	2,950
Debt issue costs — bank debt	(1,052)	(20)
Proceeds from issuance of common stock, net of issuance costs	—	35,082
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	679	694
Taxes paid related to restricted stock issuance	(50)	(124)
Payments on loans and notes payable	(24,245)	(22,743)

Net cash (used for)/provided by financing activities	(148)	15,839

Net decrease in cash and cash equivalents	(7,261)	(2,777)
Cash and cash equivalents, beginning of period	39,855	39,822

Cash and cash equivalents, end of period	$32,594	$37,045

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,481	$3,606
Income taxes	1,884	15,565
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
(1) Basis of Presentation:
The consolidated balance sheet as of January 31, 2011, the consolidated statements of operations and comprehensive income/(loss) for the nine months ended January 31, 2011 and 2010, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2011, and the consolidated statements of cash flows for the nine months ended January 31, 2011 and 2010 have been prepared by us, without audit. The quarter end for each of our wholly owned subsidiaries, Smith & Wesson Corp. (“SWC”), Thompson Center Holding Corporation, and Universal Safety Response, Inc. (“USR”), was January 30, 2011, a one-day variance to our reported fiscal quarter end of January 31, 2011. This variance did not create any material difference in the financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2011 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2010 has been derived from our audited financial statements.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2010. The results of operations for the nine months ended January 31, 2011 may not be indicative of the results that may be expected for the year ending April 30, 2011 or any other period.
Reclassification
Certain amounts presented in the prior periods’ consolidated financial statements related to cash flow presentation have been reclassified to conform to the current period’s presentation.
(2) Organization:
We are a U.S.-based global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of pistols, revolvers, tactical rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are the largest manufacturer of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the tactical and hunting rifle markets that we entered in 2006 and 2007. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading, third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, customer training, and system maintenance. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our trademarks to third parties for use in association with their products and services.
We were incorporated on June 17, 1991 in the state of Nevada.
On May 11, 2001, we acquired all of the outstanding capital stock of SWC from Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. SWC and its predecessors have been in business since 1852.
On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. ( “TCA”).
On July 20, 2009, we acquired all of the outstanding capital stock of USR. Two of USR’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of USR in the acquisition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of USR had the right to earn up to 4,080,000 additional shares of our common stock if USR achieved certain EBITDAS targets, as defined, in calendar years 2009 and 2010. As of the closing date of the acquisition, this contingent consideration was assigned a fair value of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
$27,824, or 4,001,522 shares at the closing share price of $6.86 on July 20, 2009 and 78,478 shares at the closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. Based on USR’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8,000 threshold to achieve a distribution. On August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of USR on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15,178 (based on the closing price of $3.72 per share as of such date) and reclassified to equity. The $3,060 in income associated with the reduction in the contingent consideration versus the value recorded on April 30, 2010 for the nine months ended January 31, 2011 has been recorded as other income. See Note 3 below for unaudited pro forma income statement information related to this acquisition.
USR, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, governmental, and corporate facilities. Our acquisition of USR was designed to leverage USR’s business, product line, and broad customer base to expand into new markets in the security industry.
(3) USR Acquisition:
During our fourth quarter of fiscal 2010, we recorded adjustments to the opening balance sheet accounts related to our acquisition of USR. The adjustments arose from a change in accounting estimates for percentage of completion jobs, an accrual for loss-making contracts, and the related revaluation of outstanding backlog. The effect of these entries was to increase goodwill, increase deferred revenue, increase unbilled receivables, and reduce backlog. In addition, these entries resulted in the requirement for us to adjust the quarterly information previously presented in our fiscal 2010 quarterly filings. The effect of this adjustment for the three and nine months ended January 31, 2010 was as follows:

	For the Three Months Ended January 31,			For the Nine Months Ended January 31,
Income Statement Accounts	As Reported	As Adjusted	Difference	As Reported	As Adjusted	Difference
Net product and services sales	$89,379	$90,971	$1,592	$300,424	$302,378	$1,954
Cost of products and services sold	64,363	63,645	(718)	205,222	203,475	(1,747)
Gross profit	25,016	27,326	2,310	95,202	98,903	3,701
Income from operations	1,926	4,236	2,310	29,747	33,449	3,702
Income before income taxes	1,759	4,069	2,310	37,786	41,489	3,703
Income tax expense/(benefit)	(621)	953	1,574	9,528	11,645	2,117
Net income/comprehensive income	2,380	3,116	736	28,258	29,844	1,586

Balance Sheet Accounts	As Reported	As Adjusted	Difference
Accounts receivable	$57,233	$56,996	$(237)
Deferred income taxes	12,198	12,195	(3)
Income tax receivable	6,506	4,290	(2,216)
Total current assets	164,944	162,488	(2,456)
Intangibles, net	16,207	16,107	(100)
Goodwill	80,507	83,865	3,358
Total assets	323,353	324,154	801
Accrued expenses	18,885	20,037	1,152
Total current liabilities	60,196	61,348	1,152
Deferred income taxes	4,333	1,809	(2,524)
Other non-current liabilities	23,765	24,352	587
Accumulated deficit	(5,945)	(4,359)	1,586
Total stockholders’ equity	155,059	156,645	1,586
Total liabilities and stockholders’ equity	323,353	324,154	801
There have been no changes to the purchase price in any fiscal 2011 periods. See Note 4 regarding the impairment of goodwill and long-lived assets recorded during the three and nine months ended January 31, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Additionally, the following table reflects the unaudited pro forma results of operations assuming that the USR acquisition had occurred on May 1, 2009:

For the Nine
Months Ended
Description	January 31, 2010
Net product and services sales	$308,063
Net income	29,324
Net income per share	0.51
The pro forma net income has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded during the nine months ended January 31, 2010.
(4) Significant Accounting Policies:
Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our perimeter security products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total expected costs for each contract.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Accounting for Acquisitions — We completed a significant business acquisition in fiscal 2010, which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, the useful lives of the assets, and, as applicable, the reporting unit of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If, as occurred in fiscal 2011, prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined (see Valuation of Long-lived Tangible and Intangible Assets and Goodwill below).
Segment Information — Information regarding our segments is presented in Note 18.
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
We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Based on a combination of factors occurring during fiscal 2011, including the economic environment, changes in government funding, and changes in our internal management and sales structure, we determined that indicators for impairment of goodwill and intangible assets existed in our perimeter security reporting unit. As a result, we conducted an evaluation of these assets pursuant to the guidance above. Based on lower than anticipated projected sales volume, operating profits, and cash flows in this reporting unit, the earnings forecast for the next ten years was revised during the quarter ended October 31, 2010. Based on a continued economic downturn and aggressive actions by our competitors, we re-evaluated the forecast for the next ten years during the three months ended January 31, 2011. The fair value of this reporting unit was estimated using the income approach. Based on such re-evaluation, during the three months ended October 31, 2010 and January 31, 2011, we recorded impairment losses related to goodwill of $38,595 and $45,270, respectively. During the three months ended October 31, 2010 and January 31, 2011, we recorded impairment losses related to intangible assets with definite and indefinite lives of $899 and $5,738, respectively. During the nine months ended January 31, 2011, we recorded an impairment loss related to goodwill of $83,865 and intangible assets with definite and indefinite lives of $6,638. See Note 7 — Goodwill and Intangible Assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our businesses. We estimate fair value using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We have assumed that our future investments for capital expenditures as a percent of revenue will decline in future years because of our improved utilization resulting from cost-saving initiatives, and we believe that days sales outstanding will decline with growth and expand with contraction. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before the markets fully recover. These assumptions could deviate materially from actual results.
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
(5) Notes Payable:
Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including SWC and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. Pursuant to an amendment of the credit agreement dated January 31, 2008, TD Bank, N.A. (“TD Bank”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our fiscal 2009 second and third quarter leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we modified our leverage ratio to 3.25:1 for quarters ending after April 30, 2010. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added USR as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to November 30, 2013. Pursuant to a fifth amendment of the credit agreement dated December 7, 2010, we increased our revolving line of credit to $120,000, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014.
The credit facility provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at LIBOR or a variable rate equal to prime, at our election. As of January 31, 2011, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 5.0% per annum.
As security for the credit facility, TD Bank has a first priority lien on all of our personal property and real estate assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
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
Convertible Debt — On December 15, 2006, we issued an aggregate of $80,000 of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Convertible Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms. As noted below, we have exchanged a total of $50,000 of the Convertible Notes for $50,000 of Senior Notes (as defined below).
The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.
Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes.
The Convertible Notes were convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1 principal amount, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share.
As of January 31, 2011, taking into account the January 14 Exchange (as defined below), the remaining outstanding Convertible Notes are convertible into a total of 4,608,058 shares. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes.
The Convertible Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Convertible Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Convertible Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
We evaluated the conversion features of the Convertible Notes and determined no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.
Senior Notes — On January 14, 2011, we issued an aggregate of $23,155 of our new 9.5% senior notes due 2016 (“Senior Notes”) to two investors in exchange for $23,155 of the Convertible Notes (the “January 14 Exchange”), pursuant to the terms and conditions of an exchange agreement (the “Exchange Agreement”) and indenture (the “Senior Notes Indenture”). On February 10, 2011 and March 3, 2011, we issued an aggregate of $16,788 and $10,057, respectively, of Senior Notes to additional investors in exchange for $16,788 and $10,057, respectively, of the Convertible Notes pursuant to the terms and conditions of additional exchange agreements (the “Supplemental Exchange Agreements”) and the Senior Notes Indenture. As a result, we have exchanged a total of $50,000 of the Convertible Notes for $50,000 of Senior Notes. In accordance with ASC 470-10-45-14, we have classified the full $50,000 as long-term debt on our balance sheet as of January 31, 2011.
The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.
At any time prior to January 14, 2014, we may, at our option (a) redeem all or a portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date, or (b) redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 104.75% of the principal amount of the Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of clause (b) above, at least 65% of the aggregate original principal amount of the Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after January 14, 2014, we may, at our option, redeem all or a portion of the Senior Notes at the redemption price of (1) 104.75% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2014; or (2) 100% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2015, plus, in either case, accrued and unpaid interest on the Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the Senior Notes from the holders of the Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the Senior Notes mature on January 14, 2016.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
The Senior Notes are general unsecured obligations of our company. The Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.
The limitation on indebtedness in the Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indenture) for us and our restricted subsidiaries is less than 2.00 to 1.00. In general, as set forth in the Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.
We evaluated the January 14 Exchange as a modification event under ASC 470-60. Because we are not experiencing financial difficulties, the January 14 Exchange was not accounted for as troubled debt restructuring. Consequently, we evaluated each January 14 Exchange under ASC 470-50, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the conversion feature was removed in the January 14 Exchange, the debt modification was determined to be substantial and, accordingly, the exchanged Convertible Notes were extinguished. The fair value of the Senior Notes were equal to the carrying value of the exchanged Convertible Notes; therefore, no gain or loss on extinguishment was recorded. In accordance with ASC 470-50, we amortized $232 of deferred finance costs associated with the extinguishment to interest expense.
The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to maximum additional indebtedness. We were in compliance with these debt covenants as of January 31, 2011.
(6) Inventories:
The following sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2011 and April 30, 2010:

	January 31, 2011
	(Unaudited)	April 30, 2010
Finished goods	$21,654	$20,623
Finished parts	17,048	13,235
Work in process	7,856	9,187
Raw material	9,633	7,680

Total inventories	$56,191	$50,725

(7) Goodwill and Intangible Assets:
The changes in the carrying amount of goodwill during the nine months ended January 31, 2011 were as follows:

Balance as of April 30, 2010	$83,865
Impairment loss (Note 4)	(83,865)

Balance as of January 31, 2011	$—

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Intangible assets consisted of the following as of January 31, 2011 and April 30, 2010:

		Impairment	January 31, 2011
	Historical Value	(Note 4)	(Unaudited)	April 30, 2010
Developed technology	$3,830	$(617)	$3,213	$3,830
Customer relationships	500	(347)	153	500
Patents, trademarks, and tradenames	13,040	(5,674)	7,366	12,664
Software	536	—	536	435
Backlog	2,400	—	2,400	2,400

	20,306	(6,638)	13,668	19,829
Less: Accumulated amortization	(4,809)	—	(4,809)	(3,610)

Total intangible assets, net	$15,497	$(6,638)	$8,859	$16,219

(8) Accrued Expenses:
Accrued expenses consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011
	(Unaudited)	April 30, 2010
Accrued rebates and promotions	$4,074	$2,589
Accrued professional fees	5,348	4,175
Accrued employee benefits	2,694	2,769
Accrued distributor incentives	3,501	5,758
Accrued environmental	109	80
Interest payable	395	1,192
Accrued workers’ compensation	584	544
Accrued utilities	459	483
Accrued contingent consideration (Note 2)	—	18,238
Deferred revenue	2,458	2,817
Accrued other	5,214	3,439

Total accrued expenses	$24,836	$42,084

(9) Advertising Costs:
We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the nine months ended January 31, 2011 and 2010, advertising expense was approximately $11,760 and $11,629, respectively.
(10) Warranty Reserve:
We generally provide a lifetime warranty to the “original” purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claim data, product recalls, and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such additional costs materialize would be adversely impacted. Warranty expense for the nine months ended January 31, 2011 and 2010 was $2,104 and $2,065, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the nine months ended January 31, 2011 and 2010:

	January 31, 2011	January 31, 2010
Beginning Balance	$4,588	$5,335
Liabilities assumed in the acquisition of USR	—	58
Warranties issued and adjustments to provisions	2,104	2,065
Warranty claims	(2,659)	(2,827)

Ending Balance	$4,033	$4,631

(11) Self-Insurance Reserves:
As of January 31, 2011 and April 30, 2010, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9,905 and $9,694, respectively, of which $4,993 and $4,760, respectively, have been classified as non-current and included in other non-current liabilities, and the remaining amounts of $4,912 and $4,934, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, $536 of excess workers’ compensation receivable has been classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $9,038 and $7,902 for the nine months ended January 31, 2011 and 2010, respectively.
It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. At January 31, 2011 and April 30, 2010, we had product liability and municipal litigation reserves of $5,704 and $5,760, respectively, consisting entirely of estimated legal defense costs, of which $3,020 and $2,983, respectively, have been included in other non-current liabilities, and the remaining amounts of $2,684 and $2,777, respectively, have been included in current liabilities on the accompanying consolidated balance sheets. In addition, at each of January 31, 2011 and April 30, 2010, we had recorded receivables from insurance carriers related to these liabilities of $2,060, of which $2,035 has been classified as other assets and the remaining $25 has been classified as other current assets.
(12) Plant Consolidation:
On December 8, 2010, we implemented a restructuring plan in our firearm division to move production of our hunting product line to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. The closure of our Rochester, New Hampshire facility will result in the termination or relocation of all employees of such facility and an increase in the number of employees in our Springfield, Massachusetts facility by approximately 225 full-time equivalents. We will incur major capital expenditures relating to moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology. We expect to complete this restructuring plan by November 2011.
During the three and nine months ended January 31, 2011, we recorded $973 in expenses related to facilities and employee severance. As of January 31, 2011, we had recorded $802 of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $171 in operating expenses during the nine months ended January 31, 2011. We expect to incur an additional $1,591 in expenses in the fourth quarter of fiscal 2011, bringing the total amount incurred in connection with our restructuring plan to approximately $1,487 for employee severance and relocation expenses and approximately $1,077 for facilities-related expenses during the fiscal year ending April 30, 2011. We expect to incur approximately $3,997 in restructuring expenses in the fiscal year ending April 30, 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the nine months ended January 31, 2011 for the plan discussed above (in thousands):

	Employee
	Severance and
	Termination	Facilities-
	Benefits	Related Costs
Balance at April 30, 2010	$—	$—
Costs incurred during the period	631	342
Costs paid or settled during the period	(2)	(301)

Balance at January 31, 2011 (Unaudited)	$629	$41

On December 21, 2010, in accordance with the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4,400 during the fiscal year ending April 30, 2011. As of January 31, 2011, we placed in service $1,541 of qualified assets and recorded $617 of ITC as a contra asset account included in Property, Plant, and Equipment.
(13) Stockholders’ Equity:
Common Stock
During the nine months ended January 31, 2011, options or warrants were exercised and common stock issued as follows:
(a)
We issued 90,334 shares of common stock having a market value of $330 to former employees upon the exercise of options granted to them while employed at our company. The purchase price of these shares was $144.

(b)	In September 2010, we issued 176,761 shares of common stock under our Employee Stock Purchase Plan (“ESPP”). The purchase price of these shares was $535.
Earnings per Share
The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended January 31, 2011 and 2010 (all numbers in thousands except per share data):

	For the Three Months Ended January 31,
	2011			2010
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$(52,836)	60,248	$(0.88)	$3,116	59,721	$0.05
Effect of dilutive stock options and warrants	—	—	—	—	692	—

Diluted earnings/(loss)	$(52,836)	60,248	$(0.88)	$3,116	60,413	$0.05

For the three months ended January 31, 2011, 6,138,242 shares of common stock issuable upon conversion of the Convertible Notes, 4,044,070 shares of common stock reserved for issuance to the former stockholders of USR and 1,404,737 shares of common stock issuable upon the exercise of stock options and the delivery of restricted stock units (“RSUs”) were excluded from the computation of diluted loss per share because the effect would be antidilutive. For the three months ended January 31, 2010, 6,485,084 shares of common stock issuable upon conversion of the Notes and 1,073,064 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2011 and 2010 (all numbers in thousands except per share data):

	For the Nine Months Ended January 31,
	2011			2010
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic earnings/(loss)	$(83,909)	60,086	$(1.40)	$29,844	57,674	$0.52
Effect of dilutive stock options and warrants	—	—	—	—	787	—
Effect of assumed conversion of convertible debt	—	—	—	1,487	6,485	(0.04)

Diluted earnings/(loss)	$(83,909)	60,086	$(1.40)	$31,331	64,946	$0.48

For the nine months ended January 31, 2011, 6,369,470 shares of common stock issuable upon conversion of the Convertible Notes, 2,420,670 shares of common stock reserved for issuance to the former stockholders of USR, and 1,542,824 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted loss per share because the effect would be antidilutive. For the nine months ended January 31, 2010, 583,200 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
Stock Warrants Issued and Repurchased
On September 12, 2005, we issued warrants to purchase 1,200,000 shares of our common stock to investors as part of a private placement offering. We also issued warrants to purchase 120,000 shares of our common stock to the placement agent. The warrants issued to investors had an expiration date of September 2006, and all such warrants were exercised prior to expiration. In June 2007, the placement agent exercised warrants to purchase 50,000 shares of our common stock on a net exercise cashless basis, netting 34,857 shares. The remaining warrants to purchase 70,000 shares of our common stock expired unexercised on September 12, 2010.
The following outlines the activity related to the warrants for the periods indicated:

	For the Nine Months Ended January 31,
	2011		2010
	Number	Weighted-	Number	Weighted-
	of	Average	of	Average
	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36
Warrants expired during the period	(70,000)	(4.36)	—	—

Warrants outstanding, end of the period	—	$—	70,000	$4.36

Warrants exercisable, end of the period	—	$—	70,000	$4.36

Weighted average remaining life	0.0 years		0.6 years

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made in connection with the hiring of our President and Chief Executive Officer during the fiscal year ended April 30, 2005. These options expire on December 6, 2014.
The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our President and Chief Executive Officer outside of the SOPs for the nine months ended January 31, 2011 and 2010 are as follows:

	For the Nine Months Ended January 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Exercise Price
Options outstanding, beginning of year	3,207,264	$4.93	2,428,263	$4.76
Granted during year	735,600	3.86	900,500	5.19
Exercised during year	(90,334)	1.60	(126,499)	1.51
Canceled/forfeited during year	(490,798)	4.89	—	—

Options outstanding, end of period	3,361,732	$4.79	3,202,264	$5.01

Options exercisable, end of period	2,215,374	$4.98	1,883,600	$4.45

The aggregate intrinsic value of outstanding options that were vested as of January 31, 2011 and 2010 were $1,582 and $2,132, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of January 31, 2011 and 2010 were $1,582 and $2,123, respectively.
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
All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2011 and 2010, 176,761 and 113,208 shares were purchased under the ESPP, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
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
The following assumptions were used in valuing our options and ESPP purchases during the nine-month periods ended January 31, 2011 and 2010:

	For the Nine Months Ended January 31,
	2011	2010
Stock option grants:
Risk-free interest rate	1.31 – 2.47%	3.42 – 3.80%
Expected term	5.36 – 9.0 years	7.08 – 10.0 years
Expected volatility	69.5 – 76.4%	76.0 – 76.9%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.19%	0.18%
Expected term	6 months	6 months
Expected volatility	40.1%	71.4%
Dividend yield	0%	0%
We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the nine months ended January 31, 2011 was $2.64 per share. There were 735,600 and 900,500 options granted during the nine months ended January 31, 2011 and 2010, respectively. The total stock-based compensation expense, including stock options, purchases under the ESPP, and RSU awards, was $976 and $2,379 for the nine months ended January 31, 2011 and 2010, respectively. Stock-based compensation expense is included in general and administrative expenses.
During the nine months ended January 31, 2011 and 2010, we granted 127,700 RSUs and 47,400 RSUs to current and former employees, respectively. These RSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). During the nine months ended January 31, 2011 and 2010, we issued 66,195 and 141,157 shares of common stock, respectively, under RSUs that had vested during such periods with a total market value of $267 and $680, respectively. During the nine months ended January 31, 2011, we cancelled an aggregate of 134,999 performance-based RSUs, consisting of (i) 53,333 performance-based RSUs previously granted to our President and Chief Executive Officer, as financial targets associated with these RSUs will not be met for the fiscal year ending April 30, 2011, (ii) 40,000 performance-based RSUs previously granted to our former Executive Vice President and Chief Financial Officer, (iii) 15,000 performance-based RSUs previously granted to our former President of the Perimeter Security Division, and (iv) 26,666 performance-based RSUs previously granted to our President and Chief Executive Officer, as financial targets associated with these RSUs were not met for the fiscal year ended April 30, 2010. Compensation expense recognized related to grants of RSUs, excluding the $905 impact of the 134,999 canceled performance-based RSUs previously granted to current and former employees named above, was $246 for the nine months ended January 31, 2011. We recognized compensation expense of $301 for the nine months ended January 31, 2010 related to grants of RSUs. As of January 31, 2011, there was $327 of unrecognized compensation cost related to unvested RSUs, much of which relates to performance-based shares. This cost is expected to be recognized over a weighted average of 2.2 years.
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
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
In general, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of our common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of January 31, 2011, we have not had any such changes that would have resulted in the execution of the Rights Plan.
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
At January 31, 2011, we had gross tax-affected unrecognized tax benefits of approximately $1,290, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at January 31, 2011 was approximately $216 and $185, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.
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
(15) Commitments and Contingencies:
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
In addition, we are involved in several purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.
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
New Cases
The following new cases were filed against us during the three months ended January 31, 2011.
Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These actions were filed on or about January 24, 2011. These are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for fiscal 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.
Charles Quasté v. Smith & Wesson Corporation, in the United States District Court for the Eastern District of Pennsylvania. On January 14, 2011, the plaintiff filed an Amended Complaint asserting claims for compensatory damage stemming from an injury allegedly sustained by the plaintiff while using a Model 460XVR revolver. The Amended Complaint asserts claims for negligence, strict liability, and breach of warranty. On February 11, 2011, we filed an Answer to the Amended Complaint denying liability.
Cybergun, S.A. v. Smith & Wesson Holding Corporation and Smith & Wesson Corporation, in the Commercial Court of Paris, France. The complaint, which was filed on or about January 13, 2011, alleges unfair competition and damage to reputation. The plaintiff asserts that it suffered damage to its image and reputation after reports were allegedly made on certain soft air gun web sites that we had previously filed a separate trademark infringement, unfair competition, and breach of contract action against the plaintiff in the United States District Court for the District of Arizona. The plaintiff alleges that we intentionally orchestrated the media coverage reported in the complaint after we filed the separate lawsuit in the United States. The plaintiff is seeking €450,000 in compensatory damages, as well as €15,000 in court costs. An initial court conference has been scheduled for April 21, 2011.
Smith & Wesson Holding Corporation and Smith & Wesson Corp. v. Cybergun, S.A., et al., in the United States District Court for the District of Arizona. We filed this action against the defendants, on or about June 17, 2010, asserting federal trademark infringement, federal unfair competition, federal trademark dilution, contributory and vicarious trademark infringement, common law infringement of trademark, common law unfair competition and breach of contract, following our termination of a trademark license agreement concerning soft air guns with defendant Cybergun. Cybergun has counter-claimed seeking declaratory judgment, as well as counts for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contractual relations, and common law unfair competition. We have answered Cybergun’s counter-claims denying all liability. A scheduling conference was held before the court on November 8, 2010. Discovery is ongoing. Trial is scheduled to begin on May 8, 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Universal Safety Response, Inc. v. Barrier1 Systems, Inc., in the United States District Court for the Northern District of New York. This suit was filed by USR, on September 1, 2010, against the defendant, Barrier1 Systems, Inc. USR’s complaint alleges that the defendant’s barrier system infringes patents owned by USR. On October 14, 2010, the defendant filed counterclaims against USR alleging that USR’s patents are invalid, bad faith, and unfair competition. Both parties seek injunctions, unspecified damages, and attorneys’ fees. On December 1, 2010, the defendant filed a Motion to Transfer Venue to the Middle District of North Carolina. On December 22, 2010, USR opposed the defendant’s motion. No decision has been issued to date. Discovery is ongoing. Trial is scheduled to begin on January 14, 2012.
Cases Dismissed or Resolved
Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. On October 20, 2010, the court granted our motion to dismiss and dismissed the cases without prejudice.
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
Pending Cases
In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it failed to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ended on October 1, 2010. On October 29, 2010, we moved for summary disposition of the case. Lead Plaintiff opposed our motion on November 22, 2010 and cross-moved for partial summary judgment. A hearing of this matter was held for December 20, 2010. No decision has been issued to date. The February 7, 2011 trial date was cancelled pending a decision on the motion for summary judgment.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Nevada. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart). They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On November 15, 2010, the parties stipulated to a scheduling order, signed by the court that same day, that, among other things: (1) consolidated the two cases; and (2) set forth a schedule for the putative plaintiffs to file a consolidated amended complaint, and then a motion to dismiss briefing schedule. On or about November 23, 2010, the defendants removed the action from the District Court of Nevada, Clark County to the United States District Court for the District of Nevada. On December 8, 2010, the putative plaintiffs filed an ex parte motion for extension of time to file their consolidated amended complaint, indicating that they intended to file a motion to remand the case back to state court. The district court granted the motion on December 14, 2010, and ordered that the consolidated amended complaint was due within 14 days after the district court rules on the then-anticipated motion to remand. The putative plaintiffs filed their anticipated motion to remand on December 21, 2010. On December 22, 2010, defendants filed a response to the motion to remand, in which they consented to the remand. The motion to remand has been fully-briefed, but the district court has not yet issued its ruling.
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
Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiffs seek unspecified money damages. The plaintiff Todd Brown claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiffs allege that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying the plaintiffs’ allegations of liability. Discovery is ongoing. On June 24, 2010, we filed a motion for summary judgment. Trial was rescheduled for June 27, 2011.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Steve and Michelle Santoyo v. Bear Lake Holdings, Inc., d/b/a Thompson/Center Arms, et al., in the Circuit Court for Boone County, Missouri. The complaint, which was filed on or about February 11, 2010, asserts claims of strict liability, negligence, failure to warn, negligently supplying a dangerous instrumentality, loss of consortium, and punitive damages. The plaintiffs seek unspecified money damages. The plaintiff Steve Santoyo claims to have been using a Thompson/Center Arms Black Diamond muzzleloader on November 28, 2008 when the firearm allegedly malfunctioned causing him injury. On March 15, 2010, we removed the case to the United States District Court for the Western District of Missouri. On March 22, 2010, we filed our response to the plaintiffs’ complaint. On March 27, 2010, the plaintiffs filed a motion to remand the case back to the circuit court. On April 14, 2010, we opposed the plaintiffs’ motion to remand. On June 15, 2010, the district court denied the plaintiffs’ motion for remand. A motion to dismiss the claims of the plaintiff Michelle Santoyo was filed on July 30, 2010. On August 9, 2010, the plaintiffs filed a Motion to Amend Complaint to add the retailer that sold the firearm as a defendant. On August 18, 2010, the plaintiff Michelle Santoyo’s claims were dismissed without prejudice. Discovery is ongoing related to the plaintiff Steve Santoyo’s claims. On November 22, 2010, the district court granted the plaintiff’s motion to add the retailer that sold the firearm as a defendant. The addition of this defendant destroyed the diversity jurisdiction of the district court and the case was remanded to the circuit court. Trial is scheduled to begin on August 22, 2011.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
We had reserves of $608 as of January 31, 2011 ($577 as non-current) for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. Therefore, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.
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
Deferred Compensation
Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at January 31, 2011. Benefits under this plan are paid monthly (currently monthly benefit is $3 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of January 31, 2011, $464 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.43% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2011 — $28; 2012 — $110; 2013 — $110; 2014 — $92; 2015 — $73; and thereafter — $86.
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
Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $4,296 as of January 31, 2011, with a workers’ compensation bond for self insurance of $3,500 making up the majority of this amount. We had restricted cash totaling $5,812 as of January 31, 2011 of which $5,000 acts as a compensating balance against our line of credit dated December 7, 2010 and $812 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
(16) Derivative Financial Instruments and Hedging Activities:
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2011 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	January 31,
Description	2011	(Level 1)
Assets:
Cash and short-term deposits	$32,581	$32,581
Foreign Exchange Contracts	433	433

Total assets	$33,014	$33,014

We purchase certain finished goods and component parts from a European supplier and pay for them in Euros. We routinely purchase foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates. Forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets.
Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Indefinite-lived intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist. As noted in Note 4, during the three months ended January 31, 2011, we recorded an impairment loss related to goodwill of $45,270 and intangible assets with definite and indefinite lives of $5,738. During the nine months ended January 31, 2011, we recorded an impairment losses related to goodwill of $83,865 and intangible assets with definite and indefinite lives of $6,638 related to our July 20, 2009 acquisition of USR.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
The following table presents information about derivatives outstanding as of January 31, 2011 and 2010:

Derivatives Not Designated as Hedging
Instruments	Balance Sheet Location	2011		2010
	Asset Derivatives

Foreign Exchange Contracts	Other current assets	$433			$—
	Liabilities

Foreign Exchange Contracts	Accrued expenses		—		274
Contingent Consideration (Note 2)	Other non-current liabilities		—		16,157
The following table presents information about the effect of derivative instruments on our financial performance for the nine months ended January 31, 2011 and 2010:

	Location of Gain or (Loss)	Amount of Gain Recognized in Income on
	Recognized in Income on	Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	2011	2010
Foreign Exchange Contracts (realized)	Cost of goods sold	$1,612	$—

Foreign Exchange Contracts (unrealized)	Other income/(expenses)	619	(189)
Contingent Consideration (Note 2)	Other income	3,060	11,668
(17) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect this ASU will have a material effect on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Recently Adopted Accounting Standards
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.
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
For the Nine Months Ended January 31, 2011 and 2010
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
Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,149 and land, buildings, and leasehold improvements totaling $54,697. Included in the assets of the perimeter security segment are intangible assets totaling $3,710.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended January 31, 2011 and 2010
(Dollars in thousands, except share data)
Results by business segment are presented in the following table for the three months ended January 31, 2011 and 2010, respectively:

	For the three months ended January 31, 2011			For the three months ended January 31, 2010
		Perimeter			Perimeter
	Firearms	Security	Total	Firearms	Security	Total
Net product and services sales to external customers	$79,238	$10,099	$89,337	$74,734	$16,237	$90,971
Operating income/(loss)	(1,939)	(53,665)	(55,604)	2,881	1,355	4,236
As a percentage of revenue	-2.4%	-531.4%	-62.2%	3.9%	8.3%	4.7%
Depreciation and amortization	3,339	420	3,759	2,798	763	3,561
Stock based compensation	115	(56)	59	852	—	852
Income tax expense / (benefit)	(856)	(3,783)	(4,639)	484	469	953
Assets	223,275	26,070	249,345	204,387	119,767	324,154
Expenditures for property, plant and equipment	2,299	—	2,299	3,561	659	4,220
Results by business segment are presented in the following table for the nine months ended January 31, 2011 and 2010, respectively:

	For the nine months ended January 31, 2011			For the nine months ended January 31, 2010
		Perimeter			Perimeter
	Firearms	Security	Total	Firearms	Security	Total
Net product and services sales to external customers	$240,566	$39,976	$280,542	$267,691	$34,687	$302,378
Operating income/(loss)	9,799	(95,576)	(85,777)	30,560	2,889	33,449
As a percentage of revenue	4.1%	-239.1%	-30.6%	11.4%	8.3%	11.1%
Depreciation and amortization	9,416	1,365	10,781	8,325	1,758	10,083
Stock based compensation	722	254	976	2,380	—	2,380
Income tax expense / (benefit)	3,989	(5,542)	(1,553)	10,639	1,006	11,645
Assets	223,275	26,070	249,345	204,387	119,767	324,154
Expenditures for property, plant and equipment	6,609	213	6,822	9,707	1,326	11,033
For the three months ended January 31, 2011, operating income/(loss) related to our perimeter security division included an impairment of goodwill and long-lived intangible assets totaling $51,008. For the nine months ended January 31, 2011, operating income/(loss) related to our perimeter security division included impairment losses on goodwill and long-lived intangible assets totaling $90,503.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Please refer to the 2010 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. This section sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
Third Quarter Fiscal 2011 Highlights
Net product and services sales for the three months ended January 31, 2011 were $89,337,000, a $1,634,000, or 1.8%, decrease from net product and services sales of $90,971,000 for the three months ended January 31, 2010. Firearm product and services sales were $79,238,000 for the three months ended January 31, 2011, an increase of $4,504,000, or 6.0%, from the three months ended January 31, 2010, while perimeter security sales were $10,099,000 for the three months ended January 31, 2011 compared with $16,237,000 for the three months ended January 31, 2010. Within firearms, there was a significant increase in consumer demand for our Sigma series of pistols due to our price repositioning strategy and increased promotional activity. In addition, our BODYGUARD® 380 pistol, a new product that began shipping in the first quarter of fiscal 2011, continues to have significant market demand. Tactical rifle sales were below the comparable quarter last year as a result of the consumer market returning to more normal levels following the significant increase in demand that started in our second quarter of the fiscal year ended April 30, 2009. Walther product sales were down significantly on increased competition in the .380 and .22 caliber product lines. Hunting product sales increased 14.5% over the prior year quarter on improved black powder, rimfire, and bolt action product sales. Within perimeter security sales, federal funding deficits and price-focused competition resulted in reduced sales.
Gross profit as a percentage of net sales was 24.1% for the three months ended January 31, 2011 compared with 30.0% for the three months ended January 31, 2010. The decrease in gross profit margin was attributable to increased promotions in our firearm division in light of the reduced consumer demand in certain products, the effects of price repositioning and corresponding distributor inventory protection, costs associated with our plan to move production of our hunting product line to our Springfield, Massachusetts facility, as well as lowered margins in our perimeter security division as a result of price-focused competition and low volumes.
During the three months ended January 31, 2011, we determined that the goodwill and certain long-lived intangible assets related to our acquisition of our perimeter security business were impaired due to market conditions and other factors. Based on this determination, under ASC 280-10, we recorded a non-cash impairment charge of $51,008,000 and reduced the value of those assets to fair value.
Net loss for the three months ended January 31, 2011 was $52,836,000, or $0.88 per fully diluted share, compared with net income of $3,116,000, or $0.05 per fully diluted share, for the three months ended January 31, 2010. The impairment charge recorded in the period had a $0.80 negative impact on basic and fully diluted earnings per share for the three months ended January 31, 2011.
Net product and services sales for the nine months ended January 31, 2011 were $280,542,000, a $21,836,000, or 7.2%, decrease from net product and services sales of $302,378,000 for the nine months ended January 31, 2010. Firearm product and services sales were $240,566,000 for the nine months ended January 31, 2011, a decrease of $27,125,000, or 10.1%, from the nine-month period ended January 31, 2010. Perimeter security sales were $39,976,000 for the nine months ended January 31, 2011 compared with $34,687,000 for the nine months ended January 31, 2010. The nine months ended January 31, 2010 included only the approximately six-and-a-half months subsequent to our July 20, 2009 acquisition of USR. Within firearms, all handgun and tactical rifle product lines, except for premium products, were flat or reduced from the prior year nine-month period. Hunting product sales increased 15.7% over the prior year nine-month period on improved black powder, rimfire, and bolt action product sales. Including pre-acquisition sales for the comparable period, perimeter security sales were slightly below the prior year due to factors associated with the ongoing economic downturn and reduced federal and corporate funding.
Gross profit as a percentage of net sales was 29.3% for the nine months ended January 31, 2011 compared with 32.7% for the nine months ended January 31, 2010. The decrease in gross profit was attributable to increased promotions in our firearm division in light of the reduced consumer demand, costs associated with our plan to move production of our hunting product line to our Springfield, Massachusetts facility, and competitive pressures in our perimeter security division due to reduced demand as a result of federal and corporate budget constraints.
Net loss for the nine months ended January 31, 2011 was $83,909,000, or $1.40 per fully diluted share, compared with net income of $29,844,000, or $0.48 per fully diluted share, for the nine months ended January 31, 2010. The impairment charges recorded in the period had a $1.45 negative impact on basic and fully diluted earnings per share for the nine months ended January 31, 2011.

Results of Operations
Net Product and Services Sales
The following table sets forth certain information relating to net product and services sales for the three months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Revolvers	$18,482	$18,062	$420	2.3%
Pistols	24,656	16,670	7,986	47.9%
Walther	8,303	10,472	(2,169)	-20.7%
Tactical Rifles	7,628	10,369	(2,741)	-26.4%
Premium Products	5,659	4,603	1,056	22.9%
Hunting Firearms	6,898	6,027	871	14.5%
Parts & Accessories	3,519	3,883	(364)	-9.4%

Total Firearms	75,145	70,086	5,059	7.2%
Handcuffs	1,137	1,569	(432)	-27.5%
Specialty Services	1,667	932	735	78.9%
Other	1,289	2,147	(858)	-40.0%

Non-Firearms	4,093	4,648	(555)	-11.9%

Total Firearm Division	79,238	74,734	4,504	6.0%

Perimeter Security Division	10,099	16,237	(6,138)	-37.8%

Total Net Product and Services Sales	$89,337	$90,971	$(1,634)	-1.8%

Net sales for the three-month period ended January 31, 2011 decreased from the comparable quarter last year because of the reduction in revenue in our perimeter security division driven primarily by competitive pressures and reduced or delayed demand because of federal and corporate budget constraints. In our firearm division, revolver sales increased 2.3% from the comparable quarter last year on the impact of sales of our new BODYGUARD 38 revolver. Pistol sales increased 47.9%, driven by an increase in consumer demand on our Sigma pistols due to our price repositioning strategy and increased promotional activity. In addition, our BODYGUARD 380 pistol, a new product introduced late in fiscal 2010, continues to have significant market demand. Walther product sales were down 20.7% as a result of increased competition in the .380 and .22 caliber product lines. Tactical rifle sales have been impacted by a reduction in the strong consumer demand that permeated the market subsequent to the November 2008 presidential election and, as a result, sales of tactical rifles declined 26.4% from the comparable quarter last year. Premium product sales increased 22.9%, primarily driven by the continued success of our Pro Series handguns and the introduction of our matched set of an engraved BODYGUARD revolver and pistol. Hunting products were ahead of the comparable quarter last year on increased black powder, rimfire, and bolt action product sales. The decline in parts and accessories sales also was as a result of the decline in consumer demand.
The order backlog as of January 31, 2011 was $92,804,000, of which $73,840,000 related to firearms, with the balance attributed to perimeter security. The firearm order backlog was $5,092,000 lower than at the end of the comparable quarter last year, although the backlog for the comparable quarter last year was on a downward trend as a result of the slowing strong consumer demand that permeated the market subsequent to the November 2008 presidential election. As compared with the prior quarter ended October 31, 2010, firearm order backlog increased $41,397,000 during the three months ended January 31, 2011 as a result of strong distributor ordering patterns and new product launches while perimeter security backlog decreased $7,042,000 as a result of the economic issues noted above.
Sales into our sporting goods distribution channel were approximately $68,822,000 for the three months ended January 31, 2011, an increase of 17.0% from the comparable quarter last year. Law enforcement firearm sales of $5,086,000 were 27.9% lower than in the comparable quarter last year, which included large orders from the Detroit and West Virginia police departments. Federal government firearm sales of $533,000 were 42.2% lower than in the comparable quarter last year. International firearm sales for the three months ended January 31, 2011 of $4,224,000 decreased 42.9% from the comparable quarter last year. Perimeter security corporate sales were $2,251,000 while federal government sales were $6,651,000 for the three months ended January 31, 2011. The remaining perimeter security sales related to state and local government and transportation customers.

The following table sets forth certain information relating to net product and services sales for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Revolvers	$56,589	$56,546	$43	0.1%
Pistols	64,006	64,390	(384)	-0.6%
Walther	23,889	29,937	(6,048)	-20.2%
Tactical Rifles	23,690	48,135	(24,445)	-50.8%
Premium Products	16,317	13,690	2,627	19.2%
Hunting Firearms	30,122	26,026	4,096	15.7%
Parts & Accessories	13,217	15,226	(2,009)	-13.2%

Total Firearms	227,830	253,950	(26,120)	-10.3%
Handcuffs	3,413	3,802	(389)	-10.2%
Specialty Services	4,805	4,109	696	16.9%
Other	4,518	5,830	(1,312)	-22.5%

Non-Firearms	12,736	13,741	(1,005)	-7.3%

Total Firearm Division	240,566	267,691	(27,125)	-10.1%

Perimeter Security Division	39,976	34,687	5,289	15.2%

Total Net Product and Services Sales	$280,542	$302,378	$(21,836)	-7.2%

Net sales for the nine-month period ended January 31, 2011 decreased from the comparable period last year as ordering returned to more normal levels as compared with the strong consumer demand that occurred after the November 2008 presidential election. Revolver and pistol sales were flat from the comparable period last year on reduced volume in J Frame products to the consumer market as well as reduced international shipments related to our investigation of the DOJ matter, offset by increased sales of Sigma pistols, BODYGUARD 380 pistols, and BODYGUARD 38 revolver. Walther product sales were down 20.2% due to increased competition in the small frame and concealed carry product lines. Tactical rifle sales, the product line most impacted by the decline in consumer demand, declined 50.8% from the comparable period last year. Premium product sales increased 19.2%, primarily driven by the continued success of our Pro Series handguns and the introduction of our matched set of an engraved BODYGUARD revolver and pistol. Hunting products were 15.7% ahead of the comparable period last year on increased black powder, rimfire, and bolt-action product sales. The decline in parts and accessories sales correlated with the decline in consumer demand. The increase in perimeter security sales resulted from the fact that the comparable period last year included only the approximately six-and-a-half months subsequent to our July 20, 2009 acquisition of USR. Including pre-acquisition sales for the comparable period, perimeter security sales were slightly below the comparable period last year due to factors associated with the ongoing economic downturn and reduced federal and corporate funding.
Sales into our sporting goods distribution channel were approximately $205,267,000 for the nine months ended January 31, 2011, a decrease of 5.6% from the comparable period last year as a result of the decrease in tactical rifle demand. Law enforcement firearm sales of $16,716,000 were 24.5% lower than in the comparable period last year. Federal government firearm sales of $2,260,000 were down $846,000, or 27.2%, from the comparable period last year. International firearm sales of $14,861,000 for the nine months ended January 31, 2011 decreased 37.0% from the comparable period last year. Perimeter security corporate sales were $6,611,000 while federal government sales were $30,376,000 for the nine months ended January 31, 2011. The remaining perimeter security sales related to state and local government and transportation customers.
Cost of Products and Services Sold and Gross Profit
The following table sets forth certain information regarding cost of products and services sold and gross profit for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Cost of products and services sold	$67,792	$63,645	$4,147	6.5%
% of net revenue	75.9%	70.0%
Gross profit	$21,545	$27,326	$(5,781)	-21.2%
% of net revenue	24.1%	30.0%

The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Cost of products and services sold	$59,847	$51,910	$7,937	15.3%
% of net revenue	75.5%	69.5%
Gross profit	$19,391	$22,824	$(3,433)	-15.0%
% of net revenue	24.5%	30.5%
Gross profit in our firearm division for the three months ended January 31, 2011 decreased from the comparable quarter last year because of productivity and efficiency issues at our Rochester, New Hampshire facility, $802,000 of costs related to our plan to move production of our hunting product line to our Springfield, Massachusetts facility, and price protection granted to distributors on inventory in stock when we announced our price repositioning strategy during the quarter. The reduction in gross profit as a percentage of sales can also be attributed to the price repositioning initiatives as well as increased promotion costs of $2,336,000 over the comparable quarter last year.
The following table sets forth certain information regarding cost of products and services sold and gross profit for our perimeter security division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Cost of products and services sold	$7,945	$11,735	$(3,790)	-32.3%
% of net revenue	78.7%	72.3%
Gross profit	$2,154	$4,502	$(2,348)	-52.2%
% of net revenue	21.3%	27.7%
Gross profit in our perimeter security division for the three months ended January 31, 2011 decreased from the comparable quarter last year because of the reduction in sales and reduced margins on several large ongoing jobs. In addition, gross profit as a percentage of net sales decreased from the comparable quarter last year as a result of the lower volume which did not cover as much fixed overhead.
The following table sets forth certain information regarding cost of products and services sold and gross profit for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Cost of products and services sold	$198,377	$203,475	$(5,098)	-2.5%
% of net revenue	70.7%	67.3%
Gross profit	$82,165	$98,903	$(16,738)	-16.9%
% of net revenue	29.3%	32.7%
The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Cost of products and services sold	$167,118	$177,982	$(10,864)	-6.1%
% of net revenue	69.5%	66.5%
Gross profit	$73,448	$89,709	$(16,261)	-18.1%
% of net revenue	30.5%	33.5%
Gross profit in our firearm division for the nine months ended January 31, 2011 decreased from the comparable period last year because of the decrease in sales as well as a number of factors impacting margin. Gross profit as a percentage of net sales decreased from the comparable period last year because of unfavorable absorption attributed to lower production volume, increased promotion costs of $4,924,000 offered to stimulate sales, the impact of price protection on distributor inventory, and costs associated with our plan to move production of our hunting product line to our Springfield, Massachusetts facility.

The following table sets forth certain information regarding cost of products and services sold and gross profit for our perimeter security division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Cost of products and services sold	$31,259	$25,493	$5,766	22.6%
% of net revenue	78.2%	73.5%
Gross profit	$8,717	$9,194	$(477)	-5.2%
% of net revenue	21.8%	26.5%
Gross profit in our perimeter security division for the nine months ended January 31, 2011 decreased from the comparable period last year even though there was an increase in revenue associated with a full nine months of ownership in the current period versus approximately six-and-a-half months in the prior comparable period. Gross profit as a percentage of net sales decreased from the comparable period last year because of a variety of reasons, including jobs bid that were completed significantly below expected margins, competitive pressures, and delayed or reduced demand for projects due to federal and corporate budgetary pressures.
Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Research and development	$1,433	$1,166	$267	22.9%
Sales and marketing	9,573	8,703	870	10.0%
General and administrative	15,135	13,221	1,914	14.5%
Impairment of long-lived assets	51,008	—	51,008	100.0%

Operating expenses	$77,149	$23,090	$54,059	234.1%
% of net revenue	86.4%	25.4%
The following table sets forth certain information regarding operating expenses for our firearm division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Research and development	$1,207	$1,126	$81	7.2%
Sales and marketing	8,921	8,672	249	2.9%
General and administrative	11,203	10,145	1,058	10.4%

Operating expenses	$21,331	$19,943	$1,388	7.0%
% of net revenue	26.9%	26.7%
Operating expenses in our firearm division for the three months ended January 31, 2011 increased over the comparable quarter last year because of spending on our investigation of the DOJ and SEC matters and, to a lesser extent, on improvements made to our customer acceptance process in foreign markets, which totaled $3,171,000. These costs were offset by lower profit sharing expense.
The following table sets forth certain information regarding operating expenses for our perimeter security division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Research and development	$226	$40	$186	465.0%
Sales and marketing	652	31	621	2003.2%
General and administrative	3,932	3,076	856	27.8%
Impairment of long-lived assets	51,008	—	51,008	100.0%

Operating expenses	$55,818	$3,147	$52,671	1673.7%
% of net revenue	552.7%	19.4%
Excluding the impact of the impairment of long-lived assets described above, operating expenses in our perimeter security division for the three months ended January 31, 2011 increased $1,663,000, or 52.8%, over the comparable quarter last year because of an increase in sales and management support functions.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Research and development	$3,730	$3,087	$643	20.8%
Sales and marketing	28,176	24,208	3,968	16.4%
General and administrative	45,533	38,159	7,374	19.3%
Impairment of long-lived assets	90,503	—	90,503	100.0%

Operating expenses	$167,942	$65,454	$102,488	156.6%
% of net revenue	59.9%	21.6%
The following table sets forth certain information regarding operating expenses for our firearm division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Research and development	$3,099	$3,002	$97	3.2%
Sales and marketing	26,206	23,959	2,247	9.4%
General and administrative	34,344	32,188	2,156	6.7%

Operating expenses	$63,649	$59,149	$4,500	7.6%
% of net revenue	26.5%	22.1%
Operating expenses in our firearm division for the nine months ended January 31, 2011 increased over the comparable period last year because of spending on our investigation of the DOJ and SEC matters and, to a lesser extent, on improvements made to our customer acceptance process for foreign sales, which totaled $9,106,000. In addition, $839,000 of severance and $682,000 of increased bad debt expense related to international sales were partially offset by $2,999,000 of reduced management incentives, $3,419,000 of reduced profit sharing, and $1,403,000 of lower stock option expense due to the reversal of performance shares.
The following table sets forth certain information regarding operating expenses for our perimeter security division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Research and development	$631	$85	$546	642.4%
Sales and marketing	1,970	249	1,721	691.2%
General and administrative	11,189	5,971	5,218	87.4%
Impairment of long-lived assets	90,503	—	90,503	100.0%

Operating expenses	$104,293	$6,305	$97,988	1554.1%
% of net revenue	260.9%	18.2%
Excluding the impact of the impairment of long-lived assets discussed above, operating expenses in our perimeter security division for the nine months ended January 31, 2011 increased $7,485,000 over the comparable period last year as a result of a full nine months of ownership in fiscal 2011 versus approximately six-and-a-half months in fiscal 2010. In addition, the current period reflects an increase in sales and management support functions.
Income/(Loss) from Operations
The following table sets forth certain information regarding income/(loss) from operations for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Income/(loss) from operations	$(55,604)	$4,236	$(59,840)	-1412.7%
% of net revenue	-62.2%	4.7%
The following table sets forth certain information regarding income/(loss) from operations for our firearm division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Income/(loss) from operations	$(1,939)	$2,881	$(4,820)	-167.3%
% of net revenue	-2.4%	3.9%

The reduction in income from operations in our firearm division for the three months ended January 31, 2011 as compared with the comparable quarter last year resulted from decreased sales and corresponding gross profit as well as increased spending related to the DOJ and SEC matters and costs associated with moving production of our hunting product line.
The following table sets forth certain information regarding income/(loss) from operations for our perimeter security division for the three months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Income/(loss) from operations	$(53,665)	1,355	$(55,020)	-4060.5%
% of net revenue	-531.4%	8.3%
The effect of decreased sales and gross profit in our perimeter security division during the three months ended January 31, 2011 was combined with a $51,008,000 impairment of long-lived assets and the expense of building out the management and sales teams to support the growth of our perimeter security business resulted in a significant loss from operations.
The following table sets forth certain information regarding income/(loss) from operations for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Income/(loss) from operations	$(85,777)	$33,449	$(119,226)	-356.4%
% of net revenue	-30.6%	11.1%
The following table sets forth certain information regarding income from operations for our firearm division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Income from operations	$9,799	$30,560	$(20,761)	-67.9%
% of net revenue	4.1%	11.4%
Income from operations in our firearm division for the nine months ended January 31, 2011 was significantly lower than for the comparable period last year because of lower sales, a decreased gross profit margin, increased spending related to the DOJ and SEC matters, and costs associated with moving production of our hunting product line.
The following table sets forth certain information regarding income/(loss) from operations for our perimeter security division for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

Perimeter Security Division	2011	2010	$ Change	% Change
Income/(loss) from operations	$(95,576)	$2,889	$(98,465)	-3408.3%
% of net revenue	-239.1%	8.3%
The effect of decreased sales and gross profit in our perimeter security division during the nine months ended January 31, 2011 combined with a $90,503,000 impairment of long-lived assets and the expense of building out the management and sales teams to support the growth of our perimeter security business resulted in a significant loss from operations.
Other (Expense)/Income
The following table sets forth certain information regarding other income for the three months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Other (expense)/income	$(468)	$977	$(1,445)	-147.9%
Other (expense)/income for the three month period ended January 31, 2011 had no fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR, a $1,304,000 reduction from the amount recorded during the comparable quarter last year. In addition, during the three months ended January 31, 2011, we recorded a $497,000 unrealized loss on foreign currency hedges.

The following table sets forth certain information regarding other income for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Other income	$3,778	$11,464	$(7,686)	-67.0%
Other income for the nine month period ended January 31, 2011 included $3,060,000 in fair value adjustments related to the contingent consideration recorded in connection with our acquisition of USR, an $8,608,000 reduction from the amount recorded during the comparable period last year. In addition, during the nine months ended January 31, 2011, we recorded a $619,000 unrealized gain on foreign currency hedges.
Interest Expense
The following table sets forth certain information regarding interest expense for the three months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Interest expense	$1,453	$1,235	$218	17.7%
Interest expense increased for the three months ended January 31, 2011 from the comparable quarter last year because of increased debt issue costs related to the increased line of credit and note exchange. During the period, we amortized $232,000 of deferred finance costs associated with debt extinguishment.
The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Interest expense	$3,659	$3,757	$(98)	-2.6%
Interest expense decreased for the nine months ended January 31, 2011 from the comparable period last year because of reduced long-term debt throughout the current period offset by increased debt issue costs related to the increased line of credit and note exchange.
Income Taxes
The following table sets forth certain information regarding income tax (benefit)/expense for the three months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Income tax (benefit)/expense	$(4,639)	$953	$(5,592)	-586.8%
Income tax expense decreased as a result of the decrease in operating profit.
The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Income tax (benefit)/expense	$(1,553)	$11,645	$(13,198)	-113.3%
Income tax expense decreased as a result of the decrease in operating profit. The effective rates for the nine months ended January 31, 2011 and 2010 were 47.68% and 38.53%, respectively. The effective tax rate excludes discrete items such as the impairment of long-lived assets and the valuation of the USR earn-out. The significantly higher effective tax rate as compared with the same period last year was primarily due to a reduction in the expected domestic production activity credit resulting from the net operating loss position as well as the impact of our inability to net our perimeter security division’s state net operating losses against our firearm division’s net income. Incremental income for the remainder of fiscal 2011 will be taxed in the 38.0% to 39.0% range.

Net Income/(Loss)
The following table sets forth certain information regarding net income/(loss) and the related per share data for the three months ended January 31, 2011 and 2010 (dollars in thousands, except share data):

	2011	2010	$ Change	% Change
Net income/(loss)	$(52,836)	$3,116	$(55,952)	-1795.6%
Net income/(loss) per share
Basic	$(0.88)	$0.05	$(0.93)	-1860.0%
Diluted	(0.88)	0.05	(0.93)	-1860.0%
The decrease in net income/(loss) for the three months ended January 31, 2011 from the three months ended January 31, 2010 resulted from the impairment charge recorded as well as lower sales, a decreased gross profit margin, increased investment in the sales and management structure at our perimeter security division, increased operating expenditures related to the DOJ and SEC matters, and costs associated with the relocation plan for our hunting product line. The impairment charge had a $0.80 negative impact on basic and fully diluted earnings per share for the three months ended January 31, 2011.
The following table sets forth certain information regarding net income/(loss) and the related per share data for the nine months ended January 31, 2011 and 2010 (dollars in thousands, except share data):

	2011	2010	$ Change	% Change
Net income/(loss)	$(83,909)	$29,844	$(113,753)	-381.2%
Net income/(loss) per share
Basic	$(1.40)	$0.52	$(1.92)	-369.2%
Diluted	(1.40)	0.48	(1.88)	-391.7%
The $90,503,000 impairment charge recorded during the nine months impacted net income per basic and diluted share by $1.45. The remaining decrease resulted from the same impacts as affected the three months ended January 31, 2011.
Liquidity and Capital Resources
Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.
The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Operating activities	$178	$13,628	$(13,450)	-98.7%
Investing activities	(7,291)	(32,244)	24,953	-77.4%
Financing activities	(148)	15,839	(15,987)	-100.9%

Total	$(7,261)	$(2,777)	$(4,484)	161.5%

On an annual basis, operating activities represent the principal source of our cash flow; however, seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities. Due to the cyclical nature of the hunting business, we typically expect to use cash resources in operations during our first fiscal quarter with future quarters typically covering this early cash usage.
In the first nine months of fiscal 2011, we generated $178,000 in cash from operating activities, a decrease of $13,450,000 from the amount we generated in the first nine months of fiscal 2010. The impact of the current period’s reduced volume and increased operating expenditures combined with a greater increase in inventory on a year-to-date basis were only partially offset by an improved accounts receivable position. During the nine months ended January 31, 2011, inventory increased $5,466,000 versus a $1,960,000 decrease the prior comparable period. This increase can be attributed to the general slowing of demand in the consumer market and, to a lesser extent, new product offerings. Accounts receivable declined $11,290,000 during the nine months ended January 31, 2011 versus a $1,716,000 decrease in the prior comparable period caused by higher sales volume in the comparable period last year.

Excluding the impact of the $21,074,000 in cash used to purchase USR during the nine months ended January 31, 2010, cash used for investing activities decreased by $3,879,000 for the nine months ended January 31, 2011. This decrease in cash used for investing is entirely attributed to lower capital spending during the period. We currently expect to spend approximately $16,000,000 on capital expenditures in fiscal 2011, a decrease of $1,266,000 from the $17,266,000 spent in fiscal 2010. Major capital expenditures will focus on moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
On December 21, 2010, in accordance with the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan to move production of our hunting product line. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4,400,000 during the fiscal year ending April 30, 2011, the majority of which will be received after filing our fiscal 2011 tax return in fiscal 2012.
Cash used by financing activities was $148,000 for the nine months ended January 31, 2011. In May 2009, we completed a stock offering of 6,000,000 shares of our common stock, which yielded net proceeds of $35,082,000. Partially offsetting these proceeds was the payment of $14,350,000 of outstanding debt that had been on USR’s books at the time of the acquisition. We had no short-term bank borrowings at January 31, 2011 or January 31, 2010. As of January 31, 2011, we had $32,594,000 in cash and cash equivalents on hand including restricted cash of $5,812,000.
On December 15, 2006, we issued an aggregate of $80,000,000 of Convertible Notes maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Convertible Notes, together with $28,000,000 from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms.
The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. The Convertible Notes were convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share. As of January 31, 2011, taking into account the January 14 Exchange, the remaining outstanding Convertible Notes are convertible into a total of 4,608,058 shares. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes. As noted below, we have exchanged a total of $50,000,000 of the Convertible Notes for $50,000,000 of Senior Notes. The exchange transaction is now complete and we will use our existing credit facility to address the remaining $30,000,000 of Convertible Notes which may be put to the Company on December 15, 2011.
The Convertible Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Convertible Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60,000,000 available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Convertible Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
On January 14, 2011, we issued an aggregate of $23,155,000 of our new Senior Notes to two investors in exchange for $23,155,000 of the Convertible Notes pursuant to the terms and conditions of the Exchange Agreement and the Senior Notes Indenture. On February 10, 2011 and March 3, 2011, we issued an aggregate of $16,788,000 and $10,057,000, respectively, of Senior Notes to additional investors in exchange for $16,788,000 and $10,057,000, respectively, of the Convertible Notes pursuant to the terms and conditions of the Supplemental Exchange Agreements and the Senior Notes Indenture. As a result, we have exchanged a total of $50,000,000 of the Convertible Notes for $50,000,000 of Senior Notes.
The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

At any time prior to January 14, 2014, we may, at our option (a) redeem all or a portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date, or (b) redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 104.75% of the principal amount of the Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of the clause (b) above, at least 65% of the aggregate original principal amount of the Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after January 14, 2014, we may, at our option, redeem all or a portion of the Senior Notes at the redemption price of (1) 104.75% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2014; or (2) 100% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2015, plus, in either case, accrued and unpaid interest on the Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the Senior Notes from the holders of the Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the Senior Notes mature on January 14, 2016.
The Senior Notes are general unsecured obligations of our company. The Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.
The limitation on indebtedness in the Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indenture) for us and our restricted subsidiaries is less than 2.00 to 1.00. In general, as set forth in the Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.
Given the restrictions on additional indebtedness under the indenture governing the Convertible Notes and the Senior Notes Indenture, any future acquisitions may have to be financed through other means. Our future capital requirements will depend on many factors, including our rate of growth, the timing and extent of new product introductions, the expansion of sales and marketing activities, and the amount and timing of acquisitions of other companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all. We believe that the available borrowings under our credit facilities are adequate for our current needs and at least for the next 12 months.
Other Matters
Critical Accounting Policies
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant accounting policies are disclosed in Note 4 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, to which there have been no material changes. Actual results could differ from estimates made.
Recent Accounting Pronouncements
The nature and impact of recent accounting pronouncements is discussed in Note 17 to our consolidated financial statements commencing on page 25 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
On May 7, 2010, we entered into 11 euro time option forward contracts totaling 12,900,000 euros at an average conversion of 1.276, or approximately $16,460,000. We enter into this type of contract to minimize the fluctuations in exchange rates when purchasing finished goods and components from a European supplier. Forward contracts provide full protection against the depreciation of the U.S. dollar. The last of the option contracts expires on April 30, 2011. The value of the individual contracts fluctuates based on estimated monthly purchases from our European supplier. As of January 31, 2011, we had three forward contracts outstanding totaling 4,550,000 Euros, or approximately $5,752,000, that will expire in varying rates between 1,450,000 and 1,600,000 euros per month through April 30, 2011. During the three months ending January 31, 2011, we experienced a net gain of $220,000 on hedging transactions that were executed during the period. During the nine months ending January 31, 2011, we experienced a net gain of $7,000 on hedging transactions that were executed during the period. The fair market value of outstanding derivatives was an asset of approximately $433,000 and a liability of $274,000 as of January 31, 2011 and 2010, respectively.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer
Dated: March 10, 2011

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer