Form 10-K
period 2011-04-30
SMITH & WESSON HOLDING CORP
filed 2011-06-30
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011

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

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (56,319,511 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $211,198,166. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 29, 2011, there were outstanding 64,510,531 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2011

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings for fiscal 2012 and thereafter; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are a U.S.-based, global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and an active participant in the modern sporting and hunting rifle markets. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, government, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, construction management, customer training, and system maintenance.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We produce and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase our product offerings to leverage the nearly 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license.

Our objective is to be a global leader in the safety, security, protection, and sport markets as they relate to our business. Key elements of our strategy to achieve this objective are as follows:

•	enhancing existing products and introducing innovative new products;

•	entering new markets and expanding our presence in existing markets;

•	enhancing our manufacturing productivity, flexibility, and capacity;

•	capitalizing on our brand name;

•	increasing customer satisfaction and building customer loyalty; and

•	pursuing strategic relationships and acquisitions.

We estimate that the domestic non-military firearm market is approximately $235 million for revolvers and $986 million for pistols, with our market share being approximately 37% and 13%, respectively, and approximately $564 million for hunting rifles, $360 million for modern sporting rifles, and $50 million for black powder rifles, with our market share being approximately 7%, 11%, and 35%, respectively. According to 2009 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 12.4% from 2004 through 2009.

Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and changed our name to Smith & Wesson Holding Corporation in February 2002. We strive to build upon Smith & Wesson’s legacy as an authentic American brand known for innovation and new product designs and embodying our customers’ sense of heritage and independence.

We have had a strategic relationship with Carl Walther GmbH since April 1998. Since June 2002, we have held the production rights for the popular Walther PPK and PPK/S pistols in the United States, which we manufacture at our Houlton, Maine facility. We entered into an agreement with Carl Walther GmbH to become the exclusive U.S. importer and distributor of Walther firearms in February 2004, which is currently extended through the end of fiscal 2013.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”), which is a brand name recognized by hunting enthusiasts and which holds a leading position in the black powder segment of the long-gun market. In addition, TCA possesses expertise in long-gun barrel manufacturing, which is important to our manufacture of long guns. TCA entered the bolt-action rifle market in June 2007 by launching internally developed new products with key differentiating features and benefits, such as certified accuracy, integral sight bases, and a three position safety.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (since renamed Smith & Wesson Security Solutions, Inc. and referred to herein as “SWSS”). SWSS, based in Franklin, Tennessee, provides turnkey perimeter security solutions to protect and control access to key military, government, and corporate facilities. Our acquisition of SWSS was designed to leverage SWSS’ business, product line, and broad customer base to expand into new markets in the security industry. Our acquisition of SWSS was the first step in our planned expansion beyond firearms and enables SWSS to capitalize on our brand strength and reputation for safety and security, which we believe will be attractive to SWSS’ security conscious customer base.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”). We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. The documents are also available in print by contacting our corporate secretary at our executive offices.

Strategy

Our objective is to be a global leader in the businesses of safety, security, protection, and sport. Key elements of our strategy to achieve this objective are as follows:

Enhance Existing Products and Introduce New Products

We continually seek to enhance our existing products and to introduce new products to expand our market share or enter into new markets. During the last two fiscal years, we have introduced 46 new handgun models and 13 new long-gun models. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and bolt-action rifles to our product portfolio. Our July 2009 acquisition of SWSS added perimeter security products, such as active and passive barrier systems, electronic monitoring devices, and electronic control systems, to our product portfolio. We plan to continue to introduce new firearm and security solutions products in fiscal 2012. Some of these new products may be intended for markets and customers that we currently do not serve.

Enter New Markets and Enhance Presence in Existing Markets

We plan to continue to enter new markets and expand our penetration in the markets we serve. Historically, the largest portion of our business resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms and the introduction of our M&P15 Series of modern sporting rifles, we have expanded our business into multiple segments of the long-gun market. In addition, the acquisition of SWSS has expanded our business beyond firearms into the perimeter security market. We are considering additional products and services for other aspects of the safety, security, protection, and sport markets.

Pursue Strategic Relationships and Acquisitions

We intend to develop and expand strategic relationships and pursue strategic acquisitions to enhance our ability to offer new products and penetrate new markets. In 1998, we began our long-standing relationship with Carl Walther GmbH, which has evolved into our exclusive importation and distribution of Walther firearms in the United States. We entered the hunting rifle and black powder firearm market through our January 2007 acquisition of Thompson/Center Arms and the perimeter security market through our July 2009 acquisition of SWSS.

Enhance Manufacturing Productivity and Capacity

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, and enhanced product quality. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet consumer demand for our most popular products.

Capitalize on Brand Name

We plan to capitalize on our Smith & Wesson brand name, which we believe is one of the world’s most recognized brands with 87% recognition across all demographic lines in the United States. We believe our brand name will enable us to introduce new products and services that we do not currently offer and to generate revenue from third parties that believe licensing our brand name will facilitate the sale of their products or services. Customer feedback has shown that the TCA brand name has a high recognition value among hunters. The GRAB® brand name combined with Smith & Wesson’s support has yielded growing recognition in the perimeter security industry for SWSS’ leadership role in developing high-quality perimeter security solutions. Under the Smith & Wesson umbrella, we believe the opportunity for these brands to further penetrate their respective markets is enhanced.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer training and support.

Firearm Products and Services

Firearm Products

General

Our firearm products combine our legacy of nearly 160 years of American know-how with modern technological advances. We strive to leverage our tradition of reliability and innovation in materials, performance, and engineering to produce feature-rich, durable, reliable, accurate, safe, and high-performing firearms that satisfy the needs of our broad range of customers.

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. In fiscal 2011, we introduced six new revolver models, 13 new pistol models, eight new modern sporting rifle models, and two new Walther pistol models. In fiscal 2010, we introduced 19 new revolver models, five new pistol models, and one new Walther pistol model. The introduction of our M&P Series of pistols in January 2005 resulted in our company becoming a leader in the polymer pistol market serving both the law enforcement and sporting goods markets. The launch of our M&P15 Series of modern sporting rifles in January 2006 enabled us to capture what we estimate to be approximately 11% of the modern sporting rifle market. Our January 2007 acquisition of Thompson/Center Arms added black powder firearms, interchangeable firearm systems, and bolt-action rifles to our product portfolio. In addition, the Thompson/Center Arms acquisition added barrel manufacturing capabilities for our M&P Series of modern sporting rifles that we did not previously possess. As a result, we are now participating in three categories of the long-gun market and both core categories of the handgun market.

The sale of firearms accounted for $324.7 million in net sales, or 82.8% of our net sales, for the fiscal year ended April 30, 2011, $339.3 million in net sales, or 83.5% of our net sales, for the fiscal year ended April 30, 2010, and $312.0 million in net sales, or 93.1% of our net sales, for the fiscal year ended April 30, 2009. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson and TCA brands.

Pistols

We currently manufacture 74 different models of pistols. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

Our M&P Series of pistols, which was engineered with input from more than a dozen law enforcement agencies, is designed to offer performance, safety, and durability features that meet the standards of global law enforcement and military personnel and that contain attractive features to consumers. We believe that our M&P Series of pistols is the most ergonomic, feature-rich, and innovative polymer pistol on the market today. The M&P Series of pistols is made with a polymer frame, a rigid stainless steel chassis, and a through-hardened and black melonited stainless steel barrel and slide for durability. The M&P Series of pistols features easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right-and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

During fiscal 2011, we introduced the new S&W 1911 E-Seriestm, which celebrates the 100th anniversary of John Browning’s classic design through a family of innovative and state-of-the-art, single action 1911 pistols. The S&W 1911 E-Series features the classic styling of the original 1911, enhanced to address both style and performance through a host of precision features, including aggressive slide, grip, and frame serrations; enlarged extractor and ejection ports; chamfered and recessed muzzle openings; titanium firing pin assemblies; hammer forged frames; and precision hand fitting. Six Models of this firearm are currently available with additional models slated for introduction during fiscal 2012.

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

Our Sigma Series of pistols consists of double-action pistols constructed with a durable polymer frame and a through-hardened stainless steel slide and barrel. The Sigma Series features an ergonomic design and simple operating procedures. The Sigma Series has been purchased by the U.S. Army Security Assistance Command for use by the Afghanistan National Police and Border Patrol as a result of performance features required in wartime and extreme environmental conditions.

Our Smith & Wesson pistol sales accounted for $91.3 million in net sales, or 23.3% of our net sales, for the fiscal year ended April 30, 2011, $85.5 million in net sales, or 21.1% of our net sales, for the fiscal year ended April 30, 2010, and $93.1 million in net sales, or 27.8% of our net sales, for the fiscal year ended April 30, 2009.

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

Walther sales accounted for $38.0 million in net sales, or 9.7% of our net sales, for the fiscal year ended April 30, 2011, $43.6 million in net sales, or 10.7% of our net sales, for the fiscal year ended April 30, 2010, and $34.3 million in net sales, or 10.2% of our net sales, for the fiscal year ended April 30, 2009.

Revolvers

We currently manufacture 92 different models of revolvers. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer.

We have long been known as an innovator and a leader in the revolver market. We market a wide range of sizes from small-frame, concealed-carry revolvers used primarily for personal protection, to large-frame revolvers used primarily for long-range hunting applications. In 2004, we introduced the S&W500tm, a .500 caliber S&W magnum revolver, which is the world’s most powerful production revolver caliber. It was followed, in 2005, with the Model 460 XVR (X-treme Velocity Revolver), which has the highest muzzle velocity of any production revolver caliber in the world. The extra large frame revolvers are designed to address the handgun-hunting and sport-shooting markets.

During fiscal 2011, we introduced the Governortm, a new revolver engineered to be the ultimate self-defense package. Capable of chambering a mixture of .45 Colt, .45 ACP, and .410 gauge 2 1/2-inch shotgun shells, the Governor is suited for both close and distant encounters, allowing users to customize the ammunition load to their preference. The shooter’s choice of ammunition is housed in the revolver’s six-shot stainless steel PVD-coated cylinder, which adds an extra level of protection to the already rugged platform. On top of the revolver’s compact 2 3/4-inch barrel, we have added a dovetailed Tritium front night sight for enhanced accuracy in low-light conditions. The Governor is also available with factory-installed Crimson Trace® Lasergrips®.

During fiscal 2010, we introduced the BODYGUARD 38, a small-frame, specially engineered, lightweight self-defense revolver chambered in a .38 S&W Special +P with a built-in laser sighting system. The BODYGUARD 38 revolver delivers accuracy and simplicity, features an ambidextrous cylinder release, and its lightweight design allows for penetration into the rapidly growing concealed-carry and personal protection markets.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for nearly 160 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and personal markets. Our revolvers include the Model 10, which has been in continuous production since 1899.

The sale of revolvers accounted for $77.7 million in net sales, or 19.8% of our net sales, for the fiscal year ended April 30, 2011, $75.4 million in net sales, or 18.6% of our net sales, for the fiscal year ended April 30, 2010, and $77.1 million in net sales, or 23.0% of our net sales, for the fiscal year ended April 30, 2009.

Modern Sporting Rifles

Our M&P15 Series of modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. One of the core differentiating features of these rifles is the extreme accuracy of the barrel, which is manufactured using techniques gained through our acquisition of Thompson/Center Arms. These rifles are also popular as sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers.

During fiscal 2011, we added the M&P15 Sporttm to our line of semi-automatic rifles. With its ready-to-go design, the M&P15 Sport features a modular design and benefits from accurate 5R rifling, a durable surface hardened melonited barrel, forged integral trigger guard, adjustable sights, and a single stage trigger. We designed the M&P15 Sport as a lower price-point model to allow more consumers to purchase their first modern sporting rifle.

During fiscal 2010, we introduced the M&P15-22, a .22 caliber version of our M&P15, which is designed for sport shooting and as a low-cost training alternative for law enforcement. During fiscal 2010, we also introduced the M&P4, a fully-automatic version of our modern sporting rifle for the exclusive use of military and law enforcement agencies throughout the world. We continue to expand our modern sporting rifle line to incorporate a number of new features and multiple calibers.

The sale of modern sporting rifles accounted for $38.7 million in net sales, or 9.9% of our net sales, for the fiscal year ended April 30, 2011, $61.8 million in net sales, or 15.2% of our net sales, for the fiscal year ended April 30, 2010, and $39.8 million in net sales, or 11.9% of our net sales, for the fiscal year ended April 30, 2009. During the surge in consumer demand after the 2008 presidential election, modern sporting rifles represented the fastest growing segment of the long-gun market.

Hunting Firearms

We manufacture seven models of bolt-action rifles in 53 different caliber selections. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Our innovative ICON bolt-action, center-fire rifle, launched in 2007, is a premium hunting rifle designed with custom features at a reasonable price. The ICON features a locking lug block bedding system, three position safety, integral sight bases, 5R barrel rifling, and certified accuracy. Our T/C® Venturetm bolt-action rifle, launched in 2009, delivers top end quality, accuracy, and craftsmanship at an entry level price, positioning TCA in a higher volume price segment than its historical premium products have generally allowed. During fiscal 2010, we introduced the .22 caliber HotShottm rifle, which was designed specifically for youth. The HotShot has all of the product features that young shooters need and, by design, is always “on safe” until the hammer is cocked.

We also offer seven high quality models of American-made single shot “black powder,” or “muzzle loader,” firearms. Black powder firearms are weapons in which the ammunition is loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

We offer eight models of interchangeable firearm systems that deliver over 360 different gun, barrel, caliber configurations, and finishes. These systems can be configured as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

The sale of hunting firearms accounted for $38.5 million in net sales, or 9.8% of our net sales, for the fiscal year ended April 30, 2011, $34.6 million in net sales, or 8.5% of our net sales, for the fiscal year ended April 30, 2010, and $34.0 million in net sales, or 10.1% of our net sales, for the fiscal year ended April 30, 2009.

Other Firearm Products

Premium and Limited Edition Handguns and Classics

Our Smith & Wesson Performance Center® has been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer 43 catalog variations in order to enhance product availability.

Our “Classics” department makes it possible to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, which is the firearm made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible guns that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers to craft one-of-a-kind custom firearms. These custom-made applications reflect the skill and vision of the master engraver and the artistic expression of the owner. We offer 36 catalog variations of Classics and engraved Classics to our customers.

Our premium and limited edition handguns and classics and engraving services accounted for $21.6 million in net sales, or 5.5% of our net sales, for the fiscal year ended April 30, 2011, $19.4 million in net sales, or 4.8% of our net sales, for the fiscal year ended April 30, 2010, and $16.2 million in net sales, or 4.8% of our net sales, for the fiscal year ended April 30, 2009.

Parts and Black Powder Accessories

We sell parts and accessories to support our firearm business, including accessories for the black powder market under the TCA brands. The sale of these products accounted for $18.9 million in net sales, or 4.8% of our net sales, for the fiscal year ended April 30, 2011, $18.9 million in net sales, or 4.7% of our net sales, for the fiscal year ended April 30, 2010, and $17.4 million in net sales, or 5.2% of our net sales, for the fiscal year ended April 30, 2009.

Handcuffs

We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications. The sale of handcuffs accounted for $4.8 million in net sales, or 1.2% of our net sales, for the fiscal year ended April 30, 2011, $5.4 million in net sales, or 1.3% of our net sales, for the fiscal year ended April 30, 2010, and $7.1 million in net sales, or 2.1% of our net sales, for the fiscal year ended April 30, 2009.

Smith & Wesson Academy

Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Smith & Wesson Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at our facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art instruction designed to meet the training needs of law enforcement and security customers worldwide.

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. Our acquisition of Thompson/Center Arms included a foundry operation. As discussed below, we are relocating the manufacturing of our hunting products from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility. In connection with this relocation, we intend to sell our foundry operation during fiscal 2012. Specialty services accounted for $6.7 million in net sales, or 1.7% of our net sales, for the fiscal year ended April 30, 2011, $5.3 million in net sales, or 1.3% of our net sales, for the fiscal year ended April 30, 2010, and $6.6 million in net sales, or 2.0% of our net sales, for the fiscal year ended April 30, 2009.

Security Solutions Products and Services

General

We provide turnkey perimeter security solutions to protect and control access to key military, government, and corporate facilities. We provide a broad spectrum of perimeter security solutions, including bollards and wedge barriers, reduced-risk barriers, mobile barriers, canopies and guard booths, signs and signals, intrusion detection systems, vehicle inspection systems, fencing, and gates. We sell these products as part of a comprehensive solution that we integrate, install, and maintain for our customers throughout the United States.

We offer our customers a broad array of perimeter security products and services. Our products are designed and engineered with extensive customer input and incorporate unique and differentiating proprietary features, which have allowed us to obtain a number of patents providing protection against duplication.

Our security solutions sales accounted for $50.1 million in net sales, or 12.8% of our net sales, for the fiscal year ended April 30, 2011 and $48.3 million in net sales, or 11.9% of our net sales, for the fiscal year ended April 30, 2010, which included only the approximately nine-month period subsequent to our acquisition of SWSS in July 2009.

Active Barriers

We currently provide numerous types and sizes of active vehicle barriers. Active vehicle barriers can be raised or lowered by the push of a button to allow or prevent a vehicle from entering a facility. We provide and install a variety of active barriers, including net barriers, retractable wedges and bollards, drop beam barriers, and mobile active barriers. We also sell and install traffic control drop arms, which are often used as a complement or enhancement to active vehicle barriers.

Our flagship proprietary product is the GRAB®, or Ground Retractable Automobile Barrier. The GRAB has been designed to stop a vehicle weighing up to 15,000 pounds and traveling up to 50 miles per hour while reducing the likelihood of significant injury to the vehicle’s occupants. Unlike rigid wedge, beam, or bollard barriers, the GRAB provides anti-ram protection from vehicles while significantly reducing the risk of serious injury or death to the passengers of a vehicle that impacts the GRAB, a significant feature since the majority of impacts on active vehicle barriers are accidental. In addition, the GRAB is reusable after impact and typically can be inspected, reset, and put back into operation in less than an hour. Current customers include the U.S. military, U.S. government agencies, petroleum and chemical companies, and a wide variety of other corporate businesses. We believe the GRAB is the world’s first and only energy absorbing, non-hydraulic barrier series to be certified by the American Society for Testing and Materials (ASTM M50), U.S. Department of Defense, U.S. Department of State (K12), and Federal Highway Administration (TL-2) standards. The Military Surface Deployment and Distribution Command’s Transportation Engineering Agency has designated net barriers, such as the GRAB system, as its preferred type of barrier system. The GRAB system is regularly specified by architectural and engineering firms designing security systems for government and corporate projects. Currently, seven patents have been issued that specifically relate to the GRAB system, and two additional GRAB-related patents are pending.

Passive Barriers

We currently provide and install several types of passive security barriers. Passive security barriers are fixed or semi-permanent barriers designed to prevent vehicle or traffic access to a facility. Our passive barriers include high-security fencing, decorative jersey barriers, post and cable barriers, decorative concrete planters and boulders, fixed bollards, and removable bollards. Many of these systems have been certified by the U.S. Department of State or the U.S. Department of Defense following numerous successful independent crash tests. Our engineering staff routinely designs passive barrier systems to counter specific threats, performing detailed analysis of the materials and structure of these systems to ensure that they are capable of meeting our customers’ requirements.

Mobile Barriers

We currently provide several types of active and passive mobile security barriers. Mobile security barriers are vehicle barriers that are transportable. Our mobile barriers include our internally developed and proprietary EMB®, XMBtm, and STAR barriers.

The EMB, or Expeditionary Mobile Barrier, is our premier mobile barrier product. The EMB is a completely portable, reduced-risk, active vehicle barrier with applications ranging from temporary military checkpoints to law enforcement roadblocks, or as a safe and effective way to end pursuits. This remotely controlled, energy-absorbing net barrier is an innovative, low-cost solution designed to stop a vehicle while reducing the likelihood of serious injury to the vehicle’s occupants. The EMB has been designed to stop a vehicle weighing up to 5,000 pounds and traveling up to 60 miles per hour and has been certified to do so safely by both the ASTM PU60 and the Federal Highway Administration TL-3 test standard following independent third-party testing. The EMB net adjusts to a variety of widths, enabling it to protect one, two, or three lane roadways with the same net. The EMB can be set up within five minutes by only two people and includes a wireless remote control that deploys the barrier net in approximately one second. Like the GRAB, the EMB is reusable and can be immediately reset following an impact without the use of tools. We have sold multiple EMB systems to the U.S. military.

The XMB, or Xtreme Mobile Barrier, is a flexible and easy-to-use mobile or semi-permanent active vehicle barrier. The complete XMB system can be installed in the field in less than ten minutes by two people without any tools. The XMB can be deployed in less than two seconds and can be utilized as a temporary or permanent vehicle security solution. The XMB can be secured to vehicles, security barriers, or fixed bollards and is often selected for use in semi-permanent applications. The U.S. military has utilized the XMB in its domestic operations and its operations in Iraq. In addition, the XMB has been selected for use by a range of customers, including the Federal Reserve Bank and a major financial corporation. This system is available in widths up to 16 feet, in both manual and automatic versions through the use of a wireless remote control to raise and lower the barrier.

The STAR barrier provides a fast and convenient enhancement to mobile military checkpoints, access control points, and entry control facilities. The STAR barrier consists of heavy-duty steel spikes that can cause considerable damage to any vehicle attempting to avoid a checkpoint. The STAR barrier is lightweight, easily transportable, and can be assembled and deployed by a single person. We have delivered hundreds of STAR barriers to the U.S. military, both domestically and overseas, to enhance entry control facility security.

Access Control Products

We provide a wide range of other access control products. We offer customers a complete access control point package tailored to their needs. Before designing a complete access control point and perimeter security package, we work with our customers to determine their desired sequence of operations and preferred traffic engineering solution, and to identify the likely threats to their facilities. Our access control products include signs and signals packages, guard booths, and canopies. In addition, our construction services often reshape and resurface the entrance roadway, form and pour traffic control islands, and install medians, curbing, and decorative barrier walls to provide a platform for our integrated solution.

Electronic Monitoring

In addition to our other access control products, we currently provide several types of electronic monitoring products. Our electronic monitoring products include closed-circuit video monitoring systems, under vehicle inspection systems, license plate readers, and intrusion detection systems. Our proprietary ODDS®, or Over-Speed Directional Detection System, alerts guards at entrance and exit points that a vehicle is approaching at a high rate of speed or that a vehicle is approaching from the wrong direction. ODDS provides guards at access control points with an advanced alert to potential vehicle threats. This alert increases the reaction time for the guard to deploy an active vehicle barrier in response to a threat, adding safety for the guard and reducing the risk of vehicles breaching the access control point.

Services

As part of our perimeter security solutions, we draw upon our extensive experience to offer a wide variety of services that complement our products. We provide customer consultation, design assistance, and customer service throughout the project. Our sales account professionals work directly with our engineers to understand our customers’ needs and goals, analyze their facilities, determine potential threats, and design the most comprehensive perimeter security solution within each customer’s budget. We provide customers with a total perimeter security package, which includes security analysis and design, engineering, project management, construction management, system start-up and testing, training, and maintenance services.

We also offer extensive services to ensure that the benefits of our perimeter security solutions are immediately realized by our customers. We provide training and training resources to ensure that our customers’ personnel are prepared to quickly and accurately respond to potential threats and are able to fully utilize all of the perimeter security resources that we have provided. In addition, we provide preventative maintenance and warranty services to ensure that all of our customers’ facility security products are operating properly and at peak performance.

Marketing, Sales, and Distribution

General

In our firearm division, we employ direct sales people who service commercial, law enforcement, federal, and military distributors, retailers, and dealers. We also sell a significant amount of firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies. In addition, we utilize manufacturer’s representatives to sell our hunting products to commercial distributors, retailers, and dealers. Our top five commercial distributors accounted for a total of 28.8% and 26.2%, respectively, of our net sales for the fiscal years ended April 30, 2011 and 2010. Historically, commercial and law enforcement distributors have been primarily responsible for the distribution of our firearms and restraints.

We market our firearm products primarily through distributors, independent dealers, large retailers, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include conventional campaigns, social and electronic media, as well as in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 240 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved over 1.3 billion consumer impressions (inclusive of Smith & Wesson and Thompson/Center Arms) in fiscal 2011.

We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (“SHOT”) Show, the NRA Show, the National Association of Sporting Goods Wholesalers Show, the International Association of Chiefs of Police Show, the IWA Show in Europe, and various distributor, buying group, and consumer shows.

In our security solutions division, we employ direct sales people who service military, government, and corporate customers. We print and distribute various product catalogs and create digital media catalogs that are distributed by our sales people to current and potential customers. We also operate exhibits and market our products and services at several trade shows, including the ASIS Security Solutions Show, the Force Protection Equipment Demonstration, and the Society of American Military Engineers Show.

For the fiscal years ended April 30, 2011, 2010, and 2009, advertising and promotion expenses amounted to $15.4 million, $13.9 million, and $13.8 million, respectively, excluding the cost of rebates and promotions reflected in gross margin.

We sell our products worldwide. International sales accounted for 5%, 7%, and 7% of our net sales for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

E-Marketing

We utilize our www.smith-wesson.com, www.waltherusa.com, www.tcarms.com, and www.smith-wessonsecuritysolutions.com websites to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We are exploring ways to enhance our ability to utilize e-marketing to provide additional products and services to our customers.

Retail Stores

We operate a retail store, including a commercial shooting range, in Springfield, Massachusetts as well as an online retail store for non-firearm accessories. The Smith & Wesson Shooting Sports Center sells Smith & Wesson, Walther, and TCA firearms, accessories, branded products, apparel, ammunition, and related shooting supplies.

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

Our security solutions division offers a one year parts and labor warranty on most of its proprietary products and services. Extended warranties are also available and typically require a corresponding preventative maintenance agreement for the period of the extended warranty.

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

The products of our licensees are distributed throughout the world. As of April 30, 2011, we licensed our Smith & Wesson trademarks to 17 different companies that market and sell products complementing our products. In fiscal 2011, we signed an agreement with one new licensee and ended our relationship with eight licensees.

Manufacturing

We have three manufacturing facilities for our firearm products: a 530,323 square-foot facility located in Springfield, Massachusetts; a 38,115 square-foot facility located in Houlton, Maine; and a 160,000 square-foot facility located in Rochester, New Hampshire. We also have 61,509 square feet of leased space, of which we utilize 26,186 square-feet for production and warehousing of our perimeter security products, located in Franklin, Tennessee. We conduct our handgun and modern sporting rifle manufacturing and most of our specialty service activities at our Springfield, Massachusetts facility; we conduct our black powder, interchangeable firearm system, and hunting rifle manufacturing at our Rochester, New Hampshire facility; we utilize our Houlton, Maine facility for the production of .22 caliber pistols, metal center-fire pistols, Walther PPK and PPK/S pistols, handcuffs, and other restraint devices; and we manufacture electronic control system panels, perform quality assurance testing, and assemble our perimeter security products in our Franklin, Tennessee facilities. Our Springfield and Houlton facilities are ISO 9001 certified. During fiscal 2011, we announced a plan to relocate the operating activities within the Rochester, New Hampshire facility to existing available space within our Springfield, Massachusetts facilities. The move will be completed during fiscal 2012 and, thereafter, we plan to sell the Rochester facility. See Note 13 to our consolidated financial statements, commencing on page F-25 of this report, which is incorporated herein by reference.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every Smith & Wesson-branded firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield, Massachusetts and our Houlton, Maine facilities are currently operating on a four shift, 168 hour per week schedule while our Rochester, New Hampshire facility is operating on a two shift, 80 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

Many standard perimeter security products are manufactured by suppliers in accordance with strict design specifications and are shipped directly to the customer’s location. Customized products, such as the GRAB, XMB, and EMB, contain components that are manufactured by multiple specialty suppliers and assembled at our Franklin, Tennessee facilities to ensure compliance with quality standards. Proprietary electronic component products, such as the ODDS system, custom barrier control panels, customer operator panels, and UL certified control panels, are programmed, manufactured and/or assembled at our Franklin, Tennessee facilities.

We believe we have a strong track record of manufacturing high-quality products. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have initiated product recalls. Our most recent recall occurred in May 2009 with respect to our Model 22A pistols manufactured at our Houlton, Maine facility. In February 2009, we also issued a recall with respect to our Walther PPK/S pistols manufactured at our Houlton, Maine facility. In November 2008, we issued a recall of our i-Bolt bolt-action rifle bolts manufactured at our Springfield, Massachusetts facility. The aggregate cost of these recalls was $1.8 million.

Supplies

Although we manufacture most of the components for our firearms, we purchase certain parts and components, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, and rifle stocks, from third parties. Most of our major suppliers are U.S.-based and provide products such as raw steel, cutting tools, polymer components, and metal-injected-molded components. The costs of these materials are at competitive rates.

We obtain supplies for our perimeter security products from a number of independent parties based on quality, price, and timeliness of delivery. We utilize steel posts, wire rope, and other components for our proprietary products and bollards, wedge barriers, and other products for our other perimeter security solutions.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new firearm and perimeter security products. In fiscal 2011, 2010, and 2009, our gross spending on research activities relating to the development of new products was $5.3 million, $4.3 million, and $2.9 million, respectively. As of April 30, 2011, we had 40 employees engaged in research and development as part of their responsibilities, with activities ongoing in both our firearm and security solutions divisions.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and the importance of protecting our intellectual property. Accordingly, we own numerous patents related to our firearm and perimeter security products. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. Historically, we have primarily focused on applying for utility patents, but we are now also focusing on protecting the design of our products when we believe that a particular design has merit worth protecting. We have 81 active U.S. patents, including 68 patents relating to our firearm business and 13 relating to our security solutions business. In addition, we hold 23 foreign patents relating to our security solutions business. We do not believe that any single patent is critical to our business.

Because of the significance of our brand name and its usage in licensing activities, trademarks and copyrights also are important to our business and licensing activities. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, registered in 1913-1914, and the derivatives thereof, are known and recognized by the public worldwide and are important to our business.

In addition to our name and derivations thereof, we have numerous other trademarks, service marks, and logos registered both in the United States and abroad. Many of our products are introduced to the market with a particular brand name associated with them. Some of our better known trademarks and service marks include the following:

•	“M&P MILITARY & POLICEtm,” “AIRLITE®,” “THE SIGMA SERIES®,” “ALLIED FORCEStm,” “LADY SMITH®,” “MOUNTAIN GUN®,” “MOUNTAIN LITE®,” and “BODYGUARD®” (all firearms or series of firearms);

•	“MAGNUM®” (used not only for revolvers but an entire line of branded products);

•	“SMITH & WESSON PERFORMANCE CENTER®” (our high-performance gun/custom gunsmith service center and used in connection with products);

•	“SMITH & WESSON ACADEMY®” (our law enforcement/military training center);

•	“CLUB 1852®” (a consumer affinity organization made available to Smith & Wesson firearm owners);

•	“OMEGAtm,” “CONTENDER®,” “ENCORE®,” “TRIUMPH®,” “ENDEAVORtm,” “T/C® VENTUREtm,” “PRECISION HUNTERtm,” and “ICON®” (all firearms or series of firearms);

•	“SWING HAMMER®,” “SPEED BREECH®,” “FLEX TECH®,” and “WEATHER SHIELD®” (all firearms features); and

•	“GRAB®,” “EMB®,” “XMBtm,” and “ODDS®” (all security solutions products and services).

We intend to vigorously pursue and challenge violations of our patents, trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do, while the majority of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and an active participant in the modern sporting and hunting rifle markets.

Our primary competitors are Ruger and Taurus in the revolver market and Beretta, Glock, Heckler & Koch, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Bushmaster, Rock River, Stag, and DPMS in the modern sporting rifle market; Browning, Marlin, Remington, Ruger, Savage, Weatherby, and Winchester in the hunting rifle market; and CVA and Traditions in the black powder firearm market. We compete primarily based upon innovation, product quality, reliability, price, performance, consumer awareness, and service. Our customer service organization is proactive in offering timely responses to customer inquiries.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell over 95% of our handcuffs and restraints in the United States.

Our competitors in the active barrier market of perimeter security include Concentric Security, Secure USA, Delta Scientific, and Nasatka Barriers. Competitors for other perimeter security products, such as canopies, security fencing, close-circuit television, electronic security integration, and prefabricated structures, include Sloan Fence, Anchor Fence, and Gibraltar/Neusecurity. We also sometimes compete with large full-service construction and defense contractors. Although we face competition in individual products or services, we do not believe any single competitor offers the complete scope of technical capabilities and deliverables in engineering, manufacturing, installation services, and maintenance.

Customers

We sell our products and services through a variety of distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

The ultimate users of our firearm products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other government organizations. The ultimate users of our perimeter security products include corporations, military bases, federal and state offices, airports and other transportation agencies, and other government organizations.

During fiscal 2011, 16.8% of our sales were to state and local law enforcement agencies and the federal government, 4.9% were international, 2.4% were to corporate customers, and the remaining 75.3% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

Our firearm business is regulated by the ATF, which licenses the manufacture and sale of firearms. The ATF conducts periodic audits of our firearm facilities. The U.S. Department of State oversees the export of firearms, and we must obtain an export permit for all international shipments.

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

Our security solutions business is not regulated by any individual federal agency. However, we must comply with the Federal Acquisition Regulations (“FARs”) in providing products and services under contracts with the federal government. In addition, vehicle barrier certification is obtained through the American Society for Testing and Materials, which requires a full-scale crash test for barrier certification. Barriers installed at many federal government and military facilities must also be on the approved list of the U.S. Department of State, the U.S. Army Corps of Engineers Protective Design Center, and/or the U.S. Department of Defense. The installation of our perimeter security products are further regulated by a variety of military, federal, state, and local government building and construction regulations depending upon the locality and facility at which they are installed.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main plant in Springfield, Massachusetts. We spent $666,000 in fiscal 2011 on environmental compliance, consisting of $400,000 for disposal fees and containers, $84,000 for remediation, $74,000 for DEP analysis and fees, and $108,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

In the normal course of our business, we may become involved in various proceedings relating to environmental matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant and soil contamination at our Rochester, New Hampshire facility that we are investigating, monitoring, or remediating, as appropriate.

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2011, we had a reserve of $2.1 million for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (“PRP”), and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe that we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

We do not expect that the liability with respect to such investigation and remediation activities will have a material adverse effect on our liquidity or financial condition. However, we cannot be sure that we have identified all existing environmental issues related to our properties or that our operations will not cause environmental conditions in the future. As a result, we could incur additional costs to address the cleanup of the environmental conditions that could be material.

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. In November 2010, we and the former stockholders of Thompson Center Holding Corporation entered into a settlement agreement under which $1.2 million was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. We will use all of the monies released from the escrow account for site remediation. We have estimated the total site remediation costs at $1.5 million and have established an accrual equal to that amount with $78,000 reported in accrued liabilities and the remainder in non-current liabilities. As of April 30, 2011, $1.4 million has been spent on safety and environmental testing and remediation activities, including amounts paid out of the escrow account. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

Employees

As of May 31, 2011, we had 1,520 full-time employees. Of our employees, 1,257 are engaged in manufacturing, 103 in sales and marketing, 43 in finance and accounting, 40 in research and development, 27 in information services, and 50 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 33.8% have 10 or more years of service with our company and 22.0% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2011, we had a backlog of orders of $207.3 million, which consisted of $186.7 million in firearm backlog and $20.6 million in security solutions backlog. The backlog of orders as of April 30, 2010 was $143.1 million for firearms and $35.1 million for security solutions. Our firearm backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease.

Therefore, the firearm backlog may not be indicative of future sales. Our security solutions backlog consists primarily of project-oriented contracts and/or letters of intent that deliver progress payments and are not typically cancelled. Therefore, security solutions backlog is more indicative of future sales but is subject to significant timing variations depending on the size, nature, and scope of each order within the total backlog at any given period of time.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Michael F. Golden	57	President and Chief Executive Officer
Jeffrey D. Buchanan	55	Executive Vice President, Chief Financial Officer, and Treasurer
P. James Debney	43	Vice President; President of Firearm Division
Barry K. Willingham	50	Vice President; President of Security Solutions Division
Ann B. Makkiya	41	Vice President, Secretary, and Corporate Counsel

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

Jeffrey D. Buchanan has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since January 2011. Mr. Buchanan served as a director of our company from November 2004 until December 2010. He was of counsel to the law firm of Ballard Spahr LLP from May 2010 until December 2010. Mr. Buchanan served as a Senior Managing Director of CKS Securities, LLC, a registered broker-dealer, from August 2009 until May 2010 and as a Senior Managing Director of Alare Capital Securities, L.L.C., a registered broker-dealer, from its formation in November 2006 until July 2009. From 2005 to 2006, Mr. Buchanan was principal of Echo Advisors, Inc., a corporate consulting and advisory firm focusing on mergers, acquisitions, and strategic planning. Mr. Buchanan served as Executive Vice President of Three-Five Systems, Inc., a publicly traded electronic manufacturing services company, from June 1998 until February 2005; as Chief Financial Officer and Treasurer of that company from June 1996 until February 2005; and as Secretary of that company from May 1996 until February 2005. Three-Five Systems, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on September 8, 2005. Mr. Buchanan also served as Vice President — Finance, Administration, and Legal of that company from June 1996 until July 1998 and as Vice President — Legal and Administration of that company from May 1996 to June 1996. Mr. Buchanan served from June 1986 until May 1996 as a business lawyer with O’Connor, Cavanagh, Anderson, Killingsworth & Beshears, a professional association, most recently as a senior member of that firm. Mr. Buchanan was associated with the law firm of Davis Wright Tremaine from 1984 to 1986, and he was a senior staff person at Deloitte & Touche from 1982 to 1984. Mr. Buchanan is a director of Synaptics Incorporated, a Nasdaq Global Select Market-listed company that is a leading worldwide developer and supplier of custom-designed user interface solutions.

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

Barry K. Willingham has served as Vice President of our company and President of our security solutions division since September 2010. Mr. Willingham served as Chief Operating Officer of our security solutions division from March 2010 until September 2010. Mr. Willingham was Vice President of the Security Division of Ameristar Fence Products from October 2002 through March 2010; Director of International Strategic Business for the Chemical Division of Hilti Corporation, a multi-national manufacturing firm, from September 1999 until October 2002; and President and General Manager of United Firestop Systems, a contract installation company, from September 1998 until September 1999. From April 1983 until September 1998, Mr. Willingham held a series of increasingly responsible sales, marketing, and management positions with Hilti Corporation.

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

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects.

Our performance is influenced by a variety of general economic and political factors.

Our performance is influenced by a variety of general economic and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. Economic conditions affect corporate earnings, expansion plans, capital expenditures, and strategies as well as governmental political and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers and sales of our perimeter security products to corporate customers.

Political and other factors also can affect our performance. For example, we experienced strong consumer demand for our handguns and modern sporting rifle products beginning in our third fiscal quarter ended January 31, 2009, following a new administration taking office in Washington, D.C., speculation surrounding increased gun control, and heightened fears of terrorism and crime.

The actions we are taking to increase the sale of our hunting products may not be successful.

Sales of hunting products have been soft for several years. Among other things, we attribute the weakness in sales of hunting products to the severe weakness in the economy, generally unfavorable weather conditions, the levels of hunting product inventory in the sporting goods distribution channel, a lower availability of lands available for hunting, and shifting demographics. We have taken a number of actions to increase the demand for our hunting products, including the introduction of new products and lower price-point products in an effort to reach a larger segment of the market, moving from a direct sales force to a manufacturers’ representative model, instituting cost-cutting initiatives and workforce reductions at our Rochester, New Hampshire facility, and the ongoing consolidation of our Rochester, New Hampshire operations with our operations in Springfield, Massachusetts. The actions we are taking to increase the sale of our hunting products may not be successful.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearm sales to law enforcement agencies have been successful to date with over 700 agencies in the United States and 70 agencies abroad selecting or approving for carry our M&P Series of pistols. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, 86.3% of our net firearm sales remains in the sporting goods distribution channel.

From time to time, we have been capacity constrained in our firearm business.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our firearm products. Periodic capacity constraints remain despite our achieving significant improvements in our production as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. During the last several years, we have enhanced our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, and increased manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying consumer orders and result in a loss of market share to competitors that are not capacity constrained. We may suffer excess capacity and increased overhead if we increase our capacity to meet demand and that demand decreases.

Our agreement with Walther could be terminated.

We are the exclusive U.S. importer and distributor of Walther firearms and hold the production rights for the Walther PPK pistol in the United States, which we manufacture at our Houlton, Maine facility. Our current agreement with Carl Walther GmbH is set to expire at the end of fiscal 2013. In addition, there are provisions in the agreement that give Carl Walther GmbH the right to terminate the agreement with proper notice. The failure to renew the existing agreement or the cancellation or termination of the agreement would have a significant negative impact on our revenue and would create excess capacity at our Houlton, Maine facility. Walther sales represented 9.7%, 10.7%, and 10.2% of our net sales for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

Our Springfield, Massachusetts facility is critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our firearm products at this facility. The facility also houses our principal research, development, engineering, design, shipping, sales, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our customers. We frequently make certain changes in our manufacturing operations and modernize the facility and associated equipment and systems as a result of the age of the facility and certain inefficient manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-efficient manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in improving efficiencies.

Our efforts to develop new products may be costly and ineffective.

Our efforts to develop new products may not be successful, and any new product that we develop may not result in customer or market acceptance. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful or achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, and unfavorable performance. Significant expenses related to proposed new products that prove to be unsuccessful for any reason will adversely affect our operating results.

We face risks associated with government contracts.

We have contracts with various government entities, including the U.S. government, in connection with our security solutions business and may enter into such contracts in the future in connection with our firearm business. U.S. government contracts are subject to termination by the government, either for convenience or for default as a result of our failure to perform under the applicable contract. If a contract is terminated for convenience, we are generally entitled to reimbursement for our allowable costs incurred plus termination costs and a reasonable profit. In the case of a termination for default, the government typically pays only for the work it has accepted, and we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages the government suffers.

Government contracts are subject to political and budgetary constraints. Current or future economic conditions, as well as potential budget cuts and competing demands for federal funds, could impact U.S. defense spending. We cannot predict the amount of total funding or funding for individual programs in future years. Reductions in or the elimination of funding for existing programs in which we participate or the reallocation of spending to programs in which we do not participate may adversely affect our operating results.

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

We could be suspended or debarred from government contracting activities. Our failure to comply with the terms of one or more of our government contracts or with any of the government statutes and regulations, or the indictment or conviction on criminal charges by any of our subsidiaries or employees (including misdemeanors) relating to any of our government contracts, could result in debarment. In addition, we could be subject to civil or criminal penalties and costs. Some federal and state statutes and regulations provide for automatic debarment in certain circumstances, such as upon a conviction for a violation. The suspension or debarment in any particular case may be limited to the facility, contract, or subsidiary involved in the violation or could be applied to our entire company in various circumstances. Even a narrow suspension or debarment could result in negative publicity that could adversely affect our ability to renew contracts and to secure new contracts, both with governments and private customers, which could materially and adversely affect our business and results of operations.

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

Our security solutions business may incur liabilities related to professional services.

Because we engineer our perimeter security products for use as a security measure for our customers, our failure to properly engineer the products in accordance with the standards to which they are sold could subject us to damages, which may include punitive damages. In addition, many of our security solutions installation contracts include liquidated damages provisions under which we could be subject to damages as a result of delays in the performance of our work under the contract. These damage claims may exceed any insurance coverage that we currently maintain.

Percentage-of-completion accounting used for our security solutions contracts can result in overstated or understated profits or losses.

We account for the revenue for our security solutions contracts in accordance with the percentage-of-completion method of accounting. This method of accounting requires us to calculate revenue and profit to be recognized in each reporting period for each project based on our predictions of future outcomes for each project, including our estimates of the total cost to complete the project, the project schedule and completion date, the percentage of the project that is completed, and the amounts of any change orders. Our failure to estimate accurately these factors, which are often subjective, could result in overstated or understated profits or losses for certain projects during a reporting period.

We may act as a general contractor or a subcontractor for certain security solutions projects, which may subject us to various risks.

We may act as a general contractor in connection with certain security solutions projects. When we act as a general contractor, we are subject to various risks associated with construction (including shortages of labor and materials, work stoppages, labor disputes, failure to timely receive necessary approvals and permits, government regulations, and weather interference), which could cause construction delays. We are also responsible for the performance of the entire contract, including work assigned to subcontractors. Claims may be asserted against us for construction defects, personal injury, or property damage caused by the subcontractors, and, if successful, these claims could give rise to liability. The cost of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are unable to obtain adequate insurance against these claims in the future, our business and results of operations could be adversely affected.

In addition, we depend on third-party subcontractors to complete various aspects of security solutions projects whether or not we serve as a general contractor. Our ability to complete our projects on time and within our expected cost may be at risk based on subcontractor performance. Failure to complete a project on time may reduce our profit on that project, may subject us to damages by the customer, and may put at risk our ability to obtain work with that customer in the future. Substandard work on the part of our subcontractors could lead to a risk of product liability claims as well as customer dissatisfaction.

We also depend on general contractors for security solutions projects on which we serve as a subcontractor. In such cases, the success of the project and our receipt of compensation can depend on the experience, performance, and financial condition of the general contractor.

Our security solutions division could be adversely affected by severe weather.

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

Product liability claims could adversely affect our operating results and reputation.

Product liability claims could adversely affect our operating results and reputation. We generally provide a lifetime warranty to the original purchaser of our new firearm products and provide warranties for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. Product liability claims could harm our reputation; cause us to lose business; and cause us to incur significant warranty, support, and repair costs.

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

Our firearm businesses are self-insured for our employee medical plan. The average age of employees working in our firearm division is 47 years. Approximately 15% of those employees are age 60 or over. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability.

Insurance and bonding is expensive and may be difficult to obtain.

Insurance coverage for firearm companies, including our company, is expensive and from time to time relatively difficult to obtain. Our insurance costs were $5.2 million in fiscal 2011. An inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

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

Our business is seasonal.

Historically, our fiscal quarter ending July 31 had been our weakest quarter, primarily as a result of customers pursuing other sporting activities outdoors with the arrival of more temperate weather and the reduced disposable income of our customers after using their tax refunds for purchases in March and April, historically our strongest months. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts our business has lessened because the hunting industry generally prepares for the hunting season well in advance of cooler temperatures. In addition, with the acquisition of SWSS in fiscal 2010, weather-related seasonality and timing associated with the end of the federal budget period each September 30th can result in the potential for lower sales in the winter. We now expect that our fiscal quarter ending January 31st will be our weakest quarter, as sales associated with hunting sharply decline as the season winds down and construction projects in our security solutions division are subject to delay due to snow, freezing temperatures, or inclement weather throughout much of the nation.

Shortages of and price increases for components and materials may delay or reduce our sales and increase our costs, thereby harming our operating results.

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

We operate in intensely competitive markets that are characterized by competition from major domestic and international companies in our firearm business and from a large number of competitive companies and alternative solutions in our security solutions business. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic handguns to lower priced or comparable foreign alternatives would adversely affect our firearm business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition is primarily based on quality of products, product innovation, price, consumer brand awareness, alternative solutions, and customer service and support. Pricing, product image, name, quality, and innovation are the dominant competitive factors in the firearm industry.

Our ability to compete successfully depends on a number of factors, both within and outside our control.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and introducing innovative new products and services;

•	our ability to predict the evolving requirements and desires of our customers;

•	the quality of our products and customer service;

•	product and service introductions by our competitors; and

•	foreign labor costs and currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our products.

Our objective of becoming a global leader in the businesses of safety, security, protection, and sport may not be successful.

Our objective of becoming a global leader in the businesses of safety, security, protection, and sport may not be successful. This objective was designed to diversify our business and to reduce our traditional dependence on handguns in general, and revolvers in particular, in the sporting goods distribution market. While we have been successful in substantially expanding our pistol business in multiple markets, in entering the long-gun market with modern sporting rifles and hunting rifles, and in entering the security solutions business, we have not yet fully achieved our broader objectives. Pursuing our strategy to fulfill our objective may require us to hire additional managerial, manufacturing, marketing, and sales employees; to introduce new products and services; to purchase additional machinery and equipment; to expand our distribution channels; to expand our customer base to include a leadership position in sales to law enforcement agencies and the military; and to engage in strategic alliances and acquisitions. We may not be able to attract and retain the additional employees we require, to introduce new products that attain significant market share, to increase our law enforcement and military business, to complete successful acquisitions or strategic alliances, or to penetrate successfully other safety, security, protection, and sport markets.

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

As part of our business strategy, we plan to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, and enhance our current markets and business. Our acquisitions of Thompson/Center Arms in January 2007 and SWSS in July 2009 are the only acquisitions that we have completed to date. Our acquisition strategy involves significant risks. We cannot accurately predict the timing, size, and success of our acquisition efforts. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

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

As a part of our acquisition strategy, we frequently engage in discussions with various companies. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal and consulting costs.

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

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs as well as our security solutions offerings and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment, which will include ongoing modernization of our Springfield, Massachusetts facility and securing by lease or purchase an enlarged facility for our security solutions business; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our sales, marketing, and licensing efforts.

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

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program (“EDIP”), with $4.4 million available for use in fiscal 2011. This credit was granted by the state of Massachusetts in consideration of the relocation of our hunting product production from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from hiring the required personnel or investing the required level of capital, we may be required to repay part or all of the tax credit received.

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

While we transact business predominantly in U.S. dollars and invoice and collect most of our sales in U.S. dollars, a portion of our revenue results from goods that are purchased, in whole or in part, from a European supplier, in euros, thereby exposing us to some foreign exchange fluctuations. In the future, more customers or suppliers may make or require payments in non-U.S. currencies, such as the euro.

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

Political and economic conditions abroad may result in a reduction of our sales as a result of the sale of our products in numerous foreign countries; our importation of firearms from Walther, which is based in Germany; our purchase of ammunition magazines from Italy; and our purchase of accessories from China. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import firearms and parts from Walther and other foreign suppliers.

Our foreign sales of handguns and our importation of handguns from Walther create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

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

The investigation by the U.S. Department of Justice (“DOJ”) for potential Foreign Corrupt Practices Act (“FCPA”) violations as described below caused us to make substantial changes in our foreign sales personnel and foreign representatives, modify our processes, and cease sales in certain foreign countries. These actions have had and can be expected to continue to have an adverse effect on the level of our foreign sales.

We are subject to extensive regulation.

Our firearm business is subject to the rules and regulations of the ATF. If we fail to comply with the ATF rules and regulations, the ATF may limit our activities or growth, fine us, or ultimately put us out of business. Our firearm business, as well as the business of all producers and marketers of firearms and firearm parts, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws require the licensing of all persons manufacturing, importing, or selling firearms as a business; require background checks for purchasers of firearms; impose waiting periods between the purchase of a firearm and the delivery of a firearm; prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records; regulate the interstate sale of handguns; prohibit the interstate mail-order sale of firearms; regulate the employment of personnel with criminal convictions; restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions; and prohibit the private ownership of fully automatic weapons. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws generally seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. The regulation of firearms could become more restrictive in the future and any such restriction would harm our business. In addition, these laws, regulations, and protocols, as well as their interpretation by regulatory authorities, may change at any time. There can be no assurance that such changes to the laws, regulations, and protocols or to their interpretation will not adversely affect our business.

In addition, a significant number of our products are serial number controlled and detailed acquisition and disposition records must be kept to ensure compliance with federal regulations as administered by the ATF. Also, the export of our products is controlled by the International Traffic in Arms Regulations (“ITAR”). ITAR implements the provisions of the Arms Export Control Act as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. Among its many provisions, ITAR requires a license application for the export of firearms and congressional approval for any application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

As a government contractor, we are required to comply with the FAR, a set of regulations established to govern the process through which the government purchases goods and services.

In our security solutions business, we are also subject to numerous construction and safety regulations that apply to construction sites, regulations regarding payment of prevailing wages and the provision of specific fringe benefits on federal government construction contracts, and local permitting requirements at each location where we install our products.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Health and Safety Act, and many other regulations surrounding employment law, environmental law, and taxation.

Compliance with all of these regulations is costly and time consuming. Although we take every measure to ensure compliance with the many regulations we are subject to, inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products that we sell.

We are currently involved in numerous lawsuits.

We are currently involved in numerous lawsuits, including a lawsuit involving a municipality, a securities class action lawsuit, and several purported stockholder derivative lawsuits.

We are currently defending a lawsuit brought by the city of Gary, Indiana against us and numerous other manufacturers and distributors arising out of the design, manufacture, marketing, and distribution of handguns. The city seeks to recover substantial damages, as well as various types of injunctive relief that, if granted, could affect the future design, manufacture, marketing, and distribution of handguns by the defendant manufacturers and distributors. We believe that the various allegations are unfounded and, in addition, that any accidents and any results from those accidents were due to negligence or misuse of the firearm by a third party and that there should be no recovery against us.

We and certain of our officers were named in three similar purported securities class action lawsuits, which were subsequently consolidated into one action. The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. The certified consolidated action consists of a class of persons who purchased our securities between June 15, 2007 and December 6, 2007.

We are involved in several purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of attorneys’ fees.

We are vigorously defending ourselves in these lawsuits. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

Reference is made to Note 21 to our consolidated financial statements for a discussion of these and other lawsuits to which we are subject.

We are under investigation by the U.S. Department of Justice for potential FCPA violations.

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our former employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts, and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

We are under investigation by the SEC for potential violation of federal securities laws.

In May 2010, we received a letter from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, results of operations, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.

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

We may not have identified all existing contamination on our properties, including the property associated with our Thompson/Center Arms acquisition in January 2007, and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional material costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2011, our consolidated short- and long-term indebtedness was $80.0 million. We may incur additional indebtedness in the future, including borrowings under our revolving credit facility. Our indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

Under the terms of the indenture governing our 4% senior convertible notes due 2026 (the “senior convertible notes”), we are limited in our ability to incur future indebtedness until certain conditions are met.

Under the terms of the indenture governing the senior convertible notes that we sold in December 2006, we agreed to a limitation on the incurrence of debt by us and our subsidiaries. Until such time as the closing price of our common stock has exceeded 200% of the conversion price of the senior convertible notes for at least 30 trading days during any period of 40 consecutive trading days, we may not, directly or indirectly, incur debt in excess of designated amounts. This limitation affects our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors, including the ability to finance potential acquisitions. If we are unable to make additional borrowings as a result of this limitation, our financial condition and results of operations may be adversely affected.

We may not have the funds necessary to repay the senior convertible notes at maturity or purchase the senior convertible notes at the option of the noteholders or upon a fundamental change as required by the indenture governing the senior convertible notes.

At maturity, the entire $30.0 million outstanding principal amount of the senior convertible notes will become due and payable by us. In addition, on December 15, 2011, December 15, 2016, and December 15, 2021, holders of the senior convertible notes may require us to purchase their senior convertible notes for cash. Based on the trading price of our common stock during the last year, we expect that the entire outstanding principal amount of the senior convertible notes will be put to us on December 15, 2011. Noteholders may also require us to purchase their senior convertible notes for cash upon a fundamental change as described in the indenture governing the senior convertible notes. It is possible that we may not have sufficient funds to repay or repurchase the senior convertible notes when required. No sinking fund is provided for the senior convertible notes.

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

The sale of a substantial number of shares that are eligible for sale could adversely affect the price of our common stock.

As of April 30, 2011, there were 64,510,531 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144.

As of April 30, 2011, we had outstanding options to purchase 3,137,565 shares of common stock under our incentive stock plans and other option agreements and 123,600 undelivered restricted stock units under our incentive stock plans, and we had issued 1,895,732 of the 10,000,000 shares of common stock reserved for issuance under our employee stock purchase plan. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the employee stock purchase plan. As a result, shares issued under these plans will be freely tradeable without restriction, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

If holders of our senior convertible notes elect to convert their senior convertible notes and sell material amounts of our common stock in the market, such sales could cause the price of our common stock to decline, and such downward pressure on the price of our common stock may encourage short selling of our common stock by holders of our senior convertible notes or others.

The conversion of some or all of our senior convertible notes will dilute the ownership interests of existing stockholders. To the extent that holders of our senior convertible notes elect to convert the senior convertible notes into shares of our common stock and sell material amounts of those shares in the market, our stock price may decrease as a result of the additional amount of shares available on the market. The subsequent sales of these shares could encourage short sales by holders of senior convertible notes and others, placing further downward pressure on our stock price.

If there is significant downward pressure on the price of our common stock, it may encourage holders of senior convertible notes or others to sell shares by means of short sales to the extent permitted under the U.S. securities laws. Short sales involve the sale by a holder of senior convertible notes, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire common stock, such as upon conversion of senior convertible notes. A holder of senior convertible notes may close out any covered short position by converting its senior convertible notes or purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of senior convertible notes will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the conversion price of the senior convertible notes. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.

We may issue securities that could dilute stockholder ownership and the net tangible book value per share of our common stock.

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

Many factors could affect the market price of our common stock, including the following:

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

In addition, market demand for small-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance, could result in significant fluctuations in the market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect the growth of our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own three manufacturing facilities for our firearm division. Our principal facility is a 530,323 square-foot plant located in Springfield, Massachusetts. We also own a 38,115 square-foot plant in Houlton, Maine and a 160,000 square-foot plant in Rochester, New Hampshire. The Springfield facility is primarily used to manufacture our handguns and rifles; the Houlton facility is primarily used to manufacture handcuffs, restraints, .22 caliber pistols, metal center-fire pistols, and the Walther PPK and PPK/S pistols; and the Rochester facility is primarily used to manufacture hunting rifles, black powder firearms, interchangeable firearm systems, and long gun barrels. During fiscal 2011, we announced a plan to relocate the operating activities at our Rochester facility to our Springfield facility. The move will be completed during fiscal 2012. In addition to the firearm production, the Rochester facility contains a foundry operation, which is used to cast metal parts used in the firearm and other industries. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand except in the case of certain recently introduced popular products. In addition, we own a 56,869 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution, a public shooting facility, and a retail store.

We lease an aggregate of 61,509 square feet of office and manufacturing space at four facilities for our security solutions division. The facilities are all located within a quarter mile of each other in Franklin, Tennessee. Although all of the facilities are in good condition, our office personnel and information technology infrastructure are divided between the facilities. Accordingly, we have executed a lease agreement for new office and warehouse space adjacent to our current main office into which we will consolidate all of our Franklin-based office personnel. This move will be completed in early fiscal 2012 and result in an aggregate of 64,574 square feet of leased space. The new lease agreement also provides for the ability to expand when required and as additional adjacent space becomes available in the same building.

We lease 2,841 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our board of directors. The lease expires on December 31, 2012.

We lease 427 square feet of office space in Washington, D.C., which houses certain executive staff. The lease expires on December 31, 2011.

We believe that all of our facilities are adequate for present requirements and that our current equipment is in good condition and is suitable for the operations involved.

Item 3.	Legal Proceedings

The nature of the legal proceedings against us is discussed in Note 21 to our consolidated financial statements, commencing on page F-38 of this report, which is incorporated herein by reference.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

2009
First quarter	$7.48	$4.08
Second quarter	$5.83	$1.53
Third quarter	$3.29	$1.67
Fourth quarter	$7.50	$2.30
2010
First quarter	$7.52	$4.59
Second quarter	$6.35	$4.25
Third quarter	$5.80	$3.83
Fourth quarter	$4.89	$3.75
2011
First quarter	$4.71	$3.83
Second quarter	$4.11	$3.53
Third quarter	$4.20	$3.54
Fourth quarter	$4.06	$3.27

On June 29, 2011, the last reported sale price of our common stock was $2.93 per share. On June 29, 2011, there were approximately 738 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility, as well as the indentures governing the senior convertible notes and our 9.5% Senior Notes due 2016 (the “9.5% senior notes”), restrict our ability to pay dividends.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2011 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc., Point Blank Solutions, Inc., Ceradyne, Inc., and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2006. The calculation of cumulative stockholder return on the S&P SmallCap 600 and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,
And Two Peer Groups

*	$100 invested on April 30, 2006 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal 2011.

Item 6.	Selected Financial Data

The consolidated statement of operations and cash flows data for the fiscal years ended April 30, 2011, 2010, and 2009 and the consolidated balance sheet data as of April 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations and cash flows data for the fiscal years ended April 30, 2008 and 2007 and the consolidated balance sheet data as of April 30, 2009, 2008, and 2007 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Net product and services sales	$392,300	$406,176	$334,955	$295,910	$236,552
Cost of products and services sold	276,394	274,777	237,812	204,208	160,214
Gross profit	115,906	131,399	97,143	91,702	76,338
Operating expenses	196,334	89,127	170,510	68,235	51,910
Income/(loss) from operations	(80,428)	42,272	(73,367)	23,467	24,428
Interest expense	5,683	4,824	5,892	8,743	3,569
Income/(loss) before income taxes	(82,521)	47,351	(79,125)	14,796	20,579
Income tax expense/(benefit)	248	14,841	(14,918)	5,675	7,618
Net income/(loss)/comprehensive income/(loss)	$(82,769)	$32,510	$(64,207)	$9,121	$12,962
Net income/(loss) per share
Basic	$(1.37)	$0.56	$(1.37)	$0.23	$0.33
Diluted	$(1.37)	$0.53	$(1.37)	$0.22	$0.31
Weighted average number of shares outstanding
Basic	60,622	58,195	46,802	40,279	39,655
Diluted	60,622	65,456	46,802	41,939	41,401
Depreciation and amortization	$14,935	$13,623	$12,670	$12,550	$7,473
Capital expenditures	$20,353	$16,831	$9,436	$13,951	$15,657
Year-end financial position:
Working capital	$81,269	$87,601	$78,015	$58,722	$46,315
Current ratio	1.7	1.9	2.2	1.9	1.8
Total assets	$281,449	$349,051	$210,231	$289,751	$268,257
Current portion of notes payable	$30,000	$—	$2,378	$8,920	$2,887
Notes payable, net of current portion	$50,000	$80,000	$83,606	$118,774	$120,539

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

2011 Highlights

Our fiscal 2011 net sales of $392.3 million represented a decrease of 3.4% from our fiscal 2010 net sales. Net sales in our firearm division decreased by 4.4% to $342.2 million. Net loss for fiscal 2011 was $82.8 million, or $(1.37) per fully diluted share, compared with net income of $32.5 million, or $0.53 per fully diluted share, for fiscal 2010. Our fiscal 2011 net loss resulted in large part from a goodwill and intangible assets impairment charge related to our July 2009 acquisition of Universal Safety Response, Inc. (since renamed Smith & Wesson Security Solutions, Inc. and referred to herein as SWSS) of $87.8 million, net of deferred taxes of $2.7 million, offset by a $3.1 million favorable adjustment to revalue 4,080,000 shares of our common stock related to the SWSS acquisition. Net income for fiscal 2010 included a $9.6 million favorable adjustment related to this share revaluation. Excluding these two items, net income for fiscal 2011 would have been $2.0 million, a $20.9 million, or 91.3%, decrease from fiscal 2010 net income. Our operating results for fiscal 2011 were affected by numerous factors, including the following:

•	A 3.4% decline in revenue resulting from lower order intake in our firearm business as ordering returned to more normal levels compared with the strong consumer demand that occurred after the November 2008 presidential election, offset by an increase in sales in our security solutions division over the prior fiscal year, primarily as a result of including a full year of revenue in fiscal 2011 operating results versus the nine-and-a-half months included in fiscal 2010 operating results. The ongoing economic downturn and reduced federal and corporate spending in the perimeter security industry had a negative impact on sales in our security solutions division during fiscal 2011.

•	The relocation of our Rochester, New Hampshire operating activities, including the production of our hunting products, to our Springfield, Massachusetts facility resulting in $2.7 million in relocation costs, of which $2.3 million was attributed to cost of goods sold and $422,000 related to operating expenses, and resulting in lower margins than in the prior fiscal year due to the negative impact on efficiencies in that product line.

•	A negative impact on gross profit margin resulting from reduced pricing in selected firearm products as part of our price-repositioning strategy, which included price protection adjustments to distributors for products held in their inventory at the time the price reductions were announced; increased promotional activities related to our firearm products over the prior fiscal year, a period in which there was a significant increase in consumer demand; and weak demand caused by federal funding deficits and corporate budgetary constraints combined with an increase in price competitiveness in the perimeter security market to lower gross margins in our security solutions division.

•	A non-cash impairment charge of $87.8 million, net of $2.7 million of deferred taxes, based on our determination that the goodwill and intangible assets related to our acquisition of SWSS were impaired due to market conditions and other factors.

•	Legal and consulting costs of $9.9 million related to the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International, even though we were not charged in the indictment. We incurred $3.2 million of similar costs in fiscal 2010.

Our Business

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and a participant in the modern sporting and hunting rifle markets. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, government, and corporate facilities. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services. We plan to increase our product offerings to leverage the nearly 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce or license in the safety, security, protection, and sport markets.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of products and services sold, selling and administrative expenses, and certain components of other income and expense. We also use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items), which is a non-GAAP financial metric, to evaluate our performance. We evaluate our various firearm products by such measurements as cost per unit produced, units produced per day, and incoming orders per day. We evaluate our security solutions products by revenue invoiced, gross margin per project, and incoming orders per month.

Key Industry Data

Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, the U.S. handgun market increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. The market levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when the market increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like the increase in 1992, this increase in the market was temporary in nature and the market returned to more normal levels in fiscal 2010. Within the U.S. handgun market, we estimate that approximately 81% of the market is pistols and 19% is revolvers. We also estimate that we have an 18% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001 and approximately 16% during the 1990s.

Results of Operations

Net Product and Services Sales

The following table sets forth certain information regarding net product and services sales for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
	2011	2010	Change	Change	2009

Revolvers	$77,671	$75,399	$2,272	3.0%	$77,066
Pistols	91,348	85,529	5,819	6.8%	93,149
Walther	38,011	43,558	(5,547)	−12.7%	34,309
Modern Sporting Rifles	38,675	61,838	(23,163)	−37.5%	39,810
Premium Products	21,630	19,446	2,184	11.2%	16,227
Hunting Firearms	38,531	34,585	3,946	11.4%	33,953
Parts & Accessories	18,881	18,933	(52)	−0.3%	17,448

Total Firearms	324,747	339,288	(14,541)	−4.3%	311,962
Handcuffs	4,786	5,373	(587)	−10.9%	7,085
Specialty Services	6,667	5,347	1,320	24.7%	6,605
Other	6,033	7,918	(1,885)	−23.8%	9,303

Total Non-Firearms	17,486	18,638	(1,152)	−6.2%	22,993

Total Firearm Division	342,233	357,926	(15,693)	−4.4%	334,955

Total Security Solutions Division	50,067	48,250	1,817	3.8%	—

Net Product and Services Sales	$392,300	$406,176	$(13,876)	−3.4%	$334,955

Fiscal 2011 Net Product and Services Sales Compared with Fiscal 2010

Net product and services sales for fiscal 2011 decreased as ordering returned to more normal levels compared with the strong consumer demand that occurred after the November 2008 presidential election. Revolver sales increased 3.0% over the prior fiscal year because of the significant demand for our BODYGUARD 38 revolver, offset by reduced volume in our aluminum frame products to the consumer market and significantly reduced international shipments, which resulted from substantial changes we made in our foreign sales personnel and foreign representatives, modifications we made in our foreign sales processes, and our determination not to sell our products in certain foreign countries. Price repositioning and the costs of a rebate program on small frame revolvers negatively impacted sales dollars while helping to spur unit sales. Pistol sales were 6.8% higher than in the prior fiscal year driven by the introduction of our BODYGUARD 380 concealed carry pistol. Sales of metal pistols were lower compared with the prior fiscal year primarily due to reduced international shipments, while sales of Sigma were down as demand shifted to concealed carry in the domestic marketplace. Walther product sales declined 12.7% from the prior fiscal year because of increased competition in small frame and concealed carry products. Sales of modern sporting rifles, the product line most impacted by the reduction in consumer demand, declined by 37.5% from the prior fiscal year. However, sales within this product line were favorably impacted in the fourth quarter of fiscal 2011 by the introduction of our new Sport model. Premium product sales increased 11.2% over the prior fiscal year, primarily because of the continued success of our Pro Series handguns and the introduction of our matched set of engraved BODYGUARD revolver and pistol. Hunting product sales increased 11.4% over the prior fiscal year because of increased bolt action, rimfire, and black powder product sales. Parts and accessories sales were flat year-over-year with increased sales of handgun accessories being more than offset by a reduction in sales of hunting accessories. Sales of security solutions products and services increased 3.8% over the prior fiscal year, primarily as a result of including a full year of revenue in fiscal 2011 operating results versus the nine-and-a-half months included in fiscal 2010 operating results. The ongoing economic downturn and reduced federal and corporate spending in the perimeter security industry had a negative impact on sales during fiscal 2011.

The order backlog as of April 30, 2011 was $207,276,000, of which $186,711,000 related to firearms and $20,565,000 related to security solutions. The firearm order backlog was $78,710,000 higher than at the end of fiscal 2010 and $112,872,000 higher than at the end of the third quarter of fiscal 2011, primarily as a result of backlog generated by new products and the success of the price repositioning in the Sigma and M&P series of pistols. Firearm orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our firearm backlog may not be indicative of future sales, particularly since the order demand currently exceeds our manufacturing capacity. Our security solutions backlog consists primarily of project-oriented contracts and/or letters of intent that provide for progress payments and are not typically cancelled. Therefore, security solutions backlog is more indicative of future sales, but is subject to significant timing variations depending on the size, nature, and scope of each order within the total backlog at any given period of time.

Sales in the consumer channel were $295,462,000, a $1,244,000, or 0.4%, increase over sales of $294,218,000 in fiscal 2010. Sales to state and local government agencies were $28,324,000, a $3,672,000, or 11.5%, decrease from fiscal 2010 sales of $31,996,000, resulting from a 25.5% decline in firearm sales, offset by an increase in security solutions sales to such agencies. International sales of $19,289,000 represented a $7,621,000, or 28.3%, decrease from fiscal 2010 sales as a result of substantial changes we made in our foreign sales personnel and foreign representatives, modifications we made in our foreign sales processes, and our determination not to sell our products in certain foreign countries. Federal government sales of $37,702,000 were $5,508,000, or 12.7%, lower than fiscal 2010 sales as a result of federal budgetary constraints in homeland security line items. Sales to corporate customers in our security solutions division totaled $9,540,000, a $1,548,000, or 19.4%, increase over fiscal 2010 sales, primarily because of including a full year of sales for fiscal 2011 compared with only nine-and-a-half months for the prior fiscal year.

Fiscal 2010 Net Product and Services Sales Compared with Fiscal 2009

Net product and services sales for fiscal 2010 increased because of strong consumer driven growth in modern sporting rifles and the impact of our acquisition of SWSS in July 2009. Revolver sales were slightly lower than in the prior fiscal year. Unit sales were down 8.1% due to reduced availability of product to meet the extremely high level of demand in the early part of the fiscal year coupled with delayed international shipments as a result of substantial changes we made in our foreign sales personnel and foreign representatives, modifications we made in our foreign sales processes, and our determination not to sell our products in certain foreign countries, partially offset by reduced promotional costs. Pistol sales were 8.2% lower than in the prior fiscal year with metal and Sigma pistols being significantly below the prior fiscal year and M&P Series of pistols flat year-over-year. Walther product sales increased 27.0% over the prior fiscal year because of the PK380 pistol product introduction and increased production and availability of the German manufactured products. The introduction of our new M&P15-22 modern sporting rifle and increased capacity to produce all modern sporting rifles to meet higher consumer demand led to increased sales of these products. New product offerings within our Classics series of handguns increased sales of premium products by 19.8% over the prior fiscal year. Hunting products were negatively impacted by the late fiscal 2009 discontinuation of Smith & Wesson-branded bolt-action rifles, which was more than offset by the increased performance of Thompson/Center Arms-branded bolt-action rifles spurred by the introduction of our Venturetm product line and improved black powder rifle sales during the second half of fiscal 2010. Parts and accessories sales grew over the prior fiscal year because of an increased sales focus on hunting products and higher demand for parts and accessories for our handguns, reflecting the high demand for both new and used firearms.

The order backlog as of April 30, 2010 was $143,098,000, of which $108,001,000 related to firearms and $35,097,000 related to security solutions. The firearm order backlog was $159,861,000 lower than at the end of fiscal 2009, but represented a $33,755,000 increase over the backlog at the end of the third quarter of fiscal 2010, primarily as a result of backlog generated by new products. In spite of the year-over-year decline in firearm backlog, our fiscal 2010 year end backlog remained substantially higher than what we typically experienced prior to the extraordinary increases in consumer demand for firearms in the third and fourth quarters of fiscal 2009. Security solutions backlog declined $7,406,000 from the end of the third quarter of fiscal 2010 as customer investment decisions began to slow.

Sales in the consumer channel were $294,218,000, a $14,406,000, or 5.1%, increase over sales in that channel of $279,812,000 in fiscal 2009. Sales to state and local government agencies were $31,996,000, a $6,821,000, or

27.1%, increase over fiscal 2009 sales of $25,175,000 and included $1,472,000 of security solutions sales. International sales of $26,910,000 represented a $2,224,000, or 9.0%, increase over fiscal 2009 sales. Excluding $38,765,000 of security solutions sales, federal government sales of $4,445,000 were $1,151,000 higher than fiscal 2009 sales of $3,294,000. Sales to corporate customers in our security solutions division totaled $7,992,000 in fiscal 2010.

Cost of Products and Services Sold and Gross Profit

The following table sets forth certain information regarding cost of products and services sold and gross profit for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
Total Company	2011	2010	Change	Change	2009

Cost of products and services sold	$276,394	$274,777	$1,617	0.6%	$237,812
% of net products and services sold	70.5%	67.6%			71.0%
Gross profit	$115,906	$131,399	$(15,493)	−11.8%	$97,143
% of net products and services sold	29.5%	32.4%			29.0%

			$	%
Firearm Division	2011	2010	Change	Change	2009

Cost of products and services sold	$237,545	$238,463	$(918)	−0.4%	$237,812
% of net products and services sold	69.4%	66.6%			71.0%
Gross profit	$104,688	$119,463	$(14,775)	−12.4%	$97,143
% of net products and services sold	30.6%	33.4%			29.0%

			$	%
Security Solutions Division	2011	2010	Change	Change	2009

Cost of products and services sold	$38,849	$36,314	$2,535	7.0%	$—
% of net products and services sold	77.6%	75.3%			—
Gross profit	$11,218	$11,936	$(718)	−6.0%	$—
% of net products and services sold	22.4%	24.7%			—

Fiscal 2011 Cost of Products and Services Sold and Gross Profit Compared with Fiscal 2010

Gross profit in our firearm division for fiscal 2011 decreased from the prior fiscal year because of a decrease in sales volume. In addition, gross profit as a percentage of net products and services sold in our firearm division decreased as a result of a targeted price repositioning strategy for several product lines aimed at increasing market share. This repositioning resulted in a one-time credit of $3,202,000 to certain distributors and large retailers to protect their inventory in the distribution channel from the price reduction, which also negatively impacted gross margin. In addition, gross profit was negatively impacted by increased promotional activity prior to the price repositioning of $1,296,000; increased distributor incentives in the second half of the fiscal year of $3,250,000; costs associated with our relocation of hunting production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility of $2,240,000; and related production and labor inefficiencies associated with the relocation.

Gross profit in our security solutions division for fiscal 2011 decreased from the prior fiscal year in spite of an increase in products and services sold because certain projects were completed significantly below expected margins, competitive pressures, and delayed or reduced demand for projects due to federal and corporate budgetary pressures. We acquired the security solutions business on July 20, 2009.

Fiscal 2010 Cost of Products and Services Sold and Gross Profit Compared with Fiscal 2009

Gross profit in our firearm division for fiscal 2010 grew as a result of the increase in sales while gross profit as a percentage of net products and services sold improved as a result of a $3,075,000 reduction in warranty expense, a $1,712,000 reduction in promotional spending, and favorable absorption resulting from high production volume to meet consumer demand. In addition, reduced manufacturing spending and improved material efficiencies at our Rochester, New Hampshire facility contributed to the improved gross margin percentage.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
Total Company	2011	2010	Change	Change	2009

Research and development	$5,275	$4,299	$976	22.7%	$2,906
Selling and marketing	37,259	31,057	6,202	20.0%	28,378
General and administrative	63,297	53,771	9,526	17.7%	40,983
Impairment of long-lived assets	90,503	—	90,503	100.0%	98,243

Total Operating expenses	$196,334	$89,127	$107,207	120.3%	$170,510
% of net products and services sold	50.0%	21.9%			50.9%

			$	%
Firearm Division	2011	2010	Change	Change	2009

Research and development	$4,363	$4,185	$178	4.3%	$2,906
Selling and marketing	34,580	30,769	3,811	12.4%	28,378
General and administrative	47,953	44,436	3,517	7.9%	40,983
Impairment of long-lived assets	—	—	—	—	98,243

Total Operating expenses	$86,896	$79,390	$7,506	9.5%	$170,510
% of net products and services sold	25.4%	22.2%			50.9%

			$	%
Security Solutions Division	2011	2010	Change	Change	2009

Research and development	$912	$114	$798	700.0%	$—
Selling and marketing	2,679	288	2,391	830.2%	—
General and administrative	15,344	9,335	6,009	64.4%	—
Impairment of long-lived assets	90,503	—	90,503	100.0%	—

Total Operating expenses	$109,438	$9,737	$99,701	1023.9%	$—
% of net products and services sold	218.6%	20.2%

Fiscal 2011 Operating Expenses Compared with Fiscal 2010

Excluding the impact of the impairment charge recorded in fiscal 2011 for goodwill and intangible assets related to our 2009 acquisition of SWSS, fiscal 2011 operating expenses increased $16,704,000, or 18.7%, over the prior fiscal year.

In our firearm division, the increase in research and development expenses over the prior fiscal year was primarily due to increased test samples to support new product development. The increase in selling and marketing expenses was a result of increased consulting and outside services of $2,354,000, which included improvements in our customer acceptance process, market research and consulting, and licensing consulting, as well as advertising of $1,119,000 in support of new product launches and cooperative advertising cost sharing agreements with several of our large retail customers. The increase in general and administrative costs over the prior fiscal year included $6,159,000 of legal and consulting fees related our investigation of the DOJ and SEC matters, $803,000 of bad debt costs, $812,000 of legal fees related to the filing of an International Trade Commission (“ITC”) action against several of our black powder competitors, $1,045,000 of severance costs, and $810,000 in consulting fees related to internal audit activities. These amounts were offset by $3,138,000 of lower profit sharing, $1,603,000 of lower stock compensation expense, and $2,389,000 of lower management incentive compensation.

Operating expenses as a percentage of net products and services sold for our firearm division increased by 3.2%, predominately due to a $6,708,000 increase in costs related to the DOJ and SEC matters, severance costs related to the manufacturing plant relocation, and costs associated with the ITC filing.

Excluding the impact of the impairment charge recorded in fiscal 2011 for goodwill and intangible assets related to our 2009 acquisition of SWSS, operating expenses for our security solutions division increased by $9,198,000, or 94.5%, to $18,935,000, of which approximately $2,800,000 can be attributed to including a full year of expenses in fiscal 2011 compared with only approximately nine and a half months in fiscal 2010. The remaining increase reflected a $1,702,000 impact resulting from the focused effort to expand the administrative and sales management team necessary to sustain an ongoing business. We recruited key personnel in sales, marketing, engineering, finance, and estimating in order to build the appropriate control and operating structure for the division. In addition, we incurred $765,000 of increased product development costs to begin to expand the division’s product offerings, offered $399,000 of increased equity compensation to senior employees, increased trade show and marketing material costs by $208,000, spent an additional $302,000 on travel of our sales team, and incurred $150,000 in relocation costs, all in an effort to expand the business. In fiscal 2011, we incurred $435,000 of additional bad debt costs primarily on one contract where the general contractor was removed by the government. In addition, in fiscal 2011, increased overhead costs were incurred, including $428,000 of warranty costs, $187,000 of increased intangible amortization, $207,000 of increased depreciation, $293,000 of severance costs, and $135,000 of legal fees.

Excluding the impact of the impairment charge recorded in fiscal 2011 for goodwill and intangible assets related to our acquisition of SWSS, operating expenses as a percentage of net products and services sold for our security solutions division increased by 17.6%, predominately due to the increase in employee costs described above.

Fiscal 2010 Operating Expenses Compared with Fiscal 2009

Excluding the impact of the impairment charge recorded in fiscal 2009 for goodwill and other long-lived intangible assets related to our Thompson/Center Arms acquisition, operating expenses for fiscal 2010 increased $7,123,000 over fiscal 2009 operating expenses because of increased profit sharing and management incentive compensation related to improved financial performance versus the prior fiscal year, increased administrative costs related to our acquisition of SWSS, including legal and accounting-related consulting fees, and increased legal and consulting fees related to allegations against one of our employees under the FCPA. This was partially offset by lower amortization of intangible assets due to our impairment of goodwill and other long-lived assets of Thompson/Center Arms and lower bad debt reserve charges that arose from the sudden decline in the economy during calendar 2008.

The increase in research and development costs in fiscal 2010 related to $476,000 in increased samples and testing materials in support of new product introductions, $675,000 in increased salaries and benefits, and $204,000 of reduced allocations to manufacturing based on an increased focus on new product engineering. The increase in selling and marketing expense reflected $652,000 in increased salaries and benefits and $1,005,000 in increased commissions in the hunting business as we transitioned back to the use of a manufacturers’ representative sales model. In addition, travel costs increased $360,000 and marketing consulting fees increased by $466,000, while advertising and marketing samples declined $387,000. The increase in general and administrative expenses resulted from a $2,897,000 increase in profit sharing and management incentive compensation, $408,000 of increased recruiting and relocation costs, $3,225,000 in increased professional fees related to both defense costs and our internal investigation of the FCPA matter, and $586,000 in increased professional fees related to the acquisition of SWSS. Offsetting these costs was $2,594,000 of reduced bad debt costs and $1,845,000 in reduced amortization of intangible assets subsequent to the impairment of the Thompson/Center Arms assets in fiscal 2009.

Operating expenses as a percentage of net revenue was 22.0% for fiscal 2010 and 21.6% for fiscal 2009, excluding the impairment charge recorded in fiscal 2009 for goodwill and other intangible assets related to our 2007 Thompson/Center Arms acquisition. This 0.4% increase was predominately because of the $3,225,000 incurred in the FCPA investigation and employee defense costs.

Income/(Loss) from Operations

The following table sets forth certain information regarding income/(loss) from operations for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
Total Company	2011	2010	Change	Change	2009

Income/(loss) from operations	$(80,428)	$42,272	$(122,700)	−290.3%	$(73,367)
% of net products and services sold	−20.5%	10.4%			−21.9%

			$	%
Firearm Division	2011	2010	Change	Change	2009

Income/(loss) from operations	$17,792	$40,074	$(22,282)	−55.6%	$(73,367)
% of net products and services sold	5.2%	11.2%			−21.9%

			$	%
Security Solutions Division	2011	2010	Change	Change	2009

Income/(loss) from operations	$(98,220)	$2,198	$(100,418)	−4568.6%	$—
% of net products and services sold	−196.2%	4.6%

Fiscal 2011 Income/(Loss) from Operations Compared with Fiscal 2010

The decline in income from operations in our firearm division resulted from a decline in modern sporting rifle sales subsequent to the year-long surge in consumer demand after the November 2008 presidential election, a corresponding increase in promotional costs to spur sales, and reduced pricing in several product lines. In addition, increased spending related to the DOJ and SEC matters and costs associated with the relocation of hunting product production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility contributed to a reduction in operating profit.

Excluding the impact of the impairment charge recorded in fiscal 2011 discussed above, loss from operations in our security solutions division of $7,717,000 compared unfavorably with income from operations of $2,198,000, primarily due to an increase in operating expenses designed to stabilize the business, spur growth, and enhance controls over estimating and contract execution.

Fiscal 2010 Income/(Loss) from Operations Compared with Fiscal 2009

Excluding the impact of the impairment charge recorded in fiscal 2009 discussed above, income from operations for our firearm division of $40,074,000 was $15,198,000, or 61.1%, higher than operating income of $24,876,000 for fiscal 2009, predominantly due to increased products and services sold and improved margins, which more than offset the impact of FCPA costs on operating expenses.

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
	2011	2010	Change	Change	2009

Other income/(expense)	$3,275	$9,467	$(6,192)	−65.4%	$(161)

For fiscal 2011 and 2010, other income/(expense) included $3,060,000 and $9,587,000, respectively, of income associated with the revaluation of 4,080,000 shares of our common stock related to our July 2009 acquisition of SWSS (see Note 2 to our consolidated financial statements contained elsewhere in this report). Excluding this income, the remaining other income/(expense) represented, among other things, unrealized gains and losses on foreign exchange contracts.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
	2011	2010	Change	Change	2009

Interest expense	$5,683	$4,824	$859	17.8%	$5,892

Interest expense increased for fiscal 2011 compared with fiscal 2010 due to the early retirement of $50.0 million of our senior convertible notes, which resulted in a $476,000 write-off of debt refinancing costs. This debt was exchanged for $50.0 million of our 9.5% senior notes, resulting in higher interest expense, primarily in the fourth quarter of fiscal 2011. The exchange of the senior convertible notes for the higher coupon 9.5% senior notes was made because of the impending December 2011 date on which holders of the senior convertible notes could require us to repurchase their senior convertible notes as well as to remove the dilutive effects of the senior convertible notes.

Interest expense decreased for fiscal 2010 as a result of the repayment of $4,814,000 of long-term debt in December 2009 and overall increased cash balances throughout the fiscal year.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2011, 2010, 2009 (dollars in thousands):

			$	%
	2011	2010	Change	Change	2009

Income tax expense	$248	$14,841	$(14,593)	−98.3%	$(14,918)

Our income tax expense for fiscal 2011 included the effect of changes in temporary differences between book value and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $8,764,000, after valuation allowance, as of April 30, 2011.

We had federal net operating loss carryforwards amounting to $1,601,000 as of April 30, 2011. We obtained $8,215,000 in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. The net operating loss carryforwards at April 30, 2011 expire through fiscal year 2021. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $403,000 in fiscal 2012 and $108,000 per subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Adjustments to reserves and book versus tax difference on amortization of intangible assets increased the overall net deferred tax asset to $8,764,000 as of April 30, 2011.

There was $10,938,000 of state net operating loss carryforwards as of April 30, 2011. There was $4,591,000 of state net operating loss carryforwards as of April 30, 2010. There was $1,739,000 and $1,218,000 of state tax credit carryforwards as of April 30, 2011 and 2010, respectively.

As of April 30, 2011, valuation allowances of $26,000, $445,000, and $705,000 were provided on our deferred tax assets for a federal capital loss carryforward, state net operating losses, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2010, valuation losses of $26,000 and $650,000 were provided on our deferred tax assets for a federal capital loss carryforward and state tax credits, respectively. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits related mainly to our operations in Franklin, Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2011 or 2010, as we believe that it is more likely than not that all such assets will be realized.

In order to utilize the unreserved portion of our net operating loss carryforwards, the minimum level of annual taxable income that we would have achieve must equal or exceed the amount of federal net operating carryforwards for fiscal years 2012 through 2021. We believe that achievement of that level of taxable income is more likely than not based on historical performance and future projections, including new product offerings, pricing decisions, marketing efforts, and expected spending levels.

Net Income/(Loss)

The following table sets forth certain information regarding net income/(loss) and the related per share data for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands, except per share data):

			$	%
	2011	2010	Change	Change	2009

Net income/(loss)	$(82,769)	$32,510	$(115,279)	−354.6%	$(64,207)
Net income/(loss) per share
Basic	$(1.37)	$0.56	$(1.93)	−344.6%	$(1.37)
Diluted	(1.37)	0.53	(1.90)	−358.5%	(1.37)

Fiscal 2011 Net Income/(Loss) Compared with Fiscal 2010

Excluding the impact of the impairment charge recorded in fiscal 2011 for goodwill and intangible assets related to our July 2009 acquisition of SWSS, as well as the $3,060,000 and $9,587,000 of favorable adjustments in the revaluation of our common stock related to that acquisition in fiscal 2011 and 2010, respectively, net income of $2,003,000 for fiscal 2011 was significantly below net income of $22,923,000 for fiscal 2010. The $20,920,000 reduction in net income resulted from a $6,708,000 increase in DOJ and SEC investigation costs during fiscal 2011, a $9,198,000 increase in operating expenses in our security solutions division, a reduction in gross profit margin in our firearm division due to increasing price competitiveness subsequent to the post November 2008 election surge, and costs associated with the relocation of the production of our hunting product line to our Springfield, Massachusetts facility. Excluding the impact of the fair value adjustment and the impairment charge, diluted earnings per share would have been $0.03 and $0.38 for fiscal 2011 and fiscal 2010, respectively, a 91.8% decrease year-on-year.

Fiscal 2010 Net Income/(Loss) Compared with Fiscal 2009

Excluding the $9,587,000 favorable adjustment in the revaluation of our common stock related to our July 2009 acquisition of SWSS in fiscal 2010, as well as the impact of the impairment charge recorded in fiscal 2009 for goodwill and other intangible assets related our 2007 acquisition of Thompson/Center Arms, net income for fiscal 2010 increased by $10,653,000, or 86.8%, over fiscal 2009 net income. This increase was due to increased sales and margin in our firearm business, offset by increased costs associated with the FCPA matter, acquisition costs expensed during the fiscal year, and a loss recorded for SWSS due to acquisition accounting amortization. Excluding the impact of the fair value adjustment, diluted earnings per share would have been $0.38 and $0.26 for fiscal 2010 and fiscal 2009, respectively, a 46.2% increase in spite of a 6,000,000-share offering in May 2009 and the issuance of 5,600,000 shares in connection with the completion of the SWSS acquisition in July 2009.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2011, 2010, and 2009 (dollars in thousands):

			$	%
	2011	2010	Change	Change	2009

Operating activities	$39,288	$23,092	$16,196	70.1%	$53,063
Investing activities	(20,862)	(38,771)	17,909	−46.2%	(9,452)
Financing activities	11	15,712	(15,701)	−99.9%	(8,148)

Total	$18,437	$33	$18,404	55769.7%	$35,463

Operating activities represent the principal source of our cash flow. Cash flow from operating activities increased significantly in fiscal 2011 over fiscal 2010 levels in spite of the reduction in profitability due to a $7,327,000 reduction in accounts receivable, a $10,861,000 increase in accounts payable, and a $8,892,000 increase in accrued taxes other than income. Accounts receivable declined compared with the prior fiscal year, primarily as a result of timing of fourth quarter sales. Accounts payable were high at the end of fiscal 2011, primarily due to significant capital spending incurred late in the fourth quarter to meet the requirements of the Massachusetts Economic Development Incentive Program that granted us up to $4,400,000 in refundable tax credits for capital spending on qualified property that exceeded $11.0 million. Accrued taxes other than income increased as a result of a change in federal excise tax deposit requirements from bi-weekly to quarterly, allowing our first calendar quarterly payment to be made on May 2, 2011, after the end of our fiscal year. In addition, in fiscal 2010, income tax payments were significantly higher as a result of our higher taxable income.

Cash flows from operating activities decreased significantly in fiscal 2010 from fiscal 2009 levels, largely as a result of the impact that the fiscal 2009 spike in consumer demand had on reducing year end accounts receivable and inventory as of April 30, 2009. Accounts receivable increased by $14,872,000 due to relatively high April firearm sales and the acquisition of SWSS. Inventory increased $5,024,000 during fiscal 2010 primarily due to the slowdown in consumer demand, which allowed for the replenishment of some firearm safety stock. Cash paid for income taxes represented a significant increase during fiscal 2010 because of the significant increase in profitability of the consolidated company.

Cash used for investing activities was lower in fiscal 2011 than in fiscal 2010, primarily because fiscal 2010 included $21,074,000 invested for the July 2009 acquisition of SWSS, partially offset by increased capital spending on property and equipment of $3,522,000.

Cash used for investing activities was higher in fiscal 2010 than in fiscal 2009 due to $21,074,000 invested in the July 2009 acquisition of SWSS and increased capital spending of $7,395,000.

Cash used for financing activities in fiscal 2011 reflected the net exchange of $50,000,000 of the senior convertible notes for 9.5% senior notes and no other borrowing activity compared with fiscal 2010, which included $20,333,000 of long-term debt repayments offset by $35,017,000 of proceeds from the issuance of 6,000,000 shares of common stock.

Cash provided by financing activities in fiscal 2010 was favorable compared with fiscal 2009 due to lower long-term debt repayments totaling approximately $14,376,000 and a fiscal 2009 repayment of $7,000,000 in revolving line borrowings. In addition, proceeds from share issuances in fiscal 2010 were $2,971,000 higher than proceeds received in fiscal 2009.

At April 30, 2011, we had open letters of credit aggregating $810,000.

At April 30, 2011, we had $58,292,000 in cash and cash equivalents on hand. We have a $120,000,000 revolving line of credit with TD Bank, N.A., with no balance outstanding as of April 30, 2011. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture relating to the senior convertible notes contains a financial covenant relating to maximum additional indebtedness. The indenture relating to the 9.5% senior notes contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2011. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

We anticipate that the holders of the entire $30,000,000 principal amount of the outstanding senior convertible notes will require us to repurchase those senior convertible notes for cash on December 15, 2011. We intend to utilize cash on hand or borrowings under our credit agreement to make these payments.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2011, 2010, or 2009.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

Revenue Recognition

For our firearm segment, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our security solutions segment, we recognize revenue from fixed-price installation contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract.

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

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2011, minimum royalties to be collected in the future amounted to $2,236,000.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for SWSS. We have determined that we operate in two segments: one for our firearm companies and a second for our security solutions subsidiary, SWSS. As of April 30, 2011, we have no goodwill recorded on our books.

Based on a combination of factors occurring during fiscal 2011, including federal and corporate budgetary constraints, increased price competition, low barrier to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our SWSS reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on the earnings and cash flow forecast for the next ten years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $83,865,000 in fiscal 2011.

Based on a combination of factors occurring during fiscal 2009, including the economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on lower order intake during fiscal 2009 and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173,000 in fiscal 2009.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the SWSS and Rochester, New Hampshire reporting units required us to test for impairment of long-lived assets pertaining to those reporting units in fiscal 2011 and 2009, respectively. Based on those assessments, we recorded impairment charges of $6,637,000 and $57,070,000, respectively, to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2010 based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industries. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percentage of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. As of April 30, 2011, the estimated range of reasonably possible additional losses is zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2011, we had a reserve of $2,077,000 for environmental matters, which is recorded on an undiscounted basis.

Inventory

We value firearm inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, and security solutions inventory, consisting primarily of mechanical and electrical components required for installation of products, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Warranty

We generally provide a lifetime warranty to the original purchaser of our new firearm products and a provide warranties for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

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

Workers’ Compensation

Our firearm business is self-insured through retentions or deductibles for our workers’ compensation. Our liability for estimated premiums and incurred losses are actuarially determined and recorded on an undiscounted basis. Our security solutions business maintains a separate workers’ compensation insurance policy.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost on the date of the grant using the Black-Scholes method. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under our employee stock purchase program on the date of the grant using the Black-Scholes option pricing model discounted by an estimated forfeiture rate (using the risk-free interest rate, expected term, expected volatility, dividend yield variables, and stock price on the date of the grant).

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements commencing on page F-17 of this report, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2011 (dollars in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt obligations	$31,200	$31,200	$—	$—	$—
Long-term debt obligations	72,365	4,750	9,500	58,115	—
Operating lease obligations	7,440	2,269	3,958	1,213	—
Purchase obligations	76,498	76,498	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	1,150	86	7	1,057	—

Total obligations	$188,653	$114,803	$13,465	$60,385	$—

On December 15, 2006, we issued and sold an aggregate of $80.0 million of senior convertible notes to qualified institutional buyers, pursuant to the terms and conditions of an indenture and securities purchase agreement, each dated as of December 15, 2006. These notes are convertible into shares of our common stock, initially at a conversion price of approximately $12.34 per share (subject to adjustment in certain events), or 81.0636 shares per $1,000 principal amount of notes. The notes may be converted at any time. The notes pay interest on June 15 and December 15 of each year at an annual rate of 4% of the unpaid principal amount. Until December 15, 2011, we may at our election redeem all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest only if the closing price of our common stock for no fewer than 20 trading days in any period of 30 consecutive trading days exceeds 150% of the then applicable conversion price of the notes. After December 15, 2011, we may redeem at our election all or a portion of the notes at a redemption price of 100% of the principal amount of the notes plus accrued and unpaid interest. Holders of the notes may require us to repurchase all or part of their notes on December 15, 2011, December 15, 2016, or December 15, 2021, and in the event of a fundamental change in our company, at a price of 100% of the principal amount of the notes plus accrued and unpaid interest, including contingent interest. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on December 15, 2026. During fiscal 2011, we exchanged $50.0 million of the senior convertible notes for $50.0 million of our 9.5% senior notes. Included in the above $31.2 million of short-term debt obligation is $1.2 million of contractually obligated interest payments pertaining to the $30.0 million in outstanding senior convertible notes. This amount represents interest payments through December 15, 2011, or the first redemption milestone. We may be required to pay additional interest subsequent to December 15, 2011 redemption date; however, due to the uncertainty of subsequent interest payments, they are not reflected in the above table. Included in the above long-term debt obligation is $22.4 million of contractually obligated interest payments pertaining to the $50.0 million in the 9.5% senior notes, which represents interest payments through January 14, 2016.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. A portion of our gross revenue during the three months and fiscal year ended April 30, 2011 ($13.6 million and $34.6 million, respectively, representing approximately 12.1% and 9.3%, respectively, of aggregate gross firearm revenue) came from the sale of goods that were purchased, wholly or partially, from a European manufacturer, in euros. Annually, we purchase approximately $25.0 million of inventory from a European supplier. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $25.0 million of inventory by approximately $2.5 million. In an effort to offset our risks from unfavorable foreign exchange fluctuations, we periodically enter into euro forward contracts under which we commit to purchase a minimum amount of euros to be used to pay the European manufacturer. As of April 30, 2011, we had no forward contracts outstanding.

Forward contracts provide protection for us against the depreciation of the U.S. dollar to the euro. During the fiscal year ended April 30, 2011, we experienced a net gain of $689,000 on foreign exchange transactions that we executed during the period in an effort to limit our exposure to fluctuations in the euro/dollar exchange rate.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2011, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exhange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 as stated in their report dated June 30, 2011, which appears in Item 9A on page 57 of this Annual Report on Form 10-K.

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

/s/  Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer,
and Treasurer

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011 and our report dated June 30, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
June 30, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2011, 2010, and 2009 is set forth on page F-49 of this report.

(b) Exhibits

Exhibit
Number	Exhibit

2.2	Agreement and Plan of Merger, dated as of December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(2)

Exhibit
Number		Exhibit

2	.8(a)	Waiver and Amendment No. 1 to Agreement and Plan of Merger, dated as of August 19, 2010, by and among the Registrant, Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(3)
3.1		Amended and Restated Articles of Incorporation(4)
3	.3(a)	Amended and Restated Bylaws(5)
3.9		Certificate of Designation of Series A Junior Participating Preferred Stock(6)
4.1		Form of Common Stock Certificate(7)
4.5		Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(8)
4.10		Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
4.11		Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(9)
4.12		Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(6)
4.19		Form of Indenture(10)
4.20		Registration Agreement, dated as of July 20, 2009, among the Registrant and the holders named therein(11)
4.21		Indenture, dated as of January 14, 2011, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(12)
10.2		Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson Corp. dated March 11, 2000(13)
10.3		Agreement between Smith & Wesson Corp., Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999(13)
10.5		Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000(13)
10.12		Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated July 6, 1998(13)
10.13		Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated December 18, 2000(13)
10.14		Settlement Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000(13)
10.15		Letter Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000(13)
10.18		Trademark License Agreement between Smith & Wesson Corp. and Canadian Security Agency, Inc. dated May 31, 1996(13)
10.22		Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc.(14)
10	.23*	2001 Stock Option Plan(15)
10	.24*	2004 Incentive Stock Plan(15)
10	.25*	Form of Option to 2001 Stock Option Plan(16)
10	.26*	2001 Employee Stock Purchase Plan(16)
10	.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(16)
10	.28*	Amendments to 2004 Incentive Stock Plan(17)
10.34		Purchase and Sale Agreement with Springfield Redevelopment Authority(18)
10.35		Environmental Agreement with Springfield Redevelopment Authority(18)
10.36		Promissory Note from Springfield Redevelopment Authority(18)
10.38		Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
10.40		Agreement with Carl Walther GmbH(19)

Exhibit
Number		Exhibit

10	.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(20)
10.55		Amendment to Agreements with Carl Walther GmbH(21)
10	.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(22)
10.62		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10	.62(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.63		Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10	.63(a)	Amendment No. 1 to Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.64		Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10	.64(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between O.L. Development, Inc. and TD Bank, N.A., as Administrative Agent(24)
10	.72*	Form of Indemnity Agreement(25)
10.74		Irrevocable Proxy Coupled with Interest(11)
10	.77*	Severance and Change in Control Agreement, dated October 22, 2010, by and between Smith & Wesson Holding Corporation and P. James Debney(26)
10.78		Amended and Restated Credit Agreement, dated as of December 7, 2010, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Party named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent, including all exhibits and schedules thereto(24)
10.79		Amended and Restated Pledge and Security Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., Smith And Wesson Distributing, Inc., the other Pledgors named therein, as Pledgors, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10.80		Revolving Line of Credit Notes and Swingline Note, each dated as of December 7, 2010, between Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and the Lenders named therein(24)
10.81		Hazardous Materials Indemnity Agreement, dated as of December 7, 2010, by Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Indemnitors, in favor of TD Bank, N.A., as Administrative Agent, and the other Secured Parties named therein, including all exhibits thereto(24)

Exhibit
Number		Exhibit

10.82		Environmental Reserve Account Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10	.83*	Severance and Change in Control Agreement, effective as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan(27)
10	.84*	Amended and Restated Employment Agreement, executed December 31, 2010 as of July 12, 2010, between Michael F. Golden and Smith & Wesson Holding Corporation(28)
10	.84(a)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(15)
10.85		Exchange Agreement, dated as of January 14, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(12)
10.86		Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(29)
10.87		Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(29)
10.88		Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(30)
10.89		Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(30)
21.1		Subsidiaries of the Registrant
23.1		Consent of BDO USA, LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1		Section 1350 Certification of Principal Executive Officer
32.2		Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2010.

(4)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 6, 2011.

(6)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(7)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(10)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-153638) filed with the SEC on September 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2011.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(14)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(15)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(21)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2010.

(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.

(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 25, 2010.

(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2010.

(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2011.

(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 16, 2011.

(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

smith & wesson holding corporation

/s/  Michael F. Golden
Michael F. Golden
President and Chief Executive Officer

Date: June 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Michael F. Golden Michael F. Golden	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 30, 2011

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 30, 2011

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 30, 2011

/s/ Robert L. Scott Robert L. Scott	Vice Chairman of the Board	June 30, 2011

/s/ John B. Furman John B. Furman	Director	June 30, 2011

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 30, 2011

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 30, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Smith & Wesson Holding Corporation
Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) as of April 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. We have also audited the schedule listed in the accompanying index for each of the three years ended April 30, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 30, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Boston, Massachusetts
June 30, 2011

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of:

	April 30, 2011	April 30, 2010
	(In thousands, except par value and share data)

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,821 on April 30, 2011 and $0 on April 30, 2010	$58,292	$39,855
Accounts receivable, net of allowance for doubtful accounts of $2,147 on April 30, 2011 and $811 on April 30, 2010	64,753	73,459
Inventories	51,720	50,725
Other current assets	10,212	4,095
Deferred income taxes	14,073	11,249
Income tax receivable	4,513	5,170

Total current assets	203,563	184,553

Property, plant and equipment, net	62,390	58,718
Intangibles, net	8,692	16,219
Goodwill	—	83,865
Other assets	6,804	5,696

	$281,449	$349,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,119	$29,258
Accrued expenses	25,356	42,084
Accrued payroll	5,309	9,340
Accrued taxes other than income	11,421	2,529
Accrued profit sharing	4,081	7,199
Accrued product/municipal liability	2,584	2,777
Accrued warranty	3,424	3,765
Current portion of notes payable	30,000	—

Total current liabilities	122,294	96,952

Deferred income taxes	5,309	2,965

Notes payable, net of current portion	50,000	80,000

Other non-current liabilities	8,763	8,557

Commitments and contingencies (Note 21)	—	—

Total Liabilities	186,366	188,474

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 65,710,531 shares issued and 64,510,531 shares outstanding on April 30, 2011 and 61,122,031 shares issued and 59,922,031 shares outstanding on April 30, 2010	66	61
Additional paid-in capital	185,802	168,532
Accumulated deficit	(84,462)	(1,693)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	95,083	160,577

	$281,449	$349,051

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended April 30,
	2011	2010	2009
	(In thousands, except per share data)

Net product and services sales:
Firearm division	$342,233	$357,926	$334,955
Security solutions division	50,067	48,250	—

Total net product and services sales	392,300	406,176	334,955
Cost of products and services sold:
Firearm division	237,545	238,463	237,812
Security solutions division	38,849	36,314	—

Total cost of products and services sold	276,394	274,777	237,812

Gross profit	115,906	131,399	97,143

Operating expenses:
Research and development	5,275	4,299	2,906
Selling and marketing	37,259	31,057	28,378
General and administrative	63,297	53,771	40,983
Impairment of long-lived assets (Note 3)	90,503	—	98,243

Total operating expenses	196,334	89,127	170,510

Income/(loss) from operations	(80,428)	42,272	(73,367)

Other income/(expense):
Other income/(expense), net	3,275	9,467	(161)
Interest income	315	436	295
Interest expense	(5,683)	(4,824)	(5,892)

Total other income/(expense), net	(2,093)	5,079	(5,758)

Income/(loss) before income taxes	(82,521)	47,351	(79,125)
Income tax expense/(benefit)	248	14,841	(14,918)

Net income/(loss)/comprehensive income/(loss)	$(82,769)	$32,510	$(64,207)

Weighted average number of common shares outstanding, basic (Note 3)	60,622	58,195	46,802

Net income/(loss) per share, basic (Note 3)	$(1.37)	$0.56	$(1.37)

Weighted average number of common and common equivalent shares outstanding, diluted (Note 3)	60,622	65,456	46,802

Net income/(loss) per share, diluted (Note 3)	$(1.37)	$0.53	$(1.37)

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings/	Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
	(In thousands)

Balance at April 30, 2008	41,832	$42	$54,128	$30,004	$73	1,200	$(6,396)	$77,851
Issuance of common stock in connection with an equity offering, net of costs of $2,329	6,250	6	32,040	—	—	—	—	32,046
Exercise of employee stock options	429	1	464	—	—	—	—	465
Disgorgement of profit	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	3,307	—	—	—	—	3,307
Tax benefit of stock-based compensation in excess of book deductions	—	—	315	—	—	—	—	315
Shares issued under employee stock purchase plan	278	—	846	—	—	—	—	846
Net loss	—	—	—	(64,207)	—	—	—	(64,207)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	178	—	—	—	—	—	—	—

Balance at April 30, 2009	48,967	49	91,103	(34,203)	73	1,200	(6,396)	50,626
Issuance of common stock in connection with an equity offering, net of costs of $2,418	6,000	6	35,011	—	—	—	—	35,017
Issuance of common stock in connection with acquisition of Smith & Wesson Security Solutions, Inc., net of costs of $12	5,600	6	38,173	—	—	—	—	38,179
Exercise of employee stock options	127	—	190	—	—	—	—	190
Stock-based compensation	—	—	3,284	—	—	—	—	3,284
Book deduction of stock-based compensation in excess of tax deductions	—	—	(148)	—	—	—	—	(148)
Shares issued under employee stock purchase plan	281	—	1,042	—	—	—	—	1,042
Net income	—	—	—	32,510	—	—	—	32,510
Issuance of common stock under restricted stock unit awards, net of stock forfeited for tax obligations	147	—	(123)	—	—	—	—	(123)

Balance at April 30, 2010	61,122	61	168,532	(1,693)	73	1,200	(6,396)	160,577
Exercise of employee stock options	90	—	144	—	—	—	—	144
Shares issued in connection with the acquisition of Smith & Wesson Security Solutions, Inc.	4,080	4	15,174	—	—	—	—	15,178
Stock-based compensation	—	—	1,680	—	—	—	—	1,680
Book deduction of stock-based compensation in excess of tax deductions	—	—	(739)	—	—	—	—	(739)
Shares issued under employee stock purchase plan	351	1	1,061	—	—	—	—	1,062
Issuance of common stock under restricted stock unit awards, net of shares surrendered	68	—	(50)	—	—	—	—	(50)
Net loss	—	—	—	(82,769)	—	—	—	(82,769)

Balance at April 30, 2011	65,711	$66	$185,802	$(84,462)	$73	1,200	$(6,396)	$95,083

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income/(loss)	$(82,769)	$32,510	$(64,207)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities (net of acquisitions):
Amortization and depreciation	14,935	13,623	12,670
Loss on sale of assets	234	516	247
Provision for/(recoveries of) losses on accounts receivable	1,379	(278)	2,312
Impairment of long-lived assets	90,503	—	98,243
Deferred income taxes	(480)	6,927	(23,917)
Stock-based compensation expense	1,680	3,284	3,307
Change in contingent consideration	(3,060)	(9,587)	—
Excess book deduction of stock-based compensation	(739)	(148)	—
Changes in operating assets and liabilities:
Accounts receivable	7,327	(14,872)	3,619
Inventories	(995)	(5,024)	5,431
Other current assets	(1,717)	(298)	1,632
Income tax receivable/payable	657	(7,986)	4,608
Accounts payable	10,861	3,703	(987)
Accrued payroll	(4,031)	1,357	2,416
Accrued taxes other than income	8,892	(169)	461
Accrued profit sharing	(3,118)	991	2,173
Accrued other expenses	1,510	1,369	360
Accrued product/municipal liability	(193)	(641)	651
Accrued warranty	(341)	(580)	2,595
Other assets	(1,453)	(72)	2,277
Other non-current liabilities	206	(1,533)	(828)

Net cash provided by operating activities	39,288	23,092	53,063

Cash flows from investing activities:
Payments for the purchase of Smith & Wesson Security Solutions, Inc.	—	(21,074)	—
Payments to acquire patents and software	(562)	(889)	(46)
Proceeds from sale of property and equipment	53	23	30
Payments to acquire property and equipment	(20,353)	(16,831)	(9,436)

Net cash used in investing activities	(20,862)	(38,771)	(9,452)

Cash flows from financing activities:
Proceeds from loans and notes payable	51,365	2,950	22,698
Cash paid for debt issue costs	(1,145)	(81)	(113)
Proceeds from issuance of common stock, net of issuance costs	—	35,017	32,046
Proceeds from disgorgement profit	—	—	3
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,206	1,232	1,311
Taxes paid related to restricted stock issuance	(50)	(123)	—
Excess tax benefit of stock-based compensation	—	—	315
Payments on loans and notes payable	(51,365)	(23,283)	(64,408)

Net cash (used in)/provided by financing activities	11	15,712	(8,148)

Net increase in cash and cash equivalents	18,437	33	35,463
Cash and cash equivalents, beginning of period	39,855	39,822	4,359
Cash and cash equivalents, end of period	$58,292	$39,855	$39,822

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,820	$3,614	$4,710
Income taxes	2,146	16,729	5,459

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Activities:

	For the Year Ended April 30,
	2011	2010	2009
	(In thousands)

Debt issue costs not paid at year end	$1,837	$—	$—
Shares issued in connection with the acquisition of Smith & Wesson Security Solutions, Inc. (Note 2)	15,178	—	—

On July 20, 2009, we acquired Smith & Wesson Security Solutions, Inc. (formerly Universal Safety Response, Inc.) (Note 2)

	For the Year Ended April 30,
	2011	2010	2009
	(In thousands)

Accounts receivable	$—	$10,077	$—
Inventories	—	3,973	—
Other current assets	—	704	—
Deferred income tax asset	—	692	—
Property, plant and equipment	—	1,315	—
Intangible assets	—	95,755	—
Other assets	—	10	—
Accounts payable	—	(4,546)	—
Accrued expenses	—	(4,859)	—
Income tax receivable	—	(26)	—
Other current liabilities	—	(8,300)	—
Other non-current liabilities	—	(7,706)	—
Contingent consideration	—	(27,824)	—
Cash paid for purchase of Smith & Wesson Security Solutions, Inc., net of cash acquired	—	(21,074)	—
Stock paid for purchase of Smith & Wesson Security Solutions, Inc.		(38,191)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1.	Organization

Organization — We are a U.S.-based, global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, government, and corporate facilities. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We manufacture or assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

On July 20, 2009, we acquired all of the outstanding capital stock of Smith & Wesson Security Solutions, Inc. (formerly Universal Safety Response, Inc.) (“SWSS”) (see Note 2). This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations from the acquired business have been included in our consolidated financial statements since the acquisition date and reported as the security solutions division as discussed in Note 23.

2.	Acquisition of Smith & Wesson Security Solutions, Inc. (formerly Universal Safety Response, Inc.)

On July 20, 2009, we acquired all of the outstanding capital stock of SWSS. Our acquisition of SWSS was designed to leverage its business model, product line, and broad customer base to enable us to expand into new markets in the security industry. Two of SWSS’s former stockholders originally dissented to the acquisition. On November 17, 2009, we settled with these former stockholders on the same terms as those given to the other former stockholders of SWSS in the acquisition. The initial purchase price was $59,253, which consisted of $21,062 in cash and $38,191 in common stock paid at closing. The stock was valued based on our closing stock price on the date issued, with 5,492,286 shares issued at a stock price of $6.86 and 107,714 shares issued at a stock price of $4.77. In addition, the former stockholders of SWSS had the right to earn up to 4,080,000 additional shares of our common stock if SWSS achieved certain EBITDAS targets, as defined, in calendar years 2009 and 2010. As of the closing date of the acquisition, this contingent consideration was assigned a fair value of $27,824, or 4,001,522 shares at the closing share price of $6.86 on July 20, 2009 and 78,478 shares at the closing share price of $4.77 on November 17, 2009. This valuation was established in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. Based on SWSS’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8,000 threshold to achieve a distribution. On August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of SWSS on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15,178 (based on the closing price of $3.72 per share as of such date) and reclassified to equity. The $3,060 and $9,587 in income associated with the reduction in the contingent consideration during the years ended April 30, 2011 and 2010, respectively, has been recorded in other income (see Note 14).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table reflects unaudited pro forma results of operations assuming that the SWSS acquisition had occurred on May 1, 2008:

	For the Year Ended April 30,
Description	2010	2009

Net product and services sales	$411,861	$367,377
Net income/(loss)	$33,598	$(63,671	)(a)
Net income/(loss) per share	$0.54	$(1.22)

(a)	Amount includes $76,477 of impairment charges, net of tax, related to Thompson/Center Arms.

The pro forma net income/(loss) has been adjusted to reflect amortization of intangibles as if the acquisition had occurred on the first day of the corresponding fiscal year. No attempt has been made to adjust the income statement impact of the fair value of the contingent consideration liability that was recorded for the year ended April 30, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Total purchase consideration:
Cash	$21,062
Stock	38,191
Contingent consideration	27,824

Total purchase consideration	$87,077

Accounts receivable	$10,077
Inventories	3,973
Other current assets	704
Deferred income taxes	422

Total current assets	15,176
Property, plant and equipment, net	1,315
Intangibles, net	11,890
Goodwill	83,865
Deferred income taxes	270
Other assets	10

Total assets acquired	112,526

Accounts payable	4,546
Accrued expenses	4,871
Accrued payroll	521
Accrued income taxes	26
Accrued taxes other than income	490
Accrued warranty	58
Current portion of notes payable	7,231

Total current liabilities	17,743
Other long term liabilities	587
Notes payable, net of current portion	7,119

Total liabilities assumed	25,449

$87,077

During fiscal 2010, we incurred $586 of acquisition-related costs, which were included in general and administrative costs. An additional $12 of stock issuance costs related to the acquisition of SWSS was incurred and recorded against additional paid-in capital during fiscal 2010.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

There have been no changes to the purchase price in any fiscal 2011 period.

None of the $10,077 in accounts receivable is subject to ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Receivables were recorded at fair value, which was equal to the gross contractual amounts receivable less an allowance for doubtful accounts of $273. All material contractual receivables, net of the allowance for doubtful accounts, were fully collected.

We amortize customer relationships and developed technology in proportion to the expected yearly revenue generated from the customer lists acquired or products expected to be sold. We amortize order backlog over the contract lives as they are executed. Trademarks and tradenames are expected to have an indefinite life. The following table sets forth the identifiable intangible assets acquired and their respective weighted average lives:

		Weighted
		Average
		Life
	Amount	(In years)

Developed technology	$2,090	10.0
Customer relationships	500	12.0
Trademarks and tradenames	7,500	Indefinite
Order backlog	1,800	0.8

	$11,890

See Note 3 regarding impairment of goodwill and intangibles during fiscal 2011.

3.	Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

Reclassification — Certain amounts presented in the prior periods’ consolidated financial statements related to deferred tax valuation allowances and intangible and capital spending have been reclassified to conform to the current periods presentation.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries — Smith & Wesson Corp., Smith & Wesson Firearms Training Centre GmbH (Germany), Thompson Center Holding Corporation, K.W. Thompson Tool Company, Inc., Thompson/Center Arms Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc. (inactive), Fox Ridge Outfitters, Inc., and Smith & Wesson Security Solutions, Inc.. The fiscal year-end of our wholly owned subsidiaries, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., and Smith & Wesson Security Solutions, Inc., was May 1, 2011 and May 2, 2010, a one-day and two-day variance to our reported fiscal year ends of April 30, 2011 and April 30, 2010, respectively. These variances did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2011 and April 30, 2010 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Derivative Instruments — We account for derivative instruments under ASC 815-10, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. At times, we have purchased foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates (see Note 14).

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2011, our accounts exceeded federally insured limits by $57,783.

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

One customer accounted for approximately 8%, 8%, and 11% of our net product sales for the fiscal years ended April 30, 2011, 2010, and 2009, respectively. This customer owed us approximately $3,211, or 5% of total accounts receivable, as of April 30, 2011 and $6,881, or 9% of total accounts receivable, as of April 30, 2010.

Inventories — We value firearm inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, and security solutions inventory, consisting primarily of mechanical and electrical components required for installation of products, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Other Comprehensive Income/(Loss) — ASC 220-10 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events that impact their equity, even if those items do not directly affect net income/(loss). For the fiscal years ended April 30, 2011, 2010, and 2009, comprehensive income/(loss) was equal to net income/(loss).

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

Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our security solutions products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract.

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

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2011, minimum royalties to be collected in the future amounted to approximately $2,236 as follows:

Minimum
For the Year Ended April 30,	Royalty

2012	$805
2013	636
2014	635
2015	130
2016	30

Total minimum royalties	$2,236

Segment Information — Information regarding our segments is presented in Note 23.

Geographic Information — Through April 30, 2011, 2010, and 2009, we had no material personnel or facilities outside of the United States. Sales outside of the United States are detailed in Note 5.

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

Earnings/(Loss) per Share — We calculate basic and diluted earnings/(loss) per common share in accordance with the provisions of ASC 260-10. Basic earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options, warrants, and other stock-based instruments, if their effect is dilutive.

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2011			2010			2009
	Net		Per Share	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount

Basic earnings/(loss)	$(82,769)	60,622	$(1.37)	$32,510	58,195	$0.56	$(64,207)	46,802	$(1.37)
Effect of dilutive stock options and warrants	—	—	—	—	776	(0.01)	—	—	—
Effect of assumed conversion of convertible notes	—	—	—	2,204	6,485	(0.02)	—	—	—

Diluted earnings/(loss)	$(82,769)	60,622	$(1.37)	$34,714	65,456	$0.53	$(64,207)	46,802	$(1.37)

For fiscal 2011, 5,515,877 shares of common stock issuable upon conversion of the Convertible Notes (as defined below), 2,345,422 shares of common stock reserved for issuance to the former stockholders of SWSS through date of issuance, and 1,598,124 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted loss per share because the effect would be antidilutive. For fiscal 2010, 691,553 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted loss per share because the effect would be antidilutive. For fiscal 2009, 6,485,084 shares of common stock issuable upon conversion of the Convertible Notes

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

and 1,903,363 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted loss per share because the effect would be antidilutive.

Valuation of Long-lived Tangible and Intangible Assets and Goodwill — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved. As noted below, we determined that there were impairments of $90,503 and $98,243 related to long-lived assets in fiscal 2011 and 2009, respectively.

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, patents, trademarks, and tradenames. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. With the exception of goodwill and intangible assets with indefinite lives, we initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our fiscal third quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for SWSS. We have determined that we operate in two segments: one for our firearm companies and a second for our security solutions subsidiary, SWSS. As of April 30, 2011, we had no goodwill recorded on our books.

Based on a combination of factors occurring during fiscal 2011, including federal and corporate budgetary constraints, increased price competition, low barrier to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our SWSS reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on the earnings and cash flow forecast for the next ten years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $83,865 in fiscal 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Based on a combination of factors occurring during fiscal 2009, including the economic environment and market conditions in the hunting industry, we determined that indicators for impairment of goodwill and intangible assets existed in our Rochester, New Hampshire reporting unit and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that reporting unit. Based on lower order intake during fiscal 2009 and lower than expected operating profits and cash flows in this reporting unit, the earnings forecast for the next ten years was revised. The fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $41,173 in fiscal 2009.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions affecting the SWSS and Rochester, New Hampshire reporting units required us to test for impairment of long-lived assets pertaining to those reporting units in fiscal 2011 and 2009, respectively. Based on those assessments, we recorded impairment charges of $6,637 and $57,070, respectively, to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2010 based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon a reporting unit’s expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our business. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline with any increase in revenues. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The changes in the carrying amount of goodwill during the year ended April 30, 2011 were as follows:

Balance as of April 30, 2010	$83,865
Impairment loss	(83,865)

Balance as of April 30, 2011	$—

Accounting for Acquisitions — We completed a significant business acquisition in fiscal 2007 and another in fiscal 2010, both of which resulted in significant goodwill and other intangible asset balances. Our business strategy contemplates that we may consummate additional acquisitions in the future. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration; the fair value of acquired intangible assets, which involve projections of future revenue and cash flows; the fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Stock Options and Other Awards and Warrants — As described in Notes 16 and 17, we have issued stock warrants and have an incentive stock plan under which employees and directors receive options to purchase our common stock or other stock-based awards.

Municipal and Product Liability — We provide reserves for municipal and potential product liability defense costs based on estimates determined in consultation with litigation counsel. We evaluate adjustments to the provision for municipal and product liability on an on-going basis and charge or credit them to cost of sales, exclusive of any insurance reimbursements. We make this evaluation based upon information regarding potential and existing product liability cases. We record any future costs as a result of this evaluation when considered both probable and reasonably estimable. Certain municipal and product liability costs are subject to reimbursement by insurance carriers.

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

Environmental reserves increased for the fiscal years ended April 30, 2011, 2010, and 2009 by $1,470, $0, and $172, respectively. Subsequent to the release of the escrow related to the Rochester, New Hampshire facility, we established a reserve relating to environmental testing and remediation for that facility of $1,470 in fiscal 2011 (see Note 21).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Warranty — We generally provide a lifetime warranty to the original purchaser of our new firearm products and provide warranties for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the fiscal years ended April 30, 2011, 2010, and 2009 amounted to $3,534, $3,004, and $6,079, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2011, 2010, and 2009:

	For the Year Ended April 30,
	2011	2010	2009

Beginning Balance	$4,588	$5,334	$1,923
Liabilities assumed in the acquisition of SWSS	—	58	—
Warranties issued and adjustments to provisions	3,534	3,004	6,079
Warranty claims	(3,909)	(3,808)	(2,668)

Ending Balance	$4,213	$4,588	$5,334

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to $10,478, $9,181, and $10,464 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $2,007, $1,729, and $918 in fiscal 2011, 2010, and 2009, respectively, as selling and marketing expenses.

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

Recently Issued Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity, as defined by Topic 805 Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.

Recently Adopted Accounting Standards — In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

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

4.	Notes Payable and Financing Arrangements

Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including SWC and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70,000 and consolidate and increase our revolving lines of credit to $40,000. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28,000 outstanding balance on the acquisition line and terminated the acquisition line. Pursuant to an amendment of the credit agreement dated January 31, 2008, TD Bank, N.A. (“TD Bank”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our fiscal 2009 second and third quarter leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we modified our leverage ratio to 3.25:1 for quarters ending after April 30, 2010. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added SWSS as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4,814 cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60,000 and extended the agreement to November 30, 2013. Pursuant to an amended and restated credit agreement dated December 7, 2010, we increased our revolving line of credit to $120,000, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014.

The credit facility provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of April 30, 2011, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 5.0% per annum.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

As security for the credit facility, TD Bank has a first priority lien on all of our personal property and real estate assets.

We may prepay, in whole or in part, any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse TD Bank for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement. We received a waiver of the 2% prepayment penalty associated with our repayment of the acquisition line of credit, as described above.

Convertible Notes — On December 15, 2006, we issued an aggregate of $80,000 of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Convertible Notes, together with $28,000 from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms. As noted below, we have exchanged a total of $50,000 of the Convertible Notes for $50,000 of Senior Notes (as defined below).

The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.

Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. We have classified the $30,000 of outstanding Convertible Notes as short term-debt on our balance sheet as of April 30, 2011 since the holders will have the right to require us to repurchase their Convertible Notes in December 2011.

The Convertible Notes are convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1 principal amount, or a total of 6,485,084 shares, which is equivalent to an initial conversion price of $12.336 per share.

As of April 30, 2011, taking into account the exchange agreements defined below, the remaining outstanding Convertible Notes are convertible into a total of 2,431,906 shares of common stock. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes.

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

We evaluated the conversion features of the Convertible Notes and determined that no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.

Senior Notes — On January 14, 2011, we issued an aggregate of $23,155 of 9.5% senior notes due 2016 (“Senior Notes”) to two investors in exchange for $23,155 of Convertible Notes pursuant to the terms and conditions of an exchange agreement (“Exchange Agreement”) and indenture (“Senior Notes Indenture”). On February 10,

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

2011 and March 3, 2011, we issued an aggregate of $16,788 and $10,057, respectively, of Senior Notes to additional investors in exchange for $16,788 and $10,057, respectively, of Convertible Notes pursuant to the terms and conditions of additional exchange agreements and the Senior Notes Indenture. As a result, we have exchanged a total of $50,000 of Convertible Notes for $50,000 of Senior Notes.

The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

At any time prior to January 14, 2014, we may, at our option, (a) redeem all or a portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date, or (b) redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 104.75% of the principal amount of the Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of clause (b) above, at least 65% of the aggregate original principal amount of the Senior Notes remains outstanding and the redemption occurs within 60 days after the closing of the equity offering. On and after January 14, 2014, we may, at our option, redeem all or a portion of the Senior Notes at a redemption price of (1) 104.75% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2014; or (2) 100% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2015, plus, in either case, accrued and unpaid interest on the Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the Senior Notes from the holders of the Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the Senior Notes mature on January 14, 2016.

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

We evaluated these exchanges as a modification event under ASC 470-60. Because we are not experiencing financial difficulties, the exchanges were not accounted for as troubled debt restructuring. Consequently, we evaluated each exchange under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments to determine if the modification was substantial. Because the conversion feature was removed in the exchange, the debt modification was determined to be substantial and, accordingly, the exchanged Convertible Notes were extinguished. The fair value of the Senior Notes was equal to the carrying value of the exchanged Convertible Notes; therefore, no gain or loss on extinguishment was recorded. In accordance with ASC 470-50, we amortized $476 of deferred financing costs associated with the extinguishment to interest expense.

Debt Issuance Costs — Debt issuance costs related to the TD Bank credit facility, including all related refinancings, amounted to $2,217 and were recorded in other assets. These costs are being amortized to expense over the life of the credit facility using the straight-line method. For the fiscal year ended April 30, 2011, we amortized $194 to interest expense.

We incurred $4,337 of debt issuance costs associated with the issuance of the Convertible Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through December 15, 2011, the date of the first redemption. For fiscal 2011, the exchange of Convertible Notes for Senior Notes discussed above resulted in increased amortization expense of $476. For the fiscal year ended April 30, 2011, we amortized $1,206 to interest expense, including the one-time write-offs related to these Convertible Notes.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

We incurred $1,778 of debt issuance costs associated with the issuance of the Senior Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through January 14, 2016, the date of maturity. For the fiscal year ended April 30, 2011, we amortized $89 to interest expense related to these Senior Notes.

The total amount amortized to interest expense for all debt issuance costs in fiscal 2011, 2010, and 2009 was $1,489, $1,100, and $1,465, respectively, including one-time write-offs. Future amortization of debt issuance costs is as follows: fiscal year 2012 is $928; fiscal 2013 is $724; fiscal 2014 is $724; fiscal 2015 is $573; and fiscal 2016 is $246.

The carrying amounts of notes payable as of April 30, 2011 and 2010 were as follows:

	April 30, 2011	April 30, 2010

Current portion of long-term debt:
20-year, $80,000 convertible notes	$30,000	$—

Total current portion	$30,000	$—

Non-current portion of long-term debt:
5-year, $50,000 term loan	$50,000	$—
20-year, $80,000 convertible notes	—	80,000

Total non-current portion	$50,000	$80,000

The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with these debt covenants as of April 30, 2011.

Letters of Credit — At April 30, 2011, we had outstanding letters of credit aggregating $810.

5.	International Sales

We sell our products worldwide. The following table sets forth the breakdown of export sales, which accounted for 5%, 7%, and 7% of net sales for the fiscal years ended April 30, 2011, 2010, and 2009, respectively:

	For the Year Ended April 30,
Region	2011	2010	2009

Europe	$4,911	$4,011	$6,440
Asia	5,970	13,634	5,672
Latin America	1,845	3,825	4,574
All others international	6,563	5,455	7,999

Total net international sales	$19,289	$26,925	$24,685

No individual foreign country accounted for more than 10% of net sales.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

6.	Other Income (Expense)

The following sets forth the details of other income (expense) for the fiscal years ended April 30, 2011, 2010, and 2009:

	For the Year Ended April 30,
	2011	2010	2009

Adjustment to fair value on derivative contracts (Note 14)	186	(186)	(97)
Adjustment to fair value on SWSS contingent consideration (Note 2)	3,060	9,587	—
Pension adjustment	(12)	(15)	(89)
Other	41	81	25

Total other income/(expense)	$3,275	$9,467	$(161)

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the fiscal years ended April 30, 2011, 2010, and 2009, advertising expenses, included in selling and marketing expenses, amounted to approximately $15,443, $13,880, and $13,842, respectively.

8.	Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Machinery and equipment	$99,073	$80,357
Building and improvements	9,737	7,042
Land and improvements	2,348	1,315

	111,158	88,714
Less: Accumulated depreciation	(51,462)	(39,873)

	59,696	48,841
Construction in progress	2,694	9,877

Total property, plant, and equipment, net	$62,390	$58,718

Estimated cost to complete construction in progress is $5,605.

Depreciation expense amounted to $11,993, $10,023, and $8,729 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2011, 2010, and 2009:

	For the Year Ended April 30,
	2011	2010	2009

Cost of products and services sold	$10,066	$10,875	$7,488
Research and development	86	81	83
Selling and marketing	207	172	167
General and administrative	3,087	1,395	3,467
Interest expense	1,489	1,100	1,465

Total depreciation and amortization	$14,935	$13,623	$12,670

9.	Inventories

The following table sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Finished goods	$15,409	$20,623
Finished parts	18,845	13,235
Work in process	8,091	9,187
Raw material	9,375	7,680

Total inventories	$51,720	$50,725

10.	Intangible Assets

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

The following table presents a summary of intangible assets:

		Impairment
	Historical Value	(Note 3)	April 30, 2011	April 30, 2010

Developed technology	$3,737	$(617)	$3,120	$3,830
Customer relationships	447	(347)	100	500
Patents, trademarks, and tradenames	12,709	(5,673)	7,036	12,664
Software	542	—	542	435
Backlog	2,400	—	2,400	2,400

	19,835	(6,637)	13,198	19,829
Less: Accumulated amortization	(4,506)	—	(4,506)	(3,610)

Total intangible assets, net	$15,329	$(6,637)	$8,692	$16,219

Amortization expense, excluding amortization of deferred financing costs, amounted to $1,453, $2,500, and $2,475 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively. As noted in Note 3, during fiscal 2011

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

and 2009, we became aware of impairments in our intangible assets, which caused us to write off $6,637 and $57,070, respectively, of the net value of these assets. We expect amortization expense will approximate $1,100 annually over each of the next five fiscal years.

11.	Receivables from Insurance Carriers

As discussed in Notes 15 and 21, we are party to lawsuits related to the use of our firearm products. We carry insurance that covers certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

There has been no activity in the receivable account since fiscal 2009. The outstanding balance as of April 30, 2011 and 2010 was $2,060 ($25 in other current assets and $2,035 in non-current assets). Our insurance carriers paid no defense costs in fiscal 2011 or 2010.

12.	Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Accrued rebates and promotions	$1,731	$2,589
Accrued professional fees	4,585	4,175
Accrued employee benefits	2,690	2,769
Accrued distributor incentives	6,301	5,758
Accrued environmental	107	80
Interest payable	1,575	1,192
Accrued workers’ compensation	593	544
Accrued utilities	579	483
Accrued contingent consideration (Note 2)	—	18,238
Deferred revenue	1,855	2,817
Accrued commissions	1,383	1,142
Accrued severance/restructuring costs (Note 13)	1,252	—
Accrued other	2,705	2,297

Total accrued expenses	$25,356	$42,084

13.	Plant Consolidation

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

For the fiscal year ended April 30, 2011, we recorded $2,662 in expenses related to facilities and employee severance, including $2,240 of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $422 in operating expenses. We expect

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

to record an additional $4,358 in expenses in fiscal 2012, including an additional $3,765 of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $593 in operating expenses. Once completed, the total amount incurred in connection with our restructuring plan is expected to be $7,020, with $2,494 for employee severance and relocation expenses and $4,526 for facilities-related expenses.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the year ended April 30, 2011 for the plan discussed above (in thousands):

	Employee
	Severance and
	Termination	Facilities-
	Benefits	Related Costs

Balance at April 30, 2010	$—	$—
Costs incurred during the period	1,383	1,279
Costs paid or settled during the period	(131)	(870)

Balance at April 30, 2011	$1,252	$409

On December 21, 2010, under the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4,400 during the fiscal year ended April 30, 2011. As of April 30, 2011, we placed in service $12,609 of qualified assets and recorded the maximum $4,400 of ITC as a contra asset account included in Property, Plant, and Equipment.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	April 30,		April 30,
Description	2011	(Level 1)	2010	(Level 1)

Assets:
Cash equivalents and short-term deposits	$58,283	$58,283	$39,793	$39,793

Total assets	$58,283	$58,283	$39,793	$39,793

Liabilities:
Foreign Exchange Contracts	$—	$—	$186	$186
Contingent consideration (Note 2)	—	—	18,238	18,238

Total liabilities	$—	$—	$18,424	$18,424

We purchase certain finished goods and component parts from a European supplier and pay for them in euros. We routinely purchase foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates. Forward contracts provide protection for us against the devaluation of the U.S. dollar to the euro. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets.

Other than those acquired in business combinations, we record long-lived tangible assets at cost and depreciate them over their useful lives. We test indefinite-lived intangible assets and goodwill acquired in business combinations for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table presents information about derivatives outstanding as of April 30, 2011 and 2010:

Derivatives Not Designated as Hedging
Instruments	Balance Sheet Location	2011	2010
	Liabilities

Foreign Exchange Contracts	Accrued expenses	$—	$186
Contingent Consideration (Note 2)	Other current liabilities	—	18,238

The following table presents information about the effect of derivative instruments on our financial performance for the years ended April 30, 2011, 2010, and 2009:

	Location of Gain or (Loss)
Derivatives Not Designated as Hedging	Recognized in Income on
Instruments	Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		2011	2010	2009

Foreign Exchange Contracts (realized)	Cost of goods sold	$1,764	$(131)	$(661)
Foreign Exchange Contracts (unrealized)	Other income/(expense)	186	(186)	(97)
Contingent Consideration (Note 2)	Other income/(expense)	3,060	9,587	—

15.	Self-Insurance Reserves

As of April 30, 2011 and 2010, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9,456 and $9,694, respectively, of which $4,579 and $4,760, respectively, have been classified as non-current and are included in other non-current liabilities and $2,293 and $2,157, respectively, have been included in accrued expenses, and $2,584 and $2,777, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of April 30, 2011 and 2010, $221 and $446, respectively, the excess workers’ compensation receivable had been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $11,461, $10,250, and $12,704 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2011, 2010, and 2009:

	For the Year Ended April 30,
	2011	2010	2009

Beginning balance	$9,694	$10,985	$11,587
Additional provision charged to expense	11,461	10,250	12,704
Payments	(11,699)	(11,541)	(10,813)
Reduction in liability (offset by a reduction to receivable from insurers)	—	—	(2,493)

Ending balance	$9,456	$9,694	$10,985

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2011 and 2010, we had accrued reserves for product and municipal litigation liabilities of $5,473 and $5,760, respectively (of which $2,889 and $2,983, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

April 30, 2011 and 2010, we had recorded receivables from insurance carriers related to these liabilities of $2,060 in each year, of which $2,035 in each year has been classified as other assets and the remaining amount of $25 has been classified as other current assets.

16.	Capital Stock

Common Stock Issued

During the fiscal year ended April 30, 2011, we issued 90,334 shares of common stock having a market value of approximately $330 to current and former employees upon the exercise of stock options granted to them while employees of our company. The proceeds from the exercise of these stock options were $144.

During the fiscal year ended April 30, 2011, we issued 350,971 shares of our common stock having a market value of approximately $1,248 under our Employee Stock Purchase Plan (“ESPP”). The proceeds from the purchase of these shares were $1,062.

On March 18, 2011, we issued 4,080,000 shares of our common stock to the former stockholders of SWSS in conjunction with our acquisition of SWSS (see Note 2).

During the fiscal year ended April 30, 2010, we issued 126,499 shares of common stock having a market value of $734 to current and former employees upon the exercise of stock options granted to them while employees of our company. The proceeds from the exercise of these stock options were $190.

During the fiscal year ended April 30, 2010, we issued 280,438 shares of our common stock having a market value of $1,226 under our ESPP. The proceeds from the purchase of these shares were $1,042.

On May 12, 2009, we completed a stock offering of 6,000,000 shares of common stock, which yielded net proceeds of $35,017.

In July 2009, we issued 5,492,286 shares of common stock in conjunction with our acquisition of SWSS. In November 2009, we issued an additional 107,714 shares of common stock in conjunction with our acquisition of SWSS (see Note 2).

During the fiscal year ended April 30, 2009, we issued 429,499 shares of common stock having a market value of $2,433 to current and former employees upon the exercise of stock options granted to them while employees of our company. The proceeds from the exercise of these stock options were $465.

During the fiscal year ended April 30, 2009, we issued 278,260 shares of our common stock having a market value of $1,374 under our ESPP. The proceeds from the purchase of these shares were $846.

On May 23, 2008, we completed a stock offering of 6,250,000 shares of common stock, which yielded net proceeds of $32,046 and allowed us to repay the $28,000 acquisition loan that financed a portion of the Thompson/Center Arms acquisition.

Stock Warrants Issued and Repurchased

On September 12, 2005, in conjunction with the sale of 6,000,000 shares of our common stock, we issued to investors and our placement agent warrants to purchase 1,200,000 and 120,000 shares of our common stock, respectively. All warrants expired in fiscal 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The following table outlines the activity related to the warrants for the periods indicated:

	For the Year Ended April 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Warrants outstanding, beginning of the period	70,000	$4.36	70,000	$4.36	70,000	$4.36
Warrants expired during the period	(70,000)	(4.36)	—	—	—	—

Warrants outstanding, end of the period	—	$—	70,000	$4.36	70,000	$4.36

Warrants exercisable, end of the period	—	$—	70,000	$4.36	70,000	$4.36

Weighted average remaining life	0.0 years		0.4 years		1.4 years

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

The 2004 Incentive Stock Plan authorizes the issuance of the lesser of (1) 15% of the shares of our common stock outstanding from time to time, or (2) 10,000,000 shares of our common stock. The plan permits the grant of options to acquire common stock, restricted common stock and deferred stock, restricted stock units (“RSUs”), stock appreciation rights, and dividend equivalents. Our board of directors, or a committee established by the board, administers the SOPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SOPs are exercisable at a price determined by the board or committee at the time of grant, but in no event less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SOPs are nontransferable and subject to forfeiture.

Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our President and Chief Executive Officer during the fiscal year ended April 30, 2005. These options expire on December 6, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

The number of shares and weighted average exercise prices of stock options granted under the SOPs and the separate grant for the fiscal years ended April 30, 2011, 2010, and 2009 are as follows:

	For the Year Ended April 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	3,207,264	$4.93	2,428,263	$4.76	2,247,262	$3.88
Granted during year	755,600	3.85	950,500	5.12	615,500	5.40
Exercised during year	(90,334)	1.60	(126,499)	1.51	(429,499)	1.08
Canceled/forfeited during year	(734,965)	5.06	(45,000)	9.43	(5,000)	4.55

Options outstanding, end of period	3,137,565	$4.73	3,207,264	$4.93	2,428,263	$4.76

Weighted average remaining life	5.95 years		6.99 years		6.86 years

Options exercisable, end of period	2,101,705	$4.91	1,866,101	$4.35	1,609,594	$3.79

Weighted average remaining life	4.47 years		5.55 years		5.96 years

As of April 30, 2011, there were 5,892,605 shares available for grant under the 2004 Incentive Stock Plan.

The aggregate intrinsic value for outstanding options that were vested as of April 30, 2011, 2010, and 2009 was $1,625, $2,699, and $5,852, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2011, 2010, and 2009 was $1,622, $2,590, and $5,440, respectively.

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

All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

such successor corporation. As of April 30, 2011, we had issued 1,895,732 shares of common stock under the ESPP. During fiscal 2011, 2010, and 2009, 350,971, 280,438, and 278,260 shares, respectively, were purchased under the ESPP.

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

The following assumptions were used in valuing our options and ESPP shares:

	For the Year Ended April 30,
	2011	2010	2009

Stock option grants:
Risk-free interest rate	1.31 - 2.47%	3.42 - 3.80%	2.78 - 4.05%
Expected term	5.36 - 9.0 years	7.08 - 10.0 years	7.08 - 10.0 years
Expected volatility	69.5 - 76.4%	76.0 - 76.9%	72.8 - 76.7%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.18%	0.21%	1.08%
Expected term	6 months	6 months	6 months
Expected volatility	34.0%	60.9%	88.7%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2011, 2010, and 2009 was $2.63, $4.00, and $4.14, respectively. Compensation expense recognized related to grants of options to certain employees was $1,953 for the year ended April 30, 2011. The weighted-average fair value of ESPP shares purchased in fiscal 2011, 2010, and 2009 was $0.88, $1.43, and $1.75, respectively. Compensation expense recognized related to ESPP shares purchased was $344 for the year ended April 30, 2011.

A summary of activity in unvested RSUs for fiscal 2011, 2010, and 2009 is as follows:

	For the Year Ended April 30,
	2011		2010		2009
	Total # of	Weighted Average	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value

RSUs outstanding, beginning of year	210,727	$10.32	346,944	$9.89	560,418	$9.90
Awarded	127,700	3.87	47,400	5.31	21,000	3.51
Vested	(79,828)	11.36	(171,284)	8.16	(178,140)	8.95
Forfeited	(134,999)	8.22	(12,333)	9.12	(56,334)	10.57

RSUs outstanding, end of year	123,600	$5.27	210,727	$10.32	346,944	$9.89

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

During the fiscal year ended April 30, 2011, we granted 127,700 RSUs, with an aggregate maximum award of 240,400 RSUs, to current and former employees. These RSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). During the fiscal year ended April 30, 2011, we delivered 67,195 shares of common stock under RSUs that had vested during such periods with a total market value of $271. During the year ended April 30, 2011, we cancelled an aggregate of 134,999 performance-based RSUs, consisting of (i) 53,333 performance-based RSUs previously granted to our President and Chief Executive Officer, as financial targets associated with these RSUs were not met for the fiscal year ended April 30, 2011, (ii) 40,000 performance-based RSUs previously granted to our former Executive Vice President and Chief Financial Officer, following the termination of employment, (iii) 15,000 performance-based RSUs previously granted to our former President of the Security Solutions Division, following the termination of employment, and (iv) 26,666 performance-based RSUs previously granted to our President and Chief Executive Officer, as financial targets associated with these RSUs were not met for the fiscal year ended April 30, 2010. Compensation expense recognized related to grants of RSUs, excluding the $905 impact of the 134,999 canceled performance-based RSUs previously granted to current and former employees named above, was $281 for the year ended April 30, 2011. As of April 30, 2011, there was $291 of unrecognized compensation cost related to unvested RSUs, much of which relates to performance-based shares. This cost is expected to be recognized over a weighted average of 2.0 years.

During the fiscal year ended April 30, 2010, we granted to our President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer 47,400 RSUs, with an aggregate maximum award of 79,800 RSUs, subject to performance-based vesting. We also granted 7,500 RSUs to non-employees. During the year ended April 30, 2010, 53,333 performance-based shares previously awarded to our President and Chief Executive Officer vested and were delivered in fiscal 2011. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was approximately $423 for the year ended April 30, 2010.

During the fiscal year ended April 30, 2009, we granted 6,000 RSUs to current employees subject to time-based vesting. We also granted 15,000 RSUs to non-employees. As of April 30, 2009, there were 346,944 RSUs outstanding as 85,748 were canceled due to employee terminations and 53,334 of performance-based RSUs were canceled because of the failure to satisfy performance targets. The aggregate fair market value of our RSU grants is being amortized to compensation expense over the vesting period (three years). Compensation expense recognized related to grants of RSUs to certain employees and non-employees was $1,086 for the year ended April 30, 2009.

We recorded stock-based compensation expense of $1,680, $3,284, and $3,307 for fiscal 2011, 2010, and 2009, respectively. Stock-based compensation expense is included in general and administrative expenses.

The intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $186, $543, and $1,969, respectively.

The grant date fair value of RSUs vested in fiscal 2011, 2010, and 2009 was $321, $1,427, and $883, respectively.

There were no material modifications to options, warrants, or RSUs during fiscal 2011, 2010, or 2009.

At April 30, 2011, the total unamortized fair value of stock options was $1,433, which will be recognized over the remaining vesting period of 3.0 years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

18.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed $991, $1,559, and $1,194 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes, as defined, to the plan each year. For fiscal 2011, we plan to contribute approximately $4,096. We contributed $7,165 and $6,248 for the fiscal years ended April 30, 2010 and 2009, respectively. Contributions are funded after the fiscal year-end.

We also have a defined contribution profit sharing plan covering substantially all Thompson/Center Arms employees based on certain eligibility criteria. Our board of directors, at its discretion, determines contributions to be made from net income of Thompson/Center Arms. For fiscal 2011, we do not plan to make any payments under this plan. For fiscal 2010 and 2009, we did not make any payments under this plan.

19.	Post-employment, Post-retirement, and Deferred Compensation

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at April 30, 2011. Benefits under this plan are paid monthly (currently monthly benefit is $3, which is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of April 30, 2011, $110 has been accrued in accrued liabilities and $329 has been accrued in other non-current liabilities in our consolidated financial statements, based upon the present value of the estimated future obligation using a discount rate of 1.96% and the remaining months of commitment. Estimated future benefit payments are as follows: 2012 — $110, 2013 — $110, 2014 — $92, 2015 — $74, 2016 — $61, and thereafter — $25.

Under the plan, we may also be required to continue to pay Thompson/Center Arms’ portion of health insurance premiums as offered to employees until the retiree becomes eligible for Medicare. As of April 30, 2011, there were four individuals receiving cash payments under this plan and none of them was eligible to receive the health insurance benefit.

20.	Income Taxes

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Income tax expense/(benefit) consists of the following:

	For the Year Ended April 30,
	2011	2010	2009

Current:
Federal	$320	$5,567	$7,419
State	1,924	2,347	1,580

Total current	2,244	7,914	8,999
Deferred:
Deferred federal and state	(1,996)	6,927	(23,917)
Change in valuation allowance	—	—	—

Total deferred	(1,996)	6,927	(23,917)

Total income tax expense/(benefit)	$248	$14,841	$(14,918)

The following table presents a reconciliation of the provision for income taxes at statutory rates to the provision in the consolidated financial statements:

	For the Year Ended April 30,
	2011	2010	2009

Federal income taxes expected at 35% statutory rate	$(28,881)	$16,573	$(27,693)
State income taxes, less federal income tax benefit	318	1,595	(1,162)
Employee Stock Purchase Plan	96	154	133
Other	510	711	(152)
Business meals and entertainment	112	127	112
SWSS fair value exclusion	(1,071)	(3,356)	—
Depreciation-permanent	(22)	(2)	(11)
Effect of Goodwill impairment	29,353	—	14,401
Domestic production activity deduction	—	(445)	(492)
Research and development tax credit	(308)	(53)	(97)
Change in FIN 48 Reserve	141	(463)	43

Total income tax expense/(benefit)	$248	$14,841	$(14,918)

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following:

	April 30,
	2011	2010

Current tax assets (liabilities):
Environmental reserves	$118	$31
Inventory reserves	5,040	4,116
Product liability	833	963
Accrued expenses, including compensation	5,492	4,494
Warranty reserve	1,306	1,386
Other	977	622
Property taxes	(51)	(154)
Promotions	616	81
Less valuation allowance	(258)	(290)

Net deferred tax asset — current	$14,073	$11,249

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$2,253	$2,441
Environmental reserves	222	223
Product liability	464	275
Workers’ compensation	542	329
Warranty reserve	303	307
Stock-based compensation	5,562	6,006
State bonus depreciation	404	—
Property, plant and equipment	(11,584)	(6,846)
Intangible assets	(2,528)	(5,319)
Transaction costs	(189)	(187)
Pension	136	168
Other	24	24
Less valuation allowance	(918)	(386)

Net deferred tax asset (liability) — non-current	$(5,309)	$(2,965)

Net tax asset — total	$8,764	$8,284

As required by Accounting Standards Codification (“ASC”) Topic 740-10, we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. We are not aware of any recent or expected future changes in tax laws that would have a material impact on our financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

We had federal net operating loss carryforwards amounting to $1,601 as of April 30, 2011. The April 30, 2011 net operating loss expires through 2021. We obtained $8,215 in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $403 in fiscal 2012 and $108 for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforward. Adjustments to reserves and book versus tax difference on amortization of intangible assets have increased the overall net deferred tax asset to $8,764 as of April 30, 2011.

There were $10,938 and $4,591 in state net operating loss carryforwards as of April 30, 2011 and 2010, respectively. There were no state net operating loss carryforwards as of April 30, 2009. There was $1,739 and $1,218 of state tax credit carryforwards as of April 30, 2011 and 2010, respectively. The credits expire between April 30, 2014 and April 30, 2025 or have no expiration date.

As of April 30, 2011, valuation allowances of $26, $445, and $705 were provided on our deferred tax assets for a federal capital loss carryforward, state net operating losses, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2010, valuation losses of $26 and $650 were provided on our deferred tax assets for a federal capital loss carryforward and state tax credits, respectively. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits related mainly to our operations in Franklin, Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2011 or 2010, as we believe that it is more likely than not that all such assets will be realized.

At April 30, 2011 and 2010, we had gross tax-effected unrecognized tax benefits of $1,123 and $1,923, respectively, of which $1,123 and $1,052, respectively, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2011 and 2010, we have $178 and $179, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	April 30,
	2011	2010

Beginning balance	$1,923	$929
Gross increases — tax positions in prior year	112	310
Gross increases/(decreases) — current period tax positions	(871)	871
Gross increases — acquisition of SWSS	—	587
Settlements	(119)	(9)
Interest, penalties and impact of state deductions on federal taxes	78	(125)
Lapse of statute of limitations	—	(640)

Ending balance	$1,123	$1,923

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2012, we expect to incur additional taxes, interest and penalties on uncertain tax positions. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2007.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

21.	Commitments and Contingencies

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

We and certain of our officers and directors were named in three similar purported securities class action lawsuits, which were subsequently consolidated into one action. The plaintiffs seek damages for alleged violations of Section 10(b) and Section 20(a) of the Exchange Act. The certified consolidated action consists of a class of persons that purchased our securities between June 15, 2007 and December 6, 2007. On March 25, 2011, the court dismissed the case with prejudice. The plaintiff is appealing the Court’s dismissal.

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

For the fiscal years ended April 30, 2011, 2010, and 2009, we paid $1,296, $1,047, and $1,323, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $70, $1,097, and $0, respectively, in those fiscal years in settlement fees relative to product liability cases.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

In fiscal 2011, we recorded expense of $1,009 to recognize changes in our product liability and municipal litigation liability. In fiscal 2010 and 2009, we recorded income and expense of $74 and $1,642, respectively, to recognize changes in our product liability and municipal litigation liability.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

New Cases

Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Nevada. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart). They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On November 15, 2010, the parties stipulated to a scheduling order, signed by the court that same day, that, among other things: (1) consolidated the two cases; and (2) set forth a schedule for the putative plaintiffs to file a consolidated amended complaint, and then a motion to dismiss briefing schedule. On or about November 23, 2010, the defendants removed the action from the District Court of Nevada, Clark County to the United States District Court for the District of Nevada. On December 8, 2010, the putative plaintiffs filed an ex parte motion for extension of time to file their consolidated amended complaint, indicating that they intended to file a motion to remand the case back to state court. The district court granted the motion on December 14, 2010, and ordered that the consolidated amended complaint was due within 14 days after the district court ruled on the then-anticipated motion to remand. The putative plaintiffs filed their anticipated motion to remand on December 21, 2010. On December 22, 2010, defendants filed a response to the motion to remand, in which they consented to the remand. On or about May 9, 2011, this case was remanded back to the Clark County District Court for the State of Nevada. On May 24, 2011, the putative plaintiffs filed their consolidated Verified Amended Complaint. On June 10, 2011, the plaintiffs agreed to dismiss their Nevada state court complaint with the intention of refiling a similar complaint in the U.S. District Court for the District of Massachusetts. A stipulation reflecting that agreement of the parties is currently pending before the Nevada state court.

Aaron Sarnacki v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Arizona. This action was filed on or about October 28, 2010. It is a purported derivative action brought by the plaintiff on behalf of our company against certain of our officers and directors. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing misleading statements concerning our earnings and business prospects for fiscal 2008. The complaint also asserts that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about our financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On January 13, 2011, this action was transferred to the United States District Court for the District of Massachusetts. We have until July 1, 2011 to file our answer or move to dismiss.

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

Charles Quasté v. Smith & Wesson Corporation, in the United States District Court for the Eastern District of Pennsylvania. On January 14, 2011, the plaintiff filed an Amended Complaint asserting claims for compensatory damage stemming from an injury allegedly sustained by the plaintiff while using a Model 460XVR revolver. The Amended Complaint asserts claims for negligence, strict liability, and breach of warranty. On February 11, 2011, we filed an Answer to the Amended Complaint denying liability. A status conference was held on April 4, 2011. Discovery is ongoing. A court-ordered arbitration hearing is scheduled for October 18, 2011.

Cybergun, S.A. v. Smith & Wesson Holding Corporation and Smith & Wesson Corporation, in the Commercial Court of Paris, France. The complaint, which was filed on or about January 13, 2011, alleges unfair competition and damage to reputation. The plaintiff asserts that it suffered damage to its image and reputation after reports were allegedly made on certain soft air gun web sites that we had previously filed a separate trademark infringement, unfair competition, and breach of contract action against the plaintiff in the United States District Court for the District of Arizona. The plaintiff alleges that we intentionally orchestrated the media coverage reported in the complaint after we filed the separate lawsuit in the United States. The plaintiff is seeking €450 (approximately $668) in compensatory damages, as well as €15 (approximately $22) in court costs. An initial court conference was held on June 15, 2011. A hearing is scheduled for September 28, 2011.

Smith & Wesson Holding Corporation and Smith & Wesson Corp. v. Cybergun, S.A., et al., in the United States District Court for the District of Arizona. We filed this action against the defendants, on or about June 17, 2010, asserting federal trademark infringement, federal unfair competition, federal trademark dilution, contributory and vicarious trademark infringement, common law infringement of trademark, common law unfair competition, and breach of contract, following our termination of a trademark license agreement concerning soft air guns with defendant Cybergun. Cybergun has counter-claimed seeking declaratory judgment, as well as counts for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contractual relations, and common law unfair competition. We have answered Cybergun’s counter-claims denying all liability. A scheduling conference was held before the court on November 8, 2010. Discovery is ongoing. Trial is scheduled to begin on May 8, 2012.

Universal Safety Response, Inc. v. Barrier1 Systems, Inc., in the United States District Court for the Northern District of New York. This suit was filed by USR, on September 1, 2010, against the defendant, Barrier1 Systems, Inc. USR’s complaint alleges that the defendant’s barrier system infringes patents owned by USR. On October 14, 2010, the defendant filed counterclaims against USR alleging that USR’s patents are invalid, bad faith, and unfair competition. Both parties seek injunctions, unspecified damages, and attorney’s fees. On December 1, 2010, the defendant filed a Motion to Transfer Venue to the Middle District of North Carolina. On December 22, 2010, USR opposed the defendant’s motion. No decision has been issued to date. Discovery is ongoing. Trial is scheduled to begin on January 14, 2012.

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

Adam Coffey v. Smith & Wesson Corp., in the United States District Court for the Northern District of Ohio. On February 8, 2011, this case was settled within the limits of our self-insured retention.

Cases on Appeal

The ruling in the following case is subject to certain pending appeals:

In re Smith & Wesson Holding Corp. Securities Litigation.  This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff Oklahoma Firefighters Pension and Retirement System filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it failed to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ended on October 1, 2010. On October 29, 2010, we moved for summary disposition of the case. Lead Plaintiff opposed our motion on November 22, 2010 and cross-moved for partial summary judgment. A hearing of this matter was held on December 20, 2010. On March 25, 2011, the Court granted our Motion for Summary Judgment as to all remaining defendants, and dismissed the consolidated actions with prejudice. Plaintiff filed its Notice of Appeal of that dismissal on April 21, 2011. Plaintiff has not appealed Mr. Monheit’s dismissal and the time for such an appeal has now past. Plaintiff has until July 5, 2011 to file its Appellant Brief.

J.D. Nelson, et al. v. Smith & Wesson Corp., et al., in the United States District Court for the District of Alaska. This suit was filed in the state court of Alaska on June 3, 2009, and removed to the United States District Court on January 25, 2010 after service of process. The plaintiffs claimed that the minor-plaintiff, Kariel Young, was rendered a paraplegic as a result of the discharge of a round of ammunition from a .22 caliber Smith & Wesson revolver. The complaint alleged negligence, strict liability, breach of warranty, ultra hazardous activities, and claims under unspecified consumer protection laws. The plaintiffs sought damages for emotional distress, compensatory

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

damages, and punitive damages. We filed a Motion to Dismiss the Complaint. The plaintiffs sought remand of the case to state court, which was denied on May 5, 2010. On May 18, 2010, the court granted our motion to dismiss, and dismissed the plaintiffs’ case in its entirety. On June 1, 2010, the plaintiffs filed a motion for reconsideration. On June 14, 2010, the plaintiffs’ motion for reconsideration was denied by the court. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals on June 18, 2010. The plaintiffs’ brief was filed on October 12, 2010. Our reply brief was filed on November 26, 2010. On December 16, 2010, we filed our answering brief. Oral argument has been scheduled for August 2011.

Tenedora Tuma, S.A. v. Smith & Wesson Corp., in the Civil and Commercial Court of the First District of the Court of First Instance of the National District, Santo Domingo, Dominican Republic. The plaintiff commenced this suit by submitting a request for a preliminary reconciliation hearing. After two preliminary reconciliation hearings, the Reconciliation Committee issued a Certificate of Lack of Agreement. Thereafter, a Summons and Notice of Claim was issued to us on January 17, 2000. The plaintiff alleged we terminated its distributor agreement without just cause and sought damages of approximately $600 for alleged violations of Dominican Republic Law 173 for the Protection of Importers of Merchandise and Products. Briefing on the merits was completed in the trial court in November 2002. On June 7, 2004, the court granted our Motion to Dismiss in its entirety. Notification of the judgment was filed on August 10, 2004. On or about September 9, 2004, plaintiff purportedly appealed the decision. On March 3, 2005, we were informed that a hearing had been held in the Court of Appeals on October 27, 2004, without notification to our counsel or us and that the merits of plaintiff’s appeal had been taken under advisement by that court. On June 23, 2005, a hearing was held wherein we attempted to re-open the appeal based on the lack of service of the appeal papers on us. On or about November 11, 2005, the Court of Appeals rendered a final decision. The Court refused plaintiff’s arguments on appeal and upheld our petitions, confirming all aspects of the Judgment rendered by the Court of First Instance in our favor. On January 12, 2006, plaintiff appealed to the Supreme Court in the Dominican Republic. Our response was filed on February 10, 2006. A hearing was held before the Supreme Court in the Dominican Republic on October 11, 2006, wherein both parties presented their final arguments. No decision has been issued to date.

Pending Cases

City of Gary, Indiana, by its Mayor, Scott L. King v. Smith & Wesson Corp., et al., in Lake Superior Court, Indiana. Plaintiff’s complaint alleges public nuisance, negligent distribution and marketing, and negligent design and seeks an unspecified amount of compensatory and punitive damages and certain injunctive relief. Defendants’ motion to dismiss plaintiff’s complaint was granted on all counts on January 11, 2001. On September 20, 2002, the Indiana Court of Appeals affirmed the trial court’s dismissal of plaintiff’s claims. On December 23, 2003, the Indiana Supreme Court reversed the decision and remanded the case to the trial court. The court held that plaintiff be allowed to proceed with its public nuisance and negligence claims against all defendants and its negligent design claim against the manufacturer defendants. We filed our answer to plaintiff’s amended complaint on January 30, 2004. On November 23, 2005, defendants filed a Motion to Dismiss based on the Protection of Lawful Commerce in Arms Act (PLCAA). On October 23, 2006, the court denied defendants’ motion to dismiss. On October 29, 2007, the Indiana Court of Appeals affirmed the trial court’s denial of defendants’ motion for judgment on the pleadings based on the PLCAA. The court affirmed on different grounds, holding that the statute does not apply to the City of Gary’s case. The court did not address the constitutional claims. On February 7, 2008, defendants filed a petition to transfer to the Indiana Supreme Court. On January 12, 2009, the Indiana Supreme Court denied defendants’ petition to transfer jurisdiction. Defendants’ deadline to appeal to the United States Supreme Court expired on April 9, 2009. Defendants elected not to ask that court to review the Indiana Court of Appeals’ October 29, 2007 decision. Trial is not currently scheduled.

Oren Gorden v. Smith & Wesson Corp., et. al., in the Territorial Court of the Virgin Islands, District of St. Croix. The complaint was filed on January 19, 2001 and seeks unspecified compensatory damages for personal injuries allegedly sustained by Mr. Gorden. The complaint alleges that Mr. Gorden’s Smith & Wesson handgun

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

malfunctioned and exploded when he tried to load it. We filed an answer denying all allegations of liability. On November 17, 2003, the firearm at issue in this case was lost in transit by a commercial carrier while it was being returned by us to plaintiff. On April 21, 2004, the court denied our motion for summary judgment. Mediation was conducted on April 13, 2005. Expert discovery is ongoing. A status conference was held on October 29, 2007. Trial scheduled for May 10, 2010 was set aside. On June 16, 2011, the parties were required to submit their proposed stipulated scheduling order to finalize discovery. No new trial date has been scheduled.

Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. The complaint, filed on July 18, 2008, asserts claims for negligence, strict liability, and breach of warranty. The plaintiffs seek unspecified money damages. The plaintiff Todd Brown claims to have been using a Smith & Wesson Model 460 revolver on December 26, 2007 when he sustained injuries to his left hand during the firing of the revolver. The plaintiffs allege that we failed to provide adequate warnings regarding the risk of personal injury associated with the gases escaping from the barrel cylinder gap of the revolver during firing. We filed our Answer to the Complaint on August 14, 2008, denying the plaintiffs’ allegations of liability. Discovery is closed. On June 24, 2010, we filed a motion for summary judgment. On March 16, 2011 the court denied our motion for summary judgment. Trial is scheduled for June 27, 2011.

Chester Wolfe, et. al. v. Smith & Wesson Holding Corporation, et. al. in the Common Pleas Court of Miami County, Ohio. The complaint, filed on December 16, 2008, alleges that the plaintiff sustained an amputation of his left thumb on December 25, 2007, while operating a Smith & Wesson Model 460 revolver, due to gas escaping from the barrel cylinder gap at the front of the revolver. Plaintiffs allege products liability asserting claims for design and manufacturing defect, failure to warn, and loss of consortium. Plaintiffs seek damages in excess of $25,000. On January 14, 2009, we filed our answer denying plaintiffs’ allegations. On December 11, 2009, plaintiff withdrew their case against the dealer, leaving us as the only defendant in the case. On December 21, 2009, we removed the case to federal court. Discovery is ongoing. Court-ordered mediation is scheduled for September 20, 2011. Trial is scheduled to begin on December 5, 2011.

Brian Ward v. Thompson/Center Arms Company, Inc., et. al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that the plaintiff sustained eye injuries using a Thompson/Center Arms rifle. The plaintiff asserts product liability claims against both our company and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, we filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to the plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, the plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference was scheduled for August 5, 2010 but was postponed because the plaintiff’s counsel is retiring. A settlement conference was held on November 2, 2010 with no agreement reached. Trial is scheduled to begin in May 2012.

Jeremy McCutchen v. Thompson/Center Arms Company, Inc., et al., in the District Court of Harris County, Texas. The complaint, filed on December 21, 2009, asserts claims of strict liability, breach of warranty, negligence, and failure to warn. Plaintiff seeks unspecified money damages. Plaintiff claims to have been using a Thompson/Center Arms rifle on December 22, 2007 when the firearm allegedly malfunctioned causing him injury. We filed an answer to plaintiff’s complaint on January 29, 2010 denying all allegations of liability. Discovery is ongoing. Trial is scheduled to begin on October 3, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Steve and Michelle Santoyo v. Bear Lake Holdings, Inc., d/b/a Thompson/Center Arms, et al., in the circuit court for Boone County, Missouri. The complaint, which was filed on or about February 11, 2010, asserts claims of strict liability, negligence, failure to warn, negligently supplying a dangerous instrumentality, loss of consortium, and punitive damages. The plaintiffs’ seek unspecified money damages. The plaintiff Steve Santoyo claims to have been using a Thompson/Center Arms Black Diamond muzzleloader on November 28, 2008 when the firearm allegedly malfunctioned causing him injury. On March 15, 2010, we removed the case to the United States District Court for the Western District of Missouri. On March 22, 2010, we filed our response to the plaintiffs’ complaint. On March 27, 2010, the plaintiffs filed a motion to remand the case back to the circuit court. On April 14, 2010, we opposed the plaintiffs’ motion to remand. On June 15, 2010, the district court denied the plaintiff’s motion for remand. A motion to dismiss the claims of the plaintiff Michelle Santoyo was filed on July 30, 2010. On August 9, 2010, the plaintiffs’ filed a Motion to Amend Complaint to add the retailer that sold the firearm as a defendant. On August 18, 2010, the plaintiff Michelle Santoyo’s claims were dismissed without prejudice. Discovery is ongoing related to the plaintiff Steve Santoyo’s claims. On November 22, 2010, the district court granted the plaintiffs’ motionto add the retailer that sold the firearm as a defendant. The addition of this defendant destroyed the diversity jurisdiction of the district court and the case was remanded to the circuit court. Trial is scheduled to begin in December 2011.

U.S. Department of Justice (“DOJ”) Investigation

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our former employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

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

Bureau of Alcohol, Tobacco, Firearms & Explosives (“ATF”) Audit

The ATF asserted various instances of failure to comply with the Gun Control Act of 1968 and its attendant rules and regulations following an on-premises inspection of our Springfield, Massachusetts facility in fiscal 2009. These asserted violations related to inventory, record keeping, and reporting obligations. We resolved the compliance issues raised by ATF, which agreed not to commence or recommend any licensing proceedings against us as a result of any conduct known to it. The resolution included various measures designed to achieve our goal of positioning ourselves at the forefront of industry compliance efforts. In connection with resolving the matter, we agreed, among other things, to maintain an internal compliance department to ensure compliance with all firearms laws; agreed to extra compliance inspections; agreed to continue to work with ATF in following internal compliance processes; and agreed to institute various inventory, record keeping, tracking, and reporting procedures. In addition, we agreed to pay a settlement in the amount of $500, all of which has been remitted as of April 30, 2011.

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

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8,000 was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2,500 of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We and the former stockholders of Thompson Center Holding Corporation recently entered into a settlement agreement under which $1,182 was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. Site remediation costs will be paid with monies released from the escrow

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

account. We have estimated the total site remediation costs at $1,470 and have established an accrual equal to that amount with $77 reported in accrued liabilities and the remainder in non-current liabilities. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

We had reserves of $2,077 and $657 as of April 30, 2011 and 2010, respectively, for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. As of April 30, 2011 and 2010, we had recorded $1,970 and $577, respectively, of the environmental reserve a non-current liability with the remaining balances recorded in accrued expenses. Based on the indeterminable time frame for remediation, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $810 as of April 30, 2011. We had restricted cash totaling $5,821 as of April 30, 2011 of which $5,009 acts as a compensating balance against our line of credit dated December 7, 2010 and $812 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2013; office space in Washington, D.C., which expires in December 2011; machinery and photocopiers at our Springfield, Houlton, and Rochester locations with various expiration dates; modular building space in our Rochester location which expires in January 2012; office, warehousing, and assembly space in Franklin, Tennessee, which expires in March 2018; and vehicles for our national sales force.

As of April 30, 2011, the lease commitments were as follows:

For the Year Ended April 30,	Amount

2012	$2,269
2013	1,818
2014	1,403
2015	737
2016	433
Thereafter	780

$7,440

Rent expense in the fiscal years ended April 30, 2011, 2010, and 2009 was $2,685, $1,872, and $804, respectively.

22.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2011 and fiscal 2010. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended April 30, 2011
	First	Second		Third		Fourth	Full
	Quarter	Quarter		Quarter		Quarter	Year

Net product and services sales	$94,884	$96,321		$89,337		$111,758	$392,300
Gross profit	32,297	28,322		21,545		33,742	115,906
Income/(loss) from operations	6,605	(36,779	)(a)	(55,604	)(a)	5,350	(80,428)
Net income/(loss)	$6,211	$(37,285	)(a)	$(52,836	)(a)	$1,141	$(82,769)
Per common share
Basic	$0.10	$(0.62)		$(0.88)		$0.02	$(1.37)
Diluted	$0.10	$(0.62)		$(0.88)		$0.02	$(1.37)
Market price (high-low)	$3.85-4.59	$3.56-4.07		$3.55-4.14		$3.39-4.01	$3.39-4.59

	For the Year Ended April 30, 2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Net product and services sales	$101,688	$109,718	$90,971	$103,799	$406,176
Gross profit	35,256	36,324	27,326	32,493	131,399
Income from operations	16,331	12,883	4,236	8,822	42,272
Net income	$12,349	$14,380	$3,116	$2,665	$32,510
Per common share
Basic	$0.23	$0.24	$0.08	$0.04	$0.56
Diluted	$0.21	$0.22	$0.08	$0.04	$0.53
Market price (high-low)	$7.52-4.59	$6.35-4.25	$5.80-3.83	$4.89-3.75	$7.52-3.75

(a)	The loss recorded during the second and third quarters of fiscal 2011 related primarily to the impairment of goodwill and intangible assets as described in Note 3.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except share data)

23.	Segments

We have two reportable segments: firearms and security solutions. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Rochester, New Hampshire facilities, which includes primarily firearms, handcuffs, and related accessories sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The security solutions segment consists of products and services produced and sold from our Franklin, Tennessee facilities, which includes the sales and installation of perimeter security products to military, government, and corporate customers. Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $5,018 and property, plant, and equipment totaling $60,789. Included in the assets of the security solutions segment are intangible assets totaling $3,674 and property, plant, and equipment totaling $1,601.

Results by business segment are presented in the following table for the years ended April 30, 2011 and 2010:

	For the Year Ended April 30, 2011			For the Year Ended April 30, 2010
		Security			Security
	Firearms	Solutions	Total	Firearms	Solutions	Total

Net product and services sales to external customers	$342,233	$50,067	$392,300	$357,926	$48,250	$406,176
Operating income/(loss)	17,792	(98,220)	(80,428)	40,074	2,198	42,272
As a percentage of revenue	5.2%	(196.2)%	(20.5)%	11.2%	4.6%	10.4%
Depreciation and amortization	13,230	1,705	14,935	11,244	2,379	13,623
Stock-based compensation	1,282	398	1,680	3,284	—	3,284
Income tax expense / (benefit)	3,219	(2,971)	248	14,089	752	14,841
Assets	258,565	22,884	281,449	227,021	122,030	349,051
Expenditures for property, plant and equipment	19,837	516	20,353	15,621	1,210	16,831

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended April 30, 2011, 2010, and 2009

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,

2011
Allowance for doubtful accounts	$811	$1,379	$—		$(43)	$2,147
Inventory reserve	7,152	607	—		(642)	7,117
Deferred tax valuation allowance	676	500	—		—	1,176
Warranty reserve	4,588	3,534	—		(3,909)	4,213
Product and municipal liabilities	5,760	1,009	—		(1,296)	5,473
Workers compensation	2,321	734	—		(773)	2,282
Environmental	657	288	1,182	(4)	(50)	2,077
2010
Allowance for doubtful accounts	$2,386	$(278)	$271	(3)	$(1,568)	$811
Inventory reserve	6,524	2,115	—		(1,487)	7,152
Deferred tax valuation allowance	675	1	—		—	676
Warranty reserve	5,334	3,004	58	(3)	(3,808)	4,588
Product and municipal liabilities	6,880	(74)	—		(1,046)	5,760
Workers compensation	2,523	240	—		(442)	2,321
Environmental	754		—		(97)	657
2009
Allowance for doubtful accounts	$197	$2,312	$—		$(123)	$2,386
Inventory reserve	6,012	1,281	—		(769)	6,524
Deferred tax valuation allowance	851	(176)	—		—	675
Warranty reserve	1,923	6,079	—		(2,668)	5,334
Product and municipal liabilities	8,617	1,528	(2,681	)(1)	(584)	6,880
Workers compensation	1,439	1,865	189	(2)	(970)	2,523
Environmental	645	171	—		(62)	754

(1)	Decrease in product liability was offset by a corresponding reduction in receivable from insurance carrier (other assets or other current assets).

(2)	Increase in workers’ compensation was offset by a corresponding increase in excess workers’ compensation insurance receivable (other assets).

(3)	Increase in allowance for doubtful accounts and warranty reserve was a result of the acquisition of SWSS on July 20, 2009.

(4)	Increase in environmental reserve was as a result of settlement with the former owners of Thompson/Center Arms regarding the environmental escrow established at acquisition for the Rochester, New Hampshire facility.