Form 10-Q
period 2011-07-31
SMITH & WESSON HOLDING CORP
filed 2011-09-07
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 64,611,531 shares of common stock, par value $0.001, outstanding as of September 1, 2011.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended July 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 6. Exhibits	31

Signatures	32

EX-10.90
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	July 31, 2011
	(Unaudited)	April 30, 2011
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,823 on July 31, 2011 and $5,821 on April 30, 2011	$37,682	$58,292
Accounts receivable, net of allowance for doubtful accounts of $1,726 on July 31, 2011 and $2,147 on April 30, 2011	70,013	64,753
Inventories	57,567	51,720
Other current assets	11,046	10,212
Deferred income taxes	14,073	14,073
Income tax receivable	4,126	4,513

Total current assets	194,507	203,563

Property, plant and equipment, net	63,470	62,390
Intangibles, net	8,437	8,692
Other assets	6,558	6,804

	$272,972	$281,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,979	$40,119
Accrued expenses	20,141	25,356
Accrued payroll	6,504	5,309
Accrued taxes other than income	10,365	11,421
Accrued profit sharing	5,325	4,081
Accrued product/municipal liability	2,410	2,584
Accrued warranty	3,481	3,424
Current portion of notes payable	31,111	30,000

Total current liabilities	112,316	122,294

Deferred income taxes	5,309	5,309

Notes payable, net of current portion	50,000	50,000

Other non-current liabilities	8,955	8,763

Commitments and contingencies (Note 14)	—	—

Total Liabilities	176,580	186,366

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 65,811,531 shares issued and 64,611,531 shares outstanding on July 31, 2011 and 65,710,531 shares issued and 64,510,531 shares outstanding on April 30, 2011	66	66
Additional paid-in capital	186,320	185,802
Accumulated deficit	(83,671)	(84,462)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	96,392	95,083

	$272,972	$281,449

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended:
	(In thousands, except per share data)
	July 31, 2011	July 31, 2010
Net product and services sales:
Firearm division	$91,730	$77,763
Security solutions division	7,461	17,121

Total net product and services sales	99,191	94,884
Cost of products and services sold:
Firearm division	65,213	49,134
Security solutions division	5,840	13,503

Total cost of products and services sold	71,053	62,637

Gross profit	28,138	32,247

Operating expenses:
Research and development	1,597	1,068
Selling and marketing	8,714	8,822
General and administrative	14,675	15,752

Total operating expenses	24,986	25,642

Income from operations	3,152	6,605

Other income/(expense):
Other income, net	34	3,013
Interest income	83	146
Interest expense	(1,941)	(1,171)

Total other income/(expense), net	(1,824)	1,988

Income before income taxes	1,328	8,593
Income tax expense	537	2,382

Net income/comprehensive income	$791	$6,211

Weighted average number of common shares outstanding, basic (Note 12)	64,529	59,940

Net income per share, basic (Note 12)	$0.01	$0.10

Weighted average number of common and common equivalent shares outstanding, diluted (Note 12)	64,942	67,070

Net income per share, diluted (Note 12)	$0.01	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended July 31, 2011
(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2011	65,711	$66	$185,802	$(84,462)	$73	1,200	$(6,396)	$95,083

Exercise of employee stock options	100	—	180	—	—	—	—	180
Stock-based compensation	—	—	587	—	—	—	—	587

Book deduction of stock-based compensation in excess of tax deductions	—	—	(249)	—	—	—	—	(249)
Net income	—	—	—	791	—	—	—	791

Balance at July 31, 2011	65,811	$66	$186,320	$(83,671)	$73	1,200	$(6,396)	$96,392

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	July 31, 2011	July 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$791	$6,211
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,956	3,408
Loss on sale of assets	239	—
Provision for/(recoveries of) losses on accounts receivable	(345)	134
Deferred income taxes	—	329
Stock-based compensation expense	587	568
Change in contingent consideration	—	(2,530)
Excess book deduction of stock-based compensation	(249)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(4,915)	2,833
Inventories	(5,847)	(11,910)
Other current assets	(834)	(2,269)
Income tax receivable/payable	387	2,426
Accounts payable	(7,140)	(4,938)
Accrued payroll	1,195	(2,728)
Accrued taxes other than income	(1,056)	(842)
Accrued profit sharing	1,244	1,439
Accrued other expenses	(5,215)	(3,233)
Accrued product/municipal liability	(174)	(93)
Accrued warranty	57	(19)
Other assets	1,815	180
Other non-current liabilities	192	(686)

Net cash used in operating activities	(15,312)	(11,935)

Cash flows from investing activities:
Payments to acquire patents and software	(28)	(245)
Proceeds from sale of property and equipment	153	1
Payments to acquire property and equipment	(5,102)	(2,040)

Net cash used in investing activities	(4,977)	(2,284)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,532	1,365
Cash paid for debt issue costs	(1,837)	—
Proceeds from energy efficiency incentive programs	225	—
Proceeds from exercise of options to acquire common stock	180	—
Taxes paid related to restricted stock issuance	—	(50)
Payments on loans and notes payable	(421)	(271)

Net cash (used in)/provided by financing activities	(321)	1,044

Net decrease in cash and cash equivalents	(20,610)	(13,175)
Cash and cash equivalents, beginning of period	58,292	39,855

Cash and cash equivalents, end of period	$37,682	$26,680

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$287	$1,649
Income taxes	398	632
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
(1) Basis of Presentation:
The consolidated balance sheet as of July 31, 2011, the consolidated statements of operations and comprehensive income for the three months ended July 31, 2011 and 2010, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2011, and the consolidated statements of cash flows for the three months ended July 31, 2011 and 2010 have been prepared by us, without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2011 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2011 has been derived from our audited financial statements.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2011. The results of operations for the three months ended July 31, 2011 may not be indicative of the results that may be expected for the year ending April 30, 2012 or any other period.
Reclassification
Certain amounts presented in the prior periods’ consolidated financial statements related to the income statement presentation have been reclassified to conform to the current period’s presentation.
(2) Organization:
We are a U.S.-based global provider of products and services for safety, security, protection, and sport. We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns and handcuffs in the United States, the largest U.S. exporter of handguns, and an active participant in the modern sporting and hunting rifle markets. We are also a leading turnkey provider of perimeter security solutions to protect and control access to key military, government, and corporate facilities. Our perimeter security solutions include technology-rich proprietary products developed and produced by us and supplemented by industry-leading third-party products produced to our specifications, as well as facility analysis, solution design, system engineering and installation, construction management, customer training, and system maintenance. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. We produce and assemble our perimeter security products at our facilities in Franklin, Tennessee. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.
We were incorporated on June 17, 1991 in the state of Nevada.
On May 11, 2001, we acquired all of the outstanding capital stock of Smith & Wesson Corp. (“SWC”) from Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. SWC and its predecessors have been in business since 1852.
On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”).
On July 20, 2009, we acquired all of the outstanding capital stock of Smith & Wesson Security Solutions (“SWSS”). The former stockholders of SWSS had the right to earn up to 4,080,000 additional shares of our common stock if SWSS achieved certain EBITDAS targets, as defined, in calendar years 2009 and 2010. These shares were recorded as a contingent liability in accordance with the Business Combinations Topic, Accounting Standards Codification (“ASC”) 805-20-25-20. Based on our stock price as of July 31, 2010 compared with our stock price on April 30, 2010, we recorded $2.5 million in income associated with the reduction in the valuation of the contingent liability. The established EBITDAS targets were not met for calendar year 2009 and, on August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of SWSS on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15.2 million (based on the closing price of $3.72 per share as of such date) and reclassified to equity.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
SWSS, based in Franklin, Tennessee, provides turnkey security solutions to protect and control access to key military, government, and corporate facilities. Our acquisition of SWSS was designed to leverage SWSS’ business, product line, and broad customer base to expand into new markets in the security solutions industry.
(3) Significant Accounting Policies:
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
Accounting for Acquisitions — Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration; the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives and, as applicable, the reporting unit of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined (see Valuation of Long-lived Tangible and Intangible Assets and Goodwill below).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
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
We test goodwill and intangible assets with indefinite lives for impairment on an annual basis as of the end of our third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate in three reporting units: one for our Springfield, Massachusetts and Houlton, Maine facilities; a second for our Rochester, New Hampshire facility; and a third for SWSS. We have determined that we operate in two segments: one for our firearm companies and a second for our security solutions subsidiary, SWSS. As of July 31, 2011, we had no goodwill recorded on our books.
We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three months ended July 31, 2011 and 2010 based on the review of long-lived assets. See Note 6 — Intangible Assets.
We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon a reporting unit’s expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industries. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline with any increase in revenues. We also have assumed that through this economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
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
(4) Notes Payable:
Credit Facilities — Pursuant to a credit agreement, dated November 30, 2007, we, as guarantor, along with certain of our direct and indirect subsidiaries, including SWC and TCA, as borrowers, refinanced our existing credit facility to, among other things, increase our acquisition line of credit to $70.0 million and consolidate and increase our revolving lines of credit to $40.0 million. In May 2008, we utilized proceeds from our 2008 stock offering to repay the $28.0 million outstanding balance on the acquisition line and terminated the acquisition line. Pursuant to an amendment of the credit agreement dated January 31, 2008, TD Bank, N.A. (“TD Bank”) became the sole lender and successor administrative agent under our credit facility. This amendment also documented the termination of the acquisition line of credit, increased our fiscal 2009 second and third quarter leverage ratio to 3.25:1, and released the security interest on our intellectual property. Pursuant to a second amendment of the credit agreement dated March 12, 2009, we modified our leverage ratio to 3.25:1 for quarters ending after April 30, 2010. Pursuant to a third amendment of the credit agreement dated July 20, 2009, we added SWSS as a co-borrower and pledged the assets associated with that business as security for the obligations under the credit facility. On December 1, 2009, we paid in full our two term loans with $4.8 million cash from operations. Pursuant to a fourth amendment of the credit agreement dated December 3, 2009, we increased our revolving line of credit to $60.0 million and extended the agreement to November 30, 2013. Pursuant to an amended and restated credit agreement dated December 7, 2010, we increased our revolving line of credit to $120.0 million, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014.
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
Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Convertible Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms. As noted below, we have exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of the Senior Notes (as defined below).
The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.
Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. We have classified the $30.0 million of outstanding Convertible Notes as short term-debt on our balance sheet as of July 31, 2011 because the holders will have the right to require us to repurchase their Convertible Notes in December 2011.
The Convertible Notes were convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1 principal amount, or a total of 6,485,084 shares, which was equivalent to an initial conversion price of $12.336 per share.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
As of July 31, 2011, taking into account the exchange agreements defined below, the remaining outstanding Convertible Notes are convertible into a total of 2,431,906 shares of common stock. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes.
The Convertible Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Convertible Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60.0 million available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Convertible Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
We evaluated the conversion features of the Convertible Notes and determined that no beneficial conversion feature existed and that there are no features of the instruments requiring bifurcation.
Senior Notes — On January 14, 2011, we issued an aggregate of $23.1 million of 9.5% senior notes due 2016 (“Senior Notes”) to two investors in exchange for $23.1 million of the Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). On February 10, 2011 and March 3, 2011, we issued an aggregate of $16.8 million and $10.1 million, respectively, of Senior Notes to additional investors in exchange for $16.8 million and $10.1 million, respectively, of the Convertible Notes pursuant to the terms and conditions of additional exchange agreements and the Senior Notes Indenture. As a result, we exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of Senior Notes.
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
The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with these debt covenants as of July 31, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
(5) Inventories:
The following sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2011 and April 30, 2011 (in thousands):

	July 31, 2011
	(Unaudited)	April 30, 2011
Finished goods	$18,939	$15,409
Finished parts	20,670	18,845
Work in process	8,174	8,091
Raw material	9,784	9,375

Total inventories	$57,567	$51,720

(6) Intangible Assets:
Intangible assets consisted of the following as of July 31, 2011 and April 30, 2011 (in thousands):

	July 31, 2011
	(Unaudited)	April 30, 2011
Developed technology	$3,120	$3,120
Customer relationships	100	100
Patents, trademarks, and tradenames	7,063	7,036
Software	542	542

	10,825	10,798
Less: Accumulated amortization	(2,388)	(2,106)

Total intangible assets, net	$8,437	$8,692

(7) Accrued Expenses:
Accrued expenses consisted of the following as of July 31, 2011 and April 30, 2011 (in thousands):

	July 31, 2011
	(Unaudited)	April 30, 2011
Accrued rebates and promotions	$2,036	$1,731
Accrued professional fees	3,446	4,585
Accrued employee benefits	2,627	2,690
Accrued distributor incentives	2,488	6,301
Accrued environmental	85	107
Interest payable	750	1,575
Accrued workers’ compensation	665	593
Accrued utilities	490	579
Deferred revenue	1,287	1,855
Accrued commissions	1,511	1,383
Accrued severance/restructuring costs (Note 11)	1,550	1,252
Pension liability	114	111
Accrued other	3,092	2,594

Total accrued expenses	$20,141	$25,356

(8) Advertising Costs:
We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the three months ended July 31, 2011 and 2010, advertising expense was approximately $3.1 million and $3.4 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
(9) Warranty Reserve:
We generally provide a lifetime warranty to the original purchaser of our new firearm products and provide warranties for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted. Warranty expense for the three months ended July 31, 2011 and 2010 was $974,000 and $620,000, respectively.
The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the three months ended July 31, 2011 and 2010 (in thousands):

	July 31, 2011	July 31, 2010
	(Unaudited)	(Unaudited)
Beginning Balance	$4,213	$4,587
Warranties issued and adjustments to provisions	974	620
Warranty claims	(933)	(652)

Ending Balance	$4,254	$4,555

(10) Self-Insurance Reserves:
As of July 31, 2011 and April 30, 2011, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.6 million and $9.5 million, respectively, of which $4.8 million and $4.6 million, respectively, have been classified as non-current and included in other non-current liabilities and $2.4 million and $2.3 million, respectively, have been included in accrued expenses, and $2.4 million and $2.6 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $221,000 of excess workers’ compensation receivable has been classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $4.1 million and $2.8 million for the three months ended July 31, 2011 and 2010, respectively.
It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of July 31, 2011 and 2010, we had accrued reserves for product and municipal litigation liabilities of $5.4 million and $5.5 million, respectively (of which $3.0 million and $2.9 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, at each of July 31, 2011 and April 30, 2011, we had recorded receivables from insurance carriers related to these liabilities of $2.1 million, of which $2.0 million has been classified as other assets and the remaining $25,000 has been classified as other current assets.
(11) Plant Consolidation:
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
For the three months ended July 31, 2011, we recorded $1.6 million in expenses related to facilities and employee severance, including $1.2 million of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $362,000 in operating expenses. We expect to record an additional $2.2 million in expenses during the remainder of fiscal 2012, including an additional $2.0 million of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $178,000 in operating expenses. Once completed, the total amount incurred in connection with our restructuring plan is expected to be $6.4 million, with $2.6 million for employee severance and relocation expenses and $3.8 million for facilities-related expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
The following table summarizes the restructuring liabilities accrued for and changes in those amounts at July 31, 2011 for the plan discussed above (in thousands):

	Employee
	Severance and
	Termination	Facilities-Related
	Benefits	Costs
Balance at April 30, 2011	$1,252	$409
Costs incurred during the period	529	1,057
Costs paid or settled during the period	(231)	(1,371)

Balance at July 31, 2011	$1,550	$95

On December 21, 2010, under the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ending April 30, 2011. As of July 31, 2011, we have recorded the maximum $4.4 million of ITC as a contra asset account included in property, plant, and equipment.
(12) Stockholders’ Equity:
Common Stock
During the three months ended July 31, 2011, we issued 100,000 shares of common stock having a market value of $354,000 to a former employee upon the exercise of options granted to him while employed at our company. The purchase price of these shares was $180,000.
Earnings per Share
The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2011 and 2010 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$791	64,529	$0.01	$6,211	59,940	$0.10
Effect of dilutive stock options and warrants	—	413	—	—	645	—
Effect of assumed conversion of convertible debt	—	—	—	506	6,485	—

Diluted earnings	$791	64,942	$0.01	$6,717	67,070	$0.10

For the three months ended July 31, 2011, 2,431,906 shares of common stock issuable upon conversion of the Convertible Notes and 1,160,132 shares of common stock issuable upon the exercise of stock options and the delivery of restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2010, 938,417 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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
For the Three Months Ended July 31, 2011 and 2010
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
Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our President and Chief Executive Officer during the fiscal year ended April 30, 2005. As of July 31, 2011, there were 450,000 options outstanding relating to this grant, which expire on December 6, 2014.
The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our President and Chief Executive Officer outside of the SOPs for the three months ended July 31, 2011 and 2010 are as follows:

	For the Three Months Ended July 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price
Options outstanding, beginning of year	3,137,565	$4.73	3,207,264	$4.84
Granted during year	554,100	3.56	35,000	4.32
Exercised during year	(100,000)	1.80	—	—
Canceled/forfeited during year	(195,334)	4.87	(6,666)	3.05

Options outstanding, end of period	3,396,331	$4.62	3,235,598	$4.93

Weighted average remaining life	6.89 years		6.75 years

Options exercisable, end of period	1,883,035	$5.09	2,057,103	$4.46

Weighted average remaining life	5.02 years		5.53 years

The aggregate intrinsic value of outstanding options that were vested as of July 31, 2011 and 2010 was $1.3 million and $2.0 million, respectively.
We have an ESPP, which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The ESPP commenced on June 24, 2002 and continues in effect for a term of ten years unless sooner terminated. The ESPP was implemented by a series of offering periods of two years in duration, with four six-month purchase periods in the offering period. The ESPP was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares or a total of $25,000 in shares, based on the fair market value on the first day of the purchase period.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
All options and rights to participate in the ESPP are nontransferable and subject to forfeiture in accordance with the ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the three months ended July 31, 2011 and 2010, no shares were purchased under the ESPP.
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
The following assumptions were used in valuing our options and ESPP purchases during the three-month periods ended July 31, 2011 and 2010:

	For the Three Months Ended July 31,
	2011	2010
Stock option grants:
Risk-free interest rate	1.47 - 2.20%	2.27 - 2.47%
Expected term	5.42 - 8.18 years	5.36 - 7.36 years
Expected volatility	66.9 - 73.9%	76.4%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	17.00%	24.00%
Expected term	6 months	6 months
Expected volatility	28.1%	52.5%
Dividend yield	0%	0%
We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the three months ended July 31, 2011 was $2.35 per share. There were 554,100 and 35,000 options granted during the three months ended July 31, 2011 and 2010, respectively. The total stock-based compensation expense, including stock options, purchases under the ESPP, and RSU awards, was $587,000 and $568,000 for the three months ended July 31, 2011 and 2010, respectively. Stock-based compensation expense is included in general and administrative expenses.
We calculate the fair value of our performance-based RSUs (“PSUs”) issued to employees using the Monte-Carlo model at the time the PSUs were granted. We use the following assumptions in valuing our PSUs: (a) grant date market value of our common stock and the NASDAQ Composite Index, (b) expected volatilities of our common stock and the NASDAQ Composite Index (c) correlation coefficient between our common stock and the NASDAQ Composite Index, (d) risk-free interest rate, and (e) dividend yield.
During the three months ended July 31, 2011, we granted 95,200 PSUs, with an aggregate maximum award of 190,400 PSUs, to current employees. These PSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period. During the three months ended July 31, 2010, we did not grant any PSUs. The aggregate fair market value of our RSU and PSU grants is being amortized to compensation expense over the vesting period (three years). During the three months ended July 31, 2011 and 2010, we issued 1,000 and 58,029 shares of common stock, respectively, under RSUs that had vested during such periods with a total market value of $3,000 and $235,000, respectively. Compensation expense recognized related to grants of RSUs and PSUs was $31,000 and $49,000 for the three months ended July 31, 2011 and 2010, respectively. As of July 31, 2011, there was $585,000 of unrecognized compensation cost related to unvested RSUs, much of which relates to PSUs. This cost is expected to be recognized over a weighted average of 2.3 years.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
In general, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of our common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of July 31, 2011, we have not had any such changes that would have resulted in the execution of the Rights Plan.
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
At July 31, 2011, we had gross tax-affected unrecognized tax benefits of approximately $1.1 million, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at July 31, 2011 and 2010 was approximately $206,000 and $136,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.
The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2012, we expect to incur additional interest on outstanding tax accounts. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.
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
For the Three Months Ended July 31, 2011 and 2010
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
New Cases
There were no new cases filed against us during the three months ended July 31, 2011. The following new case was filed against us subsequent to the quarter ended July 31, 2011:
Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, originally filed on November 11, 2008 and re-filed on August 17, 2011, alleged that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff sought unspecified damages against us and the seller of the firearm. The complaint alleged that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserted claims for negligence, strict liability, and breach of warranty. On August 18, 2010, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, as well as a Notice of Substitution of Counsel. The plaintiff re-filed his action within the one-year statute of limitations.
Cases Dismissed or Resolved
Universal Safety Response, Inc. v. Barrier1 Systems, Inc., in the United States District Court for the Northern District of New York. On August 16, 2011, this case was settled within the limits of our self-insured retention.
Todd Brown and Kathy Brown v. Smith & Wesson Corp., in the United States District Court for the Western District of Arkansas. Trial began on June 27, 2011. During the course of the trial, the plaintiff voluntarily withdrew this action without prejudice. The plaintiff has one year to re-file this action. Pursuant to the court’s order, the plaintiff must pay our costs and fees for the first trial prior to re-filing this action.
J.D. Nelson, et al. v. Smith & Wesson Corp., et al., in the United States District Court for the District of Alaska. This suit was filed in the state court of Alaska on June 3, 2009, and removed to the United States District Court on January 25, 2010 after service of process. On May 18, 2010, the district court granted our motion to dismiss, and dismissed the plaintiffs’ case in its entirety. On June 1, 2010, the plaintiffs filed a motion for reconsideration. On June 14, 2010, the plaintiffs’ motion for reconsideration was denied by the district court. The plaintiffs filed an appeal to the Ninth Circuit Court of Appeals on June 18, 2010. On September 1, 2011, the appellate court affirmed the decision of the district court dismissing the case in its entirety.
Chester Wolfe, et al. v. Smith & Wesson Holding Corporation, et al., in the Common Pleas Court of Miami County, Ohio. On September 3, 2011, this case was settled within the limits of our self-insured retention.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
Cases on Appeal
The ruling in the following case is subject to certain pending appeals:
In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It is pending in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it failed to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ended on October 1, 2010. On October 29, 2010, we moved for summary disposition of the case. Lead Plaintiff opposed our motion on November 22, 2010 and cross-moved for partial summary judgment. A hearing of this matter was held for December 20, 2010. On March 25, 2011, the court granted our Motion for Summary Judgment as to all remaining defendants, and dismissed the consolidated actions with prejudice. The Lead Plaintiff filed its Notice of Appeal of that dismissal on April 21, 2011. The Lead Plaintiff has not appealed Mr. Monheit’s dismissal and the time for such an appeal has now past. The Lead Plaintiff filed its Appellant Brief on July 5, 2011. We filed our Opposition to Appellant’s Brief on August 22, 2011. The Lead Plaintiff’s Reply to the Opposition Brief is due by September 6, 2011.
Pending Cases
Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart) in the United States District Court for the District of Nevada. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On November 15, 2010, the parties stipulated to a scheduling order, signed by the court that same day, that, among other things: (1) consolidated the two cases; and (2) set forth a schedule for the putative plaintiffs to file a consolidated amended complaint, and then a motion to dismiss briefing schedule. On or about November 23, 2010, the defendants removed the action from the District Court of Nevada, Clark County to the United States District Court for the District of Nevada. On December 8, 2010, the putative plaintiffs filed an ex parte motion for extension of time to file their consolidated amended complaint, indicating that they intended to file a motion to remand the case back to state court. The district court granted the motion on December 14, 2010, and ordered that the consolidated amended complaint was due within 14 days after the district court rules on the then-anticipated motion to remand. The putative plaintiffs filed their anticipated motion to remand on December 21, 2010. On December 22, 2010, defendants filed a response to the motion to remand, in which they consented to the remand. On or about May 9, 2011, this case was remanded back to the Clark County District Court for the State of Nevada. On May 24, 2011, the putative plaintiffs filed their consolidated Verified Amended Complaint. On June 10, 2011, the putative plaintiffs agreed to dismiss their Nevada state court complaint with the intention of refilling a similar complaint in the U.S. District Court for the District of Massachusetts. On July 20, 2011, the putative plaintiffs filed their Verified Shareholder Derivative Complaint in the U.S. District Court for the District of Massachusetts. Pursuant to a joint stipulation filed on August 4, 2011, we have until September 30, 2011 to file our answer or move to dismiss.
Aaron Sarnacki v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. This action was filed on or about October 28, 2010 in the United States District Court for the District of Arizona. It is a purported derivative action brought by the plaintiff on behalf of our company against certain of our officers and directors. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing misleading statements concerning our earnings and business prospects for fiscal 2008. The complaint also asserts that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about our financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On January 13, 2011, this action was transferred to the United States District Court for the District of Massachusetts. On July 1, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. The putative plaintiffs have until September 19, 2011 to file their opposition to our Motion to Dismiss. A hearing on this matter is currently scheduled for October 6, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These actions were filed on or about January 24, 2011. These are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for fiscal 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On July 22, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On August 5, 2011, the putative plaintiffs filed a Cross-Motion to our Motion to Dismiss seeking to stay the proceeding until the outcome of the pending appeal in the securities class action described in In re Smith & Wesson Holding Corp Securities Litigation, above. On August 19, 2011, we filed our opposition to the putative plaintiffs’ Cross-Motion. A hearing date has not yet been scheduled.
U.S. Department of Justice (“DOJ”) Investigation
On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.
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
For the Three Months Ended July 31, 2011 and 2010
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
Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We and the former stockholders of Thompson Center Holding Corporation recently entered into a settlement agreement under which approximately $1.2 million was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. Site remediation costs will be paid with monies released from the escrow account. We have estimated the total site remediation costs at $1.5 million and have established an accrual equal to that amount with $77,000 reported in accrued liabilities and the remainder in non-current liabilities. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.
We had reserves of $2.1 million and $638,000 as of July 31, 2011 and 2010, respectively for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. As of July 31, 2011 and 2010, we had recorded $2.0 million and $577,000, respectively, of environmental reserve in non-current liabilities with the remaining balances recorded in accrued expenses. Based on the indeterminable time frame for remediation, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.
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
Deferred Compensation
Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at July 31, 2011. Benefits under this plan are paid monthly (currently monthly benefit is $3,000 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of July 31, 2011, $438,000 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 1.96% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2012 — $85,000; 2013 — $114,000; 2014 — $95,000; 2015 — $76,000; 2016 — $63,000; and thereafter — $25,000.
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
For the Three Months Ended July 31, 2011 and 2010
Contracts
Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.
Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.
Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $809,000 as of July 31, 2011. We had restricted cash totaling $5.8 million as of July 31, 2011 of which $5.0 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.
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
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011 and April 30, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	July 31,		April 30,
Description	2011	(Level 1)	2011	(Level 1)
Assets:
Cash equivalents and short-term deposits	$37,662	$37,662	$58,283	$58,283

Total assets	$37,662	$37,662	$58,283	$58,283

We purchase certain finished goods and component parts from a European supplier and pay for them in Euros. We routinely purchase foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates. Forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets. As of July 31, 2011, we had no forward contracts outstanding.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
The following table presents information about the effect of derivative instruments on our financial performance for the three months ended July 31, 2011 and 2010 (in thousands):

	Location of Gain or (Loss)
	Recognized in Income on	Amount of Gain/(Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Derivative	on Derivative
		2011	2010
Foreign Exchange Contracts (unrealized)	Other income/(expense)	—	499
Contingent Consideration (Note 2)	Other income/(expense)	—	2,530
(16) Recent Accounting Pronouncements:
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.
Recently Adopted Accounting Standards
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
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have any impact on our consolidated financial statements.
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
Segment assets are those directly used in or clearly allocable to an operating segment’s operations. For both segments, assets include accounts receivable, inventory, prepaid expenses, deferred tax assets, machinery and equipment, furniture and fixtures, and computer equipment. In addition, included in the assets of the firearm segment are intangible assets totaling $4.9 million and property, plant, and equipment totaling $61.9 million. Included in the assets of the security solutions segment are intangible assets totaling $3.6 million and property, plant, and equipment totaling $1.6 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended July 31, 2011 and 2010
Results by business segment are presented in the following table for the three months ended July 31, 2011 and 2010, respectively (dollars in thousands):

	For the three months ended July 31, 2011			For the three months ended July 31, 2010
		Security			Security
	Firearms	Solutions	Total	Firearms	Solutions	Total
Net product and services sales to external customers	$91,730	$7,461	$99,191	$77,763	$17,121	$94,884
Operating income/(loss)	5,533	(2,381)	3,152	6,923	(318)	6,605
As a percentage of revenue	6.0%	-31.9%	3.2%	8.9%	-1.9%	7.0%
Depreciation and amortization	3,629	327	3,956	2,871	537	3,408
Stock based compensation	512	75	587	427	141	568
Income tax expense/(benefit)	1,749	(1,212)	537	2,751	(369)	2,382
Assets	251,218	21,754	272,972	221,147	121,954	343,101
Expenditures for property, plant and equipment	4,730	372	5,102	1,964	76	2,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Please refer to the 2011 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. This section sets forth key management objectives and key performance indicators used by management as well as key industry data tracked by management.
First Quarter Fiscal 2012 Highlights
Net product and services sales for the three months ended July 31, 2011 were $99.2 million, an increase of $4.3 million, or 4.5%, over net product and services sales of $94.9 million for the three months ended July 31, 2010. Firearm product and services sales were $91.7 million for the three months ended July 31, 2011, an increase of $14.0 million, or 18.0%, over the three months ended July 31, 2010, while security solutions sales were $7.5 million for the three months ended July 31, 2011, a decrease of $9.7 million, or 56.4%, from the three months ended July 31, 2010. Within firearms, there was a significant increase in consumer demand for our Sigma pistols because of our price repositioning strategy during fiscal 2011. In addition, our BODYGUARD® family of products continued to have significant market demand. A new product in our modern sporting rifle line hits attractive price points and has significantly increased our sales in that category. Walther product sales were down significantly primarily on increased competition in the .380 and .22 caliber product lines. Hunting product sales decreased from the prior year quarter primarily on decreased black powder sales and productivity and efficiency issues as we move our hunting product line to our Springfield, Massachusetts facility. Within security solutions, reduced federal spending negatively impacted sales during the three months ending July 31, 2011.
Gross profit as a percentage of net sales was 28.4% for the three months ended July 31, 2011 compared with 34.0% for the three months ended July 31, 2010. The decrease in gross profit margin was attributable to changes in our product sales mix, which reduced the average selling price of our products, and costs associated with the relocation of our hunting product line from Rochester, New Hampshire to our Springfield, Massachusetts facility.
Net income for the three months ended July 31, 2011 was $791,000, or $0.01 per fully diluted share, compared with net income of $6.2 million, or $0.10 per fully diluted share, for the three months ended July 31, 2010.

Results of Operations
Net Product and Services Sales
The following table sets forth certain information relating to net product and services sales for the three months ended July 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Handguns	$53,765	$42,482	$11,283	26.6%
Walther	6,684	10,194	(3,510)	-34.4%
Modern Sporting Rifles	14,929	6,964	7,965	114.4%
Hunting Firearms	6,674	8,722	(2,048)	-23.5%
Parts & Accessories	5,348	4,301	1,047	24.3%

Total Firearms	87,400	72,663	14,737	20.3%
Other Non-Firearms	4,330	5,100	(770)	-15.1%

Total Firearm Division	91,730	77,763	13,967	18.0%

Security Solutions Division	7,461	17,121	(9,660)	-56.4%

Total Net Product and Services Sales	$99,191	$94,884	$4,307	4.5%

Net sales for the three-month period ended July 31, 2011 increased over the comparable quarter last year because of increased consumer demand in firearms, offset by the reduction in revenue in our security solutions division. The revenue reduction in security solutions was driven primarily by reduced or delayed demand because of federal budget constraints. In our firearm division, handgun sales increased 26.6% over the comparable quarter last year as a result of the significant market demand that continued for our BODYGUARD family of products; the introduction of our Governor revolver, which began shipping in May 2011; and increased consumer demand for our Sigma pistols due to our price repositioning strategy in the prior year. Walther product sales were down 34.4% mostly as a result of increased competition in small frame and concealed carry products and large order fulfillment in the prior quarter last year. Sales of modern sporting rifles increased 114.4% over the comparable quarter last year due to strong demand for our Sport model rifle, which hits attractive price points. Hunting products were down from the comparable quarter last year primarily due to a decline in black powder sales and productivity and efficiency issues as we move our hunting product line to our Springfield, Massachusetts facility. The increase in parts and accessories sales also was as a result of the increase in consumer demand.
The order backlog as of July 31, 2011 was $168.7 million, of which $148.8 million related to firearms, with the balance attributed to security solutions. The firearm order backlog was $74.0 million higher than at the end of the comparable quarter last year, primarily as a result of backlog generated by new products and the success of the price repositioning in the Sigma and M&P series of pistols late in fiscal 2011. Compared with the prior quarter ended April 30, 2011, firearm order backlog decreased $37.9 million during the three months ended July 31, 2011, primarily due to seasonality and increased order fulfillment, including large shipments of international orders. Security solutions backlog decreased $707,000 as a result of the economic issues as noted above.
In our firearm division, sales into our sporting goods distribution channel were approximately $78.3 million for the three months ended July 31, 2011, an increase of 18.7% over the comparable quarter last year, and sales into our professional channels were $13.0 million, an increase of 17.4% over the comparable quarter last year. Firearm sales into our professional channels, compared with the comparable quarter last year, were broken down as follows: law enforcement sales of $5.7 million were 1.7% higher; federal government sales of $1.7 million were 61.5% higher; and international sales of $5.6 million were 26.7% higher, with large orders from Australia and Taiwan in the current quarter. Security solutions corporate sales of $2.6 million, including $598,000 of international sales, were flat to the prior year. Security solutions federal government and military sales were $4.9 million for the three months ended July 31, 2011, a $9.1 million decline from the comparable quarter last year due to the impact of federal budget constraints. The three months ended July 31, 2010 included several large access control projects for the military paid for out of the U.S. government’s 2009 fiscal budget.

Cost of Products and Services Sold and Gross Profit
The following table sets forth certain information regarding cost of products and services sold and gross profit for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Cost of products and services sold	$71,053	$62,637	$8,416	13.4%
% of net products and services sold	71.6%	66.0%
Gross profit	$28,138	$32,247	$(4,109)	-12.7%
% of net products and services sold	28.4%	34.0%
The following table sets forth certain information regarding cost of products and services sold and gross profit for our firearm division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Cost of products and services sold	$65,213	$49,134	$16,079	32.7%
% of net products and services sold	71.1%	63.2%
Gross profit	$26,517	$28,629	$(2,112)	-7.4%
% of net products and services sold	28.9%	36.8%
Gross profit in our firearm division for the three months ended July 31, 2011 decreased from the comparable quarter last year primarily as a result of $1.2 million of costs and reduced productivity and efficiency in our hunting product line as we move production to our Springfield, Massachusetts facility. We also experienced increased depreciation expense from higher capital spending in fiscal 2011 as well as increased maintenance costs due to the move.
The following table sets forth certain information regarding cost of products and services sold and gross profit for our security solutions division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Security Solutions Division	2011	2010	$ Change	% Change
Cost of products and services sold	$5,840	$13,503	$(7,663)	-56.8%
% of net products and services sold	78.3%	78.9%
Gross profit	$1,621	$3,618	$(1,997)	-55.2%
% of net products and services sold	21.7%	21.1%
Gross profit in our security solutions division for the three months ended July 31, 2011 decreased from the comparable quarter last year driven by the reduction in sales. In spite of the reduction in sales, gross profit as a percentage of net products and services sold increased slightly as a result of improved estimating, project execution, and cost control.
Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Research and development	$1,597	$1,068	$529	49.5%
Selling and marketing	8,714	8,822	(108)	-1.2%
General and administrative	14,675	15,752	(1,077)	-6.8%

Total operating expenses	$24,986	$25,642	$(656)	-2.6%
% of net products and services sold	25.2%	27.0%

The following table sets forth certain information regarding operating expenses for our firearm division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Research and development	$1,338	$981	$357	36.4%
Selling and marketing	8,125	8,387	(262)	-3.1%
General and administrative	11,520	12,338	(818)	-6.6%

Total operating expenses	$20,983	$21,706	$(723)	-3.3%
% of net products and services sold	22.9%	27.9%
Operating expenses in our firearm division for the three months ended July 31, 2011 decreased from the comparable quarter last year as a result of a $575,000 decrease in spending on advertising, a $476,000 reduction in bad debt expense resulting from recoveries on previously reserved for accounts, and $194,000 of reduced profit sharing expense. In addition, spending related to our investigation of the DOJ and SEC matters was lower than in the prior comparable quarter by $260,000. Total net spending on our DOJ and SEC investigation costs was $1.3 million for the quarter. Operating expenses were also negatively impacted by $312,000 of professional fees primarily related to upgrading our information technology infrastructure in our facilities and reconfiguring our website.
The following table sets forth certain information regarding operating expenses for our security solutions division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Security Solutions Division	2011	2010	$ Change	% Change
Research and development	$259	$87	$172	197.7%
Selling and marketing	589	435	154	35.4%
General and administrative	3,155	3,414	(259)	-7.6%

Total operating expenses	$4,003	$3,936	$67	1.7%
% of net products and services sold	53.7%	23.0%
Operating expenses in our security solutions division for the three months ended July 31, 2011 increased slightly over the comparable quarter last year because of new product development costs related to our proprietary wedge barrier as well as costs incurred related to ongoing marketing in connection with the security solution division’s name change, offset by reduced payroll and benefits costs resulting from lower headcount.
Income/(Loss) from Operations
The following table sets forth certain information regarding income from operations for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Total Company	2011	2010	$ Change	% Change
Income from operations	$3,152	$6,605	$(3,453)	-52.3%
% of net products and services sold	3.2%	7.0%
The following table sets forth certain information regarding income from operations for our firearm division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Firearm Division	2011	2010	$ Change	% Change
Income from operations	$5,533	$6,923	$(1,390)	-20.1%
% of net products and services sold	6.0%	8.9%
The reduction in income from operations in our firearm division for the three months ended July 31, 2011 compared with the comparable quarter last year resulted primarily from the short-term impact of moving the production of our hunting product line from New Hampshire to Massachusetts, including increased spending-related depreciation, severance and relocation, asset write-offs, and reduced efficiencies.
The following table sets forth certain information regarding loss from operations for our security solutions division for the three months ended July 31, 2011 and 2010 (dollars in thousands):

Security Solutions Division	2011	2010	$ Change	% Change
Loss from operations	$(2,381)	(318)	$(2,063)	648.7%
% of net products and services sold	-31.9%	-1.9%

The loss from operations in our security solutions division was primarily driven by the effect of decreased sales during the three months ended July 31, 2011.
Other Income
The following table sets forth certain information regarding other income for the three months ended July 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Other income	$34	$3,013	$(2,979)	-98.9%
Other income for the three-month period ended July 31, 2010 included $2.5 million in valuation adjustments related to the contingent consideration recorded in connection with our acquisition of SWSS as well as $499,000 of unrealized gains on foreign currency hedges. No such adjustments or gains occurred during the current three-month period.
Interest Expense
The following table sets forth certain information regarding interest expense for the three months ended July 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Interest expense	$1,941	$1,171	$770	65.8%
Interest expense increased for the three months ended July 31, 2011 from the comparable quarter last year because of increased interest expense related to the Senior Notes, which bear interest at a rate of 9.5% per annum compared to our exchanged Convertible Notes, which bear interest at a rate of 4% per annum. We also experienced additional amortization expense because of the debt issue costs we incurred in connection with our increased line of credit and debt exchanges in fiscal 2011.
Income Taxes
The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Income tax expense	$537	$2,382	$(1,845)	-77.5%
Income tax expense decreased as a result of the decrease in operating profit. The effective tax rates for the three months ended July 31, 2011 and 2010 were 40.05% and 37.65%, respectively. The effective tax rate for the three month period ended July 31, 2010 excludes the $2.5 million valuation adjustment related to the contingent consideration recorded in connection with our acquisition of SWSS as a discrete item. We expect that the effective tax rate will remain stable throughout the rest of the year.
Net Income
The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2011 and 2010 (dollars in thousands, except share data):

	2011	2010	$ Change	% Change
Net income	$791	$6,211	$(5,420)	-87.3%
Net income per share
Basic	$0.01	$0.10	$(0.09)	-90.0%
Diluted	0.01	0.10	(0.09)	-90.0%
The decrease in net income for the three months ended July 31, 2011 from the three months ended July 31, 2010 resulted from costs associated with the relocation of our hunting product line and the related inefficiencies, our price repositioning strategy in the prior year, a change in firearm product mix toward lower average selling priced products with lower gross margins, increased interest expense, and a reduction in other income related to contingent consideration valuation adjustments. In addition, on March 18, 2011 we issued 4,080,000 earn-out shares to former stockholders of SWSS, in connection with our July 20, 2009 acquisition, which negatively impacted net income per share.

Liquidity and Capital Resources
Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.
The following table sets forth certain information relative to cash flow for the three months ended July 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Operating activities	$(15,312)	$(11,935)	$(3,377)	28.3%
Investing activities	(4,977)	(2,284)	(2,693)	117.9%
Financing activities	(321)	1,044	(1,365)	-130.7%

Total	$(20,610)	$(13,175)	$(7,435)	56.4%

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
In the first three months of fiscal 2012, we used $15.3 million in cash from operating activities, an increase of $3.4 million over the amount we used in the first three months of fiscal 2011 due primarily to the reduction in net income. During the three months ended July 31, 2011, inventory increased $5.8 million versus an $11.9 million increase the prior comparable period. Generally, in order to meet fall seasonal demand, inventory growth in summer months is required. However, due to the increase in order rate as well as the impact of the hunting production move, inventory growth was significantly below prior year amounts. Accounts receivable increased $4.9 million during the three months ended July 31, 2011 versus a $2.8 million decrease in the prior comparable quarter caused by higher sales volume in the current period. The $7.1 million decline in accounts payable was partially as a result of the unusually high payables as of April 30, 2011 related to our significantly increased capital spending late in fiscal 2011.
Cash used for investing activities increased by $2.7 million for the three months ended July 31, 2011. This increase in cash used for investing was entirely attributed to increased capital spending during the period. We currently expect to spend $14.9 million on capital expenditures in fiscal 2012, a decrease of $1.1 million from the $16.0 million spent in fiscal 2011, which includes the $4.4 million economic incentive tax credit (“ITC”) as discussed below. Major capital expenditures will focus on moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.
On December 21, 2010, in accordance with the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic ITC by the Economic Assistance Coordinating Council in conjunction with our plan to move production of our hunting product line. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ending April 30, 2011, the majority of which will be received after filing our fiscal 2011 tax return in fiscal 2012.
Cash used by financing activities was $321,000 for the three months ended July 31, 2011. This increase was primarily related to the debt issue costs paid in the period relating to the debt exchanges transacted in late fiscal 2011. We had no short-term bank borrowings at July 31, 2011 or 2010. As of July 31, 2011, we had $37.7 million in cash and cash equivalents on hand, including restricted cash of $5.8 million. We have a $120.0 million revolving line of credit with TD Bank as of July 31, 2011. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2011. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions, if any.
On December 15, 2006, we issued an aggregate of $80.0 million of Convertible Notes maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. We used the net proceeds from the Convertible Notes, together with $28.0 million from our acquisition line of credit, to fund our acquisition of Thompson/Center Arms.

The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. The Convertible Notes were convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount, or a total of 6,485,084 shares, which was equivalent to an initial conversion price of $12.336 per share. As of July 31, 2011, taking into account the exchange agreements discussed below, the remaining outstanding Convertible Notes are convertible into a total of 2,341,906 shares. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes. As noted below, we have exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of the Senior Notes. We anticipate that the holders of the entire $30.0 million principal amount of the outstanding Convertible Notes will require us to repurchase those Convertible Notes for cash on December 15, 2011. We intend to utilize cash on hand or borrowings under our credit agreement to make these payments.
The Convertible Notes are our general unsecured obligations, ranking senior in right of payment to our subordinated indebtedness and ranking pari passu with all other unsecured and unsubordinated indebtedness. Until such time that the closing price of our common stock exceeds 200% of the then applicable conversion price of the Convertible Notes for at least 30 trading days in any period of 40 consecutive trading days, we agreed not to incur any additional indebtedness in excess of the greater of (1) $60.0 million available under our credit facility, and (2) three times LTM EBITDA (as defined in the indenture governing the Convertible Notes) at the time such additional debt is incurred and including any amounts outstanding under our credit facility.
On January 14, 2011, we issued an aggregate of $23.1 million of Senior Notes to two investors in exchange for $23.1 million of the Convertible Notes pursuant to the terms and conditions of an exchange agreement and the Senior Notes Indenture. On February 10, 2011 and March 3, 2011, we issued an aggregate of $16.8 million and $10.1 million, respectively, of Senior Notes to additional investors in exchange for $16.8 million and $10.1 million, respectively, of the Convertible Notes pursuant to the terms and conditions of additional exchange agreements and the Senior Notes Indenture. As a result, we exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of Senior Notes.
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

Other Matters
Critical Accounting Policies
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011, to which there have been no material changes. Actual results could differ from estimates made.
Recent Accounting Pronouncements
The nature and impact of recent accounting pronouncements is discussed in Note 16 to our consolidated financial statements commencing on page 21 of this report, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the period ending July 31, 2011, we have not entered into or transacted any forward option contracts relate to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. During the three months ended July 31, 2010, we experienced a net loss of $370,000 on hedging transactions that were executed during the period. As of July 31, 2011, we had no forward contracts outstanding.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The nature of legal proceedings against us is discussed in Note 14 to our consolidated financial statements commencing on page 15 of this report, which is incorporated herein by reference.
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

Item 6.	Exhibits

10.90*	Severance and Change in Control Agreement, dated March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ MICHAEL F. GOLDEN
Michael F. Golden
President and Chief Executive Officer

By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan Chief Financial Officer

Dated: September 7, 2011

INDEX TO EXHIBITS

10.90*	Severance and Change in Control Agreement, dated March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.