Form 10-Q
period 2011-10-31
SMITH & WESSON HOLDING CORP
filed 2011-12-08
CIK 1092796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 64,869,449 shares of common stock, par value $0.001, outstanding as of December 1, 2011.

SMITH & WESSON HOLDING CORPORATION
Quarterly Report on Form 10-Q
For the Six Months Ended October 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 5. Other	34

Item 6. Exhibits	36

Signatures	38

EX-10.83(a)
EX-10.90(a)
EX-10.91(a)
EX-10.94
EX-10.95
EX-10.96
EX-10.97
EX-10.98
EX-10.99
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information
The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses (including those related to the relocation of hunting production to Springfield, Massachusetts), earnings, and capital expenditures for the remainder of fiscal 2012 and thereafter; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability, including the anticipated repurchase of $30.0 million in principal amount of outstanding convertible notes. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2011, filed with the SEC on June 30, 2011.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of:

	October 31, 2011
	(Unaudited)	April 30, 2011
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $5,827 on October 31, 2011 and $5,821 on April 30, 2011	$49,190	$58,292
Accounts receivable, net of allowance for doubtful accounts of $1,464 on October 31, 2011 and $2,147 on April 30, 2011	52,863	64,753
Inventories	59,278	51,720
Other current assets	11,318	10,212
Deferred income taxes	14,073	14,073
Income tax receivable	5,930	4,513

Total current assets	192,652	203,563

Property, plant and equipment, net	64,934	62,390
Intangibles, net	8,239	8,692
Other assets	5,838	6,804

	$271,663	$281,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,976	$40,119
Accrued expenses	21,881	25,356
Accrued payroll	6,606	5,309
Accrued taxes other than income	3,240	11,421
Accrued profit sharing	6,055	4,081
Accrued product/municipal liability	2,275	2,584
Accrued warranty	5,762	3,424
Current portion of notes payable	30,542	30,000

Total current liabilities	108,337	122,294

Deferred income taxes	5,309	5,309

Notes payable, net of current portion	50,000	50,000

Other non-current liabilities	12,148	8,763

Total liabilities	175,794	186,366

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 66,069,449 shares issued and 64,869,449 shares outstanding on October 31, 2011 and 65,710,531 shares issued and 64,510,531 shares outstanding on April 30, 2011	66	66
Additional paid-in capital	187,390	185,802
Accumulated deficit	(85,264)	(84,462)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	95,869	95,083

	$271,663	$281,449

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	(In thousands, except per share data)
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Net sales	$92,299	$83,565	$184,029	$161,328
Cost of sales	67,693	58,138	132,907	107,271

Gross profit	24,606	25,427	51,122	54,057

Operating expenses:
Research and development	1,241	913	2,579	1,892
Selling and marketing	8,636	8,898	16,761	17,285
General and administrative	11,295	10,804	22,817	23,141

Total operating expenses	21,172	20,615	42,157	42,318

Operating income from continuing operations	3,434	4,812	8,965	11,739

Other income/(expense):
Other income, net	20	672	54	1,155
Interest income	399	292	802	560
Interest expense	(2,477)	(1,109)	(4,416)	(2,206)

Total other income/(expense), net	(2,058)	(145)	(3,560)	(491)

Income from continuing operations before income taxes	1,376	4,667	5,405	11,248
Income tax expense	428	2,095	2,182	4,847

Income from continuing operations	948	2,572	3,223	6,401
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(4,004)	(41,248)	(6,706)	(39,235)
Income tax benefit	(1,465)	(1,391)	(2,681)	(1,761)

Loss on discontinued operations	(2,539)	(39,857)	(4,025)	(37,474)

Net loss/comprehensive loss	$(1,591)	$(37,285)	$(802)	$(31,073)

Net income/(loss) per share (Note 14):
Basic — continuing operations	$0.01	$0.04	$0.05	$0.11

Basic — discontinued operations	$(0.04)	$(0.66)	$(0.06)	$(0.62)

Diluted — continuing operations	$0.01	$0.04	$0.05	$0.10

Diluted — discontinued operations	$(0.04)	$(0.62)	$(0.06)	$(0.60)

Weighted average number of common shares outstanding (Note 14):
Basic	64,697	60,070	64,613	60,005
Diluted	65,110	63,857	65,130	62,245
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended October 31, 2011
(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2011	65,711	$66	$185,802	$(84,462)	$73	1,200	$(6,396)	$95,083
Exercise of employee stock options	124	—	203	—	—	—	—	203
Stock-based compensation	—	—	1,124	—	—	—	—	1,124
Book deduction of stock-based compensation in excess of tax deductions	—	—	(240)	—	—	—	—	(240)
Shares issued under employee stock purchase plan	234	—	501	—	—	—	—	501
Net loss	—	—	—	(802)	—	—	—	(802)

Balance at October 31, 2011	66,069	$66	$187,390	$(85,264)	$73	1,200	$(6,396)	$95,869

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31, 2011	October 31, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(802)	$(31,073)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Amortization and depreciation	8,526	7,023
Loss on sale of assets	361	66
(Recoveries of)/provision for losses on accounts receivable	(607)	187
Impairment of long-lived assets	—	39,495
Deferred income taxes	—	1,875
Stock-based compensation expense	1,124	917
Change in contingent consideration	—	(3,060)
Excess book deduction of stock-based compensation	(240)	(187)
Changes in operating assets and liabilities:
Accounts receivable	12,497	6,111
Inventories	(7,558)	(7,441)
Other current assets	(1,106)	(3,523)
Income tax receivable/payable	(1,417)	568
Accounts payable	(8,143)	(2,396)
Accrued payroll	1,297	(4,334)
Accrued taxes other than income	(8,181)	3,232
Accrued profit sharing	1,974	2,355
Accrued other expenses	(3,881)	(2,506)
Accrued product/municipal liability	(309)	(184)
Accrued warranty	2,338	(662)
Other assets	1,758	55
Other non-current liabilities	306	761

Net cash (used in)/provided by operating activities	(2,063)	7,279

Cash flows from investing activities:
Payments to acquire patents and software	(109)	(320)
Proceeds from sale of property and equipment	153	1
Payments to acquire property and equipment	(6,667)	(4,523)

Net cash used in investing activities	(6,623)	(4,842)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,532	1,365
Cash paid for debt issue costs	(1,887)	—
Proceeds from energy efficiency incentive programs	225	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	704	672
Taxes paid related to restricted stock issuance	—	(50)
Payments on loans and notes payable	(990)	(680)

Net cash (used in)/provided by financing activities	(416)	1,307

Net (decrease)/increase in cash and cash equivalents	(9,102)	3,744
Cash and cash equivalents, beginning of period	58,292	39,855

Cash and cash equivalents, end of period	$49,190	$43,599

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,649	$1,697
Income taxes	1,129	1,622
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
(1) Basis of Presentation:
The consolidated balance sheet as of October 31, 2011, the consolidated statements of operations and comprehensive loss for the six months ended October 31, 2011 and 2010, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2011, and the consolidated statements of cash flows for the six months ended October 31, 2011 and 2010 have been prepared by us, without audit.
Smith & Wesson Security Solutions, Inc. (“SWSS”), our security solutions division, is being presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of operations and comprehensive loss items in the notes to the consolidated financial statements refers to results from continuing operations.
The quarter end for each of our wholly owned subsidiaries, Smith & Wesson Corp. (“SWC”), Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”), and SWSS, was October 30, 2011, a one-day variance to our reported fiscal quarter end of October 31, 2011. This variance did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2011 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2011 has been derived from our audited financial statements.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2011, filed with the SEC on June 30, 2011. The results of operations for the six months ended October 31, 2011 may not be indicative of the results that may be expected for the year ending April 30, 2012 or any other period.
Reclassification
Certain amounts presented in the prior periods’ consolidated financial statements related to discontinued operations have been reclassified to conform to the current period’s presentation.
(2) Organization:
We are a U.S.-based leader in firearm manufacturing. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, the largest U.S. exporter of handguns, and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Rochester, New Hampshire. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.
(3) Discontinued Operations:
Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and other factors, including a fundamental change in strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of operations and comprehensive loss for all periods presented. At this time, we are not able to provide a good faith estimate of any of the major types of costs associated with the divestiture nor are we able to provide an estimate of the total range of costs, expenses, or future cash expenditures associated with the divestiture. At this time, we are not able to estimate a timeframe when the divestiture will occur. Prior to the decision to divest of the business, we had reported this business as a separate division under the heading of security solutions.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
The following is a summary of the operating results of the discontinued operations (in thousands):

	For the Three Months Ended:			For the Six Months Ended:
	October 31,	October 31,		October 31,	October 31,
	2011	2010		2011	2010
Net sales from discontinued operations	$5,987	$12,756		$13,448	$29,877
Loss before income taxes	(4,004)	(41,248)		(6,706)	(39,235)
Net loss from discontinued operations	(2,539)	(39,857	)(a)	(4,025)	(37,474	)(a)

(a)
Included in the results of operations for the three and six months ended October 31, 2010 is a non-cash charge related to the impairment of goodwill and other intangible assets totaling $39.5 million. In addition, for the three and six months ended October 31, 2010, we recorded income of $530,000 and $3.1 million, respectively, related to the reduction in the acquisition liability related to contingent consideration versus the value recorded as of April 30, 2010.

The following is a summary of the major assets and liabilities of the discontinued operations (in thousands):

	October 31, 2011
	(Unaudited)	April 30, 2011
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$7,118	$11,816
Inventories	4,304	5,092

Total current assets	11,422	16,908

Property, plant and equipment, net	1,578	1,601
Intangibles, net	3,484	3,674

	$16,484	$22,183

LIABILITIES
Current liabilities:
Accounts payable	$2,445	$2,785
Accrued expenses	1,677	2,298

Total current liabilities	4,122	5,083

Other non-current liabilities	717	672

Total liabilities	$4,839	$5,755

In accordance with ASC 360-10, Property, Plant, and Equipment, the net assets of SWSS do not qualify as held for sale because of the uncertainty of the time frame as to when the divestiture will occur.
(4) Significant Accounting Policies:
Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our security solutions products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total expected costs for each contract. As noted above, revenue from our security solutions division are being classified as discontinued operations.
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
For the Six Months Ended October 31, 2011 and 2010
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
Segment Information — We have historically reported certain financial information under two segments, firearms and security solutions. As a result of our plan to divest SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 3 — Discontinued Operations for additional information.
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
For the Six Months Ended October 31, 2011 and 2010
Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.
In accordance with ASC 350, Intangibles — Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis as of the end of our third fiscal quarter and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of October 31, 2011, we had no goodwill recorded on our books for continuing operations.
We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three and six months ended October 31, 2011 based on the review of long-lived assets. We recorded impairment charges related to our discontinued security solutions division during the three and six months ended October 31, 2010. See Note 3 — Discontinued Operations for additional information. See also Note 8 - Intangible Assets.
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
(5) Notes Payable:
Credit Facilities — Pursuant to an amended and restated credit agreement dated December 7, 2010, we, as guarantor, along with certain of our direct and indirect subsidiaries, including SWC and TCA, as borrowers, increased our revolving line of credit to $120.0 million, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014. Pursuant to an amendment of the amended and restated credit agreement dated October 28, 2011, we decreased our revolving line of credit to $60.0 million. As a result of the reduction of our credit facility, we wrote off $563,000 of debt issuance costs to interest expense during the three and six months ending October 31, 2011.
The credit facility provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of October 31, 2011, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 5.0% per annum.
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
Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of the Senior Notes (as defined below).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year.
Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. We have classified the $30.0 million of outstanding Convertible Notes as short term-debt on our balance sheet as of October 31, 2011 because we anticipate that the holders will require us to repurchase their Convertible Notes in December 2011.
As of October 31, 2011, taking into account the exchange agreements defined below, the remaining outstanding Convertible Notes are convertible into a total of 2,431,906 shares of common stock. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with these debt covenants as of October 31, 2011.
(6) Capital Lease:
On October 28, 2011, we entered into a lease agreement totaling $3.5 million. The proceeds from the lease were used to finance the acquisition of machinery and equipment to increase production capacity. Borrowings under the lease have an effective interest rate of 5.76% and are payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We included $406,000 of short-term capital lease obligation in accrued expenses and $3.1 million in other non-current liabilities.
The following sets forth the future minimum lease payments as of October 31, 2011 (in thousands):

Capital Lease
Obligation
(Unaudited)

2012	$297
2013	596
2014	596
2015	596
2016	596
Thereafter	1,500

Total future minimum lease payments	4,181
Less amounts representing interest	(696)
Present value of minimum lease payments	3,485
Less current maturities of capital lease	(406)

Long-term maturities of capital lease	$3,079

(7) Inventories:
The following sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2011 and April 30, 2011 (in thousands):

	October 31, 2011
	(Unaudited)	April 30, 2011
Finished goods	$17,494	$15,409
Finished parts	24,985	18,845
Work in process	9,303	8,091
Raw material	7,496	9,375

Total inventories	$59,278	$51,720

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
(8) Intangible Assets:
Intangible assets consisted of the following as of October 31, 2011 and April 30, 2011 (in thousands):

	October 31, 2011
	(Unaudited)	April 30, 2011
Developed technology	$3,120	$3,120
Customer relationships	100	100
Patents, trademarks, and tradenames	7,145	7,036
Software	542	542

	10,907	10,798
Less: Accumulated amortization	(2,668)	(2,106)

Total intangible assets, net	$8,239	$8,692

(9) Accrued Expenses:
Accrued expenses consisted of the following as of October 31, 2011 and April 30, 2011 (in thousands):

	October 31, 2011
	(Unaudited)	April 30, 2011
Accrued professional fees	$4,225	$4,585
Accrued distributor incentives	4,036	6,301
Interest payable	2,250	1,575
Accrued employee benefits	2,226	2,690
Accrued commissions	1,553	1,383
Accrued rebates and promotions	1,532	1,731
Accrued severance/restructuring costs (Note 13)	1,516	1,252
Deferred revenue	1,156	1,855
Accrued workers’ compensation	676	593
Accrued utilities	457	579
Current portion of capital lease obligation	406	—
Pension liability	114	111
Accrued environmental	78	107
Accrued other	1,656	2,594

Total accrued expenses	$21,881	$25,356

(10) Advertising Costs:
We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the six months ended October 31, 2011 and 2010, advertising expense was $7.6 million and $7.1 million, respectively.
(11) Warranty Reserve:
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
On November 11, 2011, we initiated a recall of all Thompson/Center Arms VentureTM Rifles manufactured since the product’s introduction in mid 2009. We estimate that the cost of this recall to be approximately $2.1 million, which is included in the accrued warranty balance. Warranty expense for the six months ended October 31, 2011 and 2010 was $3.9 million and $958,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the six months ended October 31, 2011 and 2010 (in thousands):

	October 31, 2011	October 31, 2010
	(Unaudited)	(Unaudited)
Beginning Balance	$4,213	$4,548
Warranties issued and adjustments to provisions	3,879	958
Warranty claims	(1,555)	(1,664)

Ending Balance	$6,537	$3,842

(12) Self-Insurance Reserves:
As of October 31, 2011 and April 30, 2011, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.6 million, of which $4.9 million and $4.6 million, respectively, have been classified as non-current and included in other non-current liabilities and $2.4 million and $2.3 million, respectively, have been included in accrued expenses, and $2.3 million and $2.6 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $221,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $6.6 million and $5.7 million for the six months ended October 31, 2011 and 2010, respectively.
It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of October 31, 2011 and April 30, 2011, we had accrued reserves for product and municipal litigation liabilities of $5.3 million and $5.5 million, respectively (of which $3.0 million and $2.9 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of October 31, 2011 and April 30, 2011, we had recorded receivables from insurance carriers related to these liabilities of $2.1 million, of which $2.0 million has been classified as other assets and the remaining $25,000 has been classified as other current assets.
(13) Plant Consolidation:
On December 8, 2010, we implemented a restructuring plan to move production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. The closure of our Rochester, New Hampshire facility will result in the termination or relocation of all employees of such facility and an increase in the number of employees in our Springfield, Massachusetts facility by approximately 225 full-time equivalents. We have incurred major capital expenditures relating to moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology. We completed this restructuring plan in November 2011.
For the three months ended October 31, 2011, we recorded $930,000 in expenses related to facilities and employee severance, including $787,000 of restructuring expenses in cost of sales, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $143,000 in operating expenses. For the six months ended October 31, 2011, we recorded $2.5 million in expenses related to facilities and employee severance, including $2.0 million of restructuring expenses in cost of sales, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $504,000 in operating expenses. We expect to record an additional $400,000 in expenses during the remainder of fiscal 2012, including an additional $348,000 of restructuring expenses in cost of sales, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $52,000 in operating expenses. Once completed, the total amount incurred in connection with our restructuring plan is expected to be $5.6 million, with $2.5 million for employee severance and relocation expenses and $3.1 million for facilities-related expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
The following table summarizes the restructuring liabilities, included in accrued expenses, accrued for and changes in those amounts at October 31, 2011 for the plan discussed above (in thousands):

	Employee
	Severance and
	Termination	Facilities-Related
	Benefits	Costs
Balance at April 30, 2011	$1,252	$409
Costs incurred during the period	529	1,057
Costs paid or settled during the period	(231)	(1,371)

Balance at July 31, 2011	1,550	95
Costs incurred during the period	417	513
Costs paid or settled during the period	(451)	(524)

Balance at October 31, 2011	$1,516	$84

On December 21, 2010, under the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ending April 30, 2011. As of October 31, 2011, we have recorded the maximum $4.4 million of ITC as a contra asset account included in property, plant, and equipment.
(14) Stockholders’ Equity:
Common Stock
During the six months ended October 31, 2011, options were exercised and common stock issued as follows:
(a)
We issued 123,500 shares of common stock having a market value of $418,000 to former employees upon the exercise of options granted to them while employed at our company and to a director upon the exercise of options granted to her for service provided to our company. The purchase price of these shares was $203,000.

(b)	In September 2011, we issued 234,418 shares of common stock under our current Employee Stock Purchase Plan (“ESPP”). The purchase price of these shares was $501,000.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
Earnings per Share
The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2011 and 2010 (in thousands, except per share data):

	For the three months ended		For the six months ended
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Net income/(loss)
Income from continuing operations	$948	$2,572	$3,223	$6,401
Loss from discontinued operations, net of tax	(2,539)	(39,857)	(4,025)	(37,474)

Net loss	$(1,591)	$(37,285)	$(802)	$(31,073)

Average shares outstanding — Basic	64,697	60,070	64,613	60,005
Dilutive effect of stock option and award plans	413	3,787	517	2,240

Diluted shares outstanding	65,110	63,857	65,130	62,245

Earnings per common share — Basic
Income from continuing operations	$0.01	$0.04	$0.05	$0.11
Loss from discontinued operations	(0.04)	(0.66)	(0.06)	(0.62)
Net loss	(0.02)	(0.62)	(0.01)	(0.52)

Earnings per common share — Diluted
Income from continuing operations	$0.01	$0.04	$0.05	$0.10
Loss from discontinued operations	(0.04)	(0.62)	(0.06)	(0.60)
Net loss	(0.02)	(0.58)	(0.01)	(0.50)
For the three months ended October 31, 2011, 2,431,906 shares of common stock issuable upon conversion of the Convertible Notes and 3,077,995 shares of common stock issuable upon the exercise of stock options and the delivery of restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 31, 2010, 6,485,084 shares of common stock issuable upon the conversion of the Convertible Notes and 1,111,447 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
For the six months ended October 31, 2011, 2,431,906 shares of common stock issuable upon conversion of the Convertible Notes and 2,568,098 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the six months ended October 31, 2010, 6,485,084 shares of common stock issuable upon the conversion of the Convertible Notes and 1,042,014 shares of common stock issuable upon the exercise of stock options and the delivery of RSUs were excluded from the computation of diluted earnings per share because the effect would be antidilutive.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. As of October 31, 2011, there were 450,000 options outstanding relating to this grant, which expire on December 6, 2014.
The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the six months ended October 31, 2011 and 2010 are as follows:

	For the Six Months Ended October 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price
Options outstanding, beginning of year	3,137,565	$4.73	3,207,264	$4.84
Granted during year	1,094,100	3.12	535,600	3.91
Exercised during year	(123,500)	1.64	(85,334)	1.61
Canceled/forfeited during year	(205,333)	4.89	(143,399)	4.14

Options outstanding, end of period	3,902,832	$4.37	3,514,131	$4.89

Weighted average remaining contractual life	7.12 years		6.69 years

Options exercisable, end of period	2,084,359	$5.08	2,176,039	$4.70

Weighted average remaining contractual life	5.20 years		5.27 years

The aggregate intrinsic value of outstanding options that were vested as of October 31, 2011 and 2010 was $1.1 million and $1.8 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of October 31, 2011 and 2010 was $938,000 and $1.8 million, respectively.
We currently have an ESPP that commenced on June 24, 2002 (the “2001 ESPP”), which authorizes the sale of up to 10,000,000 shares of our common stock to employees. The 2001 ESPP continues in effect for a term of ten years unless sooner terminated. The 2001 ESPP was implemented by a series of offering periods of two years in duration, with four six-month purchase periods in the offering period. The 2001 ESPP was amended in September 2004 so that future offering periods, commencing with the October 1, 2004 offering period, are six months, consistent with the six-month purchase period. The purchase price is 85% of the fair market value of our common stock on the offering date or on the purchase date, whichever is lower. A participant may elect to have payroll deductions made on each payday during the offering period in an amount not less than 1% and not more than 20% (or such greater percentage as the board may establish from time to time before an offering date) of such participant’s compensation on each payday during the offering period. The last day of each offering period is the purchase date for such offering period. An offering period commencing on April 1 ends on the next September 30. An offering period commencing on October 1 ends on the next March 31. Our board of directors has the power to change the duration and/or the frequency of offering and purchase periods with respect to future offerings and purchases without stockholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period to be affected. The maximum number of shares an employee may purchase during each purchase period is 12,500 shares or a total of $25,000 in shares, based on the fair market value on the first day of the purchase period. The 2001 ESPP is scheduled to expire with the offering period that ends March 31, 2012.
All options and rights to participate in the 2001 ESPP are nontransferable and subject to forfeiture in accordance with the 2001 ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the 2001 ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2011 and 2010, 234,418 and 176,761 shares were purchased under the 2001 ESPP, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
On September 26, 2011, our stockholders approved the 2011 ESPP to replace our expiring 2001 ESPP. Initially, there will be a total of 6,000,000 shares of our common stock reserved under the 2011 ESPP, which will include any shares available for issuance under the 2001 ESPP on the first offering date under the 2011 ESPP, but not to exceed 6,000,000 shares. The shares included in the 2011 ESPP will no longer be available for issuance under the 2001 ESPP. The 2011 ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value (“FMV”) per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on the April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer the 2011 ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will equal 85% of the lower of (i) the greater of the FMV on the first day of the offering period or the FMV of our common stock on the entry date, or (ii) the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. The 2011 ESPP’s effective date is April 1, 2012, and the 2011 ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under the 2011 ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our 2001 ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.
The following assumptions were used in valuing our options and 2001 ESPP purchases during the six-month periods ended October 31, 2011 and 2010:

	For the Six Months Ended October 31,
	2011	2010
Stock option grants:
Risk-free interest rate	0.92 - 2.20%	1.31 - 2.47%
Expected term	5.30 - 8.18 years	5.36 - 9.0 years
Expected volatility	66.9 - 74.6%	69.5 - 76.4%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.06%	0.19%
Expected term	6 months	6 months
Expected volatility	49.9%	40.1%
Dividend yield	0%	0%
We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or 2001 ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the six months ended October 31, 2011 was $2.06 per share. There were 1,094,100 and 535,600 options granted during the six months ended October 31, 2011 and 2010, respectively. The total stock-based compensation expense, including stock options, purchases under the 2001 ESPP, and RSU awards, was $1.1 million and $917,000 for the six months ended October 31, 2011 and 2010, respectively. Stock-based compensation expense is included in general and administrative expenses.
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
During the six months ended October 31, 2011 and 2010, we granted 95,200 and 120,200 PSUs, respectively, with an aggregate maximum award of 190,400 and 240,400 PSUs, respectively, to current and former employees. These PSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period. The aggregate fair market value of our RSU and PSU grants is being amortized to compensation expense over the vesting period (three years). During the six months ended October 31, 2011 and 2010, we issued 1,000 and 58,695 shares of common stock, respectively, under RSUs and PSUs that had vested during such periods with a total market value of $3,000 and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
$237,000, respectively. During the six months ended October 31, 2011, we cancelled 88,700 PSUs previously granted to our former President and Chief Executive Officer. During the six months ended October 31, 2010, we cancelled an aggregate of 68,333 PSUs, consisting of (i) 53,333 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2011, and (ii) 15,000 PSUs previously granted to our former President of the discontinued security solutions division. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $143,000 for the six months ended October 31, 2011. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $493,000 impact of the 68,333 cancelled PSUs, was $114,000 for the six months ended October 31, 2010. As of October 31, 2011, there was $316,000 of unrecognized compensation cost related to unvested RSUs, much of which relates to PSUs. This cost is expected to be recognized over a weighted average of 2.2 years.
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
In general, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of our common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of October 31, 2011, we have not had any such changes that would have resulted in the execution of the Rights Plan.
(15) Income Taxes:
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
At October 31, 2011, we had gross tax-affected unrecognized tax benefits of approximately $1.1 million, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at October 31, 2011 and 2010 was approximately $233,000 and $328,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.
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
(16) Commitments and Contingencies:
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
For the Six Months Ended October 31, 2011 and 2010
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
New Cases
The following case was filed against us or became reportable during the three and six months ended October 31, 2011.
Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, originally filed on November 11, 2008, alleged that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff sought unspecified damages against us and the seller of the firearm. The complaint alleged that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserted claims for negligence, strict liability, and breach of warranty. On August 18, 2010, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, as well as a Notice of Substitution of Counsel. The plaintiff re-filed his action, on August 17, 2011, within the one-year statute of limitations. On October 24, 2011, the court awarded us costs in the amount of approximately $4,600 from the first filing. The case is stayed by the court pending payment by the plaintiff of those costs.
Cases Dismissed or Resolved
Universal Safety Response, Inc. v. Barrier1 Systems, Inc., in the United States District Court for the Northern District of New York. On August 16, 2011, this case was settled within the limits of our self-insured retention.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
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
Charles Quasté v. Smith & Wesson Corporation, in the United States District Court for the Eastern District of Pennsylvania. On October 20, 2011, this case was settled within the limits of our self-insured retention.
Cybergun, S.A. v. Smith & Wesson Holding Corporation and Smith & Wesson Corporation, in the Commercial Court of Paris, France. On September 9, 2011, this case was settled within the limits of our self-insured retention.
Smith & Wesson Holding Corporation and Smith & Wesson Corp. v. Cybergun, S.A., et al., in the United States District Court for the District of Arizona. On September 9, 2011, this case was settled within the limits of our self-insured retention.
Cases on Appeal
The ruling in the following case is subject to certain pending appeals:
In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It was filed in the United States District Court for the District of Massachusetts (Springfield), and is a purported securities class action lawsuit brought individually and on behalf of all persons who purchased the securities of our company between June 15, 2007 and December 6, 2007. The putative plaintiffs seek unspecified damages against us, certain of our officers, and our directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. The Oklahoma Firefighters Pension and Retirement System was appointed Lead Plaintiff of the putative class. On May 30, 2008, Lead Plaintiff filed a Consolidated Class Action Complaint seeking unspecified damages against us and several officers and directors for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. On August 28, 2008, we and the named officers and directors moved to dismiss the Consolidated Amended Complaint because it failed to state a claim under the federal securities laws and the Private Securities Litigation Reform Act of 1995. The putative class Lead Plaintiff submitted its Opposition to our motion on October 28, 2008. On March 26, 2009, our motion was granted as to Mr. Monheit and denied as to the remaining defendants. On May 11, 2010, the court certified the consolidated action as consisting of a class of persons who purchased securities of our company between June 15, 2007 and December 6, 2007 and suffered damage as a result. Court scheduled discovery concerning the facts of this action ended on May 28, 2010. Examination of any experts put forth by the parties ended on October 1, 2010. On October 29, 2010, we moved for summary disposition of the case. Lead Plaintiff opposed our motion on November 22, 2010 and cross-moved for partial summary judgment. A hearing of this matter was held for December 20, 2010. On March 25, 2011, the court granted our Motion for Summary Judgment as to all remaining defendants, and dismissed the consolidated actions with prejudice. The Lead Plaintiff filed its Notice of Appeal of that dismissal on April 21, 2011. The Lead Plaintiff has not appealed Mr. Monheit’s dismissal and the time for such an appeal has now past. The Lead Plaintiff filed its Appellant Brief on July 5, 2011. We filed our Opposition to Appellant’s Brief on August 22, 2011. On November 7, 2011, an appellate argument was heard before the First Circuit Court of Appeals. No decision has been issued.
Pending Cases
Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart) in the United States District Court for the District of Nevada. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On November 15, 2010, the parties stipulated to a scheduling order, signed by the court that same day, that, among other things: (1) consolidated the two cases; and (2) set forth a schedule for the putative plaintiffs to file a consolidated amended complaint, and then a motion to dismiss briefing schedule. On or about November 23, 2010, the defendants removed the action from the District Court of Nevada, Clark County to the United States District Court for the District of Nevada. On December 8, 2010, the putative plaintiffs filed an ex parte motion for extension of time to file their consolidated amended complaint, indicating that they intended to file a motion to remand the case back to state court. The district court granted the motion on December 14, 2010, and ordered that the consolidated amended complaint was due within 14 days after the district court rules on the then-anticipated motion to remand. The putative plaintiffs filed their anticipated motion to remand on December 21, 2010. On December 22, 2010, defendants filed a response to the motion to remand, in which they consented to the remand. On or about May 9, 2011, this case was remanded back to the Clark County District Court for the State of Nevada. On May 24, 2011, the putative plaintiffs filed their consolidated Verified Amended Complaint. On June 10, 2011, the putative plaintiffs agreed to dismiss their Nevada state court complaint with the intention of refilling a similar complaint in the U.S. District Court for the District of Massachusetts. On July 20, 2011, the putative plaintiffs filed their Verified Shareholder Derivative Complaint in the U.S. District Court for the District of Massachusetts. On September 30, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On November 14, 2011, putative plaintiffs filed their opposition to our Motion to Dismiss. We have until December 12, 2011 to reply.
Aaron Sarnacki v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. This action was filed on or about October 28, 2010 in the United States District Court for the District of Arizona. It is a purported derivative action brought by the plaintiff on behalf of our company against certain of our officers and directors. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing misleading statements concerning our earnings and business prospects for fiscal 2008. The complaint also asserts that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about our financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On January 13, 2011, this action was transferred to the United States District Court for the District of Massachusetts. On July 1, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On October 3, 2011, putative plaintiffs filed their opposition to our Motion to Dismiss. We filed our reply brief on October 17, 2011. The hearing on this matter is currently scheduled for January 18, 2012.
Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These actions were filed on or about January 24, 2011. These are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege that the officer and director defendants have breached their fiduciary duties by providing misleading statements concerning the company’s earnings and business prospects for fiscal 2008. The complaints also assert that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about the company’s financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. On July 22, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On August 5, 2011, the putative plaintiffs filed a Cross-Motion to our Motion to Dismiss seeking to stay the proceeding until the outcome of the pending appeal in the securities class action described in In re Smith & Wesson Holding Corp Securities Litigation, above. On August 19, 2011, we filed our opposition to the putative plaintiffs’ Cross-Motion. The hearing on this matter is currently scheduled for January 12, 2012.
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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended October 31, 2011 and 2010
Securities and Exchange Commission (“SEC”) Investigation
In fiscal 2011, we received a subpoena from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, results of operations, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.
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
We had reserves of $2.1 million and $633,000 as of October 31, 2011 and 2010, respectively, for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. As of October 31, 2011 and 2010, we had recorded $2.0 million and $577,000, respectively, of environmental reserve in non-current liabilities with the remaining balances recorded in accrued expenses. Based on the indeterminable time frame for remediation, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.
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
For the Six Months Ended October 31, 2011 and 2010
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
Deferred Compensation
Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at October 31, 2011. Benefits under this plan are paid monthly (currently monthly benefit is $3,000 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of October 31, 2011, $409,000 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.17% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2012 — $57,000; 2013 — $114,000; 2014 — $95,000; 2015 — $76,000; 2016 — $63,000; and thereafter — $25,000.
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
Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $800,000 as of October 31, 2011. We had restricted cash totaling $5.8 million as of October 31, 2011 of which $5.0 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.
(17) Fair Value Measurements:
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
For the Six Months Ended October 31, 2011 and 2010
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2011 and April 30, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	October 31,		April 30,
Description	2011	(Level 1)	2011	(Level 1)
Assets:
Cash equivalents and short-term deposits	$49,134	$49,134	$58,283	$58,283

Total assets	$49,134	$49,134	$58,283	$58,283

We purchase certain finished goods and component parts from a European supplier and pay for them in Euros. We routinely purchase foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates. Forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets. As of October 31, 2011, we had no forward contracts outstanding.
Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Indefinite-lived intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist. See Note 3 - Discontinued Operations for details on impairment of long-lived assets related to our discontinued security solutions division for the three months ended October 31, 2010.
The following table presents information about the effect of derivative instruments on our financial performance for the six months ended October 31, 2011 and 2010 (in thousands):

		Amount of Gain Recognized in Income on
	Location of Gain Recognized	Derivative
Derivatives Not Designated as Hedging Instruments	in Income on Derivative	2011	2010
Foreign Exchange Contracts (unrealized)	Other income/(expense)	$—	$1,117
(18) Recent Accounting Pronouncements:
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
For the Six Months Ended October 31, 2011 and 2010
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
Please refer to the 2011 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.
The results of SWSS, our security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. See Note 3 - Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 30 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.
Second Quarter Fiscal 2012 Highlights
Net sales for the three months ended October 31, 2011 were $92.3 million, an increase of $8.7 million, or 10.5%, over net sales of $83.6 million for the three months ended October 31, 2010. Handgun sales increased as a result of a new revolver product introduction, which began shipping in May 2011, as well as a significant increase in pistol product sales as a result of a ramp up in production capacity to meet large consumer demand in this category. There was significant consumer demand for handguns, including full size and concealed carry products. Walther product sales increased because of the introduction of a new model and higher sales of an existing model. A new modern sporting rifle product hit attractive price points and showed increased sales in that category. Hunting product sales decreased from the prior year quarter, primarily as a result of decreased black powder sales and productivity and efficiency issues as we moved our hunting production to our Springfield, Massachusetts facility.
Gross profit as a percentage of net sales was 26.7% for the three months ended October 31, 2011 compared with 30.4% for the three months ended October 31, 2010. The decrease in gross profit margin was attributable to $2.1 million in warranty costs associated with the recall of all Thompson/Center Arms Venture Rifles manufactured since the product’s introduction in mid 2009; changes in our product sales mix, which reduced the average selling price of our products; and $787,000 in costs associated with the relocation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility.
Income from continuing operations for the three months ended October 31, 2011 was $948,000, or $0.01 per fully diluted share, compared with income from continuing operations of $2.6 million, or $0.04 per fully diluted share, for the three months ended October 31, 2010. Income was impacted primarily by additional expenses noted above and interest on our Senior Notes.
Net sales for the six months ended October 31, 2011 were $184.0 million, an increase of $22.7 million, or 14.1%, over net sales of $161.3 million for the six months ended October 31, 2010. The increase in handgun and modern sporting rifle product sales resulted from the same factors noted above for the three months ended October 31, 2011. Walther product sales for the six months ended October 31, 2011 declined because of increased competition in our .380 caliber products, partially offset by the introduction of a new model pistol. The decline in hunting product sales from the prior year comparable period resulted from decreased black powder sales and the productivity and efficiency issues arising from the move of our hunting production. Gross profit as a percentage of net sales was 27.8% for the six months ended October 31, 2011 compared with 33.5% for the six months ended October 31, 2010. The decrease in gross profit margin was attributable to $2.1 million in warranty costs associated with the recall of all Thompson/Center Arms Venture Rifles manufactured since the product’s introduction in mid 2009; changes in our product sales mix, which reduced the average selling price of our products; and $2.0 million in costs associated with the relocated hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility.
Income from continuing operations for the six months ended October 31, 2011 was $3.2 million, or $0.05 per fully diluted share, compared with income from continuing operations of $6.4 million, or $0.10 per fully diluted share, for the six months ended October 31, 2010. This decline resulted primarily from increased warranty costs, an increase in employee-related costs described below, and increased costs associated with the relocation of our hunting production.

Results of Operations
Net Sales
The following table sets forth certain information relating to net sales for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Handguns	$53,374	$45,634	$7,740	17.0%
Walther	6,818	5,392	1,426	26.4%
Modern Sporting Rifles	14,325	9,098	5,227	57.5%
Hunting Firearms	7,971	14,502	(6,531)	-45.0%
Parts & Accessories	5,127	5,398	(271)	-5.0%

Total Firearms	87,615	80,024	7,591	9.5%
Other Non-Firearms	4,684	3,541	1,143	32.3%

Total Net Sales	$92,299	$83,565	$8,734	10.5%

Net sales for the three-month period ended October 31, 2011 increased over the comparable quarter last year because of increased consumer demand combined with ongoing increases in production capacity, particularly for handgun products, which saw sales increase 17.0% over the comparable quarter last year on pistol product sales. Significant market demand for handguns continued for most of our pistol products as well as a new model revolver, which began shipping in May 2011. Walther product sales increased 26.4% over the comparable prior year quarter, primarily as a result of the introduction of a new model and higher sales of a .380 caliber pistol. Sales of modern sporting rifles increased 57.5% over the comparable quarter last year because of strong demand for a new model that hits attractive price points. Hunting product sales were down from the comparable quarter last year primarily due to a decline in black powder sales and productivity and efficiency issues as we moved our hunting production to our Springfield, Massachusetts facility.
The order backlog as of October 31, 2011 was $149.9 million, or $117.5 million higher than at the end of the comparable quarter last year and $1.1 million higher than at the end of the most recent sequential quarter, primarily as a result of backlog generated by increased orders for handguns.
Sales into our sporting goods distribution channel were approximately $81.2 million for the three months ended October 31, 2011, an increase of 15.2% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales; and sales into our professional channels were $10.6 million, a decrease of 17.5% from the comparable quarter last year. Law enforcement channel sales were lower, in part, because of the limited availability of our polymer pistol products, and international sales declined as a result of our self-imposed restrictions limiting the countries to which we will ship products. We had large shipments in the comparable quarter last year to Korea, Europe, and Canada that were not repeated in the current year period.
The following table sets forth certain information relating to net sales for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Handguns	$107,139	$88,116	$19,023	21.6%
Walther	13,502	15,587	(2,085)	-13.4%
Modern Sporting Rifles	29,254	16,062	13,192	82.1%
Hunting Firearms	14,646	23,224	(8,578)	-36.9%
Parts & Accessories	10,475	9,698	777	8.0%

Total Firearms	175,016	152,687	22,329	14.6%
Other Non-Firearms	9,013	8,641	372	4.3%

Total Net Sales	$184,029	$161,328	$22,701	14.1%

Net sales for the six-month period ended October 31, 2011 increased over the comparable period last year because of the strength of orders in the handgun and modern sporting rifle products as noted above. Walther product sales were down 13.4% as a result of increased competition in small frame and concealed carry products and a large order fulfillment in the comparable period last year, offset by increased sales related to the introduction of a new model. Sales of hunting products were lower than in the prior year comparable period as a result of lower orders for black powder products and move-related productivity and efficiency issues in the Rochester, New Hampshire facility.

Sales into our sporting goods distribution channel were approximately $159.5 million for the six months ended October 31, 2011, an increase of 17.0% over the comparable period last year, which was primarily the result of increased polymer pistol and modern sporting rifle sales. Sales into our professional channels were $23.7 million, which were down 1.3% from the comparable period last year. Law enforcement and international channel sales were slightly below the prior year period, and federal government sales were slightly above the prior year period.
Cost of Sales and Gross Profit
The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Cost of sales	$67,693	$58,138	$9,555	16.4%
% of net sales	73.3%	69.6%
Gross profit	$24,606	$25,427	$(821)	-3.2%
% of net sales	26.7%	30.4%
Gross profit for the three months ended October 31, 2011 decreased from the comparable quarter last year, primarily as a result of $2.1 million of warranty costs associated with the recall of all Thompson/Center Arms Venture Rifles manufactured since the product’s introduction in mid 2009; $787,000 of costs and reduced productivity and efficiency in our hunting products as we moved production to our Springfield, Massachusetts facility; and $475,000 of increased consulting services for purchasing cost savings initiatives during the quarter. We also experienced $505,000 of increased depreciation expense from higher capital spending in fiscal 2011 as well as increased employee and maintenance costs because of the move.
The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Cost of sales	$132,907	$107,271	$25,636	23.9%
% of net sales	72.2%	66.5%
Gross profit	$51,122	$54,057	$(2,935)	-5.4%
% of net sales	27.8%	33.5%
Gross profit for the six months ended October 31, 2011 decreased from the comparable period last year, primarily as a result of $2.1 million of warranty costs associated with the recall of all Thompson/Center Arms Venture Rifles manufactured since the product’s introduction in mid 2009; $2.0 million of costs and reduced productivity and efficiency in our hunting products as we moved production to our Springfield, Massachusetts facility; and $600,000 of increased consulting services for purchasing cost savings initiatives during the period. We also experienced $1.2 million of increased depreciation expense from higher capital spending in fiscal 2011 as well as increased employee and maintenance costs due to the move.
Operating Expenses
The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Research and development	$1,241	$913	$328	35.9%
Selling and marketing	8,636	8,898	(262)	-2.9%
General and administrative	11,295	10,804	491	4.5%

Total operating expenses	$21,172	$20,615	$557	2.7%
% of net sales	22.9%	24.7%
Operating expenses increased $557,000 because of a $2.6 million of increase in employee-related costs resulting from $988,000 of severance benefits for our former President and Chief Executive Officer, $1.2 million associated with increased incentive accruals, and $143,000 of expenses related to the closure and consolidation of the Thompson/Center Arms facility in New Hampshire. Research and development costs increased $328,000 over the prior year comparable quarter because of additional costs during the hunting production transition to our Springfield facility as well as certain employee costs previously recorded in cost of sales that were re-evaluated as research and development costs related to our hunting products. Offsetting these increases, total net spending on our DOJ and SEC investigation costs was $1.1 million for the quarter, which was $1.7 million lower than for the prior year comparable quarter. In addition, profit sharing expense declined by $206,000. In spite of numerous one-time costs, operating expenses as a percentage of net sales for the three months ended October 31, 2011 decreased from the prior year comparable quarter as a result of our cost-cutting initiatives during the quarter.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Research and development	$2,579	$1,892	$687	36.3%
Selling and marketing	16,761	17,285	(524)	-3.0%
General and administrative	22,817	23,141	(324)	-1.4%

Total operating expenses	$42,157	$42,318	$(161)	-0.4%
% of net sales	22.9%	26.2%
Operating expenses for the six months ended October 31, 2011 were flat with the prior year comparable period, but down as a percentage of net sales as a result of our cost-cutting initiatives noted above. Research and development costs increased $687,000 over the prior year comparable period because of additional costs during the hunting product transition to our Springfield facility as well as certain employee costs previously recorded in cost of sales that were re-evaluated as research and development costs related to our hunting products. Total net spending on our DOJ and SEC investigation costs was $2.4 million for the period, which was $1.9 million lower than for the prior year comparable six-month period. Bad debt recoveries on previously reserved for accounts contributed to an $810,000 reduction in bad debt expense. Trade show and travel expense declined because of multiple international shows in the comparable period last year. In addition, profit sharing was reduced by $400,000 compared with the prior year comparable period. As noted above, employee-related costs were $2.9 million above the prior year comparable six-month period because of the severance benefits for our former President and Chief Executive Officer; $1.3 million in increased incentive accruals; and $305,000 related to the closure and consolidation of the Thompson/Center Arms facility in New Hampshire.
Operating Income from Continuing Operations
The following table sets forth certain information regarding operating income from continuing operations for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Operating income from continuing operations	$3,434	$4,812	$(1,378)	-28.6%
% of net sales	3.7%	5.8%
The reduction in operating income from continuing operations for the three months ended October 31, 2011 compared with the prior year comparable quarter resulted primarily from increased warranty costs of $2.1 million for the recall of all Thompson/Center Arms Venture Rifles manufactured since the product’s introduction in mid 2009; increased employee-related costs; and the impact of moving the production of our hunting products from New Hampshire to Massachusetts, including increased spending-related depreciation, severance and relocation, asset write-offs, and reduced efficiencies.
The following table sets forth certain information regarding operating income from continuing operations for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Operating income from continuing operations	$8,965	$11,739	$(2,774)	-23.6%
% of net sales	4.9%	7.3%
The reduction in operating income from continuing operations for the six months ended October 31, 2011 compared with the prior year comparable period resulted primarily from increased warranty costs, employee related costs, and manufacturing costs associated with the product recall and hunting production move mentioned above. These increased expenses were offset by reduced professional fees related to our DOJ and SEC investigations.

Other Income
The following table sets forth certain information regarding other income for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Other income	$20	$672	$(652)	-97.0%
Other income for the three-month period ended October 31, 2010 included a $618,000 unrealized gain on foreign currency hedges. No such adjustments or gains occurred during the current three-month period.
The following table sets forth certain information regarding other income for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Other income	$54	$1,155	$(1,101)	-95.3%
Other income for the six-month period ended October 31, 2010 included $1.1 million of unrealized gains on foreign currency hedges. No such adjustments or gains occurred during the current six-month period.
Interest Expense
The following table sets forth certain information regarding interest expense for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Interest expense	$2,477	$1,109	$1,368	123.4%
Interest expense increased for the three months ended October 31, 2011 from the comparable quarter last year because of increased interest expense related to the Senior Notes, which bear interest at a rate of 9.5% per annum compared to our exchanged Convertible Notes, which bear interest at a rate of 4% per annum. We also experienced additional amortization expense because $563,000 of debt issuance costs we wrote off in connection with reducing our line of credit during the quarter.
The following table sets forth certain information regarding interest expense for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Interest expense	$4,416	$2,206	$2,210	100.2%
Interest expense increased for the six months ended October 31, 2011 from the comparable period last year because of increased interest expense related to the Senior Notes and increased amortization in connection with the write off of debt issuance costs as a result of the reduction of our line of credit during the period.
Income Taxes
The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Income tax expense	$428	$2,095	$(1,667)	-79.6%
Income tax expense decreased as a result of the decrease in operating profit.
The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Income tax expense	$2,182	$4,847	$(2,665)	-55.0%
Income tax expense decreased as a result of the decrease in operating profit. The effective tax rates for the six months ended October 31, 2011 and 2010 were 40.4% and 38.1%, respectively. The effective tax rate for the six-month period ended October 31, 2010 excluded the adjustment related to impairment of long-lived assets and $3.1 million valuation adjustment related to the contingent consideration recorded in connection with our acquisition of SWSS as a discrete item. See Discontinued Operations below for more details. We expect that the effective tax rate will remain stable throughout the rest of the fiscal year.

Net Income from Continuing Operations
The following table sets forth certain information regarding net income from continuing operations and the related per share data for the three months ended October 31, 2011 and 2010 (dollars in thousands, except per share data):

	2011	2010	$ Change	% Change
Net income from continuing operations	$948	$2,572	$(1,624)	-63.1%
Net income per share from continuing operations
Basic	$0.01	$0.04	$(0.03)	-75.0%
Diluted	0.01	0.04	(0.03)	-75.0%
Net income from continuing operations for the three months ended October 31, 2011 was negatively impacted by $2.1 million of costs associated with the recall of the Venture Rifles; $988,000 of severance benefit costs for our former President and Chief Executive Officer; costs associated with the relocation of our hunting production and related inefficiencies; our price repositioning strategy in the prior year, which resulted in a short-term reduction in margin from price protection agreements; a change in product mix toward lower average selling priced products with lower gross margins; and increased interest expense.
The following table sets forth certain information regarding net income from continuing operations and the related per share data for the six months ended October 31, 2011 and 2010 (dollars in thousands, except per share data):

	2011	2010	$ Change	% Change
Net income from continuing operations	$3,223	$6,401	$(3,178)	-49.6%
Net income per share from continuing operations
Basic	$0.05	$0.11	$(0.06)	-54.5%
Diluted	0.05	0.10	(0.05)	-50.0%
Net income from continuing operations for the six months ended October 31, 2011 was negatively impacted by the same items noted above during the three month period.
Discontinued Operations
The following is a summary of the operating results of discontinued operations of our security solutions division (dollars in thousands, except per share data):

	For the Three Months Ended:		For the Six Months Ended:
	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010
Net sales from discontinued operations	$5,987	$12,756	$13,448	$29,877
Loss before income taxes	(4,004)	(41,248)	(6,706)	(39,235)
Net loss from discontinued operations	(2,539)	(39,857)	(4,025)	(37,474)

Basic — discontinued operations	$(0.04)	$(0.66)	$(0.06)	$(0.62)
Diluted — discontinued operations	(0.04)	(0.62)	(0.06)	(0.60)
Net sales from discontinued operations for the three and six months ended October 31, 2011 decreased 55.4% and 57.3%, respectively, from the three and six months ended October 31, 2010, respectively. The reduction in security solutions net sales resulted primarily from reduced or delayed demand because of federal budget constraints. The net loss from discontinued operations was significantly lower for the three and six months ended October 31, 2011 due to the inclusion of a $39.5 million impairment charge related to goodwill and intangible assets that was recorded during the three and six months ended October 31, 2010. In addition, the three and six months ended October 31, 2010 included $530,000 and $3.1 million, respectively, of income associated with a reduction in contingent consideration for shares held for issuance to former shareholders in connection with our acquisition of SWSS. Excluding the impairment charge and the income from the valuation of contingent consideration, the adjusted loss for the three and six months ended October 31, 2010 would have been $1.2 million and $1.4 million, respectively. The loss from discontinued operations was $1.3 million and $2.6 million, respectively, higher for the three and six months ended October 31, 2011 than the adjusted loss in the prior comparable periods due to the significant reduction in sales and the related impact on gross margin partially offset by reduced operating expenses due to cost-cutting initiatives and a reduction in payroll and benefit costs resulting from lower headcount.

Liquidity and Capital Resources
Our principal cash requirements are to finance the growth of our operations, including acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs. Cash flows from discontinued operations are reported within the consolidated statements of cash flow in the respective cash flow captions.
The following table sets forth certain information relative to cash flow for the six months ended October 31, 2011 and 2010 (dollars in thousands):

	2011	2010	$ Change	% Change
Operating activities	$(2,063)	$7,279	$(9,342)	-128.3%
Investing activities	(6,623)	(4,842)	(1,781)	36.8%
Financing activities	(416)	1,307	(1,723)	-131.8%

Total	$(9,102)	$3,744	$(12,846)	-343.1%

Operating Activities
On an annual basis, operating activities represent the principal source of our cash flow although seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities. Due to the cyclical nature of the hunting business, we typically expect to use cash resources in operations during our first fiscal quarter with future quarters typically covering this early cash usage.
In the six months ended October 31, 2011, we used $2.2 million in cash from operating activities, a decrease of $9.5 million from the amount used in the first six months of fiscal 2011. Included in cash from operating activities was $976,000 and $2.8 million of cash used by discontinued operations during the six months ended October 31, 2011 and 2010, respectively. The $8.1 million reduction in accounts payable during the six months ended October 31, 2011 was significantly larger than the $2.4 million reduction in the prior year comparable period because of the high level of capital spending present in the end of fiscal year 2011 payables balances. In addition, due to the timing of federal excise tax return due dates, which included three payments during the six months ended October 31, 2011 versus two payments during the six months ended October 31, 2010, the change in cash related to accrued taxes other than income declined by $11.4 million for the current period. Offsetting these reductions, during the six months ended October 31, 2011, accounts receivable declined $12.5 million versus a $6.1 million decline in the prior comparable period driven by a reduction in security solutions sales and increased collection efforts. Discontinued operations had a $4.2 million impact on the reduction in accounts receivable.
Investing Activities
Cash used for investing activities increased by $1.7 million for the six months ended October 31, 2011 over the comparable period in fiscal 2011 and was entirely attributed to increased capital spending during the period. Cash used for investing activities by discontinued operations was $469,000 and $445,000 for the six months ended October 31, 2011 and 2010, respectively. We currently expect to spend $21.0 million to $23.0 on capital expenditures in fiscal 2012, an increase of $5.0 million to $7.0 million, respectively, over the $16.0 million spent in fiscal 2011, which is net of the $4.4 million economic incentive tax credit (“ITC”), as discussed below. Major capital expenditures in fiscal 2012 relate to increasing capacity for existing products; moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts; improving production efficiencies; tooling for new product offerings; and various projects designed to upgrade manufacturing technology.
On October 28, 2011, we entered into a non-cash capital lease agreement totaling $3.5 million. The proceeds from the lease were used to finance the acquisition of machinery and equipment to increase production capacity. Borrowings under the lease have an effective interest rate of 5.76% and are payable in 60 monthly installments through fiscal 2017. As of October 31, 2011, no payments have been made on the capital lease obligation.

The following sets forth the future minimum lease payments as of October 31, 2011 (in thousands):

Capital Lease
Obligation
(Unaudited)

2012	$297
2013	596
2014	596
2015	596
2016	596
Thereafter	1,500

Total future minimum lease payments	4,181
Less amounts representing interest	(696)
Present value of minimum lease payments	3,485
Less current maturities of capital lease	(406)

Long-term maturities of capital lease	$3,079

On December 21, 2010, in accordance with the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic ITC by the Economic Assistance Coordinating Council in conjunction with our plan to move production of our hunting products. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ending April 30, 2011, the majority of which will be received after filing our fiscal 2011 tax return in fiscal 2012.
Financing Activities
Cash used by financing activities was $416,000 for the six months ended October 31, 2011. This usage was primarily related to the debt issue costs paid in the period relating to the debt exchanges transacted in late fiscal 2011. We had no short-term bank borrowings at October 31, 2011 or 2010.
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
The Convertible Notes bear interest at a rate of 4% per annum payable on June 15 and December 15 of each year. Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2011, December 15, 2016, or December 15, 2021 and in the event of a fundamental change in our company, as defined in the indenture governing the Convertible Notes. The Convertible Notes were convertible into shares of our common stock, initially at a conversion rate of 81.0636 shares per $1,000 principal amount, or a total of 6,485,084 shares, which was equivalent to an initial conversion price of $12.336 per share. As of October 31, 2011, taking into account the exchange agreements discussed below, the remaining outstanding Convertible Notes are convertible into a total of 2,341,906 shares. The Convertible Notes may be converted at any time. Until December 15, 2011, we may redeem all or a portion of the Convertible Notes at the redemption price of 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest only if the closing price of our common stock exceeds 150% of the then applicable conversion price of the Convertible Notes for no fewer than 20 trading days in any period of 30 consecutive trading days. After December 15, 2011, we may redeem all or a portion of the Convertible Notes. As noted below, we have exchanged a total of $50.0 million of the Convertible Notes for $50.0 million of the Senior Notes.
We anticipate that the holders of the entire $30.0 million in principal amount of the outstanding Convertible Notes will require us to repurchase those Convertible Notes for cash on December 15, 2011. We intend to utilize cash on hand or borrowings under our credit agreement to make these payments.
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
Summary
As of October 31, 2011, we had $49.2 million in cash and cash equivalents on hand, including restricted cash of $5.8 million. We had a $60.0 million revolving line of credit with TD Bank, upon which we had no borrowings as of October 31, 2011. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture governing the Convertible Notes contains a financial covenant relating to maximum additional indebtedness. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2011. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, such as the put of the Convertible Notes in December, for the next 12 months.
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

Recent Accounting Pronouncements
The nature and impact of recent accounting pronouncements is discussed in Note 18 to our consolidated financial statements commencing on page 23 of this report, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period ending October 31, 2011, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. During the three months ended October 31, 2010, we experienced a net gain of $156,000 on hedging transactions that were executed during the period. During the six months ended October 31, 2010, we experienced a net loss of $214,000 on hedging transactions that were executed during the period. As of October 31, 2011, we had no forward contracts outstanding.
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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The nature of legal proceedings against us is discussed in Note 16 to our consolidated financial statements commencing on page 17 of this report, which is incorporated herein by reference.
Item 5. Other
We entered into an Amended and Restated Employment Agreement with P. James Debney executed December 7, 2011 as of September 26, 2011 to address the treatment of unvested stock-based compensation in the event of termination upon a change in control and to make non-material technical changes related to Mr. Debney’s employment agreement. The Amended and Restated Employment Agreement is referred to as the employment agreement.
Under the terms of the employment agreement, Mr. Debney is entitled to an annual base salary of $450,000 (subject to annual review and increases by our Board of Directors); is eligible to participate in our executive compensation programs, to receive a discretionary annual bonus as determined by our Board of Directors or committee thereof, and to receive annual stock-based awards as determined by our Board of Directors or committee thereof; and is entitled to receive other standard benefits, including a car allowance, participation in any group insurance, pension, retirement, vacation, expense reimbursement, and other plans, programs, or benefits as may from time to time be provided to other executive employees of our company, and certain insurance benefits (including the reimbursement of reasonable insurance premiums for disability insurance, medical and hospitalization insurance, and a life insurance policy).

If we unilaterally terminate Mr. Debney’s employment without cause, Mr. Debney will receive (i) his base salary for a period of 18 months after such termination; (ii) an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, which will be paid over the 18-month period after such termination; (iii) his car allowance and coverage under our medical plan to the extent provided for him at the date of termination for a period equal to 18 months after such termination; and (iv) for a period of 36 months following the termination, a cash payment in the amount of $10,000 per 12-month period for post-termination secretarial support.
If Mr. Debney’s employment is terminated by reason of his death or disability, if we unilaterally terminate Mr. Debney’s employment without cause, or if Mr. Debney voluntarily terminates his employment following a qualifying change in control event as described below, the employment agreement provides that he will receive, for the fiscal year of the notice of termination, any earned bonus, on a pro-rated basis, based on the performance goals actually achieved for the fiscal year of the notice of termination, as determined by our Board of Directors in its sole discretion, at the time such bonuses are paid to our other employees. If we unilaterally terminate Mr. Debney’s employment without cause, or if Mr. Debney voluntarily terminates his employment following a qualifying change in control event as described below, the stock options granted pursuant to any employment agreement with us that are vested as of the date of such termination will have a nine-month post-termination exercise period, but not beyond their original term. If we unilaterally terminate Mr. Debney’s employment without cause or by reason of Mr. Debney’s disability, or if Mr. Debney voluntarily terminates his employment with at least six months advance notice to us or following a qualifying change in control event as described below, we will continue to pay the life insurance premiums on any then existing life insurance policy provided by our company, up to an annual premium of $20,000, until 36 months following the termination of Mr. Debney’s employment.
The employment agreement provides that, in the event of a change in control of our company (as defined in the employment agreement), Mr. Debney may, at his option and upon written notice to us, terminate his employment, unless (i) the provisions of the employment agreement remain in full force and effect and (ii) Mr. Debney suffers no reduction in his status, duties, authority, or compensation following the change in control, provided that Mr. Debney will be considered to suffer a reduction in his status, duties, or authority if, after the change in control, (a) he is not the chief executive officer of the company that succeeds to our business; (b) such company’s stock is not listed on a national stock exchange; or (c) such company terminates Mr. Debney’s employment or reduces his status, duties, authority, or compensation within one year of the change in control. If Mr. Debney terminates his employment due to a change in control following which the employment agreement does not remain in full force and effect or his status, duties, authority, or compensation have been reduced, he will receive (A) his base salary for a period of 24 months after such termination; (B) an amount equal to the average of his cash bonus paid for each of the two fiscal years immediately preceding his termination, which will be paid over the 18-month period after such termination; (C) his car allowance for a period equal to 24 months after such termination; and (D) at our option, either receive (x) coverage under our medical plan to the extent provided for him at the date of termination for a period equal to 24 months after such termination or (y) reimbursement for the COBRA premium for such coverage through the earlier of such 24-month period or the COBRA eligibility period. In addition, all unvested stock-based compensation held by Mr. Debney in his capacity as an employee on the effective date of the termination will vest as of the effective date of such termination.
The employment agreement further prohibits Mr. Debney from competing with our company for a period equal to the longer of 12 months following the termination of his employment with our company, regardless of the reason therefor, or any period during which Mr. Debney receives cash severance pursuant to the terms of the employment agreement. The employment agreement also prohibits Mr. Debney from soliciting or hiring our personnel or employees for a period of 24 months following the termination of his employment with our company.
The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the employment agreement, and is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is attached hereto as Exhibit 10.91(a).

Item 6. Exhibits

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(1)

10.78(a)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 28, 2011, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Parties named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent(2)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan

10.90(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham

10.91*	Employment Agreement, dated as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(1)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation

10.92*	Separation Agreement and Release, dated September 26, 2011, between Michael F. Golden and Smith & Wesson Holding Corporation(1)

10.93*	2011 Employee Stock Purchase Plan(1)

10.94*	Letter of Amendment, dated September 9, 2011, between Michael Golden and Smith & Wesson Holding Corporation

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and Smith & Wesson Holding Corporation

10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation

10.97*	Letter of Amendment, dated September 9, 2011, between Barry Willingham and Smith & Wesson Holding Corporation

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan

10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation
By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer
Dated: December 8, 2011

INDEX TO EXHIBITS

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(1)

10.78(a)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 28, 2011, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Parties named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent(2)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan

10.90(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham

10.91*	Employment Agreement, dated as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(1)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation

10.92*	Separation Agreement and Release, dated September 26, 2011, between Michael F. Golden and Smith & Wesson Holding Corporation(1)

10.93*	2011 Employee Stock Purchase Plan(1)

10.94*	Letter of Amendment, dated September 9, 2011, between Michael Golden and Smith & Wesson Holding Corporation

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and Smith & Wesson Holding Corporation

10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation

10.97*	Letter of Amendment, dated September 9, 2011, between Barry Willingham and Smith & Wesson Holding Corporation

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan

10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2011.