Form 10-Q
period 2012-01-31
SMITH & WESSON HOLDING CORP
filed 2012-03-08
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 64,883,616 shares of common stock, par value $0.001, outstanding as of March 1, 2012.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Nine Months Ended January 31, 2012

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for the remainder of fiscal 2012 and thereafter; estimated warranty costs related to the Thompson/Center Arms VentureTM rifle recall; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2011, filed with the SEC on June 30, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of:

	September 30,	September 30,
	January 31, 2012
	(Unaudited)	April 30, 2011
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,331 on January 31, 2012 and $5,821 on April 30, 2011	$25,745	$58,292
Accounts receivable, net of allowance for doubtful accounts of $1,767 on January 31, 2012 and $2,147 on April 30, 2011	47,247	64,753
Inventories	60,159	51,720
Other current assets	8,269	10,212
Assets held for sale	2,517	—
Deferred income taxes	14,334	14,073
Income tax receivable	3,274	4,513

Total current assets	161,545	203,563

Property, plant and equipment, net	62,251	62,390
Intangibles, net	8,045	8,692
Other assets	5,952	6,804

	$237,793	$281,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,397	$40,119
Accrued expenses	20,093	25,356
Accrued payroll	8,094	5,309
Accrued taxes other than income	3,421	11,421
Accrued profit sharing	3,622	4,081
Accrued product/municipal liability	2,435	2,584
Accrued warranty	5,112	3,424
Current portion of notes payable	—	30,000

Total current liabilities	69,174	122,294

Deferred income taxes	5,319	5,309

Notes payable, net of current portion	50,000	50,000

Other non-current liabilities	12,331	8,763

Total liabilities	136,824	186,366

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 66,080,283 shares issued and 64,880,283 shares outstanding on January 31, 2012 and 65,710,531 shares issued and 64,510,531 shares outstanding on April 30, 2011	66	66
Additional paid-in capital	188,050	185,802
Accumulated deficit	(80,824)	(84,462)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	100,969	95,083

	$237,793	$281,449

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended:		For the Nine Months Ended:
	(In thousands, except per share data)
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net sales	$98,125	$79,238	$282,154	$240,566
Cost of sales	68,121	59,847	201,028	167,118

Gross profit	30,004	19,391	81,126	73,448

Operating expenses:
Research and development	992	1,207	3,571	3,099
Selling and marketing	8,062	8,921	24,823	26,206
General and administrative	10,666	11,203	33,483	34,344

Total operating expenses	19,720	21,331	61,877	63,649

Operating income/(loss) from continuing operations	10,284	(1,940)	19,249	9,799

Other income/(expense):
Other income/(expense), net	8	(463)	62	692
Interest income	394	289	1,196	849
Interest expense	(1,629)	(1,453)	(6,044)	(3,659)

Total other income/(expense), net	(1,227)	(1,627)	(4,786)	(2,118)

Income/(loss) from continuing operations before income taxes	9,057	(3,567)	14,463	7,681
Income tax expense/(benefit)	3,664	(852)	5,845	3,994

Income/(loss) from continuing operations	5,393	(2,715)	8,618	3,687
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(1,600)	(53,908)	(8,306)	(93,143)
Income tax benefit	(645)	(3,787)	(3,326)	(5,547)

Loss on discontinued operations	(955)	(50,121)	(4,980)	(87,596)

Net income/(loss)/comprehensive income/(loss)	$4,438	$(52,836)	$3,638	$(83,909)

Net income/(loss) per share (Note 15):
Basic — continuing operations	$0.08	$(0.05)	$0.13	$0.06

Basic — net income/(loss)/comprehensive income/(loss)	$0.07	$(0.88)	$0.06	$(1.40)

Diluted — continuing operations	$0.08	$(0.05)	$0.13	$0.06

Diluted — net income/(loss)/comprehensive income/(loss)	$0.07	$(0.88)	$0.06	$(1.33)

Weighted average number of common shares outstanding (Note 15):
Basic	64,874	60,248	64,700	60,086
Diluted	66,582	60,248	65,154	63,201

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2012

(Unaudited)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity

Balance at April 30, 2011	65,711	$66	$185,802	$(84,462)	$73	1,200	$(6,396)	$95,083
Exercise of employee stock options	127	—	216	—	—	—	—	216
Stock-based compensation	—	—	1,797	—	—	—	—	1,797
Book deduction of stock-based compensation in excess of tax deductions	—	—	(266)	—	—	—	—	(266)
Shares issued under employee stock purchase plan	234	—	501	—	—	—	—	501
Issuance of common stock under restricted stock unit awards, net of shares surrendered	8	—	—	—	—	—	—	—
Net income	—	—	—	3,638	—	—	—	3,638

Balance at January 31, 2012	66,080	$66	$188,050	$(80,824)	$73	1,200	$(6,396)	$100,969

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended
	January 31, 2012	January 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$3,638	$(83,909)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization and depreciation	12,238	10,781
Loss on sale of business	241	—
Loss on sale of assets	282	64
(Recoveries of)/provision for losses on accounts receivable	(297)	287
Impairment of long-lived assets	—	90,503
Deferred income taxes	—	(1,504)
Stock-based compensation expense	1,797	976
Change in contingent consideration	—	(3,060)
Excess book deduction of stock-based compensation	(266)	(245)
Changes in operating assets and liabilities:
Accounts receivable	17,803	11,290
Inventories	(9,006)	(5,466)
Other current assets	2,017	(2,150)
Income tax receivable/payable	1,239	(1,004)
Accounts payable	(13,722)	(8,135)
Accrued payroll	2,785	(4,071)
Accrued taxes other than income	(8,000)	453
Accrued profit sharing	(459)	(4,919)
Accrued other expenses	(5,942)	990
Accrued product/municipal liability	(149)	(93)
Accrued warranty	1,688	(485)
Other assets	1,772	(974)
Other non-current liabilities	599	849

Net cash provided by operating activities	8,258	178

Cash flows from investing activities:
Proceeds from sale of business	500	—
Payments to acquire patents and software	(193)	(472)
Proceeds from sale of property and equipment	185	3
Payments to acquire property and equipment	(10,648)	(6,822)

Net cash used in investing activities	(10,156)	(7,291)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,532	24,520
Cash paid for debt issue costs	(1,859)	(1,052)
Cash paid for redemption of convertible notes	(30,000)	—
Proceeds from energy efficiency incentive programs	225	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	717	679
Taxes paid related to restricted stock issuance	—	(50)
Payments on loans and notes payable	(1,264)	(24,245)

Net cash used in financing activities	(30,649)	(148)

Net decrease in cash and cash equivalents	(32,547)	(7,261)
Cash and cash equivalents, beginning of period	58,292	39,855

Cash and cash equivalents, end of period	$25,745	$32,594

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,745	$3,481
Income taxes	1,524	1,884

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

(1) Organization:

We are one of the world’s leading U.S.-based manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including firearm enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, the largest U.S. exporter of handguns, and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

(2) Basis of Presentation:

The consolidated balance sheet as of January 31, 2012, the consolidated statements of operations and comprehensive income/(loss) for the nine months ended January 31, 2012 and 2011, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2012, and the consolidated statements of cash flows for the nine months ended January 31, 2012 and 2011 have been prepared by us, without audit.

Smith & Wesson Security Solutions, Inc. (“SWSS”), our security solutions division, is being presented as discontinued operations in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of operations and comprehensive income/(loss) items in the notes to the consolidated financial statements refers to results from continuing operations.

The quarter end for each of our wholly owned subsidiaries, Smith & Wesson Corp. (“SWC”), Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (“TCA”), and SWSS, was January 29, 2012, a two-day variance to our reported fiscal quarter end of January 31, 2012. This variance did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2012 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2011 has been derived from our audited financial statements.

In connection with our plant consolidation described in Note 14, on January 2, 2012, we completed the sale of K.W. Thompson Tool Company, Inc. (“K.W. Thompson”), a subsidiary of Thompson/Center Arms. The land and building located in Rochester, New Hampshire have been classified as assets held for sale as of January 31, 2012. See Note 14 for additional information regarding our plant consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2011, filed with the SEC on June 30, 2011. The results of operations for the nine months ended January 31, 2012 may not be indicative of the results that may be expected for the year ending April 30, 2012 or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements related to discontinued operations have been reclassified to conform to the current period’s presentation.

(3) Discontinued Operations:

Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. At this time, we are not able to provide a good faith estimate of any of the major types of costs associated with the divestiture nor are we able to provide an estimate of the total range of costs, expenses, or future cash expenditures associated with the divestiture. At this time, we are not able to estimate a time frame when the divestiture will occur. Prior to the decision to divest of the business, we had reported this business as a separate division under the heading of security solutions.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

The following is a summary of the operating results of the discontinued operations (in thousands):

	September 30,	September 30,		September 30,	September 30,
	For the Three Months Ended:			For the Nine Months Ended:
	January 31, 2012	January 31, 2011		January 31, 2012	January 31, 2011
Net sales from discontinued operations	$8,432	$10,099		$21,879	$39,976
Loss before income taxes	$(1,600)	$(53,908)		$(8,306)	$(93,143)
Net loss from discontinued operations	$(955)	$(50,121	)(a)	$(4,980)	$(87,596	)(a)

(a)

Included in the results of operations for the three and nine months ended January 31, 2011 are non-cash charges related to the impairment of goodwill and other intangible assets totaling $51.0 million and $90.5 million, respectively. In addition, for the nine months ended January 31, 2011, we recorded income of $3.1 million related to the reduction in the acquisition liability related to contingent consideration versus the value recorded as of April 30, 2010.

The following is a summary of the major assets and liabilities of the discontinued operations (in thousands):

	September 30,	September 30,
	January 31, 2012
	(Unaudited)	April 30, 2011
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$9,538	$11,816
Inventories	4,110	5,092

Total current assets	13,648	16,908

Property, plant, and equipment, net	1,378	1,601
Intangibles, net	3,393	3,674

	$18,419	$22,183

LIABILITIES
Current liabilities:
Accounts payable	$2,582	$2,785
Accrued expenses	3,712	2,298

Total current liabilities	6,294	5,083

Other non-current liabilities	728	672

Total liabilities	$7,022	$5,755

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

For the Nine Months Ended January 31, 2012 and 2011

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

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty costs, product liability expense, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, forfeiture rates on stock-based awards, asset impairments, and medical claims payable. Actual results could differ from those estimates.

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

Segment Information — We have historically reported certain financial information under two segments: firearms and security solutions. As a result of our plan to divest SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 3 — Discontinued Operations for additional information.

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

For the Nine Months Ended January 31, 2012 and 2011

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified.

In accordance with ASC 350, Intangibles — Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill and intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of January 31, 2012, we had no goodwill recorded on our books for continuing operations.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three and nine months ended January 31, 2012 based on the review of long-lived assets. We recorded impairment charges related to our discontinued security solutions division during the three and nine months ended January 31, 2011. See Note 3 — Discontinued Operations for additional information. See also Note 8 — Intangible Assets.

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

(5) Notes Payable:

Credit Facilities — Pursuant to an amendment of our amended and restated credit agreement dated October 28, 2011, we decreased our revolving line of credit to $60.0 million. As a result of the reduction of our credit facility, we wrote off $563,000 of debt issuance costs to interest expense during the nine months ended January 31, 2012.

The credit facility provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of January 31, 2012, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 5.0% per annum.

As security for the credit facility, TD Bank, N.A. has a first priority lien on all of our personal property and real estate assets.

We may prepay, in whole or in part, any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse TD Bank for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement. We received a waiver of the 2.0% prepayment penalty associated with our repayment of the acquisition line of credit, as described above.

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes (as defined below). On December 15, 2011, holders of Convertible Notes required us to repurchase $29.7 million of Convertible Notes and on January 21, 2012, we redeemed the remaining $334,000 of Convertible Notes utilizing cash on hand. As of January 31, 2012, there were no outstanding Convertible Notes.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

Senior Notes — On January 14, 2011, we issued an aggregate of $23.1 million of 9.5% senior notes due 2016 (“Senior Notes”) to two investors in exchange for $23.1 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). On February 10, 2011 and March 3, 2011, we issued an aggregate of $16.8 million and $10.1 million, respectively, of Senior Notes to additional investors in exchange for $16.8 million and $10.1 million, respectively, of Convertible Notes pursuant to the terms and conditions of additional exchange agreements and the Senior Notes Indenture. As a result, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes.

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

The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2012.

(6) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We included $412,000 of short-term capital lease obligation in accrued expenses and $3.0 million in other non-current liabilities.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

The following sets forth the future minimum lease payments as of January 31, 2012 (in thousands):

September 30,
Capital Lease Obligation (Unaudited)
2012	$148
2013	596
2014	596
2015	596
2016	596
Thereafter	1,494

Total future minimum lease payments	4,026
Less amounts representing interest	(645)
Present value of minimum lease payments	3,381
Less current maturities of capital lease	(412)

Long-term maturities of capital lease	$2,969

(7) Inventories:

The following sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2012 and April 30, 2011 (in thousands):

	September 30,	September 30,
	January 31, 2012 (Unaudited)	April 30, 2011
Finished goods	$18,021	$15,409
Finished parts	25,807	18,845
Work in process	8,657	8,091
Raw material	7,674	9,375

Total inventories	$60,159	$51,720

(8) Intangible Assets:

Intangible assets consisted of the following as of January 31, 2012 and April 30, 2011 (in thousands):

	September 30,	September 30,
	January 31, 2012 (Unaudited)	April 30, 2011
Developed technology	$3,120	$3,120
Customer relationships	100	100
Patents, trademarks, and tradenames	7,229	7,036
Software	542	542

	10,991	10,798
Less: Accumulated amortization	(2,946)	(2,106)

Total intangible assets, net	$8,045	$8,692

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

(9) Accrued Expenses:

Accrued expenses consisted of the following as of January 31, 2012 and April 30, 2011 (in thousands):

	September 30,	September 30,
	January 31, 2012 (Unaudited)	April 30, 2011
Accrued professional fees	$3,719	$4,585
Deferred revenue	2,829	1,855
Accrued distributor incentives	2,767	6,301
Accrued employee benefits	2,244	2,690
Accrued rebates and promotions	1,978	1,731
Accrued commissions	1,134	1,383
Accrued severance/restructuring costs (Note 14)	760	1,252
Accrued workers’ compensation	698	593
Interest payable	612	1,575
Accrued utilities	439	579
Current portion of capital lease obligation	412	—
Pension liability	114	111
Accrued environmental	70	107
Accrued other	2,317	2,594

Total accrued expenses	$20,093	$25,356

(10) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the nine months ended January 31, 2012 and 2011, advertising expense for continuing operations was $11.6 million and $11.5 million, respectively.

(11) Other Non-Current Liabilities:

Other non-current liabilities consisted of the following as of January 31, 2012 and April 30, 2011 (in thousands):

	September 30,	September 30,
	January 31, 2012 (Unaudited)	April 30, 2011
Product & municipal liability	$3,079	$2,889
Capital lease obligation, net of current maturities	2,969	—
Environmental	1,970	1,970
Workers’ compensation	1,941	1,689
Accrual for uncertain income tax positions	1,060	1,051
Warranty	994	789
Pension liability	279	329
Post retirement medical	—	7
Other	39	39

Other non-current liabilities	$12,331	$8,763

(12) Warranty Reserve:

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

On November 11, 2011, we initiated a recall of all Thompson/Center Arms VentureTM rifles manufactured since the product’s introduction in mid 2009. As of January 31, 2012, we had incurred $324,000 in recall costs and we estimate the remaining cost of this recall will be $1.8 million, which is included in the accrued warranty balance. Warranty expense for the nine months ended January 31, 2012 and 2011 was $4.2 million and $2.1 million, respectively.

The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the nine months ended January 31, 2012 and 2011 (in thousands):

	September 30,	September 30,
	January 31, 2012 (Unaudited)	January 31, 2011 (Unaudited)
Beginning Balance	$4,213	$4,588
Warranties issued and adjustments to provisions	4,249	2,104
Warranty claims	(2,356)	(2,659)

Ending Balance	$6,106	$4,033

(13) Self-Insurance Reserves:

As of January 31, 2012 and April 30, 2011, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.7 million and $9.5 million, respectively, of which $5.0 million and $4.6 million, respectively, have been classified as non-current and included in other non-current liabilities and $2.3 million has been included in accrued expenses, and $2.4 million and $2.6 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $221,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $9.6 million and $9.0 million for the nine months ended January 31, 2012 and 2011, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of January 31, 2012 and April 30, 2011, we had accrued reserves for product and municipal litigation liabilities of $5.5 million (of which $3.1 million and $2.9 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of January 31, 2012 and April 30, 2011, we had recorded receivables from insurance carriers related to these liabilities of $2.1 million, of which $2.0 million has been classified as other assets and the remaining $25,000 has been classified as other current assets.

(14) Plant Consolidation:

On December 8, 2010, we implemented a restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. We completed this restructuring plan in November 2011. We have incurred major capital expenditures relating to moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, purchasing tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.

In connection with the plant consolidation, in January 2012, we completed the sale of K.W. Thompson, a subsidiary of Thompson/Center Arms, for a purchase price of $900,000. We received $500,000 in cash and issued a $400,000 note receivable that bears interest at 4% and matures in January 2017. We recorded $74,000 of the note receivable included in other current assets and $326,000 included in other assets on our consolidated balance sheet. We also recorded a loss on sale of business, which was calculated as the net assets sold in excess of the purchase price, of $241,000 which is included in general and administrative expenses on our consolidated statements of operations and comprehensive income/(loss). The business sold was not included in discontinued operations because the operations were not material to our overall consolidated financial statements.

The land and building located in Rochester, New Hampshire have been classified as assets held for sale on our consolidated balance sheet in accordance with ASC 360-10-45, Impairment or Disposal of Long Lived Assets. The net book values of our assets held for sale totaled $2.5 million and is stated at the lower of the carrying value or fair value.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

For the three months ended January 31, 2012, we recorded $386,000 in facilities-related costs and employee severance and termination benefits, including $365,000 of restructuring expenses in cost of sales, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $21,000 in operating expenses. For the nine months ended January 31, 2012, we recorded $2.9 million in facilities-related costs and employee severance and termination benefits, including $2.4 million of restructuring expenses in cost of sales, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $525,000 in operating expenses. We do not anticipate any additional expenses during the remainder of fiscal 2012. The total amount incurred in connection with our restructuring plan was $5.6 million, with $2.5 million for employee severance and termination benefits and $3.1 million for facilities-related costs. We plan to pay out the remaining accrued employee severance and termination benefits over our next three fiscal quarters.

The following table summarizes the restructuring liabilities, included in accrued expenses, accrued for and changes in those amounts at January 31, 2012 for the plan discussed above (in thousands):

	September 30,	September 30,
	Employee Severance and Termination Benefits	Facilities-Related Costs
Balance at April 30, 2011	$1,252	$409
Costs incurred during the period	1,099	1,803
Costs paid or settled during the period	(1,591)	(2,212)

Balance at January 31, 2012	$760	$—

On December 21, 2010, under the Economic Development Incentive Program of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ending April 30, 2011. As of January 31, 2012, we had recorded the maximum $4.4 million of ITC as a contra asset account included in property, plant, and equipment. We have also recorded $4.4 million as a receivable included in other current assets.

(15) Stockholders’ Equity:

Common Stock

During the nine months ended January 31, 2012, options were exercised and common stock issued as follows:

(a)

We issued 126,834 shares of common stock having a market value of $434,000 to former employees upon the exercise of options granted to them while employed by our company and to a director upon the exercise of options granted to her for service provided to our company. The purchase price of these shares was $216,000.

(b)	In September 2011, we issued 234,418 shares of common stock under our current Employee Stock Purchase Plan (“ESPP”). The purchase price of these shares was $501,000.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2012 and 2011 (in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	For the three months ended		For the nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net income/(loss)/comprehensive income/(loss)
Income/(loss) from continuing operations	$5,393	$(2,715)	$8,618	$3,687
Loss from discontinued operations, net of tax	(955)	(50,121)	(4,980)	(87,596)

Net income/(loss)/comprehensive income/(loss)	$4,438	$(52,836)	$3,638	$(83,909)

Weighted average shares outstanding — Basic	64,874	60,248	64,700	60,086
Dilutive effect of stock option and award plans	508	—	454	3,115
Dilutive effect of conversion of convertible debt	1,200	—	—	—

Diluted shares outstanding	66,582	60,248	65,154	63,201

Earnings per common share — Basic
Income/(loss) from continuing operations	$0.08	$(0.05)	$0.13	$0.06
Loss from discontinued operations	$(0.01)	$(0.83)	$(0.08)	$(1.46)
Net income/(loss)/comprehensive income/(loss)	$0.07	$(0.88)	$0.06	$(1.40)

Earnings per common share — Diluted
Income/(loss) from continuing operations	$0.08	$(0.05)	$0.13	$0.06
Loss from discontinued operations	$(0.01)	$(0.83)	$(0.08)	$(1.39)
Net income/(loss)/comprehensive income/(loss)	$0.07	$(0.88)	$0.06	$(1.33)

For the three months ended January 31, 2012, 1,301,795 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended January 31, 2011, 6,138,242 shares of common stock issuable upon the conversion of Convertible Notes, 4,044,070 shares of common stock reserved for issuance to the former stockholders of SWSS, and 1,404,737 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended January 31, 2012, 2,021,211 shares of common stock issuable upon the conversion of Convertible Notes and 2,105,323 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the nine months ended January 31, 2011, 6,369,470 shares of common stock issuable upon the conversion of Convertible Notes, 2,420,670 shares of common stock reserved for issuance to the former stockholders of SWSS, and 1,542,824 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer continued his service as a member of our Board of Directors and was appointed co-vice chairman of the Board. As of January 31, 2012, there were 450,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the nine months ended January 31, 2012 and 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
	For the Nine Months Ended January 31,
	2012		2011
		Weighted-		Weighted-
		Average		Average
	Shares	Price	Shares	Price
Options outstanding, beginning of year	3,137,565	$4.73	3,207,264	$4.93
Granted during year	1,134,100	3.17	735,600	3.86
Exercised during year	(126,834)	1.70	(90,334)	1.60
Canceled/forfeited during year	(234,499)	4.91	(490,798)	4.89

Options outstanding, end of period	3,910,332	$4.37	3,361,732	$4.79

Weighted average remaining contractual life	6.84 years		6.25 years

Options exercisable, end of period	2,229,775	$5.00	2,215,374	$4.98

Weighted average remaining contractual life	5.11 years		4.75 years

The aggregate intrinsic value of outstanding options that were vested as of January 31, 2012 and 2011 was $5.9 million and $1.6 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of January 31, 2012 and 2011 was $3.2 million and $1.6 million, respectively. The aggregate intrinsic value of the options exercised for the nine months ended January 31, 2012 and 2011 was $218,000 and $186,000, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

All options and rights to participate in the 2001 ESPP are nontransferable and subject to forfeiture in accordance with the 2001 ESPP guidelines. In the event of certain corporate transactions, each option outstanding under the 2001 ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2012 and 2011, 234,418 and 176,761 shares were purchased under the 2001 ESPP, respectively.

On September 26, 2011, our stockholders approved the 2011 ESPP to replace our expiring 2001 ESPP. Initially, there is a total of 6,000,000 shares of our common stock reserved under the 2011 ESPP, which will include any shares available for issuance under the 2001 ESPP on the first offering date under the 2011 ESPP, but not to exceed 6,000,000 shares. The shares included in the 2011 ESPP will no longer be available for issuance under the 2001 ESPP. The 2011 ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value (“FMV”) per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on the April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer the 2011 ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will equal 85% of the lower of (i) the greater of the FMV on the first day of the offering period or the FMV of our common stock on the entry date, or (ii) the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. The 2011 ESPP’s effective date is April 1, 2012, and the 2011 ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under the 2011 ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022.

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

The following assumptions were used in valuing our options and 2001 ESPP purchases during the nine-month periods ended January 31, 2012 and 2011:

	For the Nine Months Ended January 31,
	2012	2011
Stock option grants:
Risk-free interest rate	0.89 -2.20%	1.31 -2.47%
Expected term	5.30 -8.18 years	5.36 -9.0 years
Expected volatility	67.0 - 75.0%	69.5 - 76.4%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.06%	0.19%
Expected term	6 months	6 months
Expected volatility	49.9%	40.1%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or 2001 ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during the nine months ended January 31, 2012 was $2.09 per share. There were 1,134,100 and 735,600 options granted during the nine months ended January 31, 2012 and 2011, respectively. The total stock-based compensation expense, including stock options, purchases under the 2001 ESPP, and RSU awards, was $1.8 million and $976,000 for the nine months ended January 31, 2012 and 2011, respectively. Stock-based compensation expense is included in general and administrative expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

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

During the nine months ended January 31, 2012 and 2011, we granted 95,200 and 120,200 PSUs, respectively, with an aggregate maximum award of 190,400 and 240,400 PSUs, respectively, to current and former employees. These PSUs were granted to certain of our named executive officers and vest based on the relative performance of our stock price against the NASDAQ Composite Index over a three-year period. The aggregate fair market value of our RSU and PSU grants is being amortized to compensation expense over the vesting period (three years). During the nine months ended January 31, 2012 and 2011, we issued 8,500 and 66,195 shares of common stock, respectively, under RSUs and PSUs that had vested during such periods with a total market value of $35,000 and $267,000, respectively. During the nine months ended January 31, 2012, we cancelled 88,700 PSUs previously granted to our former President and Chief Executive Officer. During the nine months ended January 31, 2011, we cancelled an aggregate of 134,999 PSUs, consisting of (i) 53,333 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2011, (ii) 40,000 PSUs previously granted to our former Executive Vice President and Chief Financial Officer, (iii) 15,000 PSUs previously granted to our former President of SWSS, and (iv) 26,666 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2010. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $227,000 for the nine months ended January 31, 2012. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $905,000 impact of the 134,999 cancelled PSUs previously granted to the former employees named above, was $246,000 for the nine months ended January 31, 2011. As of January 31, 2012, there was $286,000 of unrecognized compensation cost related to unvested RSUs, much of which relates to PSUs. This cost is expected to be recognized over a weighted average of 2.0 years.

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

In general, until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) ten business days (or such later date as may be determined by action of our board of directors prior to such time as any person or group of affiliated persons becomes an “Acquiring Person”) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the then outstanding shares of our common stock, the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 25, 2005, by such common stock certificates together with a copy of a summary describing the Rights. As of January 31, 2012, we have not had any such changes that would have resulted in the execution of the Rights Plan.

(16) Income Taxes:

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

At January 31, 2012, we had gross tax-affected unrecognized tax benefits of approximately $1.1 million, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at January 31, 2012 and 2011 was approximately $238,000 and $401,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

With limited exceptions, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2008.

(17) Commitments and Contingencies:

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

We are also involved in several purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.

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

New Cases

The following case was filed against us or became reportable during the nine months ended January 31, 2012.

Mark D. Lee v. Smith & Wesson Corp., et al., in the Court of Common Pleas of Richland County, Ohio. This civil action, originally filed on November 11, 2008, alleged that the plaintiff sustained an injury to his right eye on November 11, 2006 while operating a Smith & Wesson Model 460 XVR revolver. The plaintiff sought unspecified damages against us and the seller of the firearm. The complaint alleged that this incident occurred when the cylinder of the revolver swung open upon firing, allowing gases and particles to escape from the firearm during firing. The complaint asserted claims for negligence, strict liability, and breach of warranty. On August 18, 2010, the plaintiff filed a Notice of Voluntary Dismissal Without Prejudice, as well as a Notice of Substitution of Counsel. The plaintiff re-filed his action, on August 17, 2011, within the one-year statute of limitations. On October 24, 2011, the court awarded us costs in the amount of approximately $4,600 from the first filing. The case is stayed by the court pending payment by the plaintiff of those costs, which were paid on February 1, 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

Travis Lee Crosby v. Smith & Wesson Holding Corporation, et al., in the Court of Common Pleas Fourteenth Judicial Circuit, for the County of Colleton, South Carolina. The complaint, filed on October 24, 2011, and served on us in December 2012, alleges that the plaintiff sustained injuries on September 10, 2011, when a Walther PPK pistol a co-defendant was handling discharged unintentionally. The plaintiff alleges negligence, gross negligence, defective manufacturing, defective design, failure to warn, and breach of express and implied warranties. The plaintiff seeks unspecified damages. On February 20, 2009, we announced a recall of certain Walther PPK/S pistols manufactured by us, to correct a condition that may occur in certain pistols. On February 28, 2012, we filed our Answer, Affirmative Defenses and Cross-Claim to the plaintiff’s complaint as well as a motion to dismiss the plaintiff’s punitive damages claim against us. A hearing on our motion to dismiss is scheduled for March 22, 2012.

Ronald Sewell v. Smith & Wesson Holding Corporation, et al., in the United States District Court for the Northern District of Alabama. The plaintiff filed his complaint on January 2, 2012 in the Circuit Court of St. Clair County, Alabama against us, TCA, the dealer from whom the plaintiff purchased the rifle, and 14 fictitious party defendants. On February 2, 2012, we removed this case to the United States District Court for the Northern District of Alabama. On February 10, 2012, we filed our answer to the plaintiff’s complaint. The plaintiff alleges that he was injured when a Venture rifle he was handling fired a round through his foot. The plaintiff alleges violation of the Alabama Extended Manufacturer’s Liability Doctrine (AEMLD), failure to warn, and breach of warranty. On November 8, 2011, we announced a limited recall of the Venture rifle. On November 11, 2011, we announced an expanded recall of the Venture rifle to correct a condition that may occur in certain of our rifles. On February 20, 2012, the plaintiff filed a motion to remand the case back to the Circuit Court.

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

Art Bundy v. Smith & Wesson Holding Corp., et al.; and Dwight Nance v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. On January 12, 2012, the Court granted Defendants’ Motion to Dismiss the Verified Shareholder Derivative Complaint and denied Plaintiffs’ Cross-Motion to Defendants’ Motion to Dismiss, dismissing the case in its entirety. The plaintiffs’ deadline to appeal expired on February 13, 2012. The plaintiffs did not appeal.

In re Smith & Wesson Holding Corp. Securities Litigation. This case is a consolidation of the following three cases: William Hwang v. Smith & Wesson Holding Corp., et al.; Joe Cranford v. Smith & Wesson Holding Corp., et al.; and Joanne Trudelle v. Smith & Wesson Holding Corp., et al. It was filed in the United States District Court for the District of Massachusetts (Springfield).

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

On March 25, 2011, the district court granted our Motion for Summary Judgment, dismissing the consolidated action with prejudice. The plaintiffs appealed the district court’s decision. On February 17, 2012, the First Circuit Court of Appeals affirmed the district court’s decision, dismissing the case in its entirety.

Cases on Appeal

There were no cases pending appeal as of January 31, 2012.

Pending Cases

Norman Hart v. Smith & Wesson Holding Corp., et al.; and Frank Holt v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. These two actions were filed on or about September 1, 2010 (Holt) and September 17, 2010 (Hart) in the United States District Court for the District of Nevada. They are purported derivative actions brought by two separate plaintiffs on behalf of our company against certain of our officers and directors. The complaints allege, inter alia, that the officer and director defendants breached their fiduciary duties by failing to: (1) institute and maintain internal controls permitting us to engage in systematic violations of the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”); (2) maintain internal accounting controls despite our obligation to do so under the FCPA; and (3) take any steps to prevent the purportedly unlawful conduct engaged in by certain company executives. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On November 15, 2010, the parties stipulated to a scheduling order, signed by the court that same day, that, among other things: (1) consolidated the two cases; and (2) set forth a schedule for the putative plaintiffs to file a consolidated amended complaint, and then a motion to dismiss briefing schedule. On or about November 23, 2010, the defendants removed the action from the District Court of Nevada, Clark County to the United States District Court for the District of Nevada. On December 8, 2010, the putative plaintiffs filed an ex parte motion for extension of time to file their consolidated amended complaint, indicating that they intended to file a motion to remand the case back to state court. The district court granted the motion on December 14, 2010, and ordered that the consolidated amended complaint was due within 14 days after the district court rules on the then-anticipated motion to remand. The putative plaintiffs filed their anticipated motion to remand on December 21, 2010. On December 22, 2010, defendants filed a response to the motion to remand, in which they consented to the remand. On or about May 9, 2011, this case was remanded back to the Clark County District Court for the State of Nevada. On May 24, 2011, the putative plaintiffs filed their consolidated Verified Amended Complaint. On June 10, 2011, the putative plaintiffs agreed to dismiss their Nevada state court complaint with the intention of refilling a similar complaint in the United States District Court for the District of Massachusetts. On July 20, 2011, the putative plaintiffs filed their Verified Shareholder Derivative Complaint in the United States District Court for the District of Massachusetts. On September 30, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On November 14, 2011, the putative plaintiffs filed their opposition to our Motion to Dismiss. We filed our Reply in Support of the Motion to Dismiss on December 12, 2011. A hearing on our Motion to Dismiss has been scheduled for April 25, 2012.

Aaron Sarnacki v. Smith & Wesson Holding Corp., et al., in the United States District Court for the District of Massachusetts. This action was filed on or about October 28, 2010 in the United States District Court for the District of Arizona. It is a purported derivative action brought by the plaintiff on behalf of our company against certain of our officers and directors. The complaint alleges that the officer and director defendants breached their fiduciary duties by providing misleading statements concerning our earnings and business prospects for fiscal 2008. The complaint also asserts that between June 14, 2007 and December 6, 2007, the officer and director defendants provided false statements about our financial results. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of their attorneys’ fees. On January 13, 2011, this action was transferred to the United States District Court for the District of Massachusetts. On July 1, 2011, we moved to dismiss the Verified Shareholder Derivative Complaint. On October 3, 2011, putative plaintiffs filed their opposition to our Motion to Dismiss. We filed our reply in Support of the Motion to Dismiss on October 17, 2011. The court heard oral argument on our Motion to Dismiss on January 18, 2012. No decision has issued to date.

Brian Ward v. Thompson/Center Arms Company, Inc., et al., in the Forty-Sixth Circuit Court for Otsego County, Michigan. The complaint was filed on October 16, 2006 and alleges that the plaintiff sustained eye injuries using a Thompson/Center Arms rifle. The plaintiff asserts product liability claims against both our company and the retailer based on negligence and warranty principles. The plaintiff is seeking an unspecified amount of compensatory damages. On November 15, 2006, we filed an answer denying all allegations of liability. On February 2, 2009, the plaintiff filed a second amended complaint. On February 17, 2009, we filed our answer to the plaintiff’s complaint. On October 9, 2009, we filed a motion for summary judgment. On October 21, 2009, the plaintiff opposed our motion. A hearing on our motion for summary judgment was held on November 3, 2009. Expert discovery is ongoing. A case evaluation as required by the Michigan court was held on November 13, 2009, in which the panel recommended a settlement in favor of the plaintiff in the amount of $325. We rejected this proposed settlement award. On December 12, 2009, the court granted our motion for summary judgment on the manufacturing defect, failure to recall, and failure to test claims, and denied our motion on the design defect claims under the theories of risk-utility and failure to warn. A settlement conference was scheduled for August 5, 2010, but was postponed because the plaintiff’s counsel is retiring. A settlement conference was held on November 2, 2010 with no agreement reached. Trial is scheduled to begin in May 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

U.S. Department of Justice (“DOJ”) Investigation

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. We cannot predict when this investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, or if our employee is convicted of FCPA violations, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who are pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss.

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

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We and the former stockholders of Thompson Center Holding Corporation recently entered into a settlement agreement under which approximately $1.2 million was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. Site remediation costs will be paid with monies released from the escrow account. We have estimated the total site remediation costs at $1.5 million and have established an accrual equal to that amount with $77,000 reported in accrued liabilities and the remainder in non-current liabilities. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote. In connection with our intended sale of this property as discussed in Note 14, however, we may have to increase the reserve, incur additional remediation costs, or take other actions required by the buyer.

We had reserves of $2.0 million and $608,000 as of January 31, 2012 and 2011, respectively, for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. As of January 31, 2012 and 2011, we had recorded $2.0 million and $577,000, respectively, of environmental reserve in non-current liabilities with the remaining balances recorded in accrued expenses. Based on the indeterminable time frame for remediation, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Deferred Compensation

Post-Retirement Pension Plan — We have a senior executive supplemental retirement plan for certain Thompson/Center Arms officers, which covered three former executives at January 31, 2012. Benefits under this plan are paid monthly (currently monthly benefit is $3,000 and is adjusted annually based on the percent change in the CPI for all Urban Consumers) for ten years following the retirement of an officer or director. This is an unfunded, non-qualified, and non-contributory plan under which we pay all future obligations. As of January 31, 2012, $393,000 has been accrued in the financial statements, based upon the present value of the estimated future obligation using a discount rate of 2.17% and the remaining months of commitment. Estimated future benefit payments by fiscal year are as follows: 2012 — $29,128; 2013 — $116,510; 2014 — $97,092; 2015 — $77,673; 2016 — $64,728; and thereafter — $25,891.

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.2 million as of January 31, 2012. We had restricted cash totaling $3.3 million as of January 31, 2012, of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

(18) Fair Value Measurements:

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2012 and April 30, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	September 30,	September 30,	September 30,	September 30,
	January 31,		April 30,
Description	2012	(Level 1)	2011	(Level 1)
Assets:
Cash equivalents and short-term deposits	$25,733	$25,733	$58,283	$58,283

Total assets	$25,733	$25,733	$58,283	$58,283

We purchase certain finished goods and component parts from a European supplier and pay for them in Euros. We routinely purchase foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates. Forward contracts provide full protection for us against the devaluation of the U.S. dollar to the euro. If the euro strengthens above the average rate, we will not pay more than the average rate. We have not elected to designate our derivative instruments as qualifying for hedge accounting treatment under ASC 815-20-25 and, accordingly, we record any gains and losses from these derivative contracts as an element of other income (expense) at each reporting period, based on the change in the estimated fair value of these contracts. We determine the fair values of the derivative financial instruments based on the exchange rates of the euro quoted in active markets. As of January 31, 2012, we had no forward contracts outstanding.

Other than those acquired in business combinations, long-lived tangible assets are recorded at cost and depreciated over their useful lives. Indefinite-lived intangible assets and goodwill acquired in business combinations are tested for impairment on an annual basis on February 1st and between annual tests if indicators of potential impairment exist. See Note 3—Discontinued Operations for details on impairment of long-lived assets related to our discontinued security solutions division for the three and nine months ended January 31, 2012.

The following table presents information about the effect of derivative instruments on our financial performance for the nine months ended January 31, 2012 and 2011 (in thousands):

	September 30,	September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2012	2011
Foreign Exchange Contracts (unrealized)	Other income/(expense)	$—	$619

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2012 and 2011

(19) Recent Accounting Pronouncements:

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. We do not expect these ASU’s to have a material impact on our consolidated financial statements.

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

The results of SWSS, our security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. See Note 3 — Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 30 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Third Quarter Fiscal 2012 Highlights

Net sales for the three months ended January 31, 2012 were $98.1 million, an increase of $18.9 million, or 23.8%, over net sales of $79.2 million for the three months ended January 31, 2011. Handgun sales increased as a result of new products introduced late in fiscal 2011 and an increase in production capacity to meet large consumer demand in this category. We have recently experienced significant consumer demand for handguns, including full size and concealed carry products. The primary reason for our increased modern sporting rifle sales was because of the strong sales of our opening price point rifle. Hunting product sales decreased from the prior year comparable quarter, primarily as a result of decreased black powder sales, constrained bolt action rifle sales as we satisfy the Thompson/Center Arms Venture rifle recall, and productivity and efficiency losses as we completed the move of our hunting operations to our Springfield, Massachusetts facility.

Gross profit as a percentage of net sales was 30.6% for the three months ended January 31, 2012 compared with 24.5% for the three months ended January 31, 2011. In the prior year comparable quarter, we implemented a strategic price repositioning for certain of our products that resulted in a short-term reduction in margin from price protection to distributors on inventory in stock at that time. There were no such transactions during the current year quarter. The increase in gross profit margin was also attributable to reduced promotional activity and reduced costs as a result of completing the relocation of our hunting operations from Rochester, New Hampshire to our Springfield, Massachusetts facility in November 2011.

Income from continuing operations for the three months ended January 31, 2012 was $5.4 million, or $0.08 per fully diluted share, compared with a loss from continuing operations of $2.7 million, or $0.05 per fully diluted share, for the three months ended January 31, 2011. Income for the current quarter was favorably impacted primarily by increased net sales and improved gross profit margin, reduced legal expenses related to our DOJ and SEC investigations, and reduced consulting fees from improving our customer acceptance process in our foreign markets in the prior year comparable quarter.

Net sales for the nine months ended January 31, 2012 were $282.2 million, an increase of $41.6 million, or 17.3%, over net sales of $240.6 million for the nine months ended January 31, 2011. The increase in handgun and modern sporting rifle product sales for the nine months ended January 31, 2012 resulted from the same factors noted above. Walther product sales for the nine months ended January 31, 2012 declined because of increased offerings from competitors at lower price points as well as a production hold on one of Walther’s higher volume products. The decline in hunting product sales from the prior year comparable period resulted from decreased black powder sales, constrained bolt action rifle sales, and the productivity and efficiency losses arising from the completed move of our hunting operations.

Gross profit as a percentage of net sales was 28.8% for the nine months ended January 31, 2012 compared with 30.5% for the nine months ended January 31, 2011. The decrease in gross profit margin was attributable to $2.1 million in warranty costs associated with the recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid 2009 and a $1.6 million increase in costs associated with the completed relocation of our hunting operations from Rochester, New Hampshire to our Springfield, Massachusetts facility as well as efficiency losses related to that relocation.

Income from continuing operations for the nine months ended January 31, 2012 was $8.6 million, or $0.13 per fully diluted share, compared with income from continuing operations of $3.7 million, or $0.06 per fully diluted share, for the nine months ended January 31, 2011. The increase resulted primarily from increased net sales and corresponding gross profit, reduced DOJ and SEC investigation costs, reduced consulting fees from improving our customer acceptance process in foreign markets in the prior year, and reduced promotional expenses. These reductions were offset by an increase in employee-related costs, interest on our Senior Notes, and increased costs associated with the completed relocation of our hunting operations.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Handguns	$56,973	$48,797	$8,176	16.8%
Walther	7,695	8,303	(608)	-7.3%
Modern Sporting Rifles	20,112	7,628	12,484	163.7%
Hunting Firearms	3,999	6,898	(2,899)	-42.0%
Parts & Accessories	4,036	3,519	517	14.7%

Total Firearms	92,815	75,145	17,670	23.5%
Other Non-Firearms	5,310	4,093	1,217	29.7%

Total Net Sales	$98,125	$79,238	$18,887	23.8%

Net sales for the three-month period ended January 31, 2012 increased 23.8% over the comparable quarter last year because we were able to address increased consumer demand with increases in production capacity, particularly for handgun products, which saw a sales increase of $8.2 million over the comparable quarter last year, most noticeably on pistol product sales. Net sales of modern sporting rifles increased $12.5 million over the comparable quarter last year primarily because of strong demand for a model that hits attractive price points. Hunting product net sales were down from the comparable quarter last year primarily due to a decline in black powder sales, constrained bolt action rifle sales as we serviced the Thompson/Center Arms Venture rifle recall, and productivity and efficiency losses as we completed the move of our hunting operations to our Springfield, Massachusetts facility.

The order backlog as of January 31, 2012 was $198.5 million, or $124.7 million higher than at the end of the comparable quarter last year, primarily as a result of backlog generated by increased orders for handguns and modern sporting rifles.

Net sales into our sporting goods distribution channel were approximately $86.8 million for the three months ended January 31, 2012, an increase of 26.1% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales. Net sales into our professional channels were $10.4 million, an increase of 6.0% over the comparable quarter last year. Law enforcement channel net sales were higher, in part, because of increased shipments of our polymer pistol products to such state agencies as the Massachusetts and Vermont state police as well as an increase in handcuffs shipments to the California state police. International sales declined due to variable timing as the result of our focus on fewer, but larger, international customers.

The following table sets forth certain information relating to net sales for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Handguns	$164,112	$136,912	$27,200	19.9%
Walther	21,197	23,889	(2,692)	-11.3%
Modern Sporting Rifles	49,366	23,690	25,676	108.4%
Hunting Firearms	18,645	30,122	(11,477)	-38.1%
Parts & Accessories	14,511	13,217	1,294	9.8%

Total Firearms	267,831	227,830	40,001	17.6%
Other Non-Firearms	14,323	12,736	1,587	12.5%

Total Net Sales	$282,154	$240,566	$41,588	17.3%

Net sales for the nine-month period ended January 31, 2012 increased 17.3% over the comparable period last year because of the strength of orders for handgun and modern sporting rifle products supported by increased production capacity as noted above. Walther product net sales decreased 11.3% as a result of increased offerings in small frame and concealed carry products from competitors at lower price points, as well as a production hold on one of Walther’s higher volume products. Net sales of hunting products were lower than in the prior year comparable period as a result of lower orders for black powder products, constrained bolt action rifle sales as we serviced the Thompson/Center Arms Venture rifle recall, and move-related productivity and efficiency losses as we completed the move of our hunting operations to our Springfield, Massachusetts facility.

Net sales into our sporting goods distribution channel were approximately $246.2 million for the nine months ended January 31, 2012, an increase of 20.0% over the comparable period last year, which was primarily the result of increased pistol and modern sporting rifle sales. Net sales into our professional channels were $34.2 million, which were flat from the comparable period last year. Law enforcement and federal government channel net sales were slightly above the prior year period, and international net sales were slightly below the prior year period.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Cost of sales	$68,121	$59,847	$8,274	13.8%
% of net sales	69.4%	75.5%
Gross profit	$30,004	$19,391	$10,613	54.7%
% of net sales	30.6%	24.5%

Gross profit for the three months ended January 31, 2012 increased from the comparable quarter last year primarily as a result of increased net sales and the corresponding impact of improved absorption. The increase in gross profit percentage can also be attributed to additional spending associated with our strategic price repositioning activities as well as an additional $4.0 million of promotional costs we incurred in the prior year comparable quarter to stimulate sales. We also experienced a reduction in plant consolidation costs of $438,000 as a result of completing our hunting operations move to our Springfield, Massachusetts facility.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Cost of sales	$201,028	$167,118	$33,910	20.3%
% of net sales	71.2%	69.5%
Gross profit	$81,126	$73,448	$7,678	10.5%
% of net sales	28.8%	30.5%

Gross profit for the nine months ended January 31, 2012 increased from the comparable period last year primarily as a result of increased net sales and the corresponding impact of improved absorption. Gross profit as a percentage of net sales was negatively impacted by $2.1 million of warranty costs associated with the recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid 2009; $2.4 million of costs and reduced productivity and efficiency losses in our hunting products as we completed the move of our hunting operations to our Springfield, Massachusetts facility; and $753,000 of increased consulting services for procurement cost savings initiatives during the period. We also experienced $1.7 million of increased depreciation expense from higher capital spending in fiscal 2011 as well as $3.3 million of increased employee and maintenance costs primarily because of the completed hunting operations move.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Research and development	$992	$1,207	$(215)	-17.8%
Selling and marketing	8,062	8,921	(859)	-9.6%
General and administrative	10,666	11,203	(537)	-4.8%

Total operating expenses	$19,720	$21,331	$(1,611)	-7.6%
% of net sales	20.1%	26.9%

Operating expenses decreased $1.6 million from the comparable quarter last year because of $2.4 million of reduced professional and consulting fees on the DOJ and SEC matters and from related improvements made to our customer acceptance process in foreign markets during the prior year comparable quarter. We also experienced reduced legal expenses because of the International Trade Commission action filed against several of our black powder competitors in fiscal 2011 and reduced consulting expenses for our internal audit activities. These reductions were partially offset by $790,000 of increased incentive accruals; $1.6 million of additional profit sharing expense; and $614,000 of additional stock-based compensation expense primarily related to options granted to our President and Chief Executive Officer. Operating expenses as a percentage of net sales for the three months ended January 31, 2012 also decreased from the prior year comparable quarter as a result of the reduction in professional fees mentioned above and our cost-cutting initiatives implemented during the current fiscal year.

In connection with the completed move of our hunting operations, we completed the sale of our foundry business in January 2012 for a purchase price of $900,000. We incurred a $241,000 loss on the sale of this business, which was calculated as the net assets sold in excess of the purchase price, which is included in our general and administrative expenses for the three months ended January 31, 2012. The business sold was not included in discontinued operations because the operations were not material to our overall consolidated financial statements.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Research and development	$3,571	$3,099	$472	15.2%
Selling and marketing	24,823	26,206	(1,383)	-5.3%
General and administrative	33,483	34,344	(861)	-2.5%

Total operating expenses	$61,877	$63,649	$(1,772)	-2.8%
% of net sales	21.9%	26.5%

Operating expenses for the nine months ended January 31, 2012 decreased $1.8 million from the prior year comparable period as a result of $5.2 million of reduced professional and consulting fees on the DOJ and SEC matters and from related improvements made to our customer acceptance process in foreign markets during the prior year comparable period, as well as cost-cutting initiatives noted above. Bad debt recoveries on previously reserved for accounts contributed to a $592,000 reduction in bad debt expense. Trade show and travel expense declined because of multiple international shows in the comparable period last year. Because of our backlog position, we were able to reduce our advertising and promotional expenses from the prior year comparable period. These reduced expenses were offset by $4.8 million of increased employee-related costs because of $1.8 million in increased incentive accruals; profit sharing of $1.2 million; $988,000 of severance benefits for our former President and Chief Executive Officer; and $820,000 of additional stock-based compensation expense from the prior year comparable period primarily related to options granted to our President and Chief Executive Officer. Research and development costs increased $472,000 over the prior year comparable period because of additional headcount; increased incentive accruals; costs during the completed hunting product transition to our Springfield facility; as well as certain employee costs previously recorded in cost of sales that were re-evaluated as research and development costs related to our hunting products.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Operating income from continuing operations	$10,284	$(1,940)	$12,224	630.1%
% of net sales	10.5%	-2.4%

The increase in operating income from continuing operations for the three months ended January 31, 2012 compared with the prior year comparable quarter resulted primarily from increased net sales and corresponding gross profit. We also experienced $2.4 million of reduced professional and consulting fees on the DOJ and SEC matters and from related improvements made to our customer acceptance process in foreign markets during the prior year comparable quarter, reduced promotional activity, and reduced costs by completing the move of our hunting products from New Hampshire to Massachusetts.

The following table sets forth certain information regarding operating income from continuing operations for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Operating income from continuing operations	$19,249	$9,799	$9,450	96.4%
% of net sales	6.8%	4.1%

The increase in operating income from continuing operations for the nine months ended January 31, 2012 compared with the prior year comparable period resulted primarily from increased net sales and corresponding gross profit combined with $5.2 million of reduced professional and consulting fees on the DOJ and SEC matters and from related improvements made to our customer acceptance process in foreign markets during the prior year comparable period.

Other Income/(Expense)

The following table sets forth certain information regarding other income/(expense) for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Other income/(expense)	$8	$(463)	$471	101.7%

Other income for the three-month period ended January 31, 2011 included a $497,000 unrealized loss on foreign currency hedges. No such adjustments or gains occurred during the current three-month period.

The following table sets forth certain information regarding other income for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Other income	$62	$692	$(630)	-91.0%

Other income for the nine-month period ended January 31, 2011 included $619,000 of unrealized gains on foreign currency hedges. No such adjustments or gains occurred during the current nine-month period.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Interest expense	$1,629	$1,453	$176	12.1%

Interest expense increased for the three months ended January 31, 2012 from the comparable quarter last year because of increased interest expense related to the Senior Notes, which bear interest at a rate of 9.5% per annum compared to our former Convertible Notes, which bore interest at a rate of 4% per annum. In December 2011, we were required to repurchase $29.7 million of Convertible Notes and we redeemed the remaining $334,000 of the Convertible Notes in January 2012.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Interest expense	$6,044	$3,659	$2,385	65.2%

Interest expense increased for the nine months ended January 31, 2012 from the comparable period last year because of increased interest expense related to the Senior Notes and $563,000 of increased amortization of debt issuance costs that we wrote off in connection with reducing our line of credit in October 2011.

Income Taxes

The following table sets forth certain information regarding income tax expense/(benefit) for the three months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Income tax expense/(benefit)	$3,664	$(852)	$4,516	530.0%

Income tax expense increased as a result of the increase in operating profit.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Income tax expense	$5,845	$3,994	$1,851	46.3%

Income tax expense increased as a result of the increase in operating profit. The effective tax rates for the nine months ended January 31, 2012 and 2011 were 40.59% and 47.68%, respectively. The effective tax rate for the nine-month period ended January 31, 2011 excluded the adjustment related to impairment of long-lived assets and a $3.1 million valuation adjustment related to the contingent consideration recorded in connection with our acquisition of SWSS as a discrete item. See Discontinued Operations below for more details. We expect that the effective tax rate will remain stable throughout the rest of the fiscal year.

Net Income/(Loss) from Continuing Operations

The following table sets forth certain information regarding net income/(loss) from continuing operations and the related per share data for the three months ended January 31, 2012 and 2011 (dollars in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Net income/(loss) from continuing operations	$5,393	$(2,715)	$8,108	298.6%
Net income/(loss) per share from continuing operations
Basic	$0.08	$(0.05)	$0.13	260.0%
Diluted	$0.08	$(0.05)	$0.13	260.0%

Net income/(loss) from continuing operations for the three months ended January 31, 2012 increased primarily because of increased sales volumes and corresponding gross profit. We also experienced significantly less professional and consulting fees as noted above.

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the nine months ended January 31, 2012 and 2011 (dollars in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Net income from continuing operations	$8,618	$3,687	$4,931	133.7%
Net income per share from continuing operations
Basic	$0.13	$0.06	$0.07	116.7%
Diluted	$0.13	$0.06	$0.07	116.7%

Net income from continuing operations for the nine months ended January 31, 2012 increased because of the same items noted above during the three-month period.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division (dollars in thousands, except per share data):

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended:		For the Nine Months Ended:
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net sales from discontinued operations	$8,432	$10,099	$21,879	$39,976
Loss before income taxes	$(1,600)	$(53,908)	$(8,306)	$(93,143)
Net loss from discontinued operations	$(955)	$(50,121)	$(4,980)	$(87,596)
Net loss per share from discontinued operations
Basic	$(0.01)	$(0.83)	$(0.08)	$(1.46)
Diluted	$(0.01)	$(0.83)	$(0.08)	$(1.39)

Net sales from discontinued operations for the three and nine months ended January 31, 2012 decreased 61.5% and 74.7%, respectively, from the three and nine months ended January 31, 2011, respectively. The reduction in security solutions net sales resulted primarily from reduced or delayed demand because of federal budget constraints. The net loss from discontinued operations was significantly lower for the three and nine months ended January 31, 2012 due to the inclusion of a $51.0 million and $90.5 million impairment charge related to goodwill and intangible assets that was recorded during the three and nine months ended January 31, 2011, respectively. In addition, the nine months ended January 31, 2011 included $3.1 million of income associated with a reduction in contingent consideration for shares held for issuance to former stockholders in connection with our acquisition of SWSS. Excluding the impairment charge and the income from the valuation of contingent consideration, the adjusted loss for the three and nine months ended January 31, 2011 would have been $1.5 million and $3.0 million, respectively. The loss from discontinued operations was $563,000 lower for the three months ended January 31, 2012 because of reduced operating expenses from cost-cutting initiatives and a reduction in payroll and benefit costs resulting from lower headcount. The loss from discontinued operations was $2.0 million higher for the nine months ended January 31, 2012 than the adjusted loss in the prior comparable period because of the significant reduction in sales and the related impact on gross margin along with additional severance costs associated with the divestiture. These impacts on loss from discontinued operations were partially offset by reduced operating expenses due to cost-cutting initiatives and a reduction in payroll from lower headcount.

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

The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2012 and 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	2012	2011	$ Change	% Change
Operating activities	$8,258	$178	$8,080	4539.3%
Investing activities	(10,156)	(7,291)	(2,865)	39.3%
Financing activities	(30,649)	(148)	(30,501)	20608.8%

Total	$(32,547)	$(7,261)	$(25,286)	348.2%

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

In the nine months ended January 31, 2012, we generated $8.3 million in cash from operating activities, an increase of $8.1 million from the amount generated in the first nine months of fiscal 2011. Included in cash from operating activities was $869,000 of cash provided by and $2.1 million of cash used by discontinued operations during the nine months ended January 31, 2012 and 2011, respectively. The $13.7 million reduction in accounts payable during the nine months ended January 31, 2012 was significantly larger than the $8.1 million reduction in the prior year comparable period because of the high level of capital spending present in the end of fiscal 2011 payables balances. In addition, due to the timing of federal excise tax return due dates, which included four payments during the nine months ended January 31, 2012 versus three payments during the nine months ended January 31, 2011, the change in cash related to accrued taxes other than income declined by $8.5 million for the current period. Offsetting these reductions, during the nine months ended January 31, 2012, in spite of increased sales, accounts receivable declined $17.8 million versus an $11.3 million decline in the prior comparable period driven by a reduction in security solutions sales and increased collection efforts. Discontinued operations had a $2.3 million impact on the reduction in accounts receivable.

Investing Activities

Cash used for investing activities increased by $2.9 million for the nine months ended January 31, 2012 over the comparable period in fiscal 2011 and was attributed to increased capital spending during the period of $3.8 million, offset by $500,000 of proceeds received for the sale of our foundry business. Cash used for investing activities by discontinued operations was $487,000 and $544,000 for the nine months ended January 31, 2012 and 2011, respectively. We currently expect to spend $18.0 million to $20.0 million, including $3.4 million related to the capital lease described below, on capital expenditures in fiscal 2012, an increase of $2.0 million to $4.0 million, respectively, over the $16.0 million spent in fiscal 2011, which is net of the $4.4 million economic incentive tax credit (“ITC”), as discussed below. Major capital expenditures in fiscal 2012 relate to increasing capacity for existing products; moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts; improving production efficiencies; tooling for new product offerings; and various projects designed to upgrade manufacturing technology.

On October 28, 2011, we entered into a non-cash capital lease agreement totaling $3.5 million. The proceeds from the lease were used to finance the acquisition of machinery and equipment to increase production capacity. Borrowings under the lease have an effective interest rate of 5.76% and are payable in 60 monthly installments through fiscal 2017.

The following sets forth the future minimum lease payments as of January 31, 2012 (in thousands):

September 30,
Capital Lease Obligation (Unaudited)
2012	$148
2013	596
2014	596
2015	596
2016	596
Thereafter	1,494

Total future minimum lease payments	4,026
Less amounts representing interest	(645)
Present value of minimum lease payments	3,381
Less current maturities of capital lease	(412)

Long-term maturities of capital lease	$2,969

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

Financing Activities

Cash used by financing activities was $30.6 million for the nine months ended January 31, 2012. This usage was primarily related to repayment of $30.0 million of Convertible Notes in December 2011 and January 2012, as noted below, and debt issue costs paid in the period relating to the debt exchanges transacted in late fiscal 2011. We had no short-term bank borrowings at January 31, 2012 or 2011.

On December 15, 2006, we issued an aggregate of $80.0 million of Convertible Notes maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. As noted below, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes. On December 15, 2011, holders of Convertible Notes required us to repurchase $29.7 million of Convertible Notes and on January 21, 2012, we redeemed the remaining $334,000 of the Convertible Notes utilizing cash on hand.

On January 14, 2011, we issued an aggregate of $23.1 million of Senior Notes to two investors in exchange for $23.1 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and the Senior Notes Indenture. On February 10, 2011 and March 3, 2011, we issued an aggregate of $16.8 million and $10.1 million, respectively, of Senior Notes to additional investors in exchange for $16.8 million and $10.1 million, respectively, of Convertible Notes pursuant to the terms and conditions of additional exchange agreements and the Senior Notes Indenture. As a result, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes.

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

Summary

As of January 31, 2012, we had $25.7 million in cash and cash equivalents on hand, including restricted cash of $3.3 million. We had a $60.0 million revolving line of credit with TD Bank, upon which we had no borrowings as of January 31, 2012. During the three months ended January 31, 2012, we repurchased all $30.0 million of Convertible Notes with cash on hand. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2012. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 19 to our consolidated financial statements commencing on page 24 of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending January 31, 2012, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. During the three months ended January 31, 2011, we experienced a net gain of $220,000 on foreign exchange transactions that were executed during the period. During the nine months ended January 31, 2011, we experienced a net gain of $7,000 on foreign exchange transactions that were executed during the period. As of January 31, 2012, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 17 to our consolidated financial statements commencing on page 18 of this report, which is incorporated herein by reference.

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

Dated: March 8, 2012

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