Form 10-K
period 2012-04-30
SMITH & WESSON HOLDING CORP
filed 2012-06-28
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, Par Value $.001 per Share Preferred Stock Purchase Rights	Nasdaq Global Select Market Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant (62,695,279 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $184,951,073. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 27, 2012, there were outstanding 65,332,097 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2012

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2013 and thereafter; estimated warranty costs related to the Thompson/Center Arms VentureTM rifle recall; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, and an active participant in the hunting rifle market. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center brand, and the Walther brand.

We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We plan to continue to offer products that leverage the 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

Our objective is to be the leading firearms manufacturer. Key elements of our strategy to achieve this objective are as follows:

•	introducing innovative new products;

•	enhancing current products to expand our presence in existing markets;

•	enhancing our manufacturing productivity, flexibility, and capacity;

•	capitalizing on our brand name;

•	increasing customer satisfaction and building customer loyalty; and

•	pursuing strategic relationships.

We estimate that the domestic non-military firearm market is approximately $1.5 billion for handguns, $632 million for hunting firearms, and $489 million for modern sporting rifles, with our market share being approximately 18%, 5%, and 15%, respectively. According to 2010 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 11% from 2005 through 2010.

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

We have had a strategic relationship with Carl Walther GmbH since April 1998.We have held the production rights for the popular Walther PPK and PPK/S pistols in the United States, which we manufacture at our Houlton, Maine facility, since June 2002 under an agreement with a term through the end of fiscal 2015. We entered into an agreement with Carl Walther GmbH to become the exclusive U.S. importer and distributor of Walther firearms in February 2004, which is scheduled to expire at the end of fiscal 2013. We have reached an understanding with Walther that the distribution agreement with Walther will not be extended upon its expiration. In addition, our understanding contemplates that we will continue to produce the PPK and PPK/S pistols for Walther under the existing production rights agreement and Walther will continue to manufacture our M&P22 pistol.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively, “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (now Thompson/Center Arms Company, LLC) (“TCA”), which is a brand name recognized by hunting enthusiasts and which holds a leading position in the black powder segment of the long-gun market. In addition, TCA possesses expertise in long-gun barrel manufacturing, which is important to our manufacture of long guns. TCA entered the bolt-action rifle market in June 2007 by launching internally developed new products with key differentiating features and benefits, such as certified accuracy, integral sight bases, and a three position safety.

On December 8, 2010, we implemented a restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. We completed this restructuring plan in November 2011. In connection with our plant consolidation, we completed the sale of K.W. Thompson Tool Company, Inc. (“K.W. Thompson”), a company that included our foundry operations and which was a subsidiary of Thompson/Center Arms on January 2, 2012. In addition, on March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire. The purchase and sale agreement is subject to customary closing conditions and environmental regulatory clearances and is scheduled to close in the third quarter of fiscal 2013.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (since renamed Smith & Wesson Security Solutions, Inc. and referred to herein as “SWSS”). SWSS provides a broad spectrum of perimeter security solutions, including bollards and wedge barriers, reduced-risk barriers, mobile barriers, canopies and guard booths, signs and signals, intrusion detection systems, vehicle inspection systems, fencing, and gates. SWSS sells these products as part of a comprehensive solution that it integrates, installs, and maintains for its customers throughout the United States and Europe. Based on a combination of factors occurring since the acquisition, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, on October 5, 2011, we committed to a plan to divest SWSS. Our discontinued security solutions business provides turnkey perimeter security solutions to protect and control access to key military, government, and corporate facilities. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. Reference is made to Note 3 to our consolidated financial statements for a discussion of discontinued operations. Prior to the decision to divest the business, we had reported this business as a separate division under the heading of security solutions.

Unless otherwise indicated, amounts reported throughout this Form 10-K represent continuing operations.

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

Strategy

Our objective is to be the leading firearms manufacturer. Key elements of our strategy to achieve this objective are as follows:

Introduce New Products

We continually seek to introduce new products to increase our current market share. During the last two fiscal years, we have introduced numerous new handgun and long-gun models, including our popular M&P ShieldTM, Governor, M&P 15 Sport, and Dimension firearms. We plan to continue to introduce new firearm products in fiscal 2013.

Enhance Current Products to Expand Presence in Existing Markets

We plan to continue to expand our penetration and market share in the markets we serve, especially in the polymer handgun market as represented by our M&P brand. Historically, the largest portion of our business resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms and the introduction of our modern sporting rifles, we have expanded our business into multiple segments of the long-gun market.

Enhance Manufacturing Productivity, Flexibility, Capacity, and Outsourcing

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, enhanced product quality, and expanded outsourcing. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet customer demand for our most popular products.

Capitalize on Brand Name

We plan to capitalize on our Smith & Wesson brand name. We believe our brand name will enable us to introduce new products and services that we do not currently offer and to generate revenue from third parties that believe licensing our brand name will facilitate the sale of their products or services. Customer feedback has shown that the Thompson/Center brand name has a high recognition value among hunters and the M&P brand is developing recognition as a high-quality professional brand.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer training and support.

Pursue Strategic Relationships

We intend to develop and expand strategic relationships to enhance our ability to offer new products and penetrate new markets.

Products and Services

Firearms

General

Our firearm products combine our legacy of 160 years of American know-how with modern technological advances. We strive to leverage our tradition of reliability and innovation in materials, performance, and engineering to produce feature-rich, durable, reliable, accurate, safe, and high-performing firearms that satisfy the needs of our broad range of customers.

Our introduction of new firearm products is designed to enhance our competitive position and broaden our participation in the overall firearm market. In fiscal 2012, we introduced multiple new handgun and modern sporting rifle models, and one new bolt action rifle platform.

Included in our handgun introductions for fiscal 2012 was the M&P Shield, a powerful, slim, lightweight, concealable, polymer pistol chambered in 9mm and .40 S&W. The M&P Shield incorporates many of the professional-grade features of our full-size M&P pistols: striker-fired action for smooth, consistent trigger pull, patented take down lever and sear deactivation, and our optimized 18 degree grip angle for natural point of aim and rapid target acquisition. This product is specifically designed to deliver outstanding comfort, accuracy and performance in a carry or concealed carry platform.

Our rifle introductions included the addition of the M&P15 300 Whisper® to our line of modern sporting rifles. Chambered in .300 Whisper (but which will also safely fire .300 AAC Blackout), this rifle is an effective-short range round (approximately 200 yards), and has very low recoil and muzzle blast. With a barrel threaded to 5/8-24, this rifle is designed to operate with or without a sound suppressor. This caliber is also available in an upper, so current M&P15 owners can simply change their uppers out to have access to this new caliber.

In fiscal 2011, we introduced multiple new handgun and modern sporting rifle models. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in that market serving both law enforcement agencies and the sporting goods market. The launch of our M&P branded modern sporting rifle lines in January 2006 enabled us to capture what we estimate to be approximately 15% of the modern sporting rifle market. The addition of our Thompson/Center brand integrated hunting firearms and interchangeable firearm systems into our product portfolio and added long-gun barrel manufacturing capabilities for our modern sporting rifles. We currently participate in three categories of the long-gun market and both core categories of the handgun market.

The sale of firearms accounted for $393.7 million in net sales, or 95.6% of our net sales, for the fiscal year ended April 30, 2012, $324.7 million in net sales, or 94.9% of our net sales, for the fiscal year ended April 30, 2011, and $339.3 million in net sales, or 94.8% of our net sales, for the fiscal year ended April 30, 2010. With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson, M&P, and Thompson/Center brands.

Our business is seasonal as we generally have higher sales in the early spring months with industry events and distributor shows heavily scheduled during that time.

Handguns

We currently manufacture an extensive variety of handgun models that include revolvers and pistols. A revolver is a handgun with a cylinder that holds the ammunition in a series of rotating chambers that are successively aligned with the barrel of the firearm during each firing cycle. There are two general types of revolvers: single-action and double-action. To fire a single-action revolver, the hammer is pulled back to cock the firearm and align the cylinder before the trigger is pulled. To fire a double-action revolver, a single trigger pull advances the cylinder as it cocks and releases the hammer. A pistol is a handgun in which the ammunition chamber is an integral part of the barrel and which is fed ammunition from a magazine contained in the grip. The firing cycle ejects the spent casings and loads a new round into the chamber.

We have long been known as an innovator and a leader in the revolver market. We market a wide range of sizes from small-frame, concealed-carry revolvers used primarily for personal protection, to large-frame revolvers used primarily for long-range hunting applications. Our extra large frame revolvers are designed to address the handgun-hunting and sport-shooting markets.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 160 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and personal markets.

Our full size and compact M&P pistol products are engineered with input from more than a dozen law enforcement agencies and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as to contain features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless steel chassis, and a through-hardened and black melonited stainless steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

Our Smith & Wesson Performance Center® has been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer a number of catalog variations in order to enhance product availability.

Our “Classics” department makes it possible to own historic firearms that are manufactured today but modeled after original favorites, such as the Model 29, the firearm made famous by the movie character Dirty Harry. These firearms are newly crafted with designs that take advantage of some of the most famous and collectible guns that we have ever made. Our Classics department also makes commemorative firearms and employs master engravers to craft one-of-a-kind custom firearms. These custom-made applications reflect the skill and vision of the master engraver and the artistic expression of the owner. We offer a number of catalog variations of Classics and engraved Classics to our customers.

Our Smith & Wesson handgun sales accounted for $238.4 million in net sales, or 57.9% of our net sales, for the fiscal year ended April 30, 2012, $190.7 million in net sales, or 55.7% of our net sales, for the fiscal year ended April 30, 2011, and $180.4 million in net sales, or 50.4% of our net sales, for the fiscal year ended April 30, 2010.

Walther

We are the exclusive U.S. importer and distributor of Walther firearms through the end of fiscal 2013 and hold the production rights for certain Walther handguns in the United States through the end of fiscal 2015. We import Walther firearms from Germany and distribute them in the United States through a strategic alliance with Carl Walther GmbH. We manufacture the Walther PPK models at our Houlton, Maine facility.

Walther sales accounted for $32.3 million in net sales, or 7.8% of our net sales, for the fiscal year ended April 30, 2012, $38.0 million in net sales, or 11.1% of our net sales, for the fiscal year ended April 30, 2011, and $43.6 million in net sales, or 12.2% of our net sales, for the fiscal year ended April 30, 2010.

Modern Sporting Rifles

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These rifles are also popular as sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers. We have a broad product portfolio of modern sporting rifles, which includes a lower price-point, sport model, a .22 caliber model, and a fully automatic model designed for the exclusive use of military and law enforcement agencies throughout the world.

The sale of modern sporting rifles accounted for $75.1 million in net sales, or 18.2% of our net sales, for the fiscal year ended April 30, 2012, $38.7 million in net sales, or 11.3% of our net sales, for the fiscal year ended April 30, 2011, and $61.8 million in net sales, or 17.3% of our net sales, for the fiscal year ended April 30, 2010.

Hunting Firearms

We manufacture three lines of bolt-action rifles under our Thompson/Center brand consisting of several models in each line. Our hunting rifles are offered in 16 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

During fiscal 2012, we introduced the Dimension bolt action rifle platform, an innovative design that allows one rifle to shoot multiple calibers with the switch of a few components. Dimension leverages TCA’s heritage of interchangeable barrel leadership with a multi-caliber platform. In addition to rifle sales, Dimension offers an aftermarket potential for barrels, bolts, and other accessories, something our competitors do not currently offer dealers.

Under our Thompson/Center brand, we also offer seven high-quality models of American-made single shot “black powder,” or “muzzle loader,” firearms. Black powder firearms are weapons in which the ammunition is loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

We offer eight models of interchangeable, single shot firearm systems that deliver numerous gun, barrel, caliber configurations, and finishes. These systems can be configured as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

The sale of hunting firearms accounted for $27.3 million in net sales, or 6.6% of our net sales, for the fiscal year ended April 30, 2012, $38.5 million in net sales, or 11.3% of our net sales, for the fiscal year ended April 30, 2011, and $34.6 million in net sales, or 9.7% of our net sales, for the fiscal year ended April 30, 2010.

Parts and Accessories

We sell parts and accessories to support our firearm business. The sale of these products accounted for $20.5 million in net sales, or 5.0% of our net sales, for the fiscal year ended April 30, 2012, $18.9 million in net sales, or 5.5% of our net sales, for the fiscal year ended April 30, 2011, and $18.9 million in net sales, or 5.3% of our net sales, for the fiscal year ended April 30, 2010.

Non-Firearms

Our sales of non-firearms accounted for $18.3 million in net sales, or 4.4% of our net sales, for the fiscal year ended April 30, 2012, $17.5 million in net sales, or 5.1% of our net sales, for the fiscal year ended April 30, 2011, and $18.6 million in net sales, or 5.2% of our net sales, for the fiscal year ended April 30, 2010. Our non-firearms include the following:

Handcuffs

We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Our patented Lever Lock cuffs offer a new, double-locking system for added security and comfort, with no extra tools or keys. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications.

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

Licensing

Several of our registered trademarks, including the “S&W®” logo, the script “Smith & Wesson®”, the “M&P” logo, and the script “Thompson/Center”, are well known and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in connection with their products and services provides us with an opportunity that is not available to many other companies in our industry.

Products of our licensees are distributed throughout the world. As of April 30, 2012, we licensed our trademarks to 14 different companies that market and sell products complementing our products. In fiscal 2012, we signed an agreement with one new licensee and ended our relationship with seven licensees.

Marketing, Sales, and Distribution

General

We employ direct sales people who service commercial, law enforcement, federal, and military distributors, retailers, and dealers. We also sell firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies. In addition, we utilize manufacturers’ representatives to sell our hunting products to commercial distributors, retailers, and dealers. Our top five commercial distributors accounted for a total of 37.9% and 33.0%, respectively, of our net sales for the fiscal years ended April 30, 2012 and 2011.

We market our firearm products primarily through distributors, independent dealers, large retailers, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include conventional campaigns, social and electronic media, as well as in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in more than 240 outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. Through these print, television, and radio media, we achieved over 1.3 billion consumer impressions (inclusive of Smith & Wesson and TCA) in fiscal 2012.

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

For the fiscal years ended April 30, 2012, 2011, and 2010, advertising and promotion expenses amounted to $14.7 million, $15.1 million, and $13.9 million, respectively, excluding the cost of rebates and promotions reflected in gross margin.

We sell our products worldwide. International sales accounted for 4%, 5%, and 8% of our net sales for the fiscal years ended April 30, 2012, 2011, and 2010, respectively. We had no international assets for the fiscal years ended April 30, 2012, 2011, or 2010.

E-Marketing

We utilize our www.smith-wesson.com, www.waltheramerica.com, and www.tcarms.com websites to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We are exploring ways to enhance our ability to utilize e-marketing, including social and digital marketing, to provide additional products and services to our customers.

Retail

We operate an online retail store from which we sell Smith & Wesson, M&P, Walther, and TCA firearms, accessories, branded products, apparel, and related shooting supplies.

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

Manufacturing

We have two manufacturing facilities for our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts and a 38,000 square-foot facility located in Houlton, Maine. We conduct our handgun, modern sporting rifle, and hunting rifle manufacturing and most of our specialty service activities at our Springfield, Massachusetts facility; we utilize our Houlton, Maine facility for the production of handguns and Walther firearms, handcuffs, and other restraint devices. Our Springfield and Houlton facilities are ISO 9001 certified.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every Smith & Wesson-branded firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield, Massachusetts and our Houlton, Maine facilities are currently operating on a four shift, 168 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

We believe we have a strong track record of manufacturing high-quality products. From time to time, we have experienced some manufacturing issues with respect to some of our handguns and have initiated product recalls. Our most recent recall occurred in November 2011 with respect to our Thompson/Center Arms VentureTM rifles manufactured at our Springfield, Massachusetts and our closed Rochester, New Hampshire facilities. In May 2009, we also issued a recall with respect to our Model 22A pistols manufactured at our Houlton, Maine facility. In February 2009, we issued a recall with respect to our Walther PPK/S pistols manufactured at our Houlton, Maine facility. The aggregate cost of these recalls was $3.3 million.

Suppliers

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, slide, barrels, and rifle stocks, from third parties. Most of our major suppliers are U.S.-based and provide materials, such as raw steel, cutting tools, polymer components, and metal-injected-molded components. The costs of these materials are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing our products. We have alternative sources for these raw materials.

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing products and develop new products. In fiscal 2012, 2011, and 2010, our gross spending on research activities relating to the development of new products was $4.5 million, $4.4 million, and $4.2 million, respectively. As of April 30, 2012, we had 36 employees engaged in ongoing research and development activities as part of their responsibilities.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and the importance of protecting our intellectual property. Accordingly, we own numerous patents related to our firearms. We apply for patents and trademarks whenever we develop new products or processes deemed commercially viable. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand name, trademarks and copyrights also are important to our business. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON® trademark and our S&W monogram, registered in 1913-1914, and the derivatives thereof, as well as the M&P and Thompson Center trademarks are known and recognized by the public worldwide and are important to our business.

We intend to vigorously pursue and challenge violations of our patents, trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do, while the majority of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, and an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors.

Our primary competitors are Ruger and Taurus in the revolver market and Beretta, Glock, Heckler & Koch, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Bushmaster, Rock River, Stag Arms, and DPMS in the modern sporting rifle market; and Browning, Marlin, Remington, Ruger, Savage, Weatherby, CVA, Traditions, and Winchester in the hunting rifle market.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 95% of our handcuffs and restraints in the United States.

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

During fiscal 2012, 6.9% of our sales were to state and local law enforcement agencies and the federal government, 4.0% to international, and the remaining 89.1% were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

We grant payment terms to most customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs.

Governmental Regulations

We are regulated by the ATF, which licenses the manufacture and sale of firearms. The ATF conducts periodic audits of our firearm facilities. The U.S. Department of State oversees the export of firearms, and we must obtain an export permit for all international shipments.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main facility in Springfield, Massachusetts. We spent $273,000 in fiscal 2012 on environmental compliance, consisting of $46,000 for disposal fees and containers, $30,000 for remediation, $151,000 for DEP analysis and fees, and $43,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

In the normal course of our business, we may become involved in various proceedings relating to environmental matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant and soil contamination at our closed Rochester, New Hampshire facility that we are investigating, monitoring, or remediating, as appropriate.

We have provided reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2012, we had a reserve of $2.1 million for environmental matters that is recorded on an undiscounted basis. Environmental liabilities are considered probable based upon specific facts and circumstances, including currently available environmental studies, existing technology, enacted laws and regulations, experience in remediation efforts, direction or approval from regulatory agencies, our status as a potentially responsible party (“PRP”), and the ability of other PRPs, if any, or contractually liable parties to pay the allocated portion of any environmental obligations. We believe that we have adequately provided for the reasonable estimable costs of known environmental obligations. However, the reserves will be periodically reviewed and increases or decreases to these reserves may occur due to the specific facts and circumstances previously noted.

We do not expect the liability with respect to such investigation and remediation activities will have a material adverse effect on our liquidity or financial condition. However, we cannot be sure we have identified all existing environmental issues related to our properties or our operations will not cause environmental conditions in the future. As a result, we could incur additional material costs to address the cleanup of the environmental conditions.

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. In November 2010, we and the former stockholders of Thompson Center Holding Corporation entered into a settlement agreement under which $1.2 million was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. On March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. We have estimated the total site remediation costs at $1.5 million and have established an accrual equal to that amount offsetting assets held for sale on our consolidated balance sheet. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

Employees

As of May 31, 2012, we had 1,346 full-time employees. Of our employees, 1,126 are engaged in manufacturing, 70 in sales and marketing, 38 in finance and accounting, 37 in research and development, 23 in information services, and 52 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 28.6% have 10 or more years of service with our company and 21.9% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2012 and 2011, we had a backlog of orders of $439.0 million and $186.7 million, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	44	President and Chief Executive Officer
Jeffrey D. Buchanan	56	Executive Vice President, Chief Financial Officer, and Treasurer
Michael J. Brown	49	Vice President, U.S. Sales
Robert J. Cicero	45	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mario Pasantes	62	Senior Vice President, Marketing and International Sales
Mark P. Smith	36	Vice President, Manufacturing and Supply Chain Management

P. James Debney has served as President and Chief Executive Officer of our company and as a member of our board of directors since September 2011. He was Vice President of our company from April 2010 until September 2011, and President of our firearm division from November 2009 until September 2011. Mr. Debney was President of Presto Products Company, a $500 million business unit of Alcoa Consumer Products, a manufacturer of plastic products, from December 2006 until February 2009. He was Managing Director of Baco Consumer Products, a business unit of Alcoa Consumer Products, a manufacturer of U.K.-branded and private label foil, film, storage, food, and trash bag consumer products, from January 2006 until December 2006; Manufacturing and Supply Chain Director from August 2003 until December 2005; and Manufacturing Director from April 1998 until July 2003. Mr. Debney joined Baco Consumer Products in 1989 and held various management positions in operations, production, conversion, and materials.

Jeffrey D. Buchanan has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since January 2011. Mr. Buchanan served as Secretary of our company from January 2011 until April 2012. Mr. Buchanan served as a director of our company from November 2004 until December 2010. He was of counsel to the law firm of Ballard Spahr LLP from May 2010 until December 2010. Mr. Buchanan served as a Senior Managing Director of CKS Securities, LLC, a registered broker-dealer, from August 2009 until May 2010 and as a Senior Managing Director of Alare Capital Securities, L.L.C., a registered broker-dealer, from November 2006 until July 2009. From 2005 to 2006, Mr. Buchanan was principal of Echo Advisors, Inc., a corporate consulting and advisory firm focusing on mergers, acquisitions, and strategic planning. Mr. Buchanan served in various positions for Three-Five Systems, Inc., a publicly traded electronic manufacturing services company, including Executive Vice President, Chief Financial Officer, and Treasurer, from May 1996 until February 2005. In September 2005, Three-Five Systems, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Mr. Buchanan was a business attorney from 1986 until 1996 for the law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears and for the law firm of Davis Wright Tremaine LLP from 1984 until 1986. He was a senior staff person at Deloitte & Touche LLP from 1982 to 1984. Mr. Buchanan is a director of Synaptics Incorporated, a publicly traded company that develops custom user interface solutions.

Michael J. Brown has served as Vice President, U.S. Sales of our company since April 2012. Mr. Brown served as Vice President Sporting Goods Sales of our company from August 2010 until April 2012. He was President of Camfour, Inc, a shooting sports distributor, from June 2000 until August 2010, and General Manager from June 1998 until June 2000. Mr. Brown was Corporate Controller of Peter Pan Bus Lines, Inc., from February 1994 until June 1998. He was Controller for The Mosher Company, Inc., a manufacturer of finishing products, from January 1989 until February 1994. From August 1988 until January 1989, Mr. Brown was an internal auditor for Vanguard Bank in Holyoke, Massachusetts. He was an auditor for KPMG LLP from July 1985 until August 1989. Mr. Brown is a past Director of TALO Distributors, a sporting goods wholesale buying cooperative. He is also a past Director of the National Shooting Sports Foundation and past Chairman of the National Association of Sporting Goods Wholesalers, both non-profit trade associations.

Robert J. Cicero has served as Vice President and General Counsel of our company since October 2011 and Chief Compliance Officer and Secretary of our company since April 2012. Mr. Cicero was Associate General Counsel, Compliance Officer and Assistant Secretary of Chemtura Corporation, a global specialty chemicals company, from March 2009 until October 2011; Assistant General Counsel from July 2005 until October 2011; and Chief Counsel from September 2003 until July 2005. He was Associate, Executive Compensation and Employee Benefits Group for the law firm of Shearman & Sterling from May 2000 until September 2003; Associate, Labor and Employment Section for the law firm of Morgan, Lewis & Bockius, LLP, from May 1998 until May 2000; and Associate, Labor and Employment Section for the law firm of Akin Gump Strauss Hauer & Feld, LLP from June 1996 until May 1998. Mr. Cicero was Assistant Corporation Counsel of the New York City Office of the Corporation Counsel from September 1993 until June 1996.

Mario Pasantes has served as Senior Vice President, Marketing and International Sales of our company since April 2011. Mr. Pasantes was Vice President of International Marketing of our company from December 2010 until April 2011. He was European Managing Director of Alcoa Closure Systems International from March 2006 until October 2009 and Managing Director of Alcoa (UK) Consumer Products Ltd. from September 2001 until March 2006. Mr. Pasantes was Vice President, Market Development,

Andean Division of The Coca-Cola Company from January 2000 until September 2001; Vice President and Central America Regional Manager from July1997 until January 2000; and Deputy Division President from July 1996 until July1997. From 1984 until 1996, Mr. Pasantes served in multiple senior leadership and management roles for Grand Metropolitan PLC, a holding company in the consumer food and adult beverage industry.

Mark P. Smith has served as Vice President of Manufacturing and Supply Chain Management of our company since May 2011. Mr. Smith was Vice President of Supply Chain Management of our company from May 2010 until May 2011. He was Director- Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August1999 until March 2001.

Item 1A.	Risk Factors

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects.

Our performance is influenced by a variety of economic, social, political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. For example, we experienced strong consumer demand for our firearm products following a new administration taking office in Washington, D.C. in 2009. In addition, speculation surrounding increased gun control and heightened fears of terrorism and crime can affect consumer demand for our products.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearm sales to law enforcement agencies have been successful to date with over 1,000 agencies in the United States and 70 agencies abroad selecting or approving for carry our firearms. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, 89.0% of our net firearm sales remain in the sporting goods distribution channel.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Capacity constraints were a factor in fiscal 2012 despite our achieving significant improvements in our production as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. During the last several years, we also have enhanced our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, and increased manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. We may suffer excess capacity and increased overhead if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our Springfield, Massachusetts facility is critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our products at this facility.

The facility also houses our principal research, development, engineering, design, shipping, sales, marketing, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our customers. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and certain inefficient manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies.

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

We rely heavily on third parties that act on our behalf.

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

Product liability claims could adversely affect our operating results and reputation. We generally provide a lifetime warranty to the original purchaser of our new firearm products. Product liability claims could harm our reputation; cause us to lose business; and cause us to incur significant warranty, support, and repair costs.

We may incur higher employee costs in the future.

We are self-insured for our employee medical plan. The average age of employees is 46 years. Approximately 15% of our employees are age 60 or over. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability. Certain provisions of the recently passed federal healthcare legislation, in particular the “unlimited lifetime benefit” that eliminated the practice of capping the amount of medical benefits available to an individual, could have a material adverse effect on our profitability. If we are forced to provide an “unlimited lifetime benefit,” we would expect our medical costs to increase significantly.

Insurance is expensive and may be difficult to obtain.

Insurance coverage is expensive and from time to time may be difficult to obtain. Our insurance costs were $5.3 million in fiscal 2012. An inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

Our business is seasonal.

Historically, our fourth fiscal quarter ending April 30 has been our strongest quarter with industry events and distributor shows heavily scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown, we have increased operating days during our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts our business has lessened because the hunting industry retailers generally take delivery of products during the summer months well in advance of the fall hunting season. At this time, our increased backlog and the capacity constraint that limits our sales to available production days affects our sales volume more prominently than seasonality.

Shortages of and price increases for components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs, thereby harming our operating results.

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including ammunition, magazines, polymer pistol frames, bolt carriers, accessory parts, slide, barrels, and rifle stocks, from third parties. Most of our major suppliers are U.S.-based and provide materials, such as raw steel, cutting tools, polymer components, and metal-injected-molded components. The costs of these materials are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials in producing our products, including steel, wood, lead, brass, and plastics.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce their products that we use in our products. The time lost in seeking and acquiring new sources could negatively impact our net sales and profitability. Shortages of ammunition also can adversely affect the demand for our products.

Damage or disruption to distribution capabilities of our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, or pandemics could impair our ability to manufacture or sell our products. Although we have insurance to cover potential loss from our suppliers for these events, we could experience material losses in excess of our insured limits. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect our net sales and profitability, as well as require additional resources to restore our supply chain.

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are planning to transition to a new enterprise resource planning (“ERP”) system, which is currently scheduled to be fully implemented during fiscal 2014. If the implementation of the ERP system does not proceed as expected, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, inventory replenishment, and other processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information, and a loss of confidence in our data security measures, which could harm our business.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

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

Competition is primarily based on innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. These are the dominant competitive factors in the firearm industry.

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

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We may in the future expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, and enhance our current markets and business. Acquisitions involve significant risks. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including the following:

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

As a part of any potential acquisition, we may engage in discussions with various companies. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal and consulting costs.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These interim fluctuations could adversely affect the market price of our common stock.

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue an acquisition could materially limit our growth.

Our acquisitions of Thompson/Center Arms in January 2007 and SWSS in July 2009 are the only acquisitions that we have completed to date. Each of these acquisitions resulted in substantial write-offs.

Any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, and harm our operations.

In order to pursue a successful acquisition, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

We may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks, including the following:

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

Our planned divestiture of SWSS requires additional attention and resources that could divert our management’s focus from continuing operations.

In October 2011, we committed to a plan to divest our security solutions business. Although the divestiture will aid in our fundamental change in strategic direction to focus on firearms, it has and will continue to require additional management attention until the divestiture is completed. These resources used to divest SWSS could adversely affect our continuing operations. As part of the divestiture, we could continue to be subject to certain warranty and legal obligations which could adversely affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations.”

Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.

Any borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and operating results.

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

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment, which will include ongoing modernization and expansion of our Springfield, Massachusetts facility; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our sales, marketing, and licensing efforts.

The expansion of our products and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program (“EDIP”). This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from investing the required level of capital in the future, we may be required to repay part or all of the tax credit received. During fiscal 2012, we received a $4.4 million tax credit because of our compliance with the written EDIP Investment Analysis Plan. The remaining refundable tax credit will be earned over the next five years if we continue to comply with the EDIP Investment Analysis Plan.

We may have difficulty collecting amounts owed to us.

Certain of our customers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We grant payment terms to most customers ranging from 30 to 90 days and do not generally require collateral. However, in some instances we provide longer payment terms, particularly as it relates to our hunting products. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers and our business, operating results, and financial condition could be adversely impacted.

Our inability to protect our intellectual property or obtain the right to use intellectual property from third parties could impair our competitive advantage, reduce our sales, and increase our costs.

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

Political and economic conditions abroad may result in a reduction of our sales as a result of the sale of our products in numerous foreign countries; our purchase of ammunition magazines from Italy; and our purchase of accessories from China. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import parts from foreign suppliers.

Our foreign sales of handguns create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

•	compliance with U.S. and local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	limitations on imports and exports;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	the possibility of appropriation of our assets without just compensation;

•	taxes, tariffs, and duties;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in countries in which we conduct business, including possible terrorist acts.

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

We are subject to extensive regulation.

We are subject to the rules and regulations of the ATF. If we fail to comply with the ATF rules and regulations, the ATF may limit our activities or growth, fine us, or ultimately put us out of business. Our business, as well as the business of all producers and marketers of firearms and firearm parts, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws require the licensing of all persons manufacturing, importing, or selling firearms as a business; require background checks for purchasers of firearms; impose waiting periods between the purchase of a firearm and the delivery of a firearm; prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records; regulate the interstate sale of handguns; prohibit the interstate mail-order sale of firearms; regulate our employment of personnel with criminal convictions; restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions; and prohibit the private ownership of fully automatic weapons. From time to time, congressional committees consider proposed bills and various states enact laws relating to the regulation of firearms. These proposed bills and enacted state laws often seek either to restrict or ban the sale and, in some cases, the ownership of various types of firearms. The regulation of firearms could become more restrictive in the future and any such restriction would harm our business. In addition, these laws, regulations, and protocols, as well as their interpretation by regulatory authorities, may change at any time. There can be no assurance that such changes to the laws, regulations, and protocols or to their interpretation will not adversely affect our business.

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

As a government contractor, we are required to comply with the Federal Acquisition Regulations (“FAR”), a set of regulations established to govern the process through which the government purchases goods and services.

In our discontinued security solutions business, until the divestiture is completed, we are still subject to numerous construction and safety regulations that apply to construction sites, regulations regarding payment of prevailing wages and the provision of specific fringe benefits on federal government construction contracts, and local permitting requirements at each location where we install our products.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, and many other regulations surrounding employment law, environmental law, and taxation.

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

We are currently involved in numerous lawsuits, including a lawsuit involving a municipality and several purported stockholder derivative lawsuits.

We are involved in several purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants and recovery of attorneys’ fees.

We are vigorously defending ourselves in the lawsuits to which we are subject. There can be no assurance, however, that we will not have to pay significant damages or amounts in settlement above insurance coverage. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

Reference is made to Note 19 to our consolidated financial statements for a discussion of these and other lawsuits to which we are subject.

We are under investigation by the U.S. Department of Justice for potential FCPA violations.

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who are pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss. We cannot predict, however, when the investigation will be completed or its final outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

We are under investigation by the SEC for potential violation of federal securities laws.

In May 2010, we received a letter from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the SEC in this matter, the SEC may determine that we have violated federal securities laws. We cannot predict when this inquiry will be completed or its outcome. If the SEC determines that we have violated federal securities laws, we may face injunctive relief, disgorgement of ill-gotten gains, and sanctions, including fines and penalties, or may be forced to take corrective actions that could increase our costs or otherwise adversely affect our business, operating results, and liquidity. We also face increased legal expenses and could see an increase in the cost of doing business. We could also see private civil litigation arising as a result of the outcome of this inquiry. In addition, responding to the inquiry may divert the time and attention of our management from normal business operations. Regardless of the outcome of the inquiry, the publicity surrounding the inquiry and the potential risks associated with the inquiry could negatively impact the perception of our company by investors, customers, and others.

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

We may not have identified all existing contamination on our properties, including the property associated with our closed Rochester, New Hampshire facility, and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional material costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business,

and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2012, our consolidated long-term indebtedness was $50.0 million. We did not have any short-term indebtedness as of April 30, 2012. We may incur additional indebtedness in the future, including borrowings under our revolving credit facility. Our indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our revolving credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

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

As of April 30, 2012, there were 65,312,097 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

Rule 701 provides that affiliates may sell their Rule 701 shares under Rule 144 without complying with the holding period requirement and that non-affiliates may sell their shares in reliance on Rule 144 without complying with the holding period, public information, volume limitation, or notice provisions of Rule 144. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock.

As of April 30, 2012, we had outstanding nonqualified stock options to purchase 3,988,164 shares of common stock under our incentive stock plans and other option agreements, 158,540 undelivered service-based restricted stock units, and 225,600 unearned performance-based restricted stock units under our incentive stock plans. We had issued 2,398,630 of the 10,000,000 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan, which expired on March 31, 2012. As of April 1, 2012, we have 6,000,000 common shares reserved for issuance under our new 2011 Employee Stock Purchase Plan. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the employee stock purchase plan. Shares covered by such registration statements upon the exercise of stock options or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

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

We own two manufacturing facilities. Our principal facility is a 575,000 square-foot facility located in Springfield, Massachusetts. We also own a 38,000 square-foot facility in Houlton, Maine. The Springfield facility is primarily used to manufacture our handguns, modern sporting rifles, and hunting rifles; and the Houlton facility is primarily used to manufacture handguns, handcuffs, and restraints. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand. In addition, we own a 57,000 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution.

During fiscal 2011, we implemented a restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. We completed this restructuring plan in November 2011. The 160,000 square-foot facility in Rochester, New Hampshire is currently labeled as held for sale in our consolidated financial statements, and we entered into a purchase and sale agreement on March 30, 2012 for the land and building located in Rochester, New Hampshire. The purchase and sale agreement is subject to customary closing conditions and environmental regulatory clearances and is scheduled to close in the third quarter of fiscal 2013.

We lease an aggregate of 65,000 square feet of office and manufacturing space at four facilities for our discontinued security solutions division. The facilities are all located within a quarter mile of each other in Franklin, Tennessee. We believe that each facility is in good condition and capable of producing products at current and projected levels of demand. The lease agreement provides for the ability to expand when required and as additional adjacent space becomes available in the same building.

We lease 3,000 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our board of directors. The lease expires on December 31, 2012.

We believe that all of our facilities are adequate for present requirements and that our current equipment is in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

The nature of the legal proceedings against us is discussed in Note 19 to our consolidated financial statements, commencing on page F-31 of this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2011
First quarter	$4.71	$3.83
Second quarter	$4.11	$3.53
Third quarter	$4.20	$3.54
Fourth quarter	$4.06	$3.27
2012
First quarter	$3.67	$2.63
Second quarter	$3.39	$2.29
Third quarter	$5.20	$2.72
Fourth quarter	$8.60	$4.93

On June 27, 2012, the last reported sale price of our common stock was $7.04 per share. On June 27, 2012, there were approximately 728 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility, as well as the indenture governing our 9.5% Senior Notes due 2016 (the “9.5% Senior Notes”), restrict our ability to pay dividends.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2012 for (i) our common stock; (ii) the S&P SmallCap 600 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable (Peer Group (2) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc., Point Blank Solutions, Inc., Ceradyne, Inc., and Mace Security International, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2007. The calculation of cumulative stockholder return on the S&P SmallCap 600 Index and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The S&P Smallcap 600 Index,

And Two Peer Groups

*	$100 invested on April 30, 2007 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

We did not repurchase any shares of our common stock during fiscal 2012.

Item 6.	Selected Financial Data

The consolidated statements of operations and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2012, 2011, and 2010 and the consolidated balance sheet data as of April 30, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2009 and 2008 and the consolidated balance sheet data as of April 30, 2010, 2009, and 2008 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share and ratio data)
Net sales	$411,997	$342,233	$357,926	$334,955	$295,910
Cost of sales	284,008	237,545	238,463	237,812	204,208
Gross profit	127,989	104,688	119,463	97,143	91,702
Operating expenses	83,073	86,897	79,391	170,510	68,235
Operating income/(loss) from continuing operations	44,916	17,791	40,072	(73,367)	23,467
Total other income/(expense), net	(5,901)	(4,257)	(4,001)	5,758	8,671
Income/(loss) from continuing operations before income taxes	39,015	13,534	36,071	(79,125)	14,796
Income tax expense/(benefit)	12,582	5,454	14,088	(14,918)	5,675
Income/(loss) from continuing operations	26,433	8,080	21,983	(64,207)	9,121
Discontinued operations:
Income/(loss) from operation of discontinued security solutions division	(15,945)	(96,055)	11,279	—	—
Income tax expense/(benefit)	(5,617)	(5,206)	752	—	—
Income/(loss) from discontinued security solutions division	(10,328)	(90,849)	10,527	—	—
Net income/(loss)/comprehensive income/(loss)	$16,105	$(82,769)	$32,510	$(64,207)	$9,121
Net income/(loss) per share:
Basic—continuing operations	$0.41	$0.13	$0.38	$(1.37)	$0.23
Basic—net income/(loss)	$0.25	$(1.37)	$0.56	$(1.37)	$0.23
Diluted—continuing operations	$0.40	$0.13	$0.37	$(1.37)	$0.22
Diluted—net income/(loss)	$0.25	$(1.30)	$0.53	$(1.37)	$0.22
Weighted average number of shares outstanding
Basic	64,788	60,622	58,195	46,802	40,279
Diluted	67,277	63,621	65,456	46,802	41,939
Depreciation and amortization	$16,729	$14,935	$13,623	$12,670	$12,550
Capital expenditures	$14,392	$20,353	$16,831	$9,436	$13,951
Year-end financial position:
Working capital	$107,369	$81,317	$87,601	$78,015	$58,722
Current ratio	2.3	1.7	1.9	2.2	1.9
Total assets	$261,674	$281,497	$349,051	$210,231	$289,751
Current portion of notes payable	$—	$30,000	$—	$2,378	$8,920
Notes payable, net of current portion	$50,000	$50,000	$80,000	$83,606	$118,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results of SWSS, our security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. See Note 3—Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 29 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2012 Highlights

Our fiscal 2012 net sales of $412.0 million represented a increase of 20.4% from our fiscal 2011 net sales. Firearm sales accounted for 95.6% of our total net sales for fiscal 2012. Income from continuing operations for fiscal 2012 was $26.4 million, or $0.40 per fully diluted share, compared with income from continuing operations of $8.1 million, or $0.13 per fully diluted share, for fiscal 2011. Our operating results for fiscal 2012 were affected by numerous factors, including the following:

•	A 20.4% increase in net sales resulted from higher order intake and increased production capacity to meet the large consumer demand for our polymer handguns and modern sporting rifles. That increase also was driven by generally higher consumer demand for firearms in 2012. We have accumulated a backlog of $439.0 million at April 30, 2012. We continue to look for opportunities to address that backlog by further increasing our production capacity through additional capital spending and outsourcing.

•	The introduction of new products in the last several years has had a positive impact on our business. In particular, increased volumes for smaller sized pistols and our M&P branded polymer products and modern sporting rifles had a positive impact on our net sales and gross margins during fiscal 2012 with increased consumer demand and customer acceptance.

•	We completed the restructuring plan to move the production of our hunting products from Rochester, New Hampshire to our Springfield, Massachusetts facility resulting in $3.0 million in relocation costs, of which $2.5 million was attributed to cost of sales and $493,000 related to operating expenses. We incurred $317,000 higher consolidation costs in fiscal 2012 than in fiscal 2011, of which $246,000 was higher in cost of sales and $71,000 was higher in operating expenses. The restructuring also resulted in a reduction of gross profit because of the negative impact on lost efficiencies in our hunting firearms.

•	Legal and consulting costs were $4.0 million, which is $5.9 million lower than the $9.9 million of costs incurred in the prior year related to the DOJ and SEC investigations referenced in Item 1A, “Risk Factors.”

Our Business

We are one of the world’s leading manufacturers of firearms. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center brand, and the Walther brand. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine.

We plan to continue to offer products that leverage the 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

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

Key Industry Data

Handguns have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, U.S. handgun sales increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. Sales levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when sales increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like the increase in 1992, this increase in sales was temporary in nature and sales returned to more normal levels in fiscal 2010. It appears that sales have recently increased because of increased social acceptance and awareness from current media outlets. We also believe the variety of our products we have available in the market and the attractive price points we maintain contributes to our increased market share. We estimate that we have an 18% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001 and approximately 16% during the 1990s.

Results of Operations

Net Sales

The following table sets forth certain information regarding net product and services sales for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Handguns	$238,438	$190,649	$47,789	25.1%	$180,374
Walther	32,316	38,011	(5,695)	-15.0%	43,558
Modern Sporting Rifles	75,081	38,675	36,406	94.1%	61,838
Hunting Firearms	27,333	38,531	(11,198)	-29.1%	34,585
Parts & Accessories	20,516	18,881	1,635	8.7%	18,933

Total Firearms	393,684	324,747	68,937	21.2%	339,288
Non-Firearms	18,313	17,486	827	4.7%	18,638

Total Net Sales	$411,997	$342,233	$69,764	20.4%	$357,926

Fiscal 2012 Net Sales Compared with Fiscal 2011

Net sales for fiscal 2012 increased 20.4% over the prior fiscal year as we were able to address increased consumer demand because of increases in production capacity, particularly for handgun products, which saw a net sales increase of 25.1% over the prior fiscal year, most noticeably on polymer pistol products. Walther net sales declined 15.0% from the prior fiscal year because of increased competition in small frame, concealed carry products, and rimfire products. Net sales of modern sporting rifles rebounded in 2012 with net sales in this category increasing by 94.1% million in the current fiscal year primarily because of strong demand for the sport model we introduced late in fiscal 2011 that hits an attractive price point. Hunting firearms net sales were lower than in the prior fiscal year as a result of lower orders for black powder products, constrained bolt action rifle sales as we service the Thompson/Center Arms Venture rifle recall, and productivity and efficiency losses as we completed the move of our hunting production to our Springfield, Massachusetts facility. Parts and accessories sales increased 8.7% primarily because of the volume increases in our handgun category and modern sporting rifles.

Our order backlog as of April 30, 2012 was $439.0 million, $252.3 million higher than at the end of fiscal 2011 and $240.5 million higher than at the end of the third quarter of fiscal 2012, primarily as a result of backlog generated by new products and increased consumer demand for our handgun and modern sporting rifle products. The orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales, particularly since the order demand currently exceeds our manufacturing capacity.

Net sales into our sporting goods distribution channel were $367.0 million, a $69.5 million, or 23.4%, increase over sales of $297.4 million in fiscal 2011, primarily driven by increased customer demand for our polymer pistols and modern sporting rifles. Net sales into our professional channels were $45.0 million, a $259,000, or 0.6%, increase from fiscal 2011 net sales of $44.8 million. Law enforcement channel net sales were higher, in part, because of increased shipments of our polymer pistol products to state agencies, such as the Massachusetts and Vermont State Police, as well as an increase in handcuffs shipments to the California State Police. International sales, which include some consumer-related sales, declined from fiscal 2011 because of the variable nature of international agency sales, which has been exacerbated as a result of our focus on fewer, but larger, international customers.

Fiscal 2011 Net Sales Compared with Fiscal 2010

Net sales for fiscal 2011 decreased as orders returned to more normal levels compared with the strong consumer demand that occurred after the November 2008 presidential election. Handgun net sales increased 5.6% over the prior fiscal year because of customer acceptance of our smaller concealed carry personal protection handgun products that were newly introduced. Walther net sales declined 12.7% from the prior fiscal year because of increased competition in small frame and concealed carry products. Sales of modern sporting rifles, the product line most impacted by the reduction in consumer demand, declined by 37.5% from the prior fiscal year. However, sales within this product line were favorably impacted in the fourth quarter of fiscal 2011 by the introduction of a new model that hit attractive price points. Hunting product sales increased 11.4% over the prior fiscal year because of increased bolt action, rimfire, and black powder net sales.

Net sales into our sporting goods distribution channel were $297.4 million, a $1.1 million, or 0.4%, increase over sales of $296.3 million in fiscal 2010. Net sales into our professional channels were $44.8 million, a $16.8 million, or 27.3%, decrease from fiscal 2010 sales of $61.6 million. Law enforcement channel net sales were lower, in part, because of reduced shipments to state and local government agencies. International sales declined from fiscal 2010 sales as a result of substantial changes we made in our foreign sales personnel and foreign representatives, modifications we made in our foreign sales processes, and our determination not to sell our products in certain foreign countries.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Cost of sales	$284,008	$237,545	$46,463	19.6%	$238,463
% of net sales	68.9%	69.4%			66.6%
Gross profit	$127,989	$104,688	$23,301	22.3%	$119,463
% of net sales	31.1%	30.6%			33.4%

Fiscal 2012 Cost of Sales and Gross Profit Compared with Fiscal 2011

Gross profit for fiscal 2012 increased from the prior fiscal year primarily because of an increase in sales volume of our polymer products and modern sporting rifles, as noted above, resulting in a corresponding improvement in manufacturing absorption. In addition, we also had less inventory reserve adjustments and lower product liability-related legal fees. These reductions were offset by $1.6 million of increased warranty costs associated with the recall of all our Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid 2009 and $1.0 million of increased consulting services for procurement cost savings initiatives during the period.

Fiscal 2011 Cost of Sales and Gross Profit Compared with Fiscal 2010

Gross profit for fiscal 2011 decreased from the prior fiscal year because of a decrease in sales volume. In addition, gross profit as a percentage of net sales decreased as a result of a targeted price repositioning strategy for several of our products aimed at increasing market share. This repositioning resulted in a one-time credit of $3.2 million to certain distributors and large retailers to protect their inventory in the distribution channel from the price reduction, which also negatively impacted gross margin. In addition, gross profit was negatively impacted by the additional promotional activity prior to the price repositioning in fiscal 2011; increased distributor incentives in the second half of the fiscal year of $3.3 million; $2.3 million of costs associated with the consolidation of our hunting production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility; and related production and labor inefficiencies associated with the restructuring.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Research and development	$4,543	$4,363	$180	4.1%	$4,185
Selling and marketing	31,317	34,580	(3,263)	-9.4%	30,769
General and administrative	47,213	47,954	(741)	-1.5%	44,437

Total operating expenses	$83,073	$86,897	$(3,824)	-4.4%	$79,391
% of net sales	20.2%	25.4%			22.2%

Fiscal 2012 Operating Expenses Compared with Fiscal 2011

Research and development expenses were relatively flat over the prior fiscal year with increased salary and benefit costs offset by reduced consulting services. The reduced selling and marketing expenses was primarily a result of a $1.3 million reduction in consulting and outside services as a result of cost cutting initiatives implemented late in fiscal 2011 and reduced spending from improvements made during fiscal 2011 in our customer acceptance process, market research and consulting, and licensing consulting. General and administrative costs were relatively flat compared with the prior fiscal year representing reductions associated with $5.9 million of reduced legal and consulting fees related our investigation of the DOJ and SEC matters, $1.0 million reduced bad debt expense, $812,000 of reduced legal fees because of an International Trade Commission (“ITC”) action against several of our black powder competitors in fiscal 2011 and reduced consulting expenses for internal audit activities. These amounts were offset by $4.0 million of higher profit sharing, $803,000 of higher stock-based compensation expense, and $3.6 million of higher management incentive compensation accrual.

Operating expenses as a percentage of net sales decreased by 5.2%, predominately because of the reduced costs related to the DOJ and SEC matters and cost cutting initiatives put in place late in fiscal 2011, and increased net sales.

Fiscal 2011 Operating Expenses Compared with Fiscal 2010

The increase in research and development expenses over the prior fiscal year was primarily due to increased test samples to support new product development. The increase in selling and marketing expenses was a result of increased consulting and outside services of $2.4 million, which included improvements as discussed above, as well as advertising of $1.1 million in support of new product launches and cooperative advertising cost sharing agreements with several of our large retail customers. The increase in general and administrative costs over the prior fiscal year included $6.2 million of legal and consulting fees related our investigation of the DOJ and SEC matters, $803,000 of bad debt costs, $812,000 of legal fees related to the filing of the ITC action against several of our black powder competitors, $1.0 million of severance costs, and $810,000 in consulting fees related to internal audit activities. These amounts were offset by $3.1 million of lower profit sharing, $1.6 million of lower stock-based compensation expense, and $2.4 million of lower management incentive compensation.

Operating expenses as a percentage of net sales increased by 3.2%, predominately due to a $6.7 million increase in costs related to the DOJ and SEC matters, severance costs related to the production move of our hunting products to our Springfield, Massachusetts facility, and costs associated with the ITC filing.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Operating income from continuing operations	$44,916	$17,791	$27,125	152.5%	$40,072
% of net sales	10.9%	5.2%			11.2%

Fiscal 2012 Operating Income from Continuing Operations Compared with Fiscal 2011

The significant increase in operating income from continuing operations resulted from the increased sales volumes, the corresponding impacts of improved absorption, and the cost-cutting initiatives noted above. In addition, decreased spending related to the DOJ and SEC matters and reduced spending associated with the relocation of our hunting production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility contributed to the increase in operating income.

Fiscal 2011 Operating Income from Continuing Operations Compared with Fiscal 2010

The decline in operating income from continuing operations resulted from a decline in modern sporting rifle sales subsequent to the year-long surge in consumer demand after the November 2008 presidential election, a corresponding increase in promotional costs to spur sales, and reduced pricing for several of our products. In addition, increased spending related to the DOJ and SEC matters and costs associated with the relocation of our hunting production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility contributed to a reduction in operating income.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Interest expense	$7,484	$5,683	$1,801	31.7%	$4,822

Interest expense increased for fiscal 2012 compared with fiscal 2011 because of increased interest expense related to the 9.5% Senior Notes, which bear interest at a rate of 9.5% per annum compared with our former 4.0% senior convertible notes (the “Convertible Notes”), which bore interest at a rate of 4.0% per annum. In December 2011, we were required to repurchase $29.7 million of the Convertible Notes and we redeemed the remaining $334,000 of the Convertible Notes in January 2012. We also amortized an additional $563,000 of debt issuance costs that we wrote off in connection with reducing our line of credit in October 2011.

Interest expense increased for fiscal 2011 because of the early retirement of $50.0 million of the Convertible Notes, which resulted in a $476,000 write-off of debt refinancing costs. This debt was exchanged for $50.0 million of the 9.5% Senior Notes, resulting in higher interest expense, primarily in the fourth quarter of fiscal 2011. The exchange of the Convertible Notes for the higher coupon 9.5% Senior Notes was made because of the impending December 2011 date on which holders of the Convertible Notes could require us to repurchase their Convertible Notes as well as to remove the dilutive effects of the Convertible Notes.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Income tax expense	$12,582	$5,454	$7,128	130.7%	$14,088

Our income tax expense for fiscal 2012 included the effect of changes in temporary differences between book value and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $8.2 million, after valuation allowance, as of April 30, 2012.

We had federal net operating loss carryforwards amounting to $865,000, $1.6 million, and $1.6 million as of April 30, 2012, 2011, and 2010, respectively. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. The net operating loss carryforwards at April 30, 2012 expire in fiscal 2020. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $108,000 in fiscal 2013 and each subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Adjustments to reserves and book versus tax difference on amortization of intangible assets increased the overall net deferred tax asset from $6.4 million as of April 30, 2011 to $8.2 million as of April 30, 2012.

There were $19.4 million and$10.9 million of state net operating loss carryforwards as of April 30, 2012 and 2011, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2032. There were $1.9 million and $1.7 million of state tax credit carryforwards as of April 30, 2012 and 2011, respectively. The state tax credit carryforwards will expire between April 30, 2014 and April 30, 2025.

As of April 30, 2012, valuation allowances of $827,000 and $1.1 million were provided on our deferred tax assets for state net operating losses and state tax credits, respectively, that we do not anticipate using prior to their expiration and a $239,000 valuation allowance was provided on other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2011, valuation allowances of $26,000, $445,000, and $705,000 were provided on our deferred tax assets for a federal capital loss carryforwards, state net operating losses, and state tax credits, respectively. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other deferred tax assets related mainly to our discontinued operations in Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2012 or 2011, as we believe that it is more likely than not that all such assets will be realized.

In order to utilize the unreserved portion of our net operating loss carryforwards, the minimum level of annual taxable income that we would have to achieve must equal or exceed the amount of federal net operating carryforwards for fiscal 2013 through 2020. Our management believes that achievement of that level of taxable income is more likely than not based on historical performance and future projections, including new product offerings, pricing decisions, marketing efforts and expected spending levels.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands, except per share data):

	2012	2011	$ Change	% Change	2010
Income from continuing operations	$26,433	$8,080	$18,353	227.1%	$21,983
Net income per share from continuing operations
Basic	$0.41	$0.13	$0.28	215.4%	$0.38
Diluted	$0.40	$0.13	$0.27	207.7%	$0.37

Fiscal 2012 Income from Continuing Operations Compared with Fiscal 2011

Income from continuing operations of $26.4 million for fiscal 2012 was $18.4 million higher than the $8.1 million recorded in fiscal 2011. Income from continuing operations increased primarily because of increased net sales volumes and corresponding gross profit. We also experienced significantly less professional and consulting fees and realized the benefit of a lower tax rate through tax planning initiatives during fiscal 2012.

Fiscal 2011 Income from Continuing Operations Compared with Fiscal 2010

Income from continuing operations of $8.1 million for fiscal 2011 was significantly below net income of $22.0 million for fiscal 2010. The $13.9 million reduction in income from continuing operations resulted from a $6.7 million increase in DOJ and SEC investigation costs during fiscal 2011, a reduction in gross profit because of increasing price competitiveness subsequent to the post November 2008 election surge, and costs associated with the relocation of our hunting operations to our Springfield, Massachusetts facility.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands, except per share data):

	2012	2011	$ Change	% Change	2010
Net sales from discontinued operations	$30,752	$50,067	$(19,315)	-38.6%	$48,250
Income/(loss) before income taxes	$(15,945)	$(96,055)	$80,110	-83.4%	$11,279
Income/(loss) from discontinued operations	$(10,328)	$(90,849)	$80,521	-88.6%	$10,527

Basic - discontinued operations	$(0.16)	$(1.50)	$1.34	-89.3%	$0.18
Diluted - discontinued operations	$(0.15)	$(1.43)	$1.28	-89.5%	$0.19

Net sales from discontinued operations for fiscal 2012 decreased 38.6% from fiscal 2011, resulting primarily from reduced or delayed demand because of federal budget constraints. Loss from discontinued operations for fiscal 2012 included a $5.5 million non-cash charge related to the expected loss on the sale of tangible and intangible assets. Loss from discontinued operations was significantly lower in fiscal 2012 due to the inclusion of a $90.5 million impairment charge related to goodwill and intangible assets that was recorded during fiscal 2011. In addition, fiscal 2011 included $3.1 million of income associated with a reduction in contingent consideration for shares held for issuance to former stockholders in connection with our acquisition of SWSS. Excluding the loss on sale in fiscal 2012, the adjusted loss would have been $6.6 million. Excluding the impairment charge and the income from the valuation of contingent consideration, the adjusted loss for fiscal 2011 would have been $3.0 million. Adjusted loss from discontinued operations was $3.6 million higher for fiscal 2012 because of the significant reduction in sales and the related impact on gross margin along with additional severance costs associated with the planned divestiture of the business. These reductions were partially offset by reduced operating expenses from cost-cutting initiatives and a reduction in payroll and benefit costs resulting from lower headcount.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	2012	2011	$ Change	% Change	2010
Operating activities	$37,850	$39,288	$(1,438)	-3.7%	$23,092
Investing activities	(13,867)	(20,862)	6,995	-33.5%	(38,771)
Financing activities	(25,558)	11	(25,569)	—	15,712

Total	$(1,575)	$18,437	$(20,012)	-108.5%	$33

Operating activities represent the principal source of our cash flow. Cash flows from operating activities was lower in fiscal 2012 compared with fiscal 2011 because of an $8.5 million reduction in accounts payable as we were able to pay down balances because of our cash position at year end, a $7.9 million increase in inventories from increased production capacity and in preparation for a new product introduced late in fiscal 2012, and a $7.2 million decrease in accrued taxes other than income because of the timing of federal excise tax payments. These reductions in operating activities were offset by a $7.8 million reduction in accounts receivable because of our efforts to reduce the amount of time our sales remain in accounts receivable, a $4.8 million reduction in income tax receivable related to the timing of income tax payments, and a $4.0 million increase in accrued profit sharing from the increase in profitability from continuing operations. In addition, in fiscal 2012, income tax payments were significantly higher as a result of our higher taxable income.

Cash flows from operating activities increased significantly in fiscal 2011 over fiscal 2010 levels in spite of the reduction in profitability because of a $7.3 million reduction in accounts receivable, a $10.9 million increase in accounts payable, and an $8.9 million increase in accrued taxes other than income. Accounts receivable declined compared with the prior fiscal year, primarily as a result of timing of fourth quarter sales. Accounts payable were high at the end of fiscal 2011, primarily due to significant capital spending incurred late in the fourth quarter to meet the requirements of the Massachusetts Economic Development Incentive Program that granted us up to $4.4 million in refundable tax credits for capital spending on qualified property that exceeded $11.0 million. Accrued taxes other than income increased as a result of a change in federal excise tax deposit requirements from bi-weekly to quarterly, allowing our first calendar quarterly payment to be made on May 2, 2011, which was after the end of our fiscal year. In addition, in fiscal 2010, income tax payments were significantly higher as a result of our higher taxable income.

Cash used in investing activities was lower in fiscal 2012 than in fiscal 2011, primarily because of a $6.0 million reduction in capital spending compared with fiscal 2011 as we started to increase production capacity and had additional spending related to our EDIP refundable tax credit obligation late in fiscal 2011. This reduction was partially offset by $500,000 of proceeds from the sale of our foundry business. We have estimated that it will take $4.1 million to complete our current construction in progress.

Cash used in investing activities was lower in fiscal 2011 than in fiscal 2010, primarily because fiscal 2010 included $21.1 million invested for the July 2009 acquisition of SWSS, partially offset by increased capital spending on property and equipment of $3.5 million.

Cash used in financing activities in fiscal 2012 included the repurchase of $30.0 million of the Convertible Notes, $1.9 million in cash paid for debt issue costs associated with the exchange of the Convertible Notes to 9.5% Senior Notes late in fiscal 2011, offset by proceeds of $4.4 million in refundable tax credit received from the Massachusetts Economic Development Incentive Program compared with fiscal 2011, which included the net exchange of $50.0 million of the Convertible Notes for 9.5% Senior Notes. During May and June 2012, we purchased a total of $6.4 million of our 9.5% Senior Notes utilizing cash on hand. We paid $550,000 of interest premium relating to these purchases. At April 30, 2012, we had open letters of credit aggregating $1.2 million.

Cash used in financing activities in fiscal 2011 reflected the net exchange of $50.0 million of the Convertible Notes for the 9.5% Senior Notes and no other borrowing activity compared with fiscal 2010, which included $20.3 million of long-term debt repayments offset by $35.0 million of proceeds from the issuance of 6.0 million shares of our common stock.

At April 30, 2012, we had $56.7 million in cash and cash equivalents on hand. We had restricted cash totaling $3.3 million as of April 30, 2012, of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank. We have a $60.0 million revolving line of credit with TD Bank, N.A. (“TD Bank”), with no balance outstanding as of April 30, 2012. During fiscal 2012, we repurchased all $30.0 million of the Convertible Notes with cash on hand. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture relating to the 9.5% Senior Notes contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2012.

Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions. Our future capital requirements will depend on many factors, including our net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2012, 2011, or 2010.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from these estimates and assumptions. In addition, future facts and circumstances could alter our estimates with respect to the adequacy of insurance reserves. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty, product liability, workers’ compensation, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, forfeiture rates on stock-based awards, asset impairments, medical claims payable, and the loss on the sale of our discontinued operations. Actual results could differ from those estimates.

Revenue Recognition

For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our discontinued security solutions segment, we recognize revenue from fixed-price installation contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract. As noted above, revenue from our security solutions division has been classified as discontinued operations.

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

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. This revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensee’s product, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2012, minimum royalties to be collected in the future amounted to $2.2 million.

Valuation of Long-lived Tangible and Intangible Assets

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

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of April 30, 2012, we had no goodwill recorded on our books for continuing operations.

Based on a combination of factors that occurred during fiscal 2011, including federal and corporate budgetary constraints, increased price competition, low barrier to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our discontinued security solutions division and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that business. Based on the earnings and cash flow forecast for the next 10 years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss in discontinued operations of $83.9 million in fiscal 2011.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions that affected our discontinued security solutions division required us to test for impairment of long-lived assets pertaining to that business in fiscal 2011. Based on that assessment, we recorded an impairment charge in discontinued operations of $6.6 million to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2012, 2011, or 2010 for continuing operations based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industries. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percentage of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline as we grow. We also have assumed that through the current economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. As of April 30, 2012, the estimated range of reasonably possible additional losses was zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. On March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire, pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. As of April 30, 2012, we had a reserve of $2.1 million, including $1.5 million relating to the land and building located in Rochester, New Hampshire, for environmental matters, which is recorded on an undiscounted basis. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost on the date of the grant using the Black-Scholes method for stock options and purchases under our employee stock purchase plan and the Monte-Carlo method for performance-based restricted stock units (“PSUs”). We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under our employee stock purchase plan on the date of the grant using the Black-Scholes option pricing model discounted by an estimated forfeiture rate (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). We estimate fair value of each PSU award on the date of the grant using the Monte-Carlo model (using the grant date market value of our common stock and the NASDAQ Composite Index and the Russell 2000 Index (“RUT”), Expected volatilities of our common stock and the NASDAQ Composite Index and the RUT, correlation coefficient between our common stock and the NASDAQ Composite Index and the RUT, risk-free interest rate, and dividend yield).

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 to our consolidated financial statements commencing on page F-8 of this report, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2012 (dollars in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$67,615	$4,750	$9,500	$53,365	$—
Capital lease obligation	3,878	596	1,192	2,090
Operating lease obligations	2,821	1,445	1,374	2	—
Purchase obligations	41,004	41,004	—	—	—
Other long-term obligations reflected on the balance sheet under GAAP	1,150	386	—	764	—

Total obligations	$116,468	$48,181	$12,066	$56,221	$—

During fiscal 2011, we exchanged $50.0 million of the Convertible Notes for $50.0 million of the 9.5% Senior Notes. Included in the above long-term debt obligation is $17.6 million of contractually obligated interest payments pertaining to the $50.0 million 9.5% Senior Notes, which represents interest payments through January 14, 2016.

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Included in the above capital lease obligation is $597,000 of contractually obligated interest payments pertaining to the $3.5 million capital lease.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Annually, we purchase $23.0 million of inventory from a European supplier. A portion of our gross sales during the three months and fiscal year ended April 30, 2012 ($9.9 million and $28.8 million, respectively, representing approximately 7.3% and 6.8%, respectively, of aggregate net sales) came from sales of goods that were purchased, wholly or partially, from a European manufacturer, in euros. This exposes us to risk from foreign exchange rate fluctuations. A 10% drop in the value of the U.S. dollar in relation to the euro would, to the extent not covered through price adjustments, reduce our gross profit on that $23.0 million of inventory by approximately $2.3 million.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2012, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exhange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 as stated in their report dated June 28, 2012, on page 37 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012 and our report dated June 28, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

June 28, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2012, 2011, and 2010 is set forth on page F-36 of this report.

(b) Exhibits

Exhibit Number	Exhibit
2.2	Agreement and Plan of Merger, dated as of December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz (1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative (2)
2.8(a)	Waiver and Amendment No. 1 to Agreement and Plan of Merger, dated as of August 19, 2010, by and among the Registrant, Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative (3)
3.1	Amended and Restated Articles of Incorporation (4)
3.3(a)	Amended and Restated Bylaws (5)
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock (6)
4.1	Form of Common Stock Certificate (7)
4.5	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001 (8)
4.10	Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein (9)
4.11	Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A. (9)
4.12	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent (6)
4.19	Form of Indenture (10)
4.20	Registration Agreement, dated as of July 20, 2009, among the Registrant and the holders named therein (11)
4.21	Indenture, dated as of January 14, 2011, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (12)
10.2	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson Corp. dated March 11, 2000 (13)
10.3	Agreement between Smith & Wesson Corp., Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999 (13)
10.5	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000 (13)
10.12	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated July 6, 1998 (13)
10.13	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated December 18, 2000 (13)
10.14	Settlement Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000 (13)
10.15	Letter Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000 (13)
10.18	Trademark License Agreement between Smith & Wesson Corp. and Canadian Security Agency, Inc. dated May 31, 1996 (13)
10.22	Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc. (14)
10.23*	2001 Stock Option Plan (15)
10.24(a)*	Amended and Restated 2004 Incentive Stock Plan (32)
10.25*	Form of Option to 2001 Stock Option Plan (16)
10.26*	2001 Employee Stock Purchase Plan (16)
10.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan (16)
10.28*	Amendments to 2004 Incentive Stock Plan (17)
10.34	Purchase and Sale Agreement with Springfield Redevelopment Authority (18)

10.35	Environmental Agreement with Springfield Redevelopment Authority (18)
10.36	Promissory Note from Springfield Redevelopment Authority (18)
10.38	Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein (9)
10.40	Agreement with Carl Walther GmbH (19)
10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004 (20)
10.55	Amendment to Agreements with Carl Walther GmbH (21)
10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan (22)
10.62	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent (23)
10.62(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent (24)
10.63	Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent (23)
10.63(a)	Amendment No. 1 to Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent (24)
10.64	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent (23)
10.64(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between O.L. Development, Inc. and TD Bank, N.A., as Administrative Agent (24)
10.72*	Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mario Pasantes and Mark P. Smith; and as of April 24, 2012 with Michael J. Brown and Robert J. Cicero (25)
10.74	Irrevocable Proxy Coupled with Interest (11)
10.77*	Severance and Change in Control Agreement, dated October 22, 2010, by and between Smith & Wesson Holding Corporation and P. James Debney (26)
10.78	Amended and Restated Credit Agreement, dated as of December 7, 2010, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Party named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent, including all exhibits and schedules thereto (24)
10.78(a)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 28, 2011, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Parties named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent (33)
10.78(b)	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and TD Bank N.A., as administrative agent for the lenders named therein
10.79	Amended and Restated Pledge and Security Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., Smith And Wesson Distributing, Inc., the other Pledgors named therein, as Pledgors, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto (24)
10.80	Revolving Line of Credit Notes and Swingline Note, each dated as of December 7, 2010, between Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and the Lenders named therein (24)
10.81	Hazardous Materials Indemnity Agreement, dated as of December 7, 2010, by Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Indemnitors, in favor of TD Bank, N.A., as Administrative Agent, and the other Secured Parties named therein, including all exhibits thereto (24)

10.82	Environmental Reserve Account Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto (24)
10.83*	Severance and Change in Control Agreement, effective as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan (27)
10.83(a)	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan (34)
10.84*	Amended and Restated Employment Agreement, executed December 31, 2010 as of July 12, 2010, between Michael F. Golden and Smith & Wesson Holding Corporation (28)
10.84(a)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden (15)
10.85	Exchange Agreement, dated as of January 14, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein (12)
10.86	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC (29)
10.87	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein (29)
10.88	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC (30)
10.89	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein (30)
10.90*	Severance and Change in Control Agreement, dated March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham (31)
10.90(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham (34)
10.91*	Employment Agreement, dated as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation (32)
10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation (34)
10.92*	Separation Agreement and Release, dated September 26, 2011, between Michael F. Golden and Smith & Wesson Holding Corporation (32)
10.93*	2011 Employee Stock Purchase Plan (32)
10.94*	Letter of Amendment, dated September 9, 2011, between Michael Golden and Smith & Wesson Holding Corporation (34)
10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and Smith & Wesson Holding Corporation (34)
10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation (34)
10.97*	Letter of Amendment, dated September 9, 2011, between Barry Willingham and Smith & Wesson Holding Corporation (34)
10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan (34)
10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan (34)
10.100*	Amended and Restated 2011 Employee Stock Purchase Plan
10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan
10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement
**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2010.
(4)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 6, 2011.
(6)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.
(7)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.
(10)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-153638) filed with the SEC on September 23, 2008.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2011.
(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.
(14)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.
(15)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.
(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.
(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(18)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.
(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.
(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(21)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2010.
(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 25, 2010.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2010.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2011.
(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 16, 2011.
(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 7, 2011.
(31)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on September 7, 2011.
(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2011.
(34)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director	June 28, 2012

P. James Debney	(Principal Executive Officer)

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and	June 28, 2012
Jeffrey D. Buchanan	Treasurer (Principal Accounting and Financial Officer)

/s/ Barry M. Monheit	Chairman of the Board	June 28, 2012
Barry M. Monheit

/s/ Michael F. Golden	Co-Vice Chairman of the Board	June 28, 2012
Michael F. Golden

/s/ Robert L. Scott	Co-Vice Chairman of the Board	June 28, 2012
Robert L. Scott

/s/ Robert H. Brust	Director	June 28, 2012
Robert H. Brust

/s/ John B. Furman	Director	June 28, 2012
John B. Furman

/s/ Mitchell A. Saltz	Director	June 28, 2012
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 28, 2012
I. Marie Wadecki

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) as of April 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 28, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

June 28, 2012

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of:

	April 30, 2012	April 30, 2011
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,334 on April 30, 2012 and $5,821 on April 30, 2011	$56,717	$58,292
Accounts receivable, net of allowance for doubtful accounts of $1,058 on April 30, 2012 and $2,147 on April 30, 2011	48,313	64,753
Inventories	55,296	51,720
Other current assets	4,139	10,212
Assets held for sale (Note 3 and 13)	13,490	—
Deferred income taxes (Note 18)	12,759	14,121
Income tax receivable	—	4,513

Total current assets	190,714	203,611

Property, plant, and equipment, net	60,528	62,390
Intangibles, net	4,532	8,692
Other assets	5,900	6,804

	$261,674	$281,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,618	$40,119
Accrued expenses	20,685	25,356
Accrued payroll	9,002	5,309
Accrued income taxes	291	—
Accrued taxes other than income	4,270	11,421
Accrued profit sharing	8,040	4,081
Accrued product/municipal liability	1,397	2,584
Accrued warranty	5,349	3,424
Liabilities held for sale (Note 3)	5,693	—
Current portion of notes payable	—	30,000

Total current liabilities	83,345	122,294

Deferred income taxes (Note 18)	4,537	7,708

Notes payable, net of current portion	50,000	50,000

Other non-current liabilities	10,948	8,763

Total liabilities	148,830	188,765

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 66,512,097 shares issued and 65,312,097 shares outstanding on April 30, 2012 and 65,710,531 shares issued and 64,510,531 shares outstanding on April 30, 2011	67	66
Additional paid-in capital (Note 18)	189,379	185,373
Accumulated deficit (Note 18)	(70,279)	(86,384)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	112,844	92,732

	$261,674	$281,497

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended April 30,
	(In thousands, except per share data)
	2012	2011	2010
Net sales	$411,997	$342,233	$357,926
Cost of sales	284,008	237,545	238,463

Gross profit	127,989	104,688	119,463

Operating expenses:
Research and development	4,543	4,363	4,185
Selling and marketing	31,317	34,580	30,769
General and administrative	47,213	47,954	44,437

Total operating expenses	83,073	86,897	79,391

Operating income from continuing operations	44,916	17,791	40,072

Other income/(expense):
Other income/(expense), net	78	228	(129)
Interest income	1,505	1,198	950
Interest expense	(7,484)	(5,683)	(4,822)

Total other income/(expense), net	(5,901)	(4,257)	(4,001)

Income from continuing operations before income taxes	39,015	13,534	36,071
Income tax expense	12,582	5,454	14,088

Income from continuing operations	26,433	8,080	21,983
Discontinued operations (Note 3):
Income/(loss) from operations of discontinued security solutions division	(15,945)	(96,055)	11,279
Income tax expense/(benefit)	(5,617)	(5,206)	752

Income/(loss) from discontinued operations	(10,328)	(90,849)	10,527

Net income/(loss)/comprehensive income/(loss)	$16,105	$(82,769)	$32,510

Net income/(loss) per share (Note 2):
Basic—continuing operations	$0.41	$0.13	$0.38

Basic—net income/(loss)	$0.25	$(1.37)	$0.56

Diluted—continuing operations	$0.40	$0.13	$0.37

Diluted—net income/(loss)	$0.25	$(1.30)	$0.53

Weighted average number of common shares outstanding (Note 2):
Basic	64,788	60,622	58,195
Diluted	67,277	63,621	65,456

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stock holders’
(In thousands )	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2009, as adjusted (Note 18)	48,967	$49	$90,674	$(36,125)	$73	1,200	$(6,396)	$48,275
Issuance of common stock in connection with an equity offering, net of costs of $ 2,418	6,000	6	35,011	—	—	—	—	35,017
Issuance of common stock in connection with acquisition of Smith & Wesson Security Solutions, Inc., net of costs of $ 12	5,600	6	38,173	—	—	—	—	38,179
Exercise of employee stock options	127	—	190	—	—	—	—	190
Stock-based compensation	—	—	3,284	—	—	—	—	3,284
Book deduction of stock-based compensation in excess of tax deductions	—	—	(148)	—	—	—	—	(148)
Shares issued under employee stock purchase plan	281	—	1,042	—	—	—	—	1,042
Net income	—	—	—	32,510	—	—	—	32,510
Issuance of common stock under restricted stock unit awards, net of shares forfeited for tax obligations	147	—	(123)	—	—	—	—	(123)

Balance at April 30, 2010, as adjusted (Note 18)	61,122	61	168,103	(3,615)	73	1,200	(6,396)	158,226
Exercise of employee stock options	90	—	144	—	—	—	—	144
Issuance of common stock in connection with acquisition of Smith & Wesson Security Solutions, Inc.	4,080	4	15,174	—	—	—	—	15,178
Stock-based compensation	—	—	1,680	—	—	—	—	1,680
Book deduction of stock-based compensation in excess of tax deductions	—	—	(739)	—	—	—	—	(739)
Shares issued under employee stock purchase plan	351	1	1,061	—	—	—	—	1,062
Issuance of common stock under restricted stock unit awards , net of shares surrendered	68	—	(50)	—	—	—	—	(50)
Net loss	—	—	—	(82,769)	—	—	—	(82,769)

Balance at April 30, 2011, as adjusted (Note 18)	65,711	66	185,373	(86,384)	73	1,200	(6,396)	92,732
Exercise of employee stock options	290	—	628	—	—	—	—	628
Stock-based compensation	—	—	2,484	—	—	—	—	2,484
Book deduction of stock-based compensation in excess of tax deductions	—	—	(144)	—	—	—	—	(144)
Shares issued under employee stock purchase plan	503	1	1,038	—	—	—	—	1,039
Issuance of common stock under restricted stock unit awards , net of shares surrendered	8	—	—	—	—	—	—	—
Net income	—	—	—	16,105	—	—	—	16,105

Balance at April 30, 2012	66,512	$67	$189,379	$(70,279)	$73	1,200	$(6,396)	$112,844

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30 ,
	2012	2011	2010
		(In thousands )
Cash flows from operating activities:
Net income/(loss)	$16,105	$(82,769)	$32,510
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Amortization and depreciation	16,729	14,935	13,623
Loss on sale of business, including loss on sale of discontinued operations	5,688	—
Loss on sale of assets	324	234	516
(Recoveries of)/provision for losses on accounts receivable	(439)	1,379	(278)
Impairment of long-lived assets	—	90,503	—
Deferred income taxes	(1,558)	(480)	6,927
Stock-based compensation expense	2,484	1,680	3,284
Change in contingent consideration	—	(3,060)	(9,587)
Excess book deduction of stock-based compensation	(144)	(739)	(148)
Changes in operating assets and liabilities:
Accounts receivable	7,803	7,327	(14,872)
Inventories	(7,927)	(995)	(5,024)
Other current assets	1,200	(1,717)	(298)
Income tax receivable /payable	4,804	657	(7,986)
Accounts payable	(8,521)	10,861	3,703
Accrued payroll	3,693	(4,031)	1,357
Accrued taxes other than income	(7,151)	8,892	(169)
Accrued profit sharing	3,959	(3,118)	991
Accrued other expenses	(2,554)	1,510	1,369
Accrued product/municipal liability	(1,187)	(193)	(641)
Accrued warranty	2,181	(341)	(580)
Other assets	1,647	(1,453)	(72)
Other non-current liabilities	714	206	(1,533)

Net cash provided by operating activities	37,850	39,288	23,092

Cash flows from investing activities:
Payments for the purchase of Smith & Wess on Security Solutions , Inc.	—	—	(21,074)
Proceeds from sale of business	500	—	—
Receipts from note receivable	19	—	—
Payments to acquire patents and software	(193)	(562)	(889)
Proceeds from sale of property and equipment	199	53	23
Payments to acquire property and equipment	(14,392)	(20,353)	(16,831)

Net cash used in investing activities	(13,867)	(20,862)	(38,771)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,532	51,365	2,950
Cash paid for debt issue costs	(1,850)	(1,145)	(81)
Proceeds from issuance of common stock, net of issuance costs	—	—	35,017
Cash paid for redemption of convertible notes	(30,000)	—	—
Payments on loans and notes payable	(1,532)	(51,365)	(23,283)
Proceeds from Economic Development Incentive Program	4,400	—	—
Proceeds from energy efficiency incentive programs	225	—	—
Proceeds from exercise of options to acquire common stock including employee stock purchase plan	1,667	1,206	1,232
Taxes paid related to restricted stock issuance	—	(50)	(123)

Net cash (used in)/provided by financing activities	(25,558)	11	15,712

Net (decrease )/increase in cash and cash equivalents	(1,575)	18,437	33
Cash and cash equivalents, beginning of period	58,292	39,855	39,822

Cash and cash equivalents, end of period	$56,717	$58,292	$39,855

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,865	$3,820	$3,614
Income taxes	3,963	2,146	16,729

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2012	2011	2010
	(In thousands)
Debt issue costs not paid at year end	$—	$1,837	$—
Capital lease obligation	3,281	—	—
Shares issued in connection with the acquisition of Smith & Wesson Security Solutions, Inc. (Note 2)	—	15,178	—

On July 20, 2009, we acquired Smith & Wesson Security Solutions, Inc. (formerly Universal Safety Response, Inc.) (Note 2)
Accounts receivable	$—	$—	$10,077
Inventories	—	—	3,973
Other current assets	—	—	704
Deferred income tax asset	—	—	692
Property, plant, and equipment	—	—	1,315
Intangible assets	—	—	95,755
Other assets	—	—	10
Accounts payable	—	—	(4,546)
Accrued expenses	—	—	(4,859)
Income tax receivable	—	—	(26)
Other current liabilities	—	—	(8,300)
Other non-current liabilities	—	—	(7,706)
Contingent consideration	—	—	(27,824)
Cash paid for purchase of Smith & Wesson Security Solutions, Inc., net of cash acquired	—	—	(21,074)
Stock paid for purchase of Smith & Wesson Security Solutions, Inc.	—	—	(38,191)

	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Organization — We are one of the world’s leading manufacturers of firearms. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center brand, and the Walther brand and manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States, and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

2. Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty, product liability, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, forfeiture rates on stock-based awards, asset impairments, medical claims payable, and the loss on the sale of our discontinued operations. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries including, but not limited to, Smith & Wesson Corp., Thompson/Center Arms Company, LLC, and Smith & Wesson Security Solutions, Inc. (“SWSS”). The fiscal year-ends of our wholly owned subsidiaries, Smith & Wesson Corp., and SWSS were April 29, 2012, May 1, 2011, and May 2, 2010, a one-day, one-day, and two-day variance to our reported fiscal year ends of April 30, 2012, 2011, and 2010, respectively. These variances did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2012 and April 30, 2011 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

SWSS is being presented as discontinued operations in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference in the notes to the consolidated financial statements refer to results from continuing operations.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (now Thompson/Center Arms Company, LLC) (“TCA”). During fiscal 2012, we merged Thompson Center Holding Corporation into Smith & Wesson Corp.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Derivative Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. At times, we have purchased foreign exchange forward contracts to minimize the impact of fluctuations in foreign exchange rates (see Note 14). As of April 30, 2012 and 2011, we had no foreign exchange forward contracts outstanding.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2012, our accounts exceeded federally insured limits by $56.2 million.

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

One customer accounted for approximately 12.2%, 11.5%, and 10.7% of our net product sales for the fiscal years ended April 30, 2012, 2011, and 2010, respectively. This customer accounted for approximately $5.6 million, or 11.7% of total accounts receivable, as of April 30, 2012. In addition, there was one other customer that accounted for $5.1 million, or 10.7%, of total accounts receivable as of April 30, 2012.

Inventories — We value firearm inventories, consisting primarily of finished firearm components, finished firearms, and related products and accessories, and discontinued security solutions inventory, consisting primarily of mechanical and electrical components required for installation of products, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, building improvements, machinery, equipment, computers, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Building and improvements	10 to 40 years
Machinery and equipment	2 to 10 years

We capitalize tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period not exceeding five years.

Intangible Assets — We amortize intangible assets over their estimated useful lives, which range from eight to 20 years. See Note 10 for additional information regarding intangible assets.

Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our discontinued security solutions products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract. Revenue from our security solutions business has been reclassified as discontinued operations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize trademark licensing revenue for individual licensees on a quarterly basis based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2012, minimum royalties to be collected in the future amounted to approximately $2.2 million as follows (dollars in thousands):

Minimum
For the Year Ended April 30,	Royalty
2013	$872
2014	808
2015	452
2016	100

Total minimum royalties	$2,232

Segment Information — We have historically reported certain financial information under two segments: firearms and security solutions. As a result of our plan to divest SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 3—Discontinued Operations for additional information.

Geographic Information — During April 30, 2012, 2011, and 2010, we had no material personnel or facilities outside of the United States. Sales outside of the United States are detailed in Note 6.

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

Earnings/(Loss) per Share — We calculate basic and diluted earnings/(loss) per common share in accordance with the provisions of ASC 260-10, Earnings Per Share. Basic earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options and other stock-based instruments, if their effect is dilutive.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the year ended April 30,
	2012	2011	2010
Net income/(loss)
Income from continuing operations	$26,433	$8,080	$21,983
Income/(loss) from discontinued operations, net of tax	(10,328)	(90,849)	10,527

Net income/(loss)	$16,105	$(82,769)	$32,510

Weighted average shares outstanding—Basic	64,788	60,622	58,195
Dilutive effect of stock option and award plans	965	2,999	776
Dilutive effect of conversion of convertible debt	1,524	—	6,485

Diluted shares outstanding	67,277	63,621	65,456

Earnings per common share—Basic
Income from continuing operations	$0.41	$0.13	$0.38
Income/(loss) from discontinued operations	$(0.16)	$(1.50)	$0.18
Net income/(loss)	$0.25	$(1.37)	$0.56
Earnings per common share—Diluted (a)
Income from continuing operations	$0.40	$0.13	$0.37
Income/(loss) from discontinued operations	$(0.15)	$(1.43)	$0.19
Net income/(loss)	$0.25	$(1.30)	$0.53

(a)	Included in the calculation for diluted earnings per common share for the years ended April 30, 2012 and 2010, is $499,000 and $2.2 million, respectively, of diluted earnings related to the effect of conversion of convertible debt.

For fiscal 2012, 952,483 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive. For fiscal 2011, 5,515,877 shares of common stock issuable upon conversion of the Convertible Notes (as defined below), 2,345,422 shares of common stock reserved for issuance to the former stockholders of SWSS through date of issuance, and 1,598,124 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted loss per share because the effect would be antidilutive. For fiscal 2010, 691,553 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

Valuation of Long-lived Tangible and Intangible Assets— We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

In accordance with ASC 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of April 30, 2012, we had no goodwill recorded on our books for continuing operations.

Based on a combination of factors that occurred during fiscal 2011, including federal and corporate budgetary constraints, increased price competition, low barrier to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our discontinued security solutions division and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that business. Based on the earnings and cash flow forecast for the next 10 years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $83.9 million in fiscal 2011, which is included in the results of discontinued operations on our consolidated statements of operations and comprehensive income/(loss).

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions that affected our discontinued security solutions division required us to test for impairment of long-lived assets pertaining to that business in fiscal 2011. Based on that assessment, we recorded an impairment charge of $6.6 million, included in the results of discontinued operations on our consolidated statements of operations and comprehensive income/(loss), to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. See Note 3—Discontinued Operations for additional information. See also Note 10—Intangible Assets. No impairment charges were taken for continuing operations in fiscal 2012, 2011, or 2010 based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industry. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years due to our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline with any increase in revenues. We also have assumed that through the current economic downturn, our markets have not contracted for the long term; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Acquisitions —Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration; the fair value of acquired intangible assets, which involve projections of future revenue and cash flows; the fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Additionally, we determine the fair value of the reporting unit, for purposes of the first step in our annual goodwill impairment test, based on an income approach. If prior or future acquisitions are not accretive to our results of operations as expected or our market value declines dramatically, we may be required to complete the second step, which requires significant judgments and estimates and which may result in material impairment charges in the period in which they are determined.

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

Stock Options and Other Awards— As described in Notes 16 and 17, we have an incentive stock plan under which employees and directors receive options to purchase our common stock or other stock-based awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”).

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

The environmental reserve decreased for the fiscal year ended April 30, 2012 by $29,000. During fiscal years ended April 30, 2011 and 2010, the reserve increased by $1.5 million and $0, respectively. On March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire, pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Subsequent to the release of the escrow related to the Rochester, New Hampshire facility, we established a reserve against assets held for sale on our consolidated balance sheet, relating to environmental testing and remediation for that facility of $1.5 million (see Note 19).

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

On November 11, 2011, we initiated a recall of all Thompson/Center Arms VentureTM rifles manufactured since the product’s introduction in mid-2009. As of April 30, 2012, we had incurred $512,000 in recall costs and we estimate the remaining cost of this recall will be $1.0 million, which is included in the accrued warranty balance. Warranty expense for the fiscal years ended April 30, 2012, 2011, and 2010 amounted to $6.3 million, $3.5 million, and $3.0 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	For the Years Ended April 30,
	2012	2011	2010
Beginning Balance	$4,213	$4,588	$5,334
Liabilities assumed in the acquisition of SWSS	—	—	58
Liabilities transferred to held for sale (Note 3)	(256)	—	—
Warranties issued and adjustments to provisions	6,328	3,534	3,004
Warranty claims	(3,873)	(3,909)	(3,808)

Ending Balance	$6,412	$4,213	$4,588

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to $2.7 million, $10.5 million, and $9.2 million for the fiscal years ended April 30, 2012, 2011, and 2010, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $1.7 million, $2.0 million, and $1.7 million in fiscal 2012, 2011, and 2010, respectively, as selling and marketing expenses.

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

Recently Issued Accounting Standards — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. These ASUs do not have a material impact on our consolidated financial statements as we already present comprehensive income/(loss) in our consolidated statements of operations and comprehensive income/(loss).

3. Discontinued Operations

During fiscal 2010, we acquired all of the outstanding capital stock of SWSS. The initial purchase price was $59.3 million, which consisted of $21.1 million in cash and $38.2 million in common stock paid at closing. In addition, the former stockholders of SWSS had the right to earn up to 4,080,000 additional shares of our common stock if SWSS achieved certain EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items) targets, as defined, in calendar years 2009 and 2010. As of the closing date of the acquisition, this contingent consideration was assigned a fair value of $27.8 million. This valuation was established in accordance with ASC 805-20-25-20, Business Combinations Topic. Based on SWSS’s actual calendar year 2009 results, no additional shares were earned or paid for calendar 2009 results as EBITDAS for that period was below the $8.0 million threshold to achieve a distribution. On August 19, 2010, we entered into a waiver and amendment to the merger agreement to waive the achievement of the EBITDAS target for the 2010 calendar year as a condition to the issuance of the 4,080,000 earn-out shares, and instead agreed to issue the 4,080,000 shares to the former stockholders of SWSS on March 18, 2011. Effective August 19, 2010, this liability was adjusted to the fair value of $15.2 million and reclassified to equity. The $3.1 million and $9.6 million in income associated with the reduction in the contingent consideration during the years ended April 30, 2011 and 2010, respectively, has been recorded in other income in discontinued operations as noted below.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. We have presented the assets and liabilities on a separate line as assets and liabilities held for sale on our consolidated balance sheets and the operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of operations and comprehensive income/(loss) for all periods presented. While implementing our plan to divest SWSS, we have determined the fair value of the business to be the market value of the business, less transaction costs. Based on this evaluation, we have recorded a loss on sale of the disposal group of $5.5 million, which is included in the loss from discontinued operations, and is made up of $1.2 million of property, plant, and equipment, $3.2 million of intangible assets, and the remainder being applied to inventory. Prior to the decision to divest the business, we had reported SWSS as a separate segment under the heading of security solutions.

The following is a summary of the operating results of the discontinued operations (dollars in thousands):

	For the Year Ended April 30,
	2012	2011	2010
Net sales from discontinued operations	$30,752	$50,067	$48,250
(Loss)/income before income taxes	$(15,945)	$(96,055)	$11,279
(Loss)/income from discontinued operations (a)	$(10,328)	$(90,849)	$10,527

(a)	Included in the results of operations for fiscal 2012 are $5.5 million of non-cash charges related to the loss on sale of disposal group from the divestiture of our discontinued security solutions division. Included in the results of operations for fiscal 2011 are non-cash charges related to the impairment of goodwill and other intangible assets totaling $90.5 million. In addition, for fiscal 2011, we recorded income of $3.1 million related to the reduction in the acquisition liability related to contingent consideration versus the value recorded as of April 30, 2010. In addition, the results of operations for fiscal 2010 include $9.6 million of income related to the reduction in the acquisition liability related to the contingent consideration versus the value recorded from the July 2009 purchase.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net assets and liabilities qualify as assets and liabilities held for sale because we plan to complete the divestiture within the next 12 months. The following is a summary of assets and liabilities included in our consolidated balance sheets that have been classified as assets held for sale and liabilities held for sale (dollars in thousands):

April 30, 2012
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts	$9,076
Inventories	2,808
Other current assets	547

Total current assets	12,431
Other assets	12

$12,443

LIABILITIES
Current liabilities:
Accounts payable	$2,980
Accrued expenses	2,457
Accrued warranty	256

Total current liabilities	5,693

Total liabilities	$5,693

Included in our consolidated balance sheet as of April 30, 2011, there was $11.8 million in accounts receivable, $5.1 million in inventory, $797,000 in other current assets, $1.6 million in property, plant, and equipment, $3.7 million in intangibles, $2.8 million in accounts payable, $2.3 million in accrued expenses, and $244,000 in accrued warranty related to our discontinued operations.

We also have recorded $1.0 million related to the land and building located in Rochester, New Hampshire and related environmental remediation in assets held for sale on our consolidated balance sheets. See Notes 13 and 20 for further details related to environmental remediation.

4. Notes Payable and Financing Arrangements

Credit Facilities —Pursuant to an amended and restated credit agreement dated December 7, 2010, we increased our revolving line of credit to $120.0 million, removed the accounts receivable and inventory borrowing base limitations, and extended the agreement to December 7, 2014. Pursuant to an amendment of our amended and restated credit agreement dated October 28, 2011, we decreased our revolving line of credit to $60.0 million. As a result of the reduction of our credit facility, we wrote off $563,000 of debt issuance costs to interest expense during fiscal 2012.

The credit facility provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of April 30, 2012, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 5.0% per annum.

As security for the credit facility, TD Bank has a first priority lien on all of our personal property and real estate assets.

We may prepay, in whole or in part, any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse TD Bank, N.A. (“TD Bank”) for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement.

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes (as defined below). On December 15, 2011, holders of Convertible Notes required us to repurchase $29.7 million of Convertible Notes and on January 21, 2012, we redeemed the remaining $334,000 of Convertible Notes utilizing cash on hand. As of April 30, 2012, there were no outstanding Convertible Notes.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due 2016 (“Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”).

In fiscal 2011, we evaluated these exchanges as a modification event under ASC 470-60, Troubled Debt Restructurings by Debtors. Because we are not experiencing financial difficulties, the exchanges were not accounted for as troubled debt restructuring. Consequently, we evaluated each exchange under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments to determine if the modification was substantial. Because the conversion feature was removed in the exchange, the debt modification was determined to be substantial and, accordingly, the exchanged Convertible Notes were extinguished. The fair value of the Senior Notes was equal to the carrying value of the exchanged Convertible Notes; therefore, no gain or loss on extinguishment was recorded. During fiscal 2011, in accordance with ASC 470-50, we amortized $476,000 of deferred financing costs associated with the extinguishment to interest expense.

The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

At any time prior to January 14, 2014, we may, at our option, (a) redeem all or a portion of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date, or (b) redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 104.75% of the principal amount of the Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of clause (b) above, at least 65% of the aggregate original principal amount of the Senior Notes remains outstanding and the redemption occurs within 60 days after the closing of the equity offering. On and after January 14, 2014, we may, at our option, redeem all or a portion of the Senior Notes at a redemption price of (1) 104.75% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2014; or (2) 100% of the principal amount of the Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2015, plus, in either case, accrued and unpaid interest on the Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the Senior Notes from the holders of the Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the Senior Notes mature on January 14, 2016. During May and June 2012, we purchased a total of $6.4 million of our Senior Notes utilizing cash on hand. We paid $550,000 of interest premium relating to these purchases.

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

Debt Issuance Costs — Debt issuance costs related to the TD Bank credit facility, including all related refinancings, amounted to $2.2 million and were recorded in other assets. These costs are being amortized to expense over the life of the credit facility using the straight-line method. For the fiscal year ended April 30, 2012, we amortized a total of $837,000 to interest expense, including the $563,000 of debt issuance costs we wrote off in connection with reducing our credit facility.

We incurred $4.3 million of debt issuance costs associated with the issuance of the Convertible Notes. We amortized these costs on a straight-line basis, which approximates the effective interest rate method, through December 15, 2011, the date of the first redemption. As noted above, we repurchased $30.0 million of Convertible Notes during fiscal 2012. For fiscal 2011, the exchange of Convertible Notes for Senior Notes discussed above resulted in increased amortization expense of $476,000, as noted above. For the fiscal year ended April 30, 2012, we amortized $204,000 to interest expense.

We incurred $1.8 million of debt issuance costs associated with the issuance of the Senior Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through January 14, 2016, the date of maturity. For the fiscal year ended April 30, 2012, we amortized $361,000 to interest expense.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount amortized to interest expense for all debt issuance costs in fiscal 2012, 2011, and 2010 was $1.4 million, $1.5 million, and $1.1 million, respectively, including write-offs related to extinguishment. Future amortization of debt issuance costs is as follows: fiscal 2013 is $560,000; fiscal 2014 is $541,000; fiscal 2015 is $464,000; and fiscal 2016 is $242,000.

The carrying amounts of notes payable as of April 30, 2012 and 2011 were as follows (dollars in thousands):

	April 30, 2012	April 30, 2011
Current portion of long-term debt:
20-year, $80,000 convertible notes	$—	$30,000

Total current portion	$—	$30,000

Non-current portion of long-term debt:
5-year, $50,000 term notes	$50,000	$50,000

Total non-current portion	$50,000	$50,000

The TD Bank credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with these debt covenants as of April 30, 2012.

Letters of Credit — At April 30, 2012, we had outstanding letters of credit aggregating $1.2 million.

5. Capital Lease

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We included $418,000 of short-term capital lease obligation in accrued expenses and $2.9 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of April 30, 2012 (dollars in thousands):

Capital Lease Obligation
2013	$596
2014	596
2015	596
2016	596
2017	1,494

Total future minimum lease payments	3,878
Less amounts representing interest	(597)
Present value of minimum lease payments	3,281
Less current maturities of capital lease	(418)

Long-term maturities of capital lease	$2,863

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. International Sales

We sell our products worldwide. The following table sets forth the breakdown of export sales, which accounted for 4%, 5%, and 8% of net sales for the fiscal years ended April 30, 2012, 2011, and 2010, respectively (dollars in thousands):

	For the Year Ended April 30,
Region	2012	2011	2010
Europe	$5,850	$4,421	$4,011
Asia	4,706	5,970	13,634
Latin America	1,904	1,845	3,825
All others international	4,154	6,563	5,434

Total net international sales	$16,614	$18,799	$26,904

No individual foreign country accounted for more than 10% of net sales.

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or when the first time the advertising takes place. For the fiscal years ended April 30, 2012, 2011, and 2010, advertising expenses, included in selling and marketing expenses, amounted to $14.7 million, $15.1 million, and $13.9 million, respectively.

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2012 and 2011 (dollars in thousands):

	April 30, 2012	April 30, 2011
Machinery and equipment	$111,164	$99,073
Building and improvements	7,453	9,737
Land and improvements	1,362	2,348

	119,979	111,158
Less: Accumulated depreciation	(60,852)	(51,462)

	59,127	59,696
Construction in progress	1,401	2,694

Total property, plant, and equipment, net	$60,528	$62,390

Estimated cost to complete construction in progress is $4.1 million.

Depreciation expense from continuing operations amounted to $13.4 million, $11.1 million, and $9.5 million for the fiscal years ended April 30, 2012, 2011, and 2010, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes depreciation and amortization expense for continuing operations, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	For the Year Ended April 30,
	2012	2011	2010
Cost of products and services sold	$12,337	$9,792	$9,350
Research and development	81	86	81
Selling and marketing	234	207	172
General and administrative	1,430	1,656	542
Interest expense	1,402	1,489	1,100

Total depreciation and amortization	$15,484	$13,230	$11,245

9. Inventories

The following table sets forth a summary of inventories, stated at lower of cost or market, as of April 30, 2012 and 2011 (dollars in thousands):

	April 30, 2012	April 30, 2011
Finished goods	$14,017	$15,409
Finished parts	28,936	18,845
Work in process	7,889	8,091
Raw material	4,454	9,375

Total inventories	$55,296	$51,720

10. Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, developed technology, order backlog, trademarks, tradenames, patents, and software. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from eight to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following table presents a summary of intangible assets (dollars in thousands):

	April 30, 2012
		Transferred to
		Assets Held for
	Historical Value	Sale (Note 3)	Carrying Value	April 30, 2011
Developed technology	$1,380	$(1,380)	$—	$3,120
Customer relationships	1,840	(100)	1,740	100
Patents, trademarks, and tradenames	7,229	(2,007)	5,222	7,036
Software	542	(542)	—	542
Backlog	—	—	—	2,400

	10,991	(4,029)	6,962	13,198
Less: Accumulated amortization	(3,216)	786	(2,430)	(4,506)

Total intangible assets, net	$7,775	$(3,243)	$4,532	$8,692

Amortization expense, excluding amortization of deferred financing costs, amounted to $656,000, $630,000, and $646,000 for the fiscal years ended April 30, 2012, 2011, and 2010, respectively. We expect amortization expense will be approximately $700,000 annually over each of the next five fiscal years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Receivables from Insurance Carriers

As discussed in Notes 15 and 19, we are party to lawsuits related to the use of our firearm products. We carry insurance that covers certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

There has been no activity in the receivable account since fiscal 2009. The outstanding balance as of April 30, 2012 and 2011 was $2.1 million ($25,000 in other current assets and $2.0 million in non-current assets). Our insurance carriers paid no defense costs in fiscal 2012 or 2011.

12. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2012 and 2011 (dollars in thousands):

	April 30, 2012		April 30, 2011
Accrued distributor incentives	$5,453		$6,301
Accrued professional fees	3,682		4,585
Accrued rebates and promotions	2,862		1,731
Accrued employee benefits	1,902		2,690
Interest payable	1,783		1,575
Accrued commissions	1,235		1,383
Accrued workers’ compensation	766		593
Accrued utilities	436		579
Current portion of capital lease obligation	418		—
Accrued severance/restructuring costs (Note 13)	345		1,252
Pension liability	117		111
Deferred revenue	80	(a)	1,855
Accrued other	1,606		2,701

Total accrued expenses	$20,685		$25,356

(a)	Deferred revenue of $1.7 million relating to the divestiture of our security solutions business has been reclassified to liabilities held for sale, which is not included in the above table.

13. Plant Consolidation

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

In connection with the plant consolidation, in January 2012, we completed the sale of K.W. Thompson, a company that included our foundry operations and which was a subsidiary of Thompson/Center Arms, for a purchase price of $900,000. Upon closing of the sale agreement, we issued a $400,000 note receivable that bears interest at 4% and matures in January 2017. We have recorded $75,000 of the note receivable included in other current assets and $301,000 included in other assets on our consolidated balance sheets. We also recorded a loss on sale of business, which was calculated as the net assets sold in excess of the purchase price, $241,000 of which is included in general and administrative expenses on our consolidated statements of operations and comprehensive income/(loss). The business sold was not included in discontinued operations because the operations were not material to our overall consolidated financial statements.

The land and building located in Rochester, New Hampshire have been classified as assets held for sale on our consolidated balance sheets in accordance with ASC 360-10-45, Impairment or Disposal of Long Lived Assets. The net book values of our assets held for sale totaled $2.5 million and is stated at the lower of the carrying value or fair value. On March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire. The purchase and sale agreement is subject to customary closing conditions and environmental regulatory clearances and is scheduled to close in the third quarter of fiscal 2013. The purchase and sale agreement provides that we will indemnify the buyer from losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. We have estimated the total site remediation costs at $1.5 million and have established an accrual equal to that amount offsetting assets held for sale on our consolidated balance sheets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal year ended April 30, 2012, we recorded $3.0 million in expenses related to facilities and employee severance, including $2.5 million of restructuring expenses in costs of goods sold, excluding the impact of reduced productivity and efficiencies in our Rochester, New Hampshire facility, and $493,000 in operating expenses. We do not anticipate any additional expenses relating to the plant consolidation during fiscal 2013 that would materially impact our financial results. The total amount incurred in connection with our restructuring plan was $5.6 million, with $2.5 million for employee severance and relocation expenses and $3.1 million for facilities-related expenses.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the year ended April 30, 2012 for the plan discussed above (dollars in thousands):

	Employee Severance and Termination Benefits	Facilities-Related Costs
Balance at April 30, 2010	$—	$—
Costs incurred during the period	1,383	1,279
Costs paid or settled during the period	(131)	(870)

Balance at April 30, 2011	$1,252	$409
Costs incurred during the period	1,146	1,832
Costs paid or settled during the period	(2,053)	(2,241)

Balance at April 30, 2012	$345	$—

On December 21, 2010, under the Economic Development Incentive Program (“EDIP”) of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $4.4 million during the fiscal year ended April 30, 2012. As of April 30, 2011, we had recorded the $4.4 million of the amount received for the ITC as a contra asset account, which is included in Property, Plant, and Equipment. During fiscal 2012, we received $4.4 million of the tax credit because of our compliance with the written EDIP Investment Analysis Plan.

14. Fair Value Measurement

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

We currently do not have any Level 2 financial assets or liabilities.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2012 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (dollars in thousands):

	April 30,		April 30,
Description	2012	(Level 1)	2011	(Level 1)
Assets:
Cash equivalents	$56,698	$56,698	$58,283	$58,283

Total assets	$56,698	$56,698	$58,283	$58,283

15. Self-Insurance Reserves

As of April 30, 2012 and 2011, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.0 million and $9.5 million, respectively, of which $5.4 million and $4.6 million, respectively, have been classified as non-current and are included in other non-current liabilities and $2.2 million and $2.3 million, respectively, have been included in accrued expenses, and $1.4 million and $2.6 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of April 30, 2012 and 2011, $332,000 and $221,000, respectively, of excess workers’ compensation receivable had been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $11.4 million, $11.5 million, and $10.3 million for the fiscal years ended April 30, 2012, 2011, and 2010, respectively.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2012, 2011, and 2010 (dollars in thousands):

	For the Year Ended April 30,
	2012	2011	2010
Beginning balance	$9,456	$9,694	$10,985
Additional provision charged to expense	11,400	11,461	10,250
Payments	(11,876)	(11,699)	(11,541)

Ending balance	$8,980	$9,456	$9,694

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, and workers’ compensation when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2012 and 2011, we had accrued reserves for product and municipal litigation liabilities of $4.5 million and $5.5 million, respectively (of which $3.1 million and $2.9 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2012 and 2011, we had recorded receivables from insurance carriers related to these liabilities of $2.0 million in each year, of which $2.0 million in each year has been classified as other assets and the remaining amount of $25,000 has been classified as other current assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock Option and Employee Stock Purchase Plans

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

Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Generally, awards vest over a period of three years and are exercisable for a period of ten years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer resigned on September 26, 2012 and continues his service as a member of our board of directors and was appointed co-vice chairman of the Board. As of April 30, 2012, there were 350,000 options outstanding relating to this grant, which expire on December 6, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the fiscal years ended April 30, 2012, 2011, and 2010 are as follows:

	For the Year Ended April 30,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,137,565	$4.73	3,207,264	$4.93	2,428,263	$4.76
Granted during year	1,405,600	4.08	755,600	3.85	950,500	5.12
Exercised during year	(290,168)	2.17	(90,334)	1.60	(126,499)	1.51
Canceled/forfeited during year	(264,833)	5.03	(734,965)	5.06	(45,000)	9.43

Options outstanding, end of year	3,988,164	$4.67	3,137,565	$4.73	3,207,264	$4.93

Weighted average remaining contractual life	6.98 years		5.95 years		6.99 years

Options exercisable, end of year	2,080,692	$5.14	2,101,705	$4.91	1,866,101	$4.35

Weighted average remaining contractual life	5.09 years		4.47 years		5.55 years

As of April 30, 2012, there were 4,602,033 shares available for grant under the 2004 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted share awards, and ESPP issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2012, 2011, and 2010 was $16.0 million, $1.6 million, and $2.7 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2012, 2011, and 2010 was $8.2 million, $1.6 million, and $2.6 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2012, 2011, and 2010 was $982,000, $186,000, and $543,000, respectively. At April 30, 2012, the total unamortized fair value of options was $2.7 million, which will be recognized over the remaining vesting period of 3.0 years.

We had an ESPP that commenced on June 24, 2002 (the “2001 ESPP”), which authorized the sale of up to 10,000,000 shares of our common stock to employees. The 2001 ESPP continued in effect for a term of 10 years and expired with the offering period that ended March 31, 2012. All options and rights to participate in the 2001 ESPP are nontransferable and subject to forfeiture in accordance with the 2001 ESPP guidelines. As of April 30, 2012, we had issued 2,398,630 shares of common stock under the 2001 ESPP. During fiscal 2012, 2011, and 2010, 502,898, 350,971, and 280,438, shares were purchased under the 2001 ESPP, respectively.

On September 26, 2011, our stockholders approved the 2011 ESPP to replace our expiring 2001 ESPP. Initially, there was a total of 6,000,000 shares of our common stock reserved under the 2011 ESPP, which includes any shares available for issuance under the 2001 ESPP on the first offering date under the 2011 ESPP, but not to exceed 6,000,000 shares. The shares included in the 2011 ESPP are no longer be available for issuance under the 2001 ESPP. The 2011 ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value (“FMV”) per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer the 2011 ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. The 2011 ESPP’s effective date is April 1, 2012, and the 2011 ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under the 2011 ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. As of April 30, 2012, no shares of common stock were issued under the 2011 ESPP.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options and warrants issued to employees using the Black-Scholes model at the time the options and warrants were granted. That amount is then amortized over the vesting period of the option or warrant. With our 2011 ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of the offering period.

The following assumptions were used in valuing our options and 2001 ESPP purchases during the 12-month periods ended April 30, 2012, 2011, and 2010:

	For the Year Ended April 30,
	2012	2011	2010
Stock option grants:
Risk-free interest rate	0.85 -2.20%	1.31 -2.47%	3.42 -3.80%
Expected term	5.30 -8.18 years	5.36 -9.0 years	7.08 -10.0 years
Expected volatility	66.9 - 74.6%	69.5 - 76.4%	76.0 - 76.9%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.08%	0.18%	0.21%
Expected term	6 months	6 months	6 months
Expected volatility	51.3%	34.0%	60.9%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or 2011 ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The weighted-average fair value of stock options granted during fiscal 2012, 2011, and 2010 was $2.66, $2.63, and $4.00, respectively. During fiscal 2012, 2011, and 2010, we granted 1,405,600, 755,600, and 950,500 option shares, respectively. The total stock-based compensation expense, including stock options, purchases under the 2001 ESPP, and RSU and PSU awards, was $2.5 million, $1.7 million, and $3.3 million, for fiscal years 2012, 2011, and 2010, respectively. Stock-based compensation expense is included in general and administrative expenses.

We grant service-based RSUs to employees and consultants. The grants are made at no cost to the recipient. RSUs represent one share of our common stock and do not carry voting or dividend rights. RSU grants to employees generally vest over a period of three years with one-third of the units vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is being amortized to compensation expense over the vesting period.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We grant PSUs with market conditions to our executive officers. At the time of grant, we calculate the fair value of our PSUs using Monte-Carlo simulation. We incorporate the following variables into the valuation model:

For the Year Ended April 30,
	2012	2011
Grant date fair market value
Smith & Wesson Holding Corporation	$3.57 - 7.98	$3.69 - 3.92
NASDAQ Composite Index	$—	$2,295.36 - 2,369.77
Russell 2000 Index	$798.05 - 2,781.91	$—
Volatility (a)
Smith & Wesson Holding Corporation	51.43 - 67.67%	83.96 - 84.65%
NASDAQ Composite Index	—	31.45 - 31.48%
Russell 2000 Index	27.64 - 29.97%	—
Correlation coefficient (b)	0.46 - 0.49	0.39
Risk-free interest rate (c)	0.40 - 0.63%	0.66 - 0.85%
Dividend yield (d)	0%	0%

(a)	Volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three year performance period.
(d)	We do not expect to pay a dividend.

The PSUs vest, and the fair value of the PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of PSUs that may be earned depends upon the total stockholder return (“TSR”) of our common stock compared to the TSR of the Russell 2000 Index (the “RUT”) or NASDAQ Composite Index (the “IXIC”), as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as appropriate, by 10% in order for the target award to be earned.

During the fiscal year ended April 30, 2012, we granted 149,873 service-based RSUs to employees and consultants. On April 24, 2012, we granted 114,000 PSUs to certain of our executive officers. On July 12, 2011, we granted 95,200 PSUs to certain of our executive officers.

During the fiscal year ended April 30, 2012, we cancelled 88,700 PSUs previously granted to our former President and Chief Executive Officer due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $350,000 for the 12 months ended April 30, 2012. During the 12 months ended April 30, 2012, we delivered 9,500 shares of common stock to employees and consultants under vested RSUs with a total market value of $43,000.

During the fiscal year ended April 30, 2011, we granted 7,500 service-based RSUs to consultants and 120,200 PSUs to certain of our executive officers. We delivered 67,195 shares of common stock with a total market value of $271,000, under RSUs that vested during such period.

During the fiscal year ended April 30, 2011, we cancelled an aggregate of 134,999 PSUs, consisting of (i) 53,333 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2011, (ii) 40,000 PSUs previously granted to our former Executive Vice President and Chief Financial Officer due to the service period condition not being met, (iii) 15,000 PSUs previously granted to our former President of SWSS due to the service period condition not being met, and (iv) 26,666 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2010. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $905,000 impact of the 134,999 cancelled PSUs previously granted to the former employees named above, was $281,000 for the fiscal year ended April 30, 2011.

During the fiscal year ended April 30, 2010, we granted 7,500 RSUs to consultants. We granted 39,900 PSUs to our former President and Chief Executive Officer and our former Executive Vice President and Chief Financial Officer. All of the PSUs granted in fiscal year 2010 have been forfeited due to the service period condition not being met.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended April 30, 2010, 53,333 PSUs previously awarded to our former President and Chief Executive Officer vested and were delivered in fiscal 2011. Share-based compensation expense recognized related to RSU and PSU grants to certain employees and non-employees was approximately $423,000 for the fiscal year ended April 30, 2010.

The grant date fair value of RSUs and PSUs that vested in fiscal 2012, 2011, and 2010 was $43,000, $321,000, and $1.4 million, respectively. As of April 30, 2012, there was $1.9 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 2.3 years.

A summary of activity in unvested RSUs and PSUs for fiscal years 2012, 2011, and 2010, is as follows:

	For the Year Ended April 30,
	2012		2011		2010
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of year	123,600	$5.27	210,727	$10.32	346,944	$9.89
Awarded	359,073	7.66	127,700	3.87	47,400	5.31
Vested	(9,500)	4.18	(79,828)	11.36	(171,284)	8.16
Forfeited	(89,033)	5.31	(134,999)	8.22	(12,333)	9.12

RSUs and PSUs outstanding, end of year	384,140	$7.91	123,600	$5.27	210,727	$10.32

17. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed $1.5 million, $991,000, and $1.6 million for the fiscal years ended April 30, 2012, 2011, and 2010, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes up to 15% of qualifying payroll, as defined, to the plan each year. For fiscal 2012, we plan to contribute approximately $8.0 million. We contributed $4.1 million and $7.2 million for the fiscal years ended April 30, 2011 and 2010, respectively. Contributions are funded after the fiscal year-end.

18. Income Taxes

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense from continuing operations consists of the following (dollars in thousands):

	For the Year Ended April 30,
	2012	2011	2010
Current:
Federal	$9,816	$1,701	$8,718
State	2,050	1,931	2,348

Total current	11,866	3,632	11,066
Deferred:
Deferred federal	778	2,223	2,920
Deferred state	(62)	(401)	102

Total deferred	716	1,822	3,022

Total income tax expense	$12,582	$5,454	$14,088

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (dollars in thousands):

	For the Year Ended April 30,
	2012	2011	2010
Federal income taxes expected at 35% statutory rate	$13,655	$4,737	$12,625
State income taxes, less federal income tax benefit	1,328	452	1,439
Employee Stock Purchase Plan	83	96	154
Other	60	238	712
Business meals and entertainment	98	100	121
Worthless stock deduction	(1,845)	—	—
Depreciation-permanent	—	(22)	(2)
Domestic production activity deduction	(676)	—	(445)
Research and development tax credit	(100)	(242)	(53)
Change in uncertain tax positions	(21)	95	(463)

Total income tax expense	$12,582	$5,454	$14,088

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future tax benefits (deferred tax liabilities) related to temporary differences are the following (dollars in thousands):

	April 30,
	2012	2011 (Adjusted)(a)
Current tax assets (liabilities):
Environmental reserves	$108	$118
Inventory reserves	5,020	5,040
Product liability	532	833
Accrued expenses, including compensation	4,542	5,492
Warranty reserve	2,206	1,306
Other	105	1,025 (a)
Property taxes	(51)	(51)
Promotions	756	616
Less valuation allowance	(459)	(258)

Net deferred tax asset — current	$12,759	$14,121

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$2,370	$2,253
Environmental reserves	224	222
Product liability	419	464
Workers’ compensation	725	542
Warranty reserve	412	303
Stock-based compensation	3,495	3,163 (a)
State bonus depreciation	583	404
Property, plant, and equipment	(11,600)	(11,584)
Intangible assets	452	(2,528)
Transaction costs	(91)	(189)
Pension	142	136
Other	—	24
Less valuation allowance	(1,668)	(918)

Net deferred tax liability — non-current	$(4,537)	$(7,708)

Net deferred tax asset — total	$8,222	$6,413

(a)	Deferred taxes related to stock compensation have been adjusted from amounts reported in the prior year as noted below.

As required by ASC 740-10, Accounting for Income Taxes, we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. Management is unaware of any recent or expected future changes in tax laws that would have a material impact on our financial statements.

During fiscal 2012, we noted an amount recorded in deferred taxes related to warrants that we had repurchased during fiscal 2006. The inclusion of a deferred tax asset related to these warrants was no longer required and should have been released during fiscal 2006. In order to reverse the liability and to properly reflect the deferred tax accounts from fiscal 2006 through fiscal 2011, we recorded an adjustment to the April 30, 2009 balances as follows: increasing long term deferred tax liabilities by $2.4 million, increasing current deferred tax assets by $48,000, decreasing additional paid-in capital by $430,000, and increasing accumulated deficit by $1.9 million. The effect of these adjustments is immaterial to prior years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had federal net operating loss carryforwards amounting to $865,000 as of April 30, 2012, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $403,000 in fiscal 2012 and $108,000 for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $19.4 million and $10.9 million in state net operating loss carryforwards as of April 30, 2012 and 2011, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2032. There were $1.9 million and $1.7 million of state tax credit carryforwards as of April 30, 2012 and 2011, respectively. The state tax credit carryforwards will expire between April 30, 2014 and April 30, 2025 or have no expiration date.

As of April 30, 2012, valuation allowances of $827,000 and $1.1 million were provided on our deferred tax assets for state net operating loss carryforward, and state tax credits, respectively, that we do not anticipate using prior to their expiration and $239,000 for other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2011, valuation allowances of $26,000, $445,000, and $705,000 were provided on our deferred tax assets for a federal capital loss carryforward, state net operating loss carryforwards, and state tax credits, respectively. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to our operations in Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2012 or 2011, as we believe that it is more likely than not that all such assets will be realized.

At April 30, 2012 and 2011, we had gross tax-effected unrecognized tax benefits of $1.2 million and $1.1 million, respectively, of which the entire amounts, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2012 and 2011, we have $260,000 and $178,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other current and non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	April 30,
	2012	2011
Beginning balance	$1,123	$1,923
Gross increases/(decreases)—tax positions in prior year	(5)	112
Gross decreases—current period tax positions	—	(871)
Settlements	(9)	(119)
Interest, penalties, and impact of state deductions on federal taxes	85	78
Lapse of statute of limitations	(44)	—

Ending balance	$1,150	$1,123

Approximately $386,000 of our unrecognized tax benefits has been classified as current income tax liabilities because a payment of cash is anticipated within one year of the balance sheet date or the statute is expected to expire. In fiscal 2013, we expect to incur additional taxes, interest and penalties on uncertain tax positions. The remainder has been classified as non-current because a payment of cash is not anticipated within one year. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2008.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies

Litigation

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who are pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss. We cannot predict, however, when the investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

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

We are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees.

We are a defendant in approximately nine product liability cases and are aware of approximately 12 other product liability claims, primarily alleging defective product design, defective manufacturing or failure to provide adequate warnings. In addition, we are a co-defendant in a case brought by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to in excess of $1.4 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

We are vigorously defending ourselves in the lawsuits to which we are subject. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming, and diverts the time and attention of our management.

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

For the fiscal years ended April 30, 2012, 2011, and 2010, we paid $401,000, $1.3 million, and $1.0 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $105,000, $70,000, and $1.1 million, respectively, in those fiscal years in settlement fees related to product liability cases.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

In fiscal 2012, we recorded income of $560,000 to recognize changes in our product liability and municipal litigation liability. In fiscal 2011 and 2010, we recorded income and expense of $1.0 million and $74,000, respectively, to recognize changes in our product liability and municipal litigation liability.

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

Pursuant to the merger agreement related to our acquisition of Thompson/Center Arms, the former stockholders of Thompson Center Holding Corporation agreed to indemnify us for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. Of the purchase price, $8.0 million was placed in an escrow account, a portion of which was to be applied to environmental remediation at the manufacturing site in Rochester, New Hampshire. In November 2008, $2.5 million of the escrow account was released to the former stockholders of Thompson Center Holding Corporation. We and the former stockholders of Thompson Center Holding Corporation entered into a settlement agreement under which $1.2 million was released to us from the escrow account for remediation costs and the remainder was released to such former stockholders. On March 30, 2012, we entered into a purchase and sale agreement for the land and building located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to Thompson/Center Arms’ manufacturing activities. We have estimated the total site remediation costs at $1.5 million and have offset the costs against assets held for sale on our consolidated balance sheet. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

As of April 30, 2012 and 2011, we had reserves of $2.1 million, including $1.5 million relating to the land and building located in Rochester, New Hampshire, for environmental matters that were reclassified to assets held for sale during fiscal 2012, for remediation of the sites referred to above and believe that the time frame for remediation is currently indeterminable. As of April 30, 2012 and 2011, we had recorded $577,000 and $2.0 million, respectively of the environmental reserve in non-current liabilities with the remaining balances recorded in accrued expenses. Based on the indeterminable time frame for remediation, the time frame for payment of such remediation is likewise currently indeterminable, thus making any net present value calculation impracticable. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used, when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

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

Suppliers

The inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers.

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.2 million as of April 30, 2012. We had restricted cash totaling $3.3 million as of April 30, 2012 of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2013; machinery and photocopiers at our Springfield and Houlton locations with various expiration dates; and vehicles for our national sales force.

As of April 30, 2012, the lease commitments were as follows (dollars in thousands):

For the Year Ended April 30,	Amount
2013	$1,445
2014	1,028
2015	315
2016	31
2017	2

$2,821

Rent expense in the fiscal years ended April 30, 2012, 2011, and 2010 was $2.3 million, $2.1 million, and $1.5 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2012 and 2011. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (dollars in thousands, except per share data):

	For the Year Ended April 30, 2012
	First	Second	Third	Fourth		Full
	Quarter	Quarter	Quarter	Quarter		Year
Net sales	$91,730	$92,299	$98,125	$129,843		$411,997

Gross profit	26,516	24,606	30,004	46,863		127,989
Income from continuing operations, net of tax	2,275	948	5,393	17,817		26,433
Loss from discontinued operations, net of tax	(1,485)	(2,539)	(955)	(5,349	)(a)	(10,328)

Net income/(loss)	$790	$(1,591)	$4,438	$12,468		$16,105
Per common share

Basic—continuing operations	$0.04	$0.01	$0.08	$0.27		$0.41
Diluted—continuing operations	$0.04	$0.01	$0.08	$0.27		$0.40
Basic—net income/(loss)	$0.01	$(0.02)	$0.07	$0.19		$0.25
Diluted—net income/(loss)	$0.01	$(0.02)	$0.07	$0.19		$0.25

Market price (low-high)	$2.63-3.67	$2.29-3.39	$2.72-5.20	$4.93-8.60		$2.29-8.60

	For the Year Ended April 30, 2011
	First	Second		Third		Fourth	Full
	Quarter	Quarter		Quarter		Quarter	Year
Net sales	$77,763	$83,565		$79,238		$101,667	$342,233

Gross profit	28,629	25,427		19,391		31,240	104,688

Income/(loss) from continuing operations, net of tax	3,830	2,572		(2,715)		4,393	8,080

Income/(loss) from discontinued operations, net of tax	2,382	(39,857	)(a)	(50,121	)(a)	(3,253)	(90,849)

Net income/(loss)	$6,212	$(37,285)		$(52,836)		$1,140	$(82,769)
Per common share

Basic—continuing operations	$0.06	$0.04		$(0.05)		$0.07	$0.13

Diluted—continuing operations	$0.06	$0.04		$(0.05)		$0.07	$0.13
Basic—net income/(loss)	$0.10	$(0.62)		$(0.88)		$0.02	$(1.37)
Diluted—net income/(loss)	$0.10	$(0.58)		$(0.88)		$0.02	$(1.30)

Market price (low-high)	$3.83-4.71	$3.53-4.11		$3.54-4.20		$3.27-4.06	$3.27-4.71

(a)	The loss recorded during the fourth quarter of fiscal 2012 related primarily to the anticipated loss on sale of our discontinued security solutions business. The loss recorded during the second and third quarters of fiscal 2011 related primarily to the impairment of goodwill and intangible assets. See Note 3 for further details.

Schedule VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2012, 2011, and 2010

		Additions
	Balance at May 1,	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at April 30,
2012
Allowance for doubtful accounts	$2,147	$(439)	$—		$(650)	$1,058
Inventory reserve	7,117	511	(206	)(4)	(457)	6,965
Deferred tax valuation allowance	1,176	951	—		—	2,127
Warranty reserve	4,213	6,328	(256	)(4)	(3,873)	6,412
Product and municipal liabilities	5,473	(560)	—		(401)	4,512
Workers compensation	2,282	1,890	—		(1,164)	3,008
Environmental	2,077	—	(1,470	)(3)	(30)	577

2011
Allowance for doubtful accounts	$811	$1,379	$—		$(43)	$2,147
Inventory reserve	7,152	607	—		(642)	7,117
Deferred tax valuation allowance	676	500	—		—	1,176
Warranty reserve	4,588	3,534	—		(3,909)	4,213
Product and municipal liabilities	5,760	1,009	—		(1,296)	5,473
Workers compensation	2,321	734	—		(773)	2,282
Environmental	657	288	1,182	(2)	(50)	2,077

2010
Allowance for doubtful accounts	$2,386	$(278)	$271	(1)	$(1,568)	$811
Inventory reserve	6,524	2,115	—		(1,487)	7,152
Deferred tax valuation allowance	675	1	—		—	676
Warranty reserve	5,334	3,004	58	(1)	(3,808)	4,588
Product and municipal liabilities	6,880	(74)	—		(1,046)	5,760
Workers compensation	2,523	240	—		(442)	2,321
Environmental	754	—	—		(97)	657

(1)	Increase in allowance for doubtful accounts and warranty reserve was a result of the acquisition of SWSS on July 20, 2009.
(2)	Increase in environmental reserve was as a result of settlement with the former owners of Thompson/Center Arms regarding the environmental escrow established at acquisition for the Rochester, New Hampshire facility.
(3)	Decrease in environmental reserve was the result of a reclassification of the reserve related to the Rochester, New Hampshire facility to assets held for sale.
(4)	Decrease in the inventory reserve and warranty reserves was the result of a reclassification of assets and liabilities held for sale that relate to the SWSS disposal group.