Form 10-Q
period 2012-07-31
SMITH & WESSON HOLDING CORP
filed 2012-09-06
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The registrant had 65,497,767 shares of common stock, par value $0.001, outstanding as of September 1, 2012.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 6. Exhibits	24
Signatures	25

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2013 and thereafter; estimated warranty costs related to the Thompson/Center Arms VentureTM rifle recall; future investments for capital expenditures as a percentage of revenue; estimated tax deductions for the sale of our security solutions business; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012, filed with the SEC on June 28, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

As of:

	July 31, 2012	April 30, 2012
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,336 on July 31, 2012 and $3,334 on April 30, 2012	$60,543	$56,717
Accounts receivable, net of allowance for doubtful accounts of $1,174 on July 31, 2012 and $1,058 on April 30, 2012	53,289	48,313
Inventories	62,827	55,296
Other current assets	9,410	4,139
Assets held for sale (Notes 3 and 14)	1,047	13,490
Deferred income taxes	12,759	12,759

Total current assets	199,875	190,714

Property, plant, and equipment, net	63,190	60,528
Intangibles, net	4,374	4,532
Other assets	5,496	5,900

	$272,935	$261,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,322	$28,618
Accrued expenses	17,865	20,685
Accrued payroll	8,007	9,002
Accrued income taxes	8,148	291
Accrued taxes other than income	4,002	4,270
Accrued profit sharing	10,215	8,040
Accrued product/municipal liability	1,429	1,397
Accrued warranty	5,218	5,349
Liabilities held for sale (Note 3)	—	5,693
Current portion of notes payable	1,271	—

Total current liabilities	81,477	83,345

Deferred income taxes	4,537	4,537

Notes payable, net of current portion	43,556	50,000

Other non-current liabilities	11,221	10,948

Total liabilities	140,791	148,830

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 66,608,175 shares issued and 65,408,175 shares outstanding on July 31, 2012 and 66,512,097 shares issued and 65,312,097 shares outstanding on April 30, 2012	67	67
Additional paid-in capital	190,892	189,379
Accumulated deficit	(52,492)	(70,279)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	132,144	112,844

	$272,935	$261,674

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended:
	(In thousands, except per share data)
	July 31, 2012	July 31, 2011
Net sales	$135,995	$91,730
Cost of sales	84,702	65,213

Gross profit	51,293	26,517

Operating expenses:
Research and development	1,143	1,338
Selling and marketing	6,828	8,125
General and administrative	12,026	11,520

Total operating expenses	19,997	20,983

Operating income from continuing operations	31,296	5,534

Other income/(expense):
Other income/(expense), net	—	34
Interest income	368	403
Interest expense	(1,987)	(1,941)

Total other income/(expense), net	(1,619)	(1,504)

Income from continuing operations before income taxes	29,677	4,030
Income tax expense	10,807	1,753

Income from continuing operations	18,870	2,277
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(1,682)	(2,702)
Income tax benefit	(599)	(1,216)

Loss from discontinued operations	(1,083)	(1,486)

Net income/comprehensive income	$17,787	$791

Net income per share (Note 12):
Basic—continuing operations	$0.29	$0.04

Basic—net income	$0.27	$0.01

Diluted—continuing operations	$0.28	$0.04

Diluted—net income	$0.27	$0.01

Weighted average number of common shares outstanding (Note 12):
Basic	65,352	64,529
Diluted	66,798	64,942

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended July 31, 2012

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2012	66,512	$67	$189,379	$(70,279)	$73	1,200	$(6,396)	$112,844
Exercise of employee stock options	89	—	527	—	—	—	—	527

Stock-based compensation	—	—	898	—	—	—	—	898

Tax deduction of stock-based compensation in excess of book deductions	—	—	88	—	—	—	—	88
Issuance of common stock under restricted stock unit awards	7	—	—	—	—	—	—	—
Net income	—	—	—	17,787	—	—	—	17,787

Balance at July 31, 2012	66,608	$67	$190,892	$(52,492)	$73	1,200	$(6,396)	$132,144

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended:
	July 31, 2012	July 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$17,787	$791
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Amortization and depreciation	3,985	3,629
Loss on sale of discontinued operations, including $45 of stock-based compensation expense (Note 12)	798	—
(Gain)/loss on sale of assets	(14)	199
Provisions for/(recoveries of) losses on accounts receivable	75	(360)
Change in disposal group assets and liabilities	(1,112)	(29)
Stock-based compensation expense	853	587
Excess book deduction of stock-based compensation	—	(249)
Changes in operating assets and liabilities:
Accounts receivable	(5,051)	(5,991)
Inventories	(7,531)	(5,887)
Other current assets	(2,447)	(1,235)
Income tax receivable/payable	7,857	387
Accounts payable	(3,296)	(6,335)
Accrued payroll	(1,600)	1,195
Accrued taxes other than income	(268)	(1,056)
Accrued profit sharing	2,175	1,244
Accrued other expenses	(3,430)	(2,493)
Accrued product/municipal liability	32	(174)
Accrued warranty	(131)	52
Other assets	174	(23)
Other non-current liabilities	423	192

Net cash provided by/(used in) operating activities	9,279	(15,556)

Cash flows from investing activities:
Proceeds from sale of discontinued operations (Note 3)	5,500	—
Receipts from note receivable	18	—
Payments to acquire patents and software	—	(4)
Proceeds from sale of property and equipment	14	1
Payments to acquire property and equipment	(6,278)	(4,730)

Net cash used in investing activities	(746)	(4,733)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,753	1,532
Cash paid for debt issue costs	—	(1,837)
Proceeds from energy efficiency incentive programs	—	225
Payments on capital lease obligation	(150)	—
Payments on loans and notes payable	(6,925)	(421)
Proceeds from exercise of options to acquire common stock	527	180
Excess tax benefit of stock-based compensation	88	—

Net cash used in financing activities	(4,707)	(321)

Net increase/(decrease) in cash and cash equivalents	3,826	(20,610)
Cash and cash equivalents, beginning of period	56,717	58,292

Cash and cash equivalents, end of period	$60,543	$37,682

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,974	$4,109
Income taxes	2,397	398

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

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

(2) Basis of Presentation:

The consolidated balance sheet as of July 31, 2012, the consolidated statements of income and comprehensive income for the three months ended July 31, 2012 and 2011, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2012, and the consolidated statements of cash flows for the three months ended July 31, 2012 and 2011 have been prepared by us, without audit.

Smith & Wesson Security Solutions, Inc. (“SWSS”), our security solutions division, is being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of income and comprehensive income items in the notes to the consolidated financial statements refers to results from continuing operations.

The quarter end for our wholly owned subsidiaries Smith & Wesson Corp. and SWSS, was July 29, 2012, a two-day variance to our reported fiscal quarter end of July 31, 2012. This variance did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2012 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2012 has been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2012, filed with the SEC on June 28, 2012. The results of operations for the three months ended July 31, 2012 may not be indicative of the results that may be expected for the year ending April 30, 2013 or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated financial statements related to discontinued operations have been reclassified to conform to the current period’s presentation.

(3) Discontinued Operations:

Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet Group, Inc. (“FutureNet”) whereby FutureNet acquired substantially all of the assets and assumed certain of the liabilities of SWSS for a purchase price of $8.3 million, including an $824,000 working capital adjustment. On July 26, 2012, we completed the disposition of SWSS and received $5.5 million in cash and recorded a receivable equal to $2.8 million in other current assets for the remaining portion of the purchase price. Prior to the disposition, we presented the assets and liabilities on separate lines as held for sale on our consolidated balance sheets. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income and comprehensive income for all periods presented. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During fiscal 2012, we recognized a loss on sale of the disposal group of $5.8 million and we recorded an additional $798,000 loss during the three months ended July 31, 2012, which is included in the loss from discontinued operations.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

The following is a summary of the operating results of the discontinued operations (dollars in thousands):

	For the Three Months Ended:
	July 31, 2012	July 31, 2011
Net sales from discontinued operations	$6,732	$7,461
Loss before income taxes	$(1,682)	$(2,702)
Net loss from discontinued operations	$(1,083)	$(1,486)

(4) Significant Accounting Policies:

Revenue Recognition — For our firearm products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. For our discontinued security solutions products and services, we recognize revenue from fixed-price contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date to our total costs for each contract. Revenue from our security solutions business has been reclassified to discontinued operations.

Product sales account for most of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until customer acceptance is received. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, when no further contingencies or material performance obligations exist, and when collectibility is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

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

For our discontinued security solutions division, we determine percentage-of-completion by comparing the cost incurred to date to the estimated total cost required to complete the project. We consider costs incurred to date to be the most reliable, available measure of progress on these projects. We make adjustments to estimates to complete in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, we record the loss in the period in which it is identified. When reliable estimates cannot be made, we recognize revenue upon completion. Significant judgment is involved in the estimation process for each contract. Different assumptions could yield materially different results. Delays in the installation process could negatively affect operations in a given period by increasing volatility in revenue recognition. Recognition of revenue in conformity with accounting principles generally accepted in the United States requires us to make judgments that affect the timing and amount of reported revenue.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include gross margin and percentage of completion on in-process security solutions projects, accruals for warranty, product liability, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

Segment Information — We have historically reported certain financial information under two segments: firearms and security solutions. As a result of our divestiture of SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 3—Discontinued Operations for additional information.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

Valuation of Long-lived Tangible and Intangible Assets — We evaluate the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values are reduced to fair value and this adjusted carrying value becomes the asset’s new cost basis. We determine fair value primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

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

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken during the three months ended July 31, 2012 based on the review of long-lived assets.

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

(5) Notes Payable:

Credit Facilities — We have a $60.0 million credit facility that provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of July 31, 2012, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.5% per annum.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes (as defined below). During fiscal 2012, we repurchased the remaining $30.0 million of Convertible Notes utilizing cash on hand. As of July 31, 2012, there were no outstanding Convertible Notes.

Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due 2016 (“Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the three months ended July 31, 2012, we purchased a total of $6.4 million of our Senior Notes in the open market utilizing cash on hand. We paid $560,000 of interest relating to these purchases.

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

The credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2012.

(6) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $424,000 of short-term capital lease obligation in accrued expenses and $2.8 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of July 31, 2012 (in thousands):

Capital Lease Obligation
2013	$447
2014	596
2015	596
2016	596
2017	1,494

Total future minimum lease payments	3,729
Less amounts representing interest	(550)
Present value of minimum lease payments	3,179
Less current maturities of capital lease	(424)

Long-term maturities of capital lease	$2,755

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

(7) Inventories:

The following sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2012 and April 30, 2012 (in thousands):

	July 31, 2012	April 30, 2012
Finished goods	$16,303	$14,017
Finished parts	32,670	28,936
Work in process	8,597	7,889
Raw material	5,257	4,454

Total inventories	$62,827	$55,296

(8) Accrued Expenses:

Accrued expenses consisted of the following as of July 31, 2012 and April 30, 2012 (in thousands):

	July 31, 2012	April 30, 2012
Accrued distributor incentives	$4,253	$5,453
Accrued professional fees	3,040	3,682
Accrued rebates and promotions	2,533	2,862
Accrued employee benefits	2,159	1,902
Accrued commissions	1,301	1,235
Accrued workers’ compensation	986	766
Interest payable	533	1,783
Accrued utilities	500	436
Current portion of capital lease obligation	424	418
Accrued severance/restructuring costs	323	345
Pension liability	115	117
Accrued other	1,698	1,686

Total accrued expenses	$17,865	$20,685

(9) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, as incurred. For the three months ended July 31, 2012 and 2011, advertising expense for continuing operations was $3.1 million and $3.0 million, respectively.

(10) Warranty Reserve:

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

On November 11, 2011, we initiated a recall of all Thompson/Center Arms VentureTM rifles manufactured since the product’s introduction in mid 2009. As of July 31, 2012, we had incurred $652,000 in recall costs and we estimate the remaining cost of this recall will be $904,000, which is included in the accrued warranty balance. Warranty expense for the three months ended July 31, 2012 and 2011 was $828,000 and $700,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the three months ended July 31, 2012 and 2011 (in thousands):

	July 31, 2012	July 31, 2011
Beginning Balance	$6,412	$3,969
Warranties issued and adjustments to provisions	828	700
Warranty claims	(962)	(764)

Ending Balance	$6,278	$3,905

(11) Self-Insurance Reserves:

As of July 31, 2012 and April 30, 2012, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.2 million and $9.0 million, respectively, of which $5.4 million have been classified as non-current and included in other non-current liabilities and $2.4 million and $2.2 million, respectively, have been included in accrued expenses, and $1.4 million have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $332,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $3.4 million and $4.1 million for the three months ended July 31, 2012 and 2011, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of July 31, 2012 and April 30, 2012, we had accrued reserves for product and municipal litigation liabilities of $4.3 million and $4.5 million, respectively (of which $2.9 million and $3.1 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of July 31, 2012 and April 30, 2012, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million and $2.0 million, respectively, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

(12) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2012 and 2011 (in thousands, except per share data):

	For the three months ended July 31,
	2012	2011
Net income/(loss)
Income from continuing operations	$18,870	$2,277
Loss from discontinued operations, net of tax	(1,083)	(1,486)

Net income	$17,787	$791

Weighted average shares outstanding—Basic	65,352	64,529
Dilutive effect of stock option and award plans	1,446	413

Diluted shares outstanding	66,798	64,942

Earnings per common share—Basic (a)
Income from continuing operations	$0.29	$0.04
Loss from discontinued operations	$(0.02)	$(0.02)
Net income	$0.27	$0.01
Earnings per common share—Diluted (a)
Income from continuing operations	$0.28	$0.04
Loss from discontinued operations	$(0.02)	$(0.02)
Net income	$0.27	$0.01

(a)	Net income per common share does not equal earnings per common share from continuing plus discontinued operations due to rounding.

For the three months ended July 31, 2012, 384,764 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2011, 2,431,906 shares of common stock issuable upon the conversion of Convertible Notes, and 1,160,132 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

Generally, awards vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer resigned during fiscal 2012 and continues his service as a member of our Board of Directors and was appointed co-vice chairman of the Board. As of July 31, 2012, there were 350,000 options outstanding relating to this grant, which expire on December 6, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the three months ended July 31, 2012 and 2011 are as follows:

	For the Three Months Ended July 31,
	2012		2011
	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Options outstanding, beginning of year	3,988,164	$4.67	3,137,565	$4.73
Granted during year	—	—	554,100	3.56
Exercised during year	(113,336)	4.67	(100,000)	1.80
Canceled/forfeited during year	(65,164)	3.98	(195,334)	4.87

Options outstanding, end of period	3,809,664	$4.68	3,396,331	$4.62

Weighted average remaining contractual life	6.48 years		6.89 years

Options exercisable, end of period	2,273,813	$4.97	1,883,035	$5.09

Weighted average remaining contractual life	4.88 years		5.02 years

The aggregate intrinsic value of outstanding options as of July 31, 2012 and 2011 was $21.9 million and $1.3 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of July 31, 2012 and 2011 was $12.9 million and $1.3 million, respectively. The aggregate intrinsic value of the options exercised for the three months ended July 31, 2012 and 2011 was $511,000 and $174,000, respectively. At July 31, 2012, the total unamortized fair value of outstanding options was $2.1 million, which will be recognized over the remaining vesting period of 1.1 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”) to replace our expiring 2001 ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with the our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing our options during the three-month periods ended July 31, 2012 and 2011:

	For the Three Months Ended July 31,
	2012	2011
Stock option grants:
Risk-free interest rate	—	1.47 - 2.20%
Expected term	—	5.42 - 8.18 years
Expected volatility	—	66.9 - 73.9%
Dividend yield	—	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). There were no options granted during the three months ended July 31, 2012. There were 554,100 options granted during the three months ended July 31, 2011. The total stock-based compensation expense, including stock options and RSUs and performance-based RSUs (“PSUs”) awards, was $898,000, which included $45,000 of stock-based compensation expense related to the loss on sale of our discontinued operations, and $587,000 for the three months ended July 31, 2012 and 2011, respectively. Stock-based compensation expense is included in general and administrative expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

We grant service-based RSUs to employees and consultants. The grants are made at no cost to the recipient. An RSU represents one share of our common stock but does not carry voting or dividend rights. RSU grants to employees generally vest over a period of three years with one-third of the units vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is being amortized to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers. At the time of grant, we calculate the fair value of our PSUs using Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Three Months Ended July 31,
	2012	2011
Grant date fair market value
Smith & Wesson Holding Corporation	$—	$3.57
NASDAQ Composite Index	$—	$2,781.91
Russell 2000 Index	$—	$—
Volatility (a)
Smith & Wesson Holding Corporation	—	67.67%
NASDAQ Composite Index	—	29.97%
Russell 2000 Index	—	—
Correlation coefficient (b)	—	0.46
Risk-free interest rate (c)	—	0.63%
Dividend yield (d)	—	0%

(a)	Volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

The PSUs vest, and the fair value of the PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of PSUs that may be earned depends upon the total shareholder return (“TSR”) of our common stock compared to the TSR of the Russell 2000 Index (the “RUT”) or the NASDAQ Composite Index (the “IXIC”), as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as appropriate, by 10% in order for the target award to be earned.

During the three months ended July 31, 2012, we granted 4,500 service-based RSUs and no PSUs to employees and cancelled 11,665 service-based RSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs was $150,000 for the three months ended July 31, 2012. During the three months ended July 31, 2012, we delivered 7,000 shares of common stock to consultants under vested RSUs with a total market value of $44,000.

During the three months ended July 31, 2011, we granted 95,200 PSUs to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $31,000 for the three months ended July 31, 2011. We did not cancel any RSUs or PSUs during the three months ended July 31, 2011. We delivered 1,000 shares of common stock to an employee under vested RSUs with a total market value of $3,000 during the three months ended July 31, 2011.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2012 and 2011 are as follows:

	For the Three Months Ended July 31,
	2012		2011
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of year	384,140	$7.91	123,600	$5.27
Awarded	4,500	7.18	95,200	4.76
Vested	(7,000)	8.12	(1,000)	5.21
Forfeited	(11,665)	7.98	—	—

RSUs and PSUs outstanding, end of period	369,975	$7.89	217,800	$5.72

As of July 31, 2012, there was $1.2 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 2.0 years.

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

We anticipate a potential future tax benefit of approximately $6.0 million resulting from the sale of SWSS. Although all steps have not yet been completed to secure a future tax deduction, we anticipate these steps will be completed during fiscal 2013.

At July 31, 2012, we had gross tax-affected unrecognized tax benefits of approximately $1.1 million, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at July 31, 2012 and 2011 was approximately $232,000 and $206,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2013, we expect to incur additional interest on outstanding tax accounts. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exceptions, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2008.

(14) Commitments and Contingencies:

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

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

We are involved in a purported stockholder derivative lawsuit. This action was brought by a putative plaintiff on behalf of our company against certain of our officers, directors, and employees. The lawsuit is based principally on a theory of breach of fiduciary duties. The putative plaintiff seeks unspecified damages on behalf of our company from the individual defendants, and recovery of their attorneys’ fees. A second purported stockholder derivative lawsuit against us was dismissed by the court on July 25, 2012.

We are a defendant in approximately 11 product liability cases and are aware of approximately 11 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case brought by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

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

On March 30, 2012, we entered into a purchase and sale agreement for the land and building we owned located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. We have estimated the total site remediation costs at $1.5 million and have offset the costs against $2.5 million of assets held for sale on our consolidated balance sheets. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

As of July 31, 2012 and April 30, 2012, we had reserves of $2.1 million, including $1.5 million related to the land and building located in Rochester, New Hampshire for environmental matters that were reclassified to assets held for sale during fiscal 2012, for remediation of the sites referred to above. As of July 31, 2012 and April 30, 2012, we had recorded $577,000 of the environmental reserve in non-current liabilities with the remaining balances offset against assets held for sale as noted above. Based on the time frame of the purchase and sale agreement for the land and building located in Rochester, New Hampshire, payment of such remediation is likely to occur within the next 12 months and remediation to commence thereafter. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2012 and 2011

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.2 million as of July 31, 2012. We had restricted cash totaling $3.3 million as of July 31, 2012 of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with TD Bank.

(15) Fair Value Measurements:

In accordance with ASC 820-10, Fair Value Measurements and Disclosures Topic, financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

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

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2012 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	July 31,		April 30,
Description	2012	(Level 1)	2012	(Level 1)
Assets:
Cash equivalents	$60,516	$60,516	$56,717	$56,717

Total assets	$60,516	$60,516	$56,717	$56,717

(16) Recent Accounting Pronouncements:

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. These ASUs did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

The FASB did not issue any ASUs that are applicable or would have had a material impact on our financial during the three months ended July 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the 2012 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See Note 3—Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 21 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

First Quarter Fiscal 2013 Highlights

Net sales for the three months ended July 31, 2012 were $136.0 million, an increase of $44.3 million, or 48.3%, over net sales of $91.7 million for the three months ended July 31, 2011. The introduction of new products in the last several years, strong consumer demand in the firearm industry in general, and increases in production capacity have had a positive impact on our business. In particular, increased volumes for smaller sized pistols and our M&P branded polymer products and modern sporting rifles had a positive impact on our net sales and gross margins during the current quarter with increased consumer demand and customer acceptance. Walther net sales increased because of a slight increase in demand from the prior comparable quarter and the timing of international product shipments. Hunting product sales increased from the prior year comparable quarter, primarily as a result of increased bolt action sales as we improved production output subsequent to completing our restructuring plan that moved production of our hunting products to our Springfield, Massachusetts facility in mid-fiscal 2012.

Gross profit as a percentage of net sales was 37.7% for the three months ended July 31, 2012 compared with 28.9% for the three months ended July 31, 2011. The increase in gross profit percentage was primarily because of the increased sales volume of our polymer products and modern sporting rifles. The increased volume in sales impacted gross profit percentage by 6.2%, which included a corresponding improvement in manufacturing fixed-cost absorption. We also experienced a 1.5% increase in gross profit percentage as a result of our completed restructuring plan described above and favorable currency exchange gains on international purchases of Walther and certain M&P branded products. We also experienced other one-time benefits in manufacturing spending variances that equate to the remaining gross profit percentage increase.

Income from continuing operations for the three months ended July 31, 2012 was $18.9 million, or $0.28 per fully diluted share, compared with income from continuing operations of $2.3 million, or $0.04 per fully diluted share, for the three months ended July 31, 2011. Income for the current quarter was favorably impacted primarily by increased net sales and improved gross profit margin, reduced legal expenses related to our DOJ and SEC investigations, and reduced spending related to our completed restructuring plan described above.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Handguns	$74,504	$53,765	$20,739	38.6%
Walther	11,798	6,684	5,114	76.5%
Modern Sporting Rifles	29,884	14,929	14,955	100.2%
Hunting Firearms	9,219	6,674	2,545	38.1%
Parts & Accessories	7,188	5,348	1,840	34.4%

Total Firearms	132,593	87,400	45,193	51.7%
Non-Firearms	3,402	4,330	(928)	-21.4%

Total Net Sales	$135,995	$91,730	$44,265	48.3%

Net sales for the three-month period ended July 31, 2012 increased 48.3% over the comparable quarter last year because we were able to address increased consumer demand with increases in production capacity, particularly for handgun products, which saw a sales increase of $20.7 million over the comparable quarter last year, most noticeably for polymer pistol products. Net sales of modern sporting rifles increased $15.0 million over the comparable quarter last year primarily because of strong demand for all models, including our full size, sport, and .22 caliber models. Walther net sales increased because of a slight increase in demand from the prior comparable quarter and timing of international product shipments. Hunting product net sales increased from the comparable quarter last year primarily because of productivity and efficiency gains as last fiscal year we completed the move of the production of our hunting products to our Springfield, Massachusetts facility.

The order backlog as of July 31, 2012 was $392.4 million, or $243.6 million higher than at the end of the comparable quarter last year, due to increased consumer demand for our handgun and modern sporting rifle products. The order backlog was $46.6 million lower than the prior sequential quarter, primarily as a result of our increased capacity and summer seasonality. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales, particularly since order demand currently exceeds our manufacturing capacity.

Net sales into our sporting goods distribution channel, excluding Walther products, were $111.0 million for the three months ended July 31, 2012, an increase of 54.7% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales and an increase in production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $12.6 million, excluding Walther products, a decrease of 2.5% over the comparable quarter last year.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Cost of sales	$84,702	$65,213	$19,489	29.9%
% of net sales	62.3%	71.1%
Gross profit	$51,293	$26,517	$24,776	93.4%
% of net sales	37.7%	28.9%

Gross profit for the three months ended July 31, 2012 increased from the comparable quarter last year primarily because of an increase in sales volume of our higher margin polymer pistol products and modern sporting rifles as a result of increased capacity to meet demand, as noted above. The increased gross profit was also a result of the favorable production mix, and the corresponding improvement in manufacturing fixed-cost absorption. In addition, favorable exchange rate price variances on international purchases contributed over $1.0 million to current year gross margin. Fiscal 2011 also included plant consolidation costs of $1.1 million as a result of moving the production of our hunting products to our Springfield, Massachusetts facility. We also experienced other one-time benefits in manufacturing spending variances that resulted in the remaining gross profit percentage increase.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Research and development	$1,143	$1,338	$(195)	-14.6%
Selling and marketing	6,828	8,125	(1,297)	-16.0%
General and administrative	12,026	11,520	506	4.4%

Total operating expenses	$19,997	$20,983	$(986)	-4.7%
% of net sales	14.7%	22.9%

Research and development expenses decreased over the prior year comparable quarter as a result of reduced severance, reduced salary and benefit costs and gained efficiencies associated with the plant consolidation mentioned above. Selling and marketing expenses were primarily impacted by a $790,000 reduction in consulting and outside services as a result of cost cutting initiatives implemented late in fiscal 2011, timing related to the start of advertising programs, and reduced spending from improvements during fiscal 2011 in our customer acceptance process, market research, and consulting. General and administrative costs increased compared with the prior comparable quarter because of $1.2 million of increased incentive accruals; $931,000 of additional profit sharing expense; and $308,000 of additional stock-based compensation expense primarily related to options and RSUs and PSUs granted to our employees late in fiscal 2012, offset by $1.6 million of reduced legal and consulting fees, of which, $1.1 million related to our investigation of the DOJ and SEC matters. We also experienced additional costs associated with the planning of our new enterprise resource planning system that is scheduled to be implemented during fiscal 2014. Operating expenses as a percentage of net sales for the three months ended July 31, 2012 decreased from the prior year comparable quarter as a result of the reduction in legal and consulting fees mentioned above, gained efficiencies from the completed move of the production of our hunting products in the prior year, and increased net sales.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Operating income from continuing operations	$31,296	$5,534	$25,762	465.5%
% of net sales	23.0%	6.0%

The increase in operating income from continuing operations for the three months ended July 31, 2012 compared with the prior year comparable quarter resulted primarily from increased sales volume and related gross profit, the corresponding impact of improved favorable fixed cost absorption, cost cutting initiatives noted above, and gained efficiencies from the completed move of the production of our hunting products from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility. We also experienced $1.1 million of reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Interest expense	$1,987	$1,941	$46	2.4%

Interest expense was flat for the three months ended July 31, 2012 compared with the comparable quarter last year despite the repurchase of $30.0 million of our Convertible Notes in fiscal 2012 due to $560,000 of bond premium we paid in order to retire $6.4 million of our Senior Notes during the three months ended July 31, 2012.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Income tax expense	$10,807	$1,753	$9,054	516.5%

Income tax expense increased as a result of the increase in operating profit. The effective tax rates for the three months ended July 31, 2012 and 2011 were 36.50% and 40.05%, respectively. The reduction in rate was due to the expected increased utilization of available tax credits correlated to our increased profitability as well as our expectation of taking up to $6.0 million in deductions related to our sale of SWSS. We expect that the effective tax rate will remain stable throughout the rest of the current fiscal year.

Net Income from Continuing Operations

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the three months ended July 31, 2012 and 2011 (dollars in thousands, except per share data):

	2012	2011	$ Change	% Change
Income from continuing operations	$18,870	$2,277	$16,593	728.7%
Net income per share from continuing operations
Basic	$0.29	$0.04	$0.25	625.0%
Diluted	$0.28	$0.04	$0.24	600.0%

Net income from continuing operations for the three months ended July 31, 2012 increased primarily because of increased sales volumes and corresponding gross profit. We also experienced significantly less legal and consulting fees as noted above.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division (dollars in thousands, except per share data):

	For the Three Months Ended:
	(In thousands, except per share data)
	July 31, 2012	July 31, 2011	$ Change	% Change
Net sales from discontinued operations	$6,732	$7,461	$(729)	-9.8%
Loss before income taxes	$(1,682)	$(2,702)	$1,020	37.7%
Net loss from discontinued operations	$(1,083)	$(1,486)	$403	27.1%
Basic—discontinued operations	$(0.02)	$(0.02)	$—	0.0%
Diluted—discontinued operations	$(0.02)	$(0.02)	$—	0.0%

Net sales from discontinued operations for the three months ended July 31, 2012 decreased 9.8% from the three months ended July 31, 2011. The reduction in our discontinued operations net sales resulted primarily from reduced or delayed demand because of federal budget constraints and effects of the completed divestiture of the business. The loss from discontinued operations was $1.0 million lower for the three months ended July 31, 2012 because of reduced operating expenses from cost-cutting initiatives and a reduction in payroll and benefit costs resulting from lower headcount.

On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet whereby FutureNet acquired all of the assets and assumed certain of the liabilities of SWSS for a purchase price of $8.3 million, including an $824,000 working capital adjustment. In addition, we signed a licensing agreement with FutureNet for the use of the SWSS trade name for a period of two years subsequent the sale. We completed the disposition on July 26, 2012. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During fiscal 2012, we recognized a loss on sale of the disposal group of $5.8 million and, during the three months ended July 31, 2012, we recorded an additional $798,000 loss, which is included in the loss from discontinued operations.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the three months ended July 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Operating activities	$9,279	$(15,556)	$24,835	159.6%
Investing activities	(746)	(4,733)	3,987	84.2%
Financing activities	(4,707)	(321)	(4,386)	—

Total	$3,826	$(20,610)	$24,436	118.6%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow although seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities.

In the three months ended July 31, 2012, we generated $9.3 million in cash from operating activities, an increase of $24.8 million from the $15.6 million of cash used by operating activities in the first three months of fiscal 2012. Cash generated during the three months ended July 31, 2012 was primarily because of an increase in net income combined with a $7.9 million increase in income tax payable. The increases in cash provided by operating activities were negatively impacted by increased accounts receivable of $5.1 million due to increased net sales volume as well as a $7.5 million increase in inventory levels as we ramp up for hunting season later in the fiscal year.

Investing Activities

Cash used for investing activities decreased by $4.0 million for the three months ended July 31, 2012 compared with the comparable period in fiscal 2012 as a result of $5.5 million received for the sale of our discontinued operations as noted above, offset by increased capital spending during the period of $1.5 million. We currently expect to spend $32.0 million to $35.0 million on capital expenditures in fiscal 2013, an increase of $14.2 million to $17.2 million, respectively, over the $17.8 million spent in fiscal 2012. Major capital expenditures in fiscal 2013 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new enterprise resource planning system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash used by financing activities was $4.7 million for the three months ended July 31, 2012. This usage was primarily related to $6.4 million of purchases of our Senior Notes in the open market utilizing cash on hand. We paid $560,000 of interest relating to these purchases. We had no short-term bank borrowings at July 31, 2012 or 2011.

During fiscal 2011, we issued an aggregate of $50.0 million of Senior Notes pursuant to the terms and conditions of an exchange agreement and the Senior Notes Indenture.

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

Summary

As of July 31, 2012, we had $60.5 million in cash and cash equivalents on hand, including restricted cash of $3.3 million. We had a $60.0 million revolving line of credit with TD Bank, upon which we had no borrowings as of July 31, 2012. During the three months ended July 31, 2012, we purchased $6.4 million of Senior Notes in the open market utilizing cash on hand. Our credit agreement with TD Bank contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2012. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 16 to our consolidated financial statements commencing on page 17 of this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending July 31, 2012, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of July 31, 2012, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 14 to our consolidated financial statements commencing on page 14 of this report, which is incorporated herein by reference.

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

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: September 6, 2012	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: September 6, 2012	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.