Form 10-Q
period 2012-10-31
SMITH & WESSON HOLDING CORP
filed 2012-12-06
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The registrant had 66,255,249 shares of common stock, par value $0.001, outstanding as of December 1, 2012.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Six Months Ended October 31, 2012

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits	28

Signatures	29

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2013 and thereafter; future receipt of working capital related to the sale of our security solutions business; estimated warranty costs related to the Thompson/Center Arms VentureTM rifle recall; potential common stock repurchases; future investments for capital expenditures; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012, filed with the SEC on June 28, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2012	April 30, 2012
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,340 on October 31, 2012 and $3,334 on April 30, 2012	$61,295	$56,717
Accounts receivable, net of allowance for doubtful accounts of $1,096 on October 31, 2012 and $1,058 on April 30, 2012	54,474	48,313
Inventories	65,335	55,296
Prepaid expenses and other current assets	6,176	4,139
Assets held for sale (Notes 3 and 14)	1,150	13,490
Deferred income taxes	12,759	12,759
Income tax receivable (Note 13)	8,771	—

Total current assets	209,960	190,714

Property, plant, and equipment, net	68,954	60,528
Intangibles, net	4,225	4,532
Other assets	5,470	5,900

	$288,609	$261,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,654	$28,618
Accrued expenses	20,310	20,685
Accrued payroll	9,016	9,002
Accrued income taxes	—	291
Accrued taxes other than income	4,767	4,270
Accrued profit sharing	4,754	8,040
Accrued product/municipal liability	1,365	1,397
Accrued warranty	5,047	5,349
Liabilities held for sale (Note 3)	—	5,693
Current portion of notes payable	789	—

Total current liabilities	70,702	83,345

Deferred income taxes	4,537	4,537

Notes payable, net of current portion	43,559	50,000

Other non-current liabilities	10,977	10,948

Total liabilities	129,775	148,830

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 67,447,748 shares issued and 66,247,748 shares outstanding on October 31, 2012 and 66,512,097 shares issued and 65,312,097 shares outstanding on April 30, 2012	67	67
Additional paid-in capital	196,398	189,379
Accumulated deficit	(31,308)	(70,279)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (1,200,000 common shares)	(6,396)	(6,396)

Total stockholders’ equity	158,834	112,844

	$288,609	$261,674

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	(In thousands, except per share data)
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net sales	$136,560	$92,299	$272,555	$184,029
Cost of sales	88,037	67,693	172,739	132,907

Gross profit	48,523	24,606	99,816	51,122

Operating expenses:
Research and development	1,278	1,241	2,420	2,579
Selling and marketing	8,042	8,636	14,870	16,761
General and administrative	12,579	11,295	24,604	22,817

Total operating expenses	21,899	21,172	41,894	42,157

Operating income from continuing operations	26,624	3,434	57,922	8,965

Other income/(expense):
Other income/(expense), net	39	20	39	54
Interest income	335	399	703	802
Interest expense	(1,344)	(2,477)	(3,331)	(4,416)

Total other income/(expense), net	(970)	(2,058)	(2,589)	(3,560)

Income from continuing operations before income taxes	25,654	1,376	55,333	5,405
Income tax expense	9,253	428	20,061	2,182

Income from continuing operations	16,401	948	35,272	3,223
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(867)	(4,004)	(2,550)	(6,706)
Income tax benefit	(5,651)	(1,465)	(6,249)	(2,681)

Income/(loss) from discontinued operations	4,784	(2,539)	3,699	(4,025)

Net income/(loss)/comprehensive income/(loss)	$21,185	$(1,591)	$38,971	$(802)

Net income/(loss) per share (Note 12):
Basic—continuing operations	$0.25	$0.01	$0.54	$0.05

Basic—net income/(loss)	$0.32	$(0.02)	$0.59	$(0.01)

Diluted—continuing operations	$0.24	$0.01	$0.53	$0.05

Diluted—net income/(loss)	$0.31	$(0.02)	$0.58	$(0.01)

Weighted average number of common shares outstanding (Note 12):
Basic	65,871	64,697	65,611	64,613
Diluted	67,274	65,110	66,914	65,130

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2012

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2012	66,512	$67	$189,379	$(70,279)	$73	1,200	$(6,396)	$112,844
Exercise of employee stock options	836	—	3,418	—	—	—	—	3,418
Stock-based compensation	—	—	1,951	—	—	—	—	1,951
Tax deduction of stock-based compensation in excess of book deductions	—	—	984	—	—	—	—	984
Shares issued under employee stock purchase plan	92	—	666	—	—	—	—	666
Issuance of common stock under restricted stock unit awards	8	—	—	—	—	—	—	—
Net income	—	—	—	38,971	—	—	—	38,971

Balance at October 31, 2012	67,448	$67	$196,398	$(31,308)	$73	1,200	$(6,396)	$158,834

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended:
	October 31, 2012	October 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$38,971	$(802)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization and depreciation	8,074	7,881
Loss on sale of discontinued operations, including $45 of stock-based compensation expense (Note 12)	798	—
Loss on sale/disposition of assets	292	320
Provisions for/(recoveries of) losses on accounts receivable	380	(636)
Change in disposal group assets and liabilities	(1,232)	5,005
Stock-based compensation expense	1,906	1,124
Excess book deduction of stock-based compensation	—	(240)
Changes in operating assets and liabilities:
Accounts receivable	(6,541)	7,828
Inventories	(10,039)	(8,346)
Other current assets	(1,213)	(1,460)
Income tax receivable/payable	(9,062)	(1,417)
Accounts payable	(3,964)	(7,803)
Accrued payroll	(591)	1,297
Accrued taxes other than income	497	(8,181)
Accrued profit sharing	(3,286)	1,974
Accrued other expenses	(1,175)	(1,349)
Accrued product/municipal liability	(32)	(309)
Accrued warranty	(302)	2,351
Other assets	(39)	(79)
Other non-current liabilities	329	306

Net cash provided by/(used in) operating activities	13,771	(2,536)

Cash flows from investing activities:
Proceeds from sale of discontinued operations (Note 3)	7,500	—
Receipts from note receivable	36	—
Payments to acquire patents and software	(22)	(64)
Proceeds from sale of property and equipment	13	—
Payments to acquire property and equipment	(15,836)	(6,086)

Net cash used in investing activities	(8,309)	(6,150)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,753	1,532
Cash paid for debt issue costs	—	(1,887)
Proceeds from energy efficiency incentive programs	—	225
Payments on capital lease obligation	(300)	—
Payments on loans and notes payable	(7,405)	(990)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	4,084	704
Excess tax benefit of stock-based compensation	984	—

Net cash used in financing activities	(884)	(416)

Net increase/(decrease) in cash and cash equivalents	4,578	(9,102)
Cash and cash equivalents, beginning of period	56,717	58,292

Cash and cash equivalents, end of period	$61,295	$49,190

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,013	$2,649
Income taxes	22,204	1,129

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center brand, the Performance Center brand, and the Walther brand. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

(2) Basis of Presentation:

The consolidated balance sheet as of October 31, 2012, the consolidated statements of income/(loss) and comprehensive income/(loss) for the six months ended October 31, 2012 and 2011, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2012, and the consolidated statements of cash flows for the six months ended October 31, 2012 and 2011 have been prepared by us, without audit.

SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. (“SWSS”), our security solutions division, is being presented as discontinued operations in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of income/(loss) and comprehensive income/(loss) items in the notes to the consolidated financial statements refers to results from continuing operations.

The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and SWSS, was October 28, 2012, a three-day variance to our reported fiscal quarter end of October 31, 2012. This variance did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2012 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheet as of April 30, 2012 has been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on June 28, 2012. The results of operations for the six months ended October 31, 2012 may not be indicative of the results that may be expected for the year ending April 30, 2013 or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated cash flows related to discontinued operations have been reclassified to conform to the current period’s presentation.

(3) Discontinued Operations:

Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in our strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet Group, Inc. (“FutureNet”) providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $8.3 million, including an $824,000 working capital adjustment. On July 26, 2012, we completed the disposition of SWSS and received $5.5 million in cash and recorded a receivable equal to $2.8 million for the remaining portion of the purchase price. During the three months ended October 31, 2012, we received $2.0 million related to this receivable. We expect to receive the additional working capital adjustment included in prepaid expenses and other current assets of $824,000, which is subject to further adjustment, prior to the end of fiscal 2013. Prior to the disposition, we presented the assets and liabilities on separate lines as held for sale on our consolidated balance sheets. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During the prior fiscal year, we recognized a loss on sale of $5.8 million relating to the disposal group and we recorded an additional $798,000 loss during the six months ended October 31, 2012, which is included in the loss from discontinued operations. The loss before income taxes for the three months ended October 31, 2012 primarily related to professional fees associated with retained liabilities as well as interest expense.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

The following is a summary of the operating results of the discontinued operations (in thousands):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011
Net sales from discontinued operations	$—	$5,987	$6,732	$13,448
Loss before income taxes	$(867)	$(4,004)	$(2,550)	$(6,706)
Income tax benefit (a)	$(5,651)	$(1,465)	$(6,249)	$(2,681)
Net loss from discontinued operations	$4,784	$(2,539)	$3,699	$(4,025)

(a)	Income tax benefit for the three and six months ended October 31, 2012 primarily related to the future tax benefit we recorded resulting from the sale of SWSS.

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

Product sales account for most of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until customer acceptance is received. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, if applicable, when no further contingencies or material performance obligations exist, and when collectability is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

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

For the Six Months Ended October 31, 2012 and 2011

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

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are fixed assets, developed technology, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the six months ended October 31, 2012.

(5) Notes Payable:

Credit Facilities — We have a $60.0 million credit facility that provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of October 31, 2012, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.5% per annum.

As security for the credit facility, TD Bank, N.A. and the other lenders (the “Lenders”) thereunder have a first priority lien on all of our personal property and real estate assets.

We may prepay, in whole or in part, any of the loans that have interest rates determined by reference to the prime rate, with interest accrued to the date of the prepayment on the amount prepaid, without any penalty or premium. Loans with a fixed rate of interest determined by reference to the LIBOR interest rate may be prepaid provided that we reimburse the Lenders for any costs associated with (i) our making payments on dates other than those specified in the credit agreement, or (ii) our borrowing or converting a LIBOR loan on a date other than the borrowing or conversion dates specified in the credit agreement.

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes (as defined below). During fiscal 2012, we repurchased the remaining $30.0 million of Convertible Notes utilizing cash on hand. As of October 31, 2012, there were no outstanding Convertible Notes.

Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the six months ended October 31, 2012, we repurchased a total of $6.4 million of our Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

The Senior Notes are general, unsecured obligations of our company. The Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.

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

The credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2012.

(6) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of Accounting Standards Codification (“ASC”) 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $430,000 of short-term capital lease obligation in accrued expenses and $2.6 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of October 31, 2012 (in thousands):

Capital Lease Obligation
2013	$298
2014	596
2015	596
2016	596
2017	1,494

Total future minimum lease payments	3,580
Less amounts representing interest	(506)
Present value of minimum lease payments	3,074
Less current maturities of capital lease	(430)

Long-term maturities of capital lease	$2,644

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

(7) Inventories:

The following sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2012 and April 30, 2012 (in thousands):

	October 31, 2012	April 30, 2012
Finished goods	$16,713	$14,017
Finished parts	33,975	28,936
Work in process	9,940	7,889
Raw material	4,707	4,454

Total inventories	$65,335	$55,296

(8) Accrued Expenses:

Accrued expenses consisted of the following as of October 31, 2012 and April 30, 2012 (in thousands):

	October 31, 2012	April 30, 2012
Accrued distributor incentives	$6,491	$5,453
Accrued rebates and promotions	3,279	2,862
Accrued employee benefits	1,950	1,902
Accrued professional fees	1,942	3,682
Accrued commissions	1,711	1,235
Interest payable	1,567	1,783
Accrued workers’ compensation	949	766
Accrued utilities	431	436
Current portion of capital lease obligation	430	418
Accrued severance/restructuring costs	237	345
Accrued other	1,323	1,803

Total accrued expenses	$20,310	$20,685

(9) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the three months ended October 31, 2012 and 2011 was $4.0 million and $3.8 million, respectively. For the six months ended October 31, 2012 and 2011, advertising expense for continuing operations was $7.1 million and $6.8 million, respectively.

(10) Warranty Reserve:

We generally provide a lifetime warranty to the original purchaser of our new firearm products and provide warranties for retained liabilities for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

On November 11, 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. As of October 31, 2012, we had incurred $635,000 in recall costs and we estimate the remaining cost of this recall will be $875,000, which is included in the accrued warranty balance. Warranty expense for the six months ended October 31, 2012 and 2011 was $1.6 million and $3.9 million, respectively.

The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, in the six months ended October 31, 2012 and 2011 (in thousands):

	October 31, 2012	October 31, 2011
Beginning Balance	$6,412	$4,213
Warranties issued and adjustments to provisions	1,599	3,879
Warranty claims	(1,898)	(1,555)

Ending Balance	$6,113	$6,537

(11) Self-Insurance Reserves:

As of October 31, 2012 and April 30, 2012, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.3 million and $9.0 million, respectively, of which $5.5 million and $5.4 million, respectively, have been classified as non-current and included in other non-current liabilities and $2.4 million and $2.2 million, respectively, have been included in accrued expenses, and $1.4 million have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $332,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $6.2 million and $5.7 million for the six months ended October 31, 2012 and 2011, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of October 31, 2012 and April 30, 2012, we had accrued reserves for product and municipal litigation liabilities of $4.3 million and $4.5 million, respectively (of which $2.9 million and $3.1 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of October 31, 2012 and April 30, 2012, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million and $2.0 million, respectively, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

(12) Stockholders’ Equity:

Earnings per Share

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2012 and 2011 (in thousands, except per share data):

	For the three months ended October 31,		For the six months ended October 31,
	2012	2011	2012	2011
Net income/(loss)
Income from continuing operations	$16,401	$948	$35,272	$3,223
Income/(loss) from discontinued operations, net of tax	4,784	(2,539)	3,699	(4,025)

Net income/(loss)	$21,185	$(1,591)	$38,971	$(802)

Weighted average shares outstanding—Basic	65,871	64,697	65,611	64,613
Dilutive effect of stock option and award plans	1,403	413	1,303	517

Diluted shares outstanding	67,274	65,110	66,914	65,130

Earnings per share—Basic (a)
Income from continuing operations	$0.25	$0.01	$0.54	$0.05
Income/(loss) from discontinued operations	$0.07	$(0.04)	$0.06	$(0.06)
Net income/(loss)	$0.32	$(0.02)	$0.59	$(0.01)

Earnings per share—Diluted (a)
Income from continuing operations	$0.24	$0.01	$0.53	$0.05
Income/(loss) from discontinued operations	$0.07	$(0.04)	$0.06	$(0.06)
Net income/(loss)	$0.31	$(0.02)	$0.58	$(0.01)

(a)	Net income per share may not equal earnings per share from continuing plus discontinued operations due to rounding.

For the three months ended October 31, 2012, 163,542 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 31, 2011, 2,431,906 shares of common stock issuable upon the conversion of Convertible Notes, and 3,077,995 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the six months ended October 31, 2012, 229,639 shares of common stock issuable upon exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the six months ended October 31, 2011, 2,431,906 shares of common stock issuable upon conversion of the Convertible Notes, and 2,568,098 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

For the Six Months Ended October 31, 2012 and 2011

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

Except in specific circumstances, awards generally vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer resigned during fiscal 2012 and continues his service as a member of our board of directors and was appointed Co-Vice Chairman of the Board. As of October 31, 2012, there were 250,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the six months ended October 31, 2012 and 2011 are as follows:

	For the Six Months Ended October 31,
	2012		2011
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,988,164	$4.67	3,137,565	$4.73
Granted during year	3,500	11.02	1,094,100	3.12
Exercised during year	(834,508)	4.10	(123,500)	1.64
Canceled/forfeited during year	(105,496)	3.91	(205,333)	4.89

Options outstanding, end of period	3,051,660	$4.86	3,902,832	$4.37

Weighted average remaining contractual life	6.64 years		6.12 years

Options exercisable, end of period	1,890,540	$5.10	2,084,359	$5.08

Weighted average remaining contractual life	5.34 years		5.20 years

The aggregate intrinsic value of outstanding options as of October 31, 2012 and 2011 was $15.8 million and $1.1 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of October 31, 2012 and 2011 was $9.8 million and $938,000, respectively. The aggregate intrinsic value of the options exercised for the six months ended October 31, 2012 and 2011 was $5.1 million and $216,000, respectively. At October 31, 2012, the total unamortized fair value of outstanding options was $1.6 million, which will be recognized over the remaining weighted average vesting period of 1.2 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”) to replace our expiring 2001 ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2012 and 2011, 92,476 and 234,418 shares were purchased under our ESPP, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

The following assumptions were used in valuing our options and ESPP purchases during the six-month periods ended October 31, 2012 and 2011:

	For the Six Months Ended October 31,
	2012	2011
Stock option grants:
Risk-free interest rate	0.31%	0.92 - 2.20%
Expected term	5.84 - 7.84 years	5.30 - 8.18 years
Expected volatility	70.0%	66.9 - 74.6%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.14%	0.06%
Expected term	6 months	6 months
Expected volatility	63.7%	49.9%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSUs and performance-based RSUs (“PSUs”) awards, was $2.0 million, which included $45,000 of stock-based compensation expense related to the loss on the sale of our discontinued operations, and $1.1 million for the six months ended October 31, 2012 and 2011, respectively.

We grant service-based RSUs to employees, consultants, and directors. The grants are made at no cost to the recipient. An RSU represents one share of our common stock but does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three years with one-third of the units vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is being amortized to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers. We grant PSUs without market conditions to our employees who are not executive officers, including for the successful implementation of our new enterprise resource planning (“ERP”) system. At the time of grant, we calculate the fair value of our market condition PSUs using Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Six Months Ended October 31,
	2012 (e)	2011
Grant date fair market value
Smith & Wesson Holding Corporation	$—	$3.57
NASDAQ Composite Index	$—	$2,781.91
Volatility (a)
Smith & Wesson Holding Corporation	—	67.67%
NASDAQ Composite Index	—	29.97%
Correlation coefficient (b)	—	0.46
Risk-free interest rate (c)	—	0.63%
Dividend yield (d)	—	0%

(a)	Volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.
(e)	There were no PSUs with market conditions granted during the six months ended October 31, 2012.

The market-condition PSUs vest and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total shareholder return (“TSR”) of our common stock compared to the TSR of the Russell 2000 Index (the “RUT”) or the NASDAQ Composite Index (the “IXIC”), as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as appropriate, by 10% in order for the target award to be earned.

During the six months ended October 31, 2012, we granted 55,250 service-based RSUs and 34,800 PSUs without market conditions to employees and cancelled 12,331 service-based RSUs and 35,000 market-condition PSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs was $643,000 for the six months ended October 31, 2012. During the six months ended October 31, 2012, we delivered 7,667 shares of common stock to consultants and a former employee under vested RSUs with a total market value of $51,000.

During the six months ended October 31, 2011, we granted 95,200 market-condition PSUs to certain of our executive officers. During the six months ended October 31, 2011, we cancelled 88,700 market-condition PSUs previously granted to our former President and CEO. We delivered 1,000 shares of common stock to an employee under vested RSUs with a total market value of $3,000 during the six months ended October 31, 2011. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $143,000 for the six months ended October 31, 2011.

A summary of activity in unvested RSUs and PSUs for the six months ended October 31, 2012 and 2011 are as follows:

	For the Six Months Ended October 31,
	2012		2011
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	384,140	$7.91	123,600	$5.27
Awarded	90,050	9.67	95,200	4.76
Vested	(7,667)	8.11	(1,000)	5.21
Forfeited	(47,331)	5.84	(88,700)	5.30

RSUs and PSUs outstanding, end of period	419,192	$8.06	129,100	$6.00

As of October 31, 2012, there was $2.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

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

We recorded a future tax benefit of approximately $5.4 million resulting from a worthless stock deduction related to SWSS stock recognized during the three and six months ended October 31, 2012.

At October 31, 2012, we had gross tax-affected unrecognized tax benefits of approximately $691,000, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at October 31, 2012 and 2011 was approximately $117,000 and $111,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

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

We are a defendant in approximately 16 product liability cases and are aware of approximately 10 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

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

We monitor the status of known claims and the product liability accrual, which includes amounts for defense costs for asserted and un-asserted claims. While it is difficult to forecast the outcome of these claims, we believe, after consultation with litigation counsel, that it is uncertain whether the outcome of these claims will have a material adverse effect on our financial position, results of operations, or cash flows. We believe that we have provided adequate reserves for defense costs. We do not anticipate material adverse judgments and intend to vigorously defend ourselves.

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

We are required to remediate hazardous waste at our facilities. Currently, we own a designated site in Springfield, Massachusetts that contains to two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at two sites.

On March 30, 2012, we entered into a purchase and sale agreement for the land and building we owned located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. The purchase and sale agreement provides that we are responsible for remediation costs in excess of $2.4 million. We have purchased an insurance policy to cover known environmental obligations. We believe the likelihood of environmental remediation costs exceeding the amount accrued and insured to be remote.

As of October 31, 2012 and April 30, 2012, we had environmental reserves of $2.1 million, including $1.5 million related to the land and building located in Rochester, New Hampshire for environmental matters that were reclassified to assets held for sale during fiscal 2012, for remediation of the sites referred to above. As of October 31, 2012 and 2011, we had recorded $577,000 of the environmental reserve in non-current liabilities with the remaining balances offset against assets held for sale. Based on the time frame of the purchase and sale agreement for the land and building located in Rochester, New Hampshire, payment of such remediation is likely to occur within the next 12 months and remediation to commence thereafter. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2012 and 2011

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.2 million as of October 31, 2012. We had restricted cash totaling $3.3 million as of October 31, 2012 of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with the Lenders.

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

For the Six Months Ended October 31, 2012 and 2011

Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2012 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	October 31,		April 30,
Description	2012	(Level 1)	2012	(Level 1)
Assets:
Cash equivalents	$61,272	$61,272	$56,698	$56,698

Total assets	$61,272	$61,272	$56,698	$56,698

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

Recently Issued Accounting Standards

The FASB did not issue any ASUs that are applicable or would have had a material impact on our financial during the six months ended October 31, 2012.

(17) Subsequent Event:

During our third fiscal quarter, our board of directors authorized our management to repurchase up to $20.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013.

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

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. See Note 3—Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 24 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Second Quarter Fiscal 2013 Highlights

Net sales for the three months ended October 31, 2012 were $136.6 million, an increase of $44.3 million, or 48.0%, over net sales of $92.3 million for the three months ended October 31, 2011. The introduction of new products in the last several years, strong consumer demand in the firearm industry in general, and increases in production capacity have had a positive impact on our business. In particular, increased volumes for smaller sized pistols and our M&P branded polymer products and modern sporting rifles resulted in higher net sales and gross margins during the current quarter with increased consumer demand and customer acceptance. Hunting product sales increased from the prior year comparable quarter primarily as a result of increased bolt action sales as we improved production output subsequent to completing our restructuring plan that moved production of our hunting products to our Springfield, Massachusetts facility in mid-fiscal 2012.

Gross profit as a percentage of net sales was 35.5% for the three months ended October 31, 2012 compared with 26.7% for the three months ended October 31, 2011 due, in part, to increased sales volume of our polymer products and modern sporting rifles as well as the corresponding improvement in manufacturing fixed-cost absorption, which impacted gross profit percentage favorably by 5.7 percentage points. We also achieved process improvements from our cost reduction initiatives. In addition, gross profit was favorably impacted by 1.5 percentage points, or $2.1 million, because of reduced warranty costs associated with the recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009 through November 11, 2011. The restructuring plan to relocate our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility was ongoing during the three months ended October 31, 2011 and adversely impacted our gross margin percentage in that period by 1.2 percentage points, or $787,000, compared with the three months ended October 31, 2012. Finally, we had favorable currency exchange gains of 0.8 percentage points, or $1.1 million, on international purchases of products manufactured at Walther facilities as well as other one-time benefits in manufacturing spending variances that equate to the remaining gross profit percentage increase.

Income from continuing operations for the three months ended October 31, 2012 was $16.4 million, or $0.24 per fully diluted share, compared with income from continuing operations of $948,000, or $0.01 per fully diluted share, for the three months ended October 31, 2011. Income for the current quarter was favorably impacted by increased net sales and improved gross profit margin, reduced legal expenses related to our DOJ and SEC investigations, the impact of severance benefit costs paid to our former President and Chief Executive Officer in the prior comparable quarter, reduced interest expense on lower debt, and reduced spending related to our completed restructuring plan described above.

Net sales for the six months ended October 31, 2012 were $272.6 million, an increase of $88.5 million, or 48.1%, over net sales of $184.0 million for the six months ended October 31, 2011. The increase in handgun and modern sporting rifle product sales resulted from the same factors noted above for the three months ended October 31, 2012. The increase in hunting product net sales from the prior year comparable period was a result of improved production output from completing our restructuring plan, as noted above, as well as increased unit sales of our bolt action rifles.

Gross profit as a percentage of net sales was 36.6% for the six months ended October 31, 2012 compared with 27.8% for the six months ended October 31, 2011 due, in part, to increased net sales volume of our polymer products and modern sporting rifles as well as the improvement in manufacturing fixed-cost absorption, which resulted in a 6.0 percentage point increase. Gross profit was also favorably impacted by 1.5 percentage points, or $2.1 million, because of reduced warranty costs associated with the recall of Thompson/Center Arms Venture rifles and $2.0 million in reduced costs associated with the consolidation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility.

Income from continuing operations for the six months ended October 31, 2012 was $35.3 million, or $0.52 per fully diluted share, compared with income from continuing operations of $3.2 million, or $0.05 per fully diluted share, for the six months ended October 31, 2011. Income for the current year was favorably impacted primarily by the same factors noted above.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Handguns	$71,814	$53,374	$18,440	34.5%
Modern Sporting Rifles	31,384	14,325	17,059	119.1%
Hunting Firearms	10,820	7,971	2,849	35.7%
Walther	9,687	6,818	2,869	42.1%
Parts & Accessories	8,083	5,127	2,956	57.7%

Total Firearms	131,788	87,615	44,173	50.4%
Non-Firearms	4,772	4,684	88	1.9%

Total Net Sales	$136,560	$92,299	$44,261	48.0%

Net sales for the three-month period ended October 31, 2012 increased 48.0% over the comparable quarter last year as we were able to address increased consumer demand with increases in production capacity, particularly for handgun products, which saw a sales increase of $18.4 million over the comparable quarter last year, most noticeably for polymer pistol products. Net sales of modern sporting rifles increased $17.1 million over the comparable quarter last year primarily because of strong demand for all rifles, including our full size, sport, and .22 caliber models. Hunting product net sales increased from the comparable quarter last year primarily because of productivity and efficiency gains as last fiscal year we completed the move of the production of our hunting products to our Springfield, Massachusetts facility. Walther net sales increased because of additional promotions that provided an increase in demand from the prior comparable quarter.

The order backlog as of October 31, 2012 was $332.7 million, or $182.8 million higher than at the end of the comparable quarter last year, due to increased consumer demand for all our products. The order backlog was $59.7 million lower than the prior sequential quarter, primarily as a result of our increased capacity and summer seasonality. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales, particularly since order demand currently exceeds our manufacturing capacity.

Net sales into our sporting goods distribution channel, excluding Walther products, were $111.0 million for the three months ended October 31, 2012, an increase of 49.0% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales and an increase in production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $15.3 million, excluding Walther products, an increase of 44.5% over the comparable quarter last year because of increased orders of polymer products and modern sporting rifles to law enforcement as well as increased international shipments to Canada and Japan.

The following table sets forth certain information relating to net sales for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Handguns	$147,035	$107,139	$39,896	37.2%
Modern Sporting Rifles	61,268	29,254	32,014	109.4%
Hunting Firearms	20,040	14,646	5,394	36.8%
Walther	21,485	13,502	7,983	59.1%
Parts & Accessories	15,271	10,475	4,796	45.8%

Total Firearms	265,099	175,016	90,083	51.5%
Non-Firearms	7,456	9,013	(1,557)	-17.3%

Total Net Sales	$272,555	$184,029	$88,526	48.1%

Net sales for the six-month period ended October 31, 2012 increased 48.1% over the comparable period last year because of the strength of orders for the handgun and modern sporting rifle products as noted above. Hunting product net sales increased primarily because of productivity and efficiency gains as last fiscal year we completed the move of the production of our hunting products to our Springfield, Massachusetts facility as well as increased unit sales of our bolt action rifles. Walther product sales increased 59.1% because of increased sales related to the introduction of a new model and the favorable impact of increased promotional costs.

Net sales in our sporting goods distribution channel, excluding Walther products, were $222.0 million for the six months ended October 31, 2012, an increase of 51.8% over the comparable period last year, which was primarily the result of increased polymer pistol and modern sporting rifle sales. Net sales into our professional channels were $27.8 million, excluding Walther products, an increase of 18.7% from the comparable period last year.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Cost of sales	$88,037	$67,693	$20,344	30.1%
% of net sales	64.5%	73.3%
Gross profit	$48,523	$24,606	$23,917	97.2%
% of net sales	35.5%	26.7%

Gross profit for the three months ended October 31, 2012 increased by 97.2% from the comparable quarter last year primarily because of an increase in sales volume and a shift in product mix to our polymer pistol products and modern sporting rifles as a result of increased capacity to meet demand, as previously noted. The increased gross profit was also a result of the favorable production mix and the corresponding improvement in manufacturing fixed-cost absorption. In addition, favorable exchange rate price variances on international purchases contributed over $1.1 million to current quarter gross margin. Fiscal 2012 also included $2.1 million of warranty costs associated with the recall of Thompson/Center Arms Venture rifles manufactured since the product’s introduction in the mid-2009 and plant consolidation costs of $787,000 as a result of moving the production of our hunting products to our Springfield, Massachusetts facility. We also experienced other one-time benefits in manufacturing spending variances that resulted in the remaining gross profit percentage increase.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Cost of sales	$172,739	$132,907	$39,832	30.0%
% of net sales	63.4%	72.2%
Gross profit	$99,816	$51,122	$48,694	95.3%
% of net sales	36.6%	27.8%

Gross profit for the six months ended October 31, 2012 increased from the comparable period last year primarily as a result of the increase in sales volume and fixed-cost absorption. We also incurred $2.1 million of reduced warranty costs associated with the recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009 and $2.0 million of reduced plant consolidation costs as a result of moving the production of our hunting products to our Springfield, Massachusetts facility in the prior comparable period. In addition, favorable exchange rate price variances on international purchases contributed over $2.2 million to current period gross margin.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Research and development	$1,278	$1,241	$37	3.0%
Selling and marketing	8,042	8,636	(594)	-6.9%
General and administrative	12,579	11,295	1,284	11.4%

Total operating expenses	$21,899	$21,172	$727	3.4%
% of net sales	16.0%	22.9%

Research and development expenses were flat compared with the prior year comparable quarter. Selling and marketing expenses were lower due to the impact of significantly reduced sample costs in the current fiscal quarter. General and administrative costs increased compared with the prior comparable quarter because of $1.8 million of additional profit sharing expense; $700,000 of increased incentive accruals; $685,000 of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012; and $581,000 of increased bad debt expense; offset by $1.2 million of reduced legal and consulting fees, of which, $747,000 related to our investigation of the DOJ and SEC matters, and $988,000 of employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior comparable quarter. We also experienced additional costs associated with the planning of our new ERP system that is scheduled to be implemented during fiscal 2014. Operating expenses as a percentage of net sales for the three months ended October 31, 2012 decreased from the prior year comparable quarter as a result of the reduction in legal and consulting fees mentioned above, gained efficiencies from the completed move of the production of our hunting products in the prior year, and increased net sales.

The following tables set forth certain information regarding operating expenses for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Research and development	$2,420	$2,579	$(159)	-6.2%
Selling and marketing	14,870	16,761	(1,891)	-11.3%
General and administrative	24,604	22,817	1,787	7.8%

Total operating expenses	$41,894	$42,157	$(263)	-0.6%
% of net sales	15.4%	22.9%

Operating expenses for the six months ended October 31, 2012 decreased from the prior year comparable period and decreased as a percentage of net sales as a result of increased volume and flat spending. Research and development costs decreased primarily as a result of reduced testing and sample costs of $302,000 and consulting fees of $107,000, offset by a change in the method of allocating services to production increasing research and development by $401,000. Selling and marketing expenses decreased $1.9 million, which was largely due to the inclusion of $1.3 million of expense for sample costs in the prior fiscal year as well as a $1.3 million reduction in consulting and outside services relating to market research. General and administrative costs increased over the comparable prior period because of $2.8 million of additional profit sharing expense; $1.6 million of increased incentive accruals; $1.0 million of increased bad debt expense over $636,000 of bad debt collections in the prior comparable period; and $978,000 of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012, offset by $2.7 million of reduced legal and consulting fees, of which, $1.8 million related to our investigation of the DOJ and SEC matters and $988,000 of employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior comparable period.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Operating income from continuing operations	$26,624	$3,434	$23,190	675.3%
% of net sales	19.5%	3.7%

The increase in operating income from continuing operations for the three months ended October 31, 2012 compared with the prior year comparable quarter resulted primarily from increased sales volume and the related gross profit, the corresponding impact of improved favorable fixed cost absorption, cost cutting initiatives noted above, $2.1 million of reduced warranty costs from our Venture product recall in the prior comparable quarter, and gained efficiency from the completed move of the production of our hunting products from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility. We also experienced $747,000 of reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets and $988,000 of reduced employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior comparable quarter.

The following table sets forth certain information regarding operating income from continuing operations for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Operating income from continuing operations	$57,922	$8,965	$48,957	546.1%
% of net sales	21.3%	4.9%

The increase in operating income from continuing operations for the six months ended October 31, 2012 compared with the prior year comparable period resulted primarily from the same factors mentioned above. We also experienced $2.0 million of reduced plant consolidation costs as a result of moving the production of our hunting products to our Springfield, Massachusetts facility in the prior comparable period and $1.8 million of reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Interest expense	$1,344	$2,477	$(1,133)	-45.7%

Interest expense decreased during the three months ended October 31, 2012 compared with the comparable quarter last year because of the repurchase of $30.0 million of our Convertible Notes in fiscal 2012 and the reduced interest expense associated with our lower debt balance. We also experienced additional amortization expense in the prior comparable quarter because $563,000 of debt issuance costs we wrote off in connection with reducing our line of credit. No such transaction occurred in the current quarter.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Interest expense	$3,331	$4,416	$(1,085)	-24.6%

Interest expense for the six months ended October 31, 2012 decreased from the six months ended October 31, 2011 because of the repurchase of $30.0 million of our Convertible Notes in fiscal 2012 and reduced amortization in connection with the write off of debt issuance costs as a result of the reduction of our line of credit during the prior comparable period. The reduction of interest expense was offset by $552,000 of additional bond premium and $173,000 of debt issuance write-off costs we recorded in order to retire $6.4 million of our Senior Notes during the six months ended October 31, 2012.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Income tax expense	$9,253	$428	$8,825	2061.9%

Income tax expense increased as a result of the increase in operating profit.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2012 and 2012 (dollars in thousands):

	2012	2011	$ Change	% Change
Income tax expense	$20,061	$2,182	$17,879	819.4%

Income tax expense increased as a result of the increase in operating profit noted above. The effective tax rates for the six months ended October 31, 2012 and 2011 were 36.1% and 40.4%, respectively. The reduction in rate was due to the expected increased utilization of available tax credits correlated to our increased profitability. We expect that the effective tax rate will remain stable throughout the rest of the current fiscal year.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended October 31, 2012 and 2011 (dollars in thousands, except per share data):

	2012	2011	$ Change	% Change
Income from continuing operations	$16,401	$948	$15,453	1630.1%
Net income per share from continuing operations
Basic	$0.25	$0.01	$0.24	2400.0%
Diluted	$0.24	$0.01	$0.23	2300.0%

Income from continuing operations for the three months ended October 31, 2012 increased primarily because of increased sales volumes and corresponding gross profit. We also experienced less legal and consulting fees, less severance and employee benefit costs to our former President and Chief Executive Officer, less warranty costs associated with the recall of the Venture rifles, and reduced interest expense, as noted above.

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the six months ended October 31, 2012 and 2011 (dollars in thousands, except per share data):

	2012	2011	$ Change	% Change
Income from continuing operations	$35,272	$3,223	$32,049	994.4%
Net income per share from continuing operations
Basic	$0.54	$0.05	$0.49	980.0%
Diluted	$0.53	$0.05	$0.48	960.0%

The increase of income from continuing operations for the six months ended October 31, 2012 was favorably impacted by the same items noted above during the three-month period.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division (dollars in thousands, except per share data):

	For the Three Months Ended October 31,			For the Six Months Ended October 31,
	2012	2011	$ Change	2012	2011	$ Change
Net sales from discontinued operations	$—	$5,987	$(5,987)	$6,732	$13,448	$(6,716)
Loss before income taxes	$(867)	$(4,004)	$3,137	$(2,550)	$(6,706)	$4,156
Income tax benefit	$(5,651)	$(1,465)	$(4,186)	$(6,249)	$(2,681)	$(3,568)
Net income/(loss) from discontinued operations	$4,784	$(2,539)	$7,323	$3,699	$(4,025)	$7,724
Basic - discontinued operations	$0.07	$(0.04)	$0.11	$0.06	$(0.06)	$0.12
Diluted - discontinued operations	$0.07	$(0.04)	$0.11	$0.06	$(0.06)	$0.12

We completed the disposition of SWSS on July 26, 2012. As a result, net sales from discontinued operations for the three and six months ended October 31, 2012 decreased $6.0 million and $6.7 million, respectively, from the three and six months ended October 31, 2011. The reduction in our discontinued operations net sales for the six months ended October 31, 2012 resulted from reduced or delayed demand because of the effects of the completed divestiture of the business and federal budget constraints. The loss before income taxes for the three months ended October 31, 2012 related primarily to legal fees associated with retained liabilities as well as interest expense. Net income for the three and six months ended October 31, 2012 primarily related to the $5.4 million worthless stock deduction related to SWSS stock recognized during the period.

On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $8.3 million, including an $824,000 working capital adjustment, which is subject to further adjustment. In addition, we signed a licensing agreement with FutureNet for the use of the SWSS trade name for a period of two years subsequent the sale. As noted above, we completed the disposition on July 26, 2012. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During fiscal 2012, we recognized a loss on sale of the disposal group of $5.8 million and during the six months ended October 31, 2012, we recorded an additional $798,000 loss, which is included in the loss from discontinued operations.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the six months ended October 31, 2012 and 2011 (dollars in thousands):

	2012	2011	$ Change	% Change
Operating activities	$13,771	$(2,536)	$16,307	643.0%
Investing activities	(8,309)	(6,150)	(2,159)	-35.1%
Financing activities	(884)	(416)	(468)	-112.5%

Total	$4,578	$(9,102)	$13,680	150.3%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow although seasonal factors sometimes require us to incur short-term borrowings for operating and investing activities.

In the six months ended October 31, 2012, we generated $13.8 million in cash from operating activities, an increase of $16.3 million from the $2.5 million of cash used by operating activities in the first six months of fiscal 2012. Cash generated during the six months ended October 31, 2012 was primarily because of an increase in net income. Cash provided by operating activities was impacted by a $9.1 million reduction in income tax payable because of $21.9 million of estimated income tax payments paid during fiscal 2013, a $10.0 million increase in inventory levels because of increased parts purchases to accommodate customer demand for our polymer pistol products and modern sporting rifles, and increased accounts receivable of $6.5 million because of increased net sales volume. We paid $8.0 million of profit sharing during the six months ended October 31, 2012, which has historically been paid during our third fiscal quarter.

Investing Activities

Cash used for investing activities increased by $2.2 million for the six months ended October 31, 2012 compared with the comparable period in fiscal 2012 as a result of increased capital spending during the period of $9.8 million offset by $7.5 million received for the sale of our discontinued operations as noted above. We currently expect to spend $35.0 million to $40.0 million on capital expenditures in fiscal 2013, an increase of $17.2 million to $22.2 million, respectively, over the $17.8 million spent in fiscal 2012. Major capital expenditures in fiscal 2013 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash used by financing activities was $884,000 for the six months ended October 31, 2012 compared with $416,000 for the six months ended October 31, 2011. This usage was primarily related to $6.4 million of purchases of our Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. We had no short-term bank borrowings at October 31, 2012 or 2011. The purchases of our Senior Notes were offset by $4.1 million of proceeds from exercise of options to acquire our common stock, including purchases of our common stock for our ESPP.

During fiscal 2011, we issued an aggregate of $50.0 million of Senior Notes pursuant to the terms and conditions of an exchange agreement and the Senior Notes Indenture. During the six months ended October 31, 2012, we repurchased a total of $6.4 million of our Senior Notes in the open market utilizing cash on hand. We had $43.6 million of Senior Notes outstanding on October 31, 2012.

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

During our third fiscal quarter, our board of directors authorized our management to repurchase up to $20.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. Our future capital requirements will depend on many factors, including our rate of growth, the timing and extent of new product introductions, the execution of our recently approved stock buyback plan, the expansion of sales and marketing activities, and the amount and timing of acquisitions of other companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all.

Summary

As of October 31, 2012, we had $61.3 million in cash and cash equivalents on hand, including restricted cash of $3.3 million. We had a $60.0 million revolving line of credit with the Lenders, upon which we had no borrowings as of October 31, 2012. During the six months ended October 31, 2012, we purchased $6.4 million of Senior Notes in the open market utilizing cash on hand. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2012. Based upon our current working capital position, current operating plans, the assumed completion of our $20.0 million stock buyback plan, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 16 to our consolidated financial statements commencing on page 18 of this report, which is incorporated herein by reference.

I tem 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending October 31, 2012, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of October 31, 2012, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2012, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: December 6, 2012	By:	/s/ P. JAMES DEBNEY

P. James Debney
President and Chief Executive Officer

Date: December 6, 2012	By:	/s/ JEFFREY D. BUCHANAN

Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.