Form 10-Q
period 2013-01-31
SMITH & WESSON HOLDING CORP
filed 2013-03-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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
Yes  ☐     No  ☒

The registrant had 64,159,865 shares of common stock, par value $0.001, outstanding as of March 1, 2013.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Nine Months Ended January 31, 2013

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28

Signatures	29

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABEL LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2013 and thereafter; estimated warranty costs related to the Thompson/Center ArmsTM VentureTM rifle recall; potential common stock repurchases; the outcome of the lawsuits to which we are subject and their effect on us; the impact of environmental regulations and environmental proceedings on us; our belief that our backlog may include excess orders; future investments for capital expenditures; future products or product development; our product development strategies; beliefs regarding the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2012, filed with the SEC on June 28, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2013	April 30, 2012
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,342 on January 31, 2013 and $3,334 on April 30, 2012	$61,999	$56,717
Accounts receivable, net of allowance for doubtful accounts of $785 on January 31, 2013 and $1,058 on April 30, 2012	38,871	48,313
Inventories	69,208	55,296
Prepaid expenses and other current assets	5,689	4,139
Assets held for sale (Notes 3 and 14)	—	13,490
Deferred income taxes	12,759	12,759
Income tax receivable (Note 13)	5,800	—

Total current assets	194,326	190,714

Property, plant, and equipment, net	77,807	60,528
Intangibles, net	4,075	4,532
Other assets	5,333	5,900

	$281,541	$261,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,377	$28,618
Accrued expenses	13,677	20,685
Accrued payroll	11,474	9,002
Accrued income taxes	—	291
Accrued taxes other than income	4,859	4,270
Accrued profit sharing	7,131	8,040
Accrued product/municipal liability	1,517	1,397
Accrued warranty	5,014	5,349
Liabilities held for sale (Note 3)	—	5,693

Total current liabilities	68,049	83,345

Deferred income taxes	4,537	4,537

Notes payable, net of current portion	43,559	50,000

Other non-current liabilities	10,782	10,948

Total liabilities	126,927	148,830

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 67,459,468 shares issued and 64,159,865 shares outstanding on January 31, 2013 and 66,512,097 shares issued and 65,312,097 shares outstanding on April 30, 2012	67	67
Additional paid-in capital	197,602	189,379
Accumulated deficit	(16,732)	(70,279)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (3,299,603 common shares on January 31, 2013 and 1,200,000 on April 30, 2012)	(26,396)	(6,396)

Total stockholders’ equity	154,614	112,844

	$281,541	$261,674

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	(In thousands, except per share data)
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net sales	$136,242	$98,125	$408,797	$282,154
Cost of sales	86,143	68,121	258,882	201,028

Gross profit	50,099	30,004	149,915	81,126

Operating expenses:
Research and development	942	992	3,363	3,571
Selling and marketing	8,333	8,062	23,203	24,823
General and administrative	12,776	10,666	37,381	33,483

Total operating expenses	22,051	19,720	63,947	61,877

Operating income from continuing operations	28,048	10,284	85,968	19,249

Other income/(expense):
Other income/(expense), net	—	8	39	62
Interest income	48	394	750	1,196
Interest expense	(1,240)	(1,629)	(4,571)	(6,044)

Total other income/(expense), net	(1,192)	(1,227)	(3,782)	(4,786)

Income from continuing operations before income taxes	26,856	9,057	82,186	14,463
Income tax expense	9,350	3,664	29,410	5,845

Income from continuing operations	17,506	5,393	52,776	8,618
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(601)	(1,600)	(3,150)	(8,306)
Income tax expense/(benefit)	2,329	(645)	(3,921)	(3,326)

Income/(loss) from discontinued operations	(2,930)	(955)	771	(4,980)

Net income/comprehensive income	$14,576	$4,438	$53,547	$3,638

Net income per share (Note 12):
Basic—continuing operations	$0.27	$0.08	$0.81	$0.13

Basic—net income	$0.22	$0.07	$0.82	$0.06

Diluted—continuing operations	$0.26	$0.08	$0.79	$0.13

Diluted—net income	$0.22	$0.07	$0.80	$0.06

Weighted average number of common shares outstanding (Note 12):
Basic	65,149	64,874	65,457	64,700
Diluted	66,421	66,582	66,909	65,154

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2013

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance at April 30, 2012	66,512	$67	$189,379	$(70,279)	$73	1,200	$(6,396)	$112,844
Exercise of employee stock options	839	—	3,429	—	—	—	—	3,429
Repurchase of treasury stock	—	—	—	—	—	2,100	(20,000)	(20,000)
Stock-based compensation	—	—	3,131	—	—	—	—	3,131
Tax deduction of stock-based compensation in excess of book deductions	—	—	997	—	—	—	—	997
Shares issued under employee stock purchase plan	92	—	666	—	—	—	—	666
Issuance of common stock under restricted stock unit awards	16	—	—	—	—	—	—	—
Net income	—	—	—	53,547	—	—	—	53,547

Balance at January 31, 2013	67,459	$67	$197,602	$(16,732)	$73	3,300	$(26,396)	$154,614

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended:
	January 31, 2013	January 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$53,547	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	12,023	11,286
Loss on sale of business, including loss on sale of discontinued operations, including $45 of stock-based compensation expense (Note 12)	1,222	241
Loss on sale/disposition of assets	277	251
Provisions for/(recoveries of) losses on accounts receivable	378	(326)
Change in disposal group assets and liabilities	(1,215)	5,241
Stock-based compensation expense	3,086	1,797
Excess book deduction of stock-based compensation	—	(266)
Changes in operating assets and liabilities:
Accounts receivable	9,064	15,555
Inventories	(13,912)	(9,988)
Other current assets	(1,150)	1,578
Income tax receivable/payable	(6,091)	1,239
Accounts payable	(4,241)	(13,519)
Accrued payroll	1,867	2,785
Accrued taxes other than income	589	(8,000)
Accrued profit sharing	(909)	(459)
Accrued other expenses	(7,795)	(5,348)
Accrued product/municipal liability	120	(149)
Accrued warranty	(335)	1,687
Other assets	(45)	(64)
Other non-current liabilities	284	599

Net cash provided by operating activities	46,764	7,778

Cash flows from investing activities:
Proceeds from sale of business including discontinued operations (Note 3)	7,500	500
Receipts from note receivable	55	—
Payments to acquire patents and software	(36)	(124)
Proceeds from sale of property and equipment	1,037	15
Payments to acquire property and equipment	(28,399)	(10,067)

Net cash used in investing activities	(19,843)	(9,676)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,753	1,532
Cash paid for debt issue costs	—	(1,859)
Proceeds from energy efficiency incentive programs	—	225
Payments on capital lease obligation	(450)	—
Cash paid for redemption of convertible notes	—	(30,000)
Payments on loans and notes payable	(8,034)	(1,264)
Payments to acquire treasury stock	(20,000)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	4,095	717
Excess tax benefit of stock-based compensation	997	—

Net cash used in financing activities	(21,639)	(30,649)

Net increase/(decrease) in cash and cash equivalents	5,282	(32,547)
Cash and cash equivalents, beginning of period	56,717	58,292

Cash and cash equivalents, end of period	$61,999	$25,745

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,252	$5,745
Income taxes	30,976	1,524

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We sell our products under the Smith & Wesson®, M&P®, Thompson/Center®, Performance Center®, and Walther® brands. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

(2) Basis of Presentation:

The consolidated balance sheets as of January 31, 2013, the consolidated statements of income and comprehensive income for the nine months ended January 31, 2013 and 2012, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2013, and the consolidated statements of cash flows for the nine months ended January 31, 2013 and 2012 have been prepared by us, without audit.

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

The quarter end for our wholly owned subsidiaries, Smith & Wesson Corp. and SWSS, was January 27, 2013, a four-day variance to our reported fiscal quarter end of January 31, 2013. This variance did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2013 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheets as of April 30, 2012 have been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on June 28, 2012. The results of operations for the nine months ended January 31, 2013 may not be indicative of the results that may be expected for the year ending April 30, 2013, or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated cash flows related to discontinued operations have been reclassified to conform to the current period’s presentation.

(3) Discontinued Operations:

Based on a combination of factors occurring since our July 2009 acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in our strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet Group, Inc. (“FutureNet”) providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $7.9 million, including a $400,000 working capital adjustment. On July 26, 2012, we completed the disposition of SWSS and received $5.5 million in cash and recorded a receivable, included in other assets on our consolidated balance sheets, for the remaining portion of the purchase price. During the three months ended October 31, 2012, we received $2.0 million related to this receivable. Prior to the disposition, we presented the assets and liabilities on separate lines as held for sale on our consolidated balance sheets. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income and comprehensive income for all periods presented. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During the prior fiscal year, we recognized a loss on sale of $5.8 million relating to the disposal group and we recorded an additional $1.2 million loss during the nine months ended January 31, 2013, which is included in the loss from discontinued operations. The loss before income taxes for the three months ended January 31, 2013 primarily related to professional fees associated with retained liabilities and an additional loss on sale as a result of a $424,000 settlement related to the working capital adjustment.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

The following is a summary of the operating results of the discontinued operations (in thousands):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012
Net sales from discontinued operations	$—	$8,432	$6,732	$21,879
Loss before income taxes	$(601)	$(1,600)	$(3,150)	$(8,306)
Income tax expense/(benefit) (a)	$2,329	$(645)	$(3,921)	$(3,326)
Net income/(loss) from discontinued operations	$(2,930)	$(955)	$771	$(4,980)

(a)	Income tax expense for the three months ended January 31, 2013 related to the reduction in worthless stock tax benefit resulting from additional basis information calculated during the quarter from the divestiture of SWSS. Income tax benefit for the nine months ended January 31, 2013 primarily related to the future tax benefit we recorded resulting from the divestiture of SWSS.

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

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, most of this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured.

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

For the Nine Months Ended January 31, 2013 and 2012

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the nine months ended January 31, 2013.

(5) Notes Payable:

Credit Facilities — We have a $60.0 million credit facility that provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of January 31, 2013, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.5% per annum.

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

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of Senior Notes (as defined below). During fiscal 2012, we repurchased the remaining $30.0 million of Convertible Notes utilizing cash on hand. As of January 31, 2013, there were no outstanding Convertible Notes.

Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the nine months ended January 31, 2013, we repurchased a total of $6.4 million of our Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases.

The Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

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

The credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2013.

(6) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of Accounting Standards Codification (“ASC”) 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $436,000 of short-term capital lease obligation in accrued expenses and $2.5 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of January 31, 2013 (in thousands):

Capital Lease Obligation
2013	$149
2014	596
2015	596
2016	596
2017	1,493

Total future minimum lease payments	3,430
Less amounts representing interest	(461)

Present value of minimum lease payments	2,969
Less current maturities of capital lease	(436)

Long-term maturities of capital lease	$2,533

(7) Inventories:

The following sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2013 and April 30, 2012 (in thousands):

	January 31, 2013	April 30, 2012
Finished goods	$21,706	$14,017
Finished parts	34,800	28,936
Work in process	8,561	7,889
Raw material	4,141	4,454

Total inventories	$69,208	$55,296

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

(8) Accrued Expenses:

Accrued expenses consisted of the following as of January 31, 2013 and April 30, 2012 (in thousands):

	January 31, 2013	April 30, 2012
Accrued rebates and promotions	$3,463	$2,862
Accrued employee benefits	2,150	1,902
Accrued professional fees	2,112	3,682
Accrued other	1,379	1,803
Accrued distributor incentives	1,038	5,453
Accrued commissions	1,016	1,235
Accrued workers’ compensation	926	766
Interest payable	533	1,783
Accrued utilities	439	436
Current portion of capital lease obligation	436	418
Accrued severance/restructuring costs	185	345

Total accrued expenses	$13,677	$20,685

(9) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the three months ended January 31, 2013 and 2012 was $4.7 million and $4.3 million, respectively. For the nine months ended January 31, 2013 and 2012, advertising expense for continuing operations was $11.8 million and $11.6 million, respectively.

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

On November 11, 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. As of January 31, 2013, we had incurred $666,000 in recall costs and we estimate the remaining cost of this recall will be $864,000, which is included in the accrued warranty balance. Warranty expense for the nine months ended January 31, 2013 and 2012 was $2.9 million and $4.2 million, respectively.

The following sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, for the nine months ended January 31, 2013 and 2012 (in thousands):

	January 31, 2013	January 31, 2012
Beginning Balance	$6,412	$3,969
Warranties issued and adjustments to provisions	2,852	4,238
Warranty claims	(3,187)	(2,346)

Ending Balance	$6,077	$5,861

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

(11) Self-Insurance Reserves:

As of January 31, 2013 and April 30, 2012, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.4 million and $9.0 million, respectively, of which $5.5 million and $5.4 million, respectively, have been classified as non-current and included in other non-current liabilities and $2.4 million and $2.2 million, respectively, have been included in accrued expenses, and $1.5 million and $1.4 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, $332,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $9.6 million for the nine months ended January 31, 2013 and 2012.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of January 31, 2013 and April 30, 2012, we had accrued reserves for product and municipal litigation liabilities of $4.6 million and $4.5 million, respectively (of which $3.0 million and $3.1 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of January 31, 2013 and April 30, 2012, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million and $2.0 million, respectively, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

(12) Stockholders’ Equity:

Treasury Stock

In December 2012, we repurchased 2,099,603 shares of our common stock for a purchase price of $20.0 million. We repurchased these shares on the open market in accordance with the stock repurchase program approved by our board of directors utilizing cash on hand. We classified the repurchased shares as treasury stock included on our consolidated balance sheets. Our board of directors has authorized the repurchase of up to an additional $15.0 million of our common stock, subject to certain conditions, on the open market or in privately negotiated transactions on or prior to June 30, 2013.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012
Net income
Income from continuing operations	$17,506	$5,393	$52,776	$8,618
Income/(loss) from discontinued operations, net of tax	(2,930)	(955)	771	(4,980)

Net income	$14,576	$4,438	$53,547	$3,638

Weighted average shares outstanding—Basic	65,149	64,874	65,457	64,700
Dilutive effect of stock option and award plans	1,272	508	1,452	454
Dilutive effect of conversion of convertible debt	—	1,200	—	—

Diluted shares outstanding	66,421	66,582	66,909	65,154

Earnings per share—Basic (a)
Income from continuing operations	$0.27	$0.08	$0.81	$0.13
Income/(loss) from discontinued operations	$(0.04)	$(0.01)	$0.01	$(0.08)
Net income	$0.22	$0.07	$0.82	$0.06
Earnings per share—Diluted (a)
Income from continuing operations	$0.26	$0.08	$0.79	$0.13
Income/(loss) from discontinued operations	$(0.04)	$(0.01)	$0.01	$(0.08)
Net income	$0.22	$0.07	$0.80	$0.06

(a)	Net income per share may not equal earnings per share from continuing plus discontinued operations due to rounding.

For the three months ended January 31, 2013, 165,946 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended January 31, 2012, 1,301,795 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended January 31, 2013, 209,441 shares of common stock issuable upon exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the nine months ended January 31, 2012, 2,021,211 shares of common stock issuable upon conversion of the Convertible Notes, and 2,105,323 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

Except in specific circumstances, awards generally vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer resigned during fiscal 2012 and continues his service as a member of our board of directors and was appointed Co-Vice Chairman of the Board. As of January 31, 2013, there were 250,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the nine months ended January 31, 2013 and 2012 are as follows:

	For the Nine Months Ended January 31,
	2013		2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,988,164	$4.67	3,137,565	$4.73
Granted during year	3,500	11.02	1,134,100	3.17
Exercised during year	(837,842)	4.10	(126,834)	1.70
Canceled/forfeited during year	(105,496)	3.91	(234,499)	4.91

Options outstanding, end of period	3,048,326	$4.86	3,910,332	$4.37

Weighted average remaining contractual life	6.39 years		6.84 years

Options exercisable, end of period	2,003,040	$5.05	2,229,775	$5.00

Weighted average remaining contractual life	5.23 years		5.11 years

The aggregate intrinsic value of outstanding options as of January 31, 2013 and 2012 was $13.0 million and $5.9 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of January 31, 2013 and 2012 was $8.8 million and $3.2 million, respectively. The aggregate intrinsic value of the options exercised for the nine months ended January 31, 2013 and 2012 was $5.1 million and $218,000, respectively. At January 31, 2013, the total unamortized fair value of outstanding options was $1.3 million, which will be recognized over the remaining weighted average vesting period of 1.0 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”) to replace our expiring 2001 ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2013 and 2012, 92,476 and 234,418 shares were purchased under our ESPP, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

The following assumptions were used in valuing our options and ESPP purchases during the nine-month periods ended January 31, 2013 and 2012:

	For the Nine Months Ended January 31,
	2013	2012
Stock option grants:
Risk-free interest rate	0.31%	0.89 - 2.20%
Expected term	5.84 - 7.84 years	5.30 - 8.18 years
Expected volatility	70.0%	67.0 - 75.0%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.14%	0.06%
Expected term	6 months	6 months
Expected volatility	63.7%	49.9%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and performance-based RSU (“PSU”) awards, was $3.1 million, which included $45,000 of stock-based compensation expense related to the loss on the sale of our discontinued operations, and $1.8 million for the nine months ended January 31, 2013 and 2012, respectively.

We grant service-based RSUs to employees, consultants, and directors. The grants are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock but does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three years with one-third of the units vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is being amortized to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers. We grant PSUs without market conditions to our employees who are not executive officers, including for the successful implementation of our new enterprise resource planning (“ERP”) system. At the time of grant, we calculate the fair value of our market condition PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Nine Months Ended January 31,
	2013 (e)	2012
Grant date fair market value
Smith & Wesson Holding Corporation	$—	$3.57
NASDAQ Composite Index	$—	$2,781.91
Volatility (a)
Smith & Wesson Holding Corporation	—	67.67%
NASDAQ Composite Index	—	29.97%
Correlation coefficient (b)	—	0.46
Risk-free interest rate (c)	—	0.63%
Dividend yield (d)	—	0%

(a)	Volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.
(e)	There were no PSUs with market conditions granted during the nine months ended January 31, 2013.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return (“TSR”) of our common stock compared to the TSR of the Russell 2000 Index (the “RUT”) or the NASDAQ Composite Index (the “IXIC”), as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as applicable, by 10% in order for the target award to be earned.

During the nine months ended January 31, 2013, we granted 68,946 service-based RSUs and 63,050 PSUs without market conditions to employees and cancelled 12,664 service-based RSUs and 35,000 market-condition PSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs was $1.3 million for the nine months ended January 31, 2013. During the nine months ended January 31, 2013, we delivered 19,863 shares of common stock to current employees, consultants, and a former employee under vested RSUs with a total market value of $161,000.

During the nine months ended January 31, 2012, we granted 95,200 market-condition PSUs to certain of our executive officers. During the nine months ended January 31, 2012, we cancelled 88,700 market-condition PSUs previously granted to our former President and CEO. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $227,000 for the nine months ended January 31, 2012. During the nine months ended January 31, 2012, we delivered 8,500 shares of common stock to an employee and consultants under vested RSUs with a total market value of $35,000.

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2013 and 2012 are as follows:

	For the Nine Months Ended January 31,
	2013		2012
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	384,140	$7.91	123,600	$5.27
Awarded	131,996	9.45	95,200	4.76
Vested	(19,863)	9.66	(8,500)	2.75
Forfeited	(47,664)	5.84	(88,700)	5.30

RSUs and PSUs outstanding, end of period	448,609	$8.07	121,600	$6.14

As of January 31, 2013, there was $1.8 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

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

We recorded a future tax benefit of approximately $2.8 million resulting from a worthless stock deduction related to SWSS stock recognized during the nine months ended January 31, 2013.

At January 31, 2013, we had gross tax-affected unrecognized tax benefits of approximately $647,000, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at January 31, 2013 and April 30, 2012 was approximately $194,000 and $260,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

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

We are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek damages on behalf of our company from the individual defendants. Damages sought in each case include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees, and in one case also include declaratory relief and the rescission of certain option awards.

We are a defendant in approximately 17 product liability cases and are aware of approximately 8 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

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

On March 30, 2012, we entered into a purchase and sale agreement for the land and building we owned located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. During the three months ended January 31, 2013, we completed the sale of the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the purchase and sale agreement.

As of January 31, 2013 and 2012, we had recorded $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

For the Nine Months Ended January 31, 2013 and 2012

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.2 million as of January 31, 2013. We had restricted cash totaling $3.3 million as of January 31, 2013, of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with the Lenders. This restricted cash cannot be withdrawn from the accounts in which it is deposited without the consent of the Lenders.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2013 and 2012

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2013 and April 30, 2012, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	January 31,		April 30,
Description	2013	(Level 1)	2012	(Level 1)
Assets:
Cash equivalents	$61,920	$61,920	$56,698	$56,698

Total assets	$61,920	$61,920	$56,698	$56,698

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

Recently Issued Accounting Standards

The FASB did not issue any ASUs that are applicable or would have had a material impact on our consolidated financial statements during the nine months ended January 31, 2013.

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

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See Note 3—Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 24 of this report for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Third Quarter Fiscal 2013 Highlights

Net sales for the three months ended January 31, 2013 were $136.2 million, an increase of $38.1 million, or 38.8%, over net sales of $98.1 million for the three months ended January 31, 2012. The introduction of new products in the last several years, strong consumer demand in the firearm industry in general, and increases in production capacity have had a positive impact on our business. In particular, increased volumes for smaller sized pistols and our M&P branded polymer products and modern sporting rifles resulted in higher net sales and gross profit during the current quarter with increased consumer demand and customer acceptance. Hunting net sales increased from the prior year comparable quarter, primarily as a result of increased bolt action rifle unit sales. In addition, in January 2013, we implemented a new pricing and discount structure that improved both net sales and gross profit.

Gross profit as a percentage of net sales was 36.8% for the three months ended January 31, 2013 compared with 30.6% for the three months ended January 31, 2012 due, in part, to increased sales volume of our polymer products and modern sporting rifles, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, impacted gross profit percentage favorably, partially offset by increased volume-related spending. We also had favorable currency exchange gains on international purchases of products manufactured at Walther facilities. In addition, we increased our pricing on a selection of products, which benefitted gross profit.

Income from continuing operations for the three months ended January 31, 2013 was $17.5 million, or $0.26 per fully diluted share, compared with income from continuing operations of $5.4 million, or $0.08 per fully diluted share, for the three months ended January 31, 2012. Income for the current quarter was favorably impacted by increased net sales, improved gross profit margin and reduced interest expense on lower debt.

Net sales for the nine months ended January 31, 2013 were $408.8 million, an increase of $126.6 million, or 44.9%, over net sales of $282.2 million for the nine months ended January 31, 2012. The increase in handgun and modern sporting rifle product sales resulted from the same factors noted above for the three months ended January 31, 2013. Availability of several Walther products allowed for increased sales to meet strong consumer demand, which was additionally spurred by a targeted promotion. The increase in hunting product net sales from the prior year comparable period was a result of improved production output from completing our restructuring plan, as noted above, as well as the Thompson/Center Arms Venture rifle recall in November 2011 and increased unit sales of our bolt action rifles.

Gross profit as a percentage of net sales was 36.7% for the nine months ended January 31, 2013 compared with 28.8% for the nine months ended January 31, 2012 due, in part, to increased sales volume of our polymer products and modern sporting rifles, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, was partially offset by increased volume-related spending. During the nine months ended January 31, 2012, we incurred $2.1 million of warranty costs associated with the Thompson/Center Arms Venture rifle recall and $2.4 million of costs associated with the consolidation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility, which were completed in the prior fiscal year. We did not incur these costs in the nine-month period ended January 31, 2013, which favorably impacted gross profit during such period. We had favorable currency exchange gains on international purchases of products manufactured at Walther facilities and our pricing increases on a selection of products benefitted gross margin.

Income from continuing operations for the nine months ended January 31, 2013 was $52.8 million, or $0.79 per fully diluted share, compared with income from continuing operations of $8.6 million, or $0.13 per fully diluted share, for the nine months ended January 31, 2012. Income from continuing operations for the nine months ended January 31, 2013 was favorably impacted primarily by the same factors noted above.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Handguns	$77,678	$56,973	$20,705	36.3%
Modern Sporting Rifles	31,991	20,112	11,879	59.1%
Hunting Firearms	5,430	3,999	1,431	35.8%
Walther	12,662	7,695	4,967	64.5%
Parts & Accessories	4,969	4,036	933	23.1%

Total Firearms	132,730	92,815	39,915	43.0%
Non-Firearms	3,512	5,310	(1,798)	-33.9%

Total Net Sales	$136,242	$98,125	$38,117	38.8%

Net sales for the three-month period ended January 31, 2013 increased 36.3% over the comparable quarter last year as we were able to address increased consumer demand with increases in production capacity, particularly for handgun products, which saw a sales increase of $20.7 million over the comparable quarter last year, most noticeably for polymer pistol products. Net sales of modern sporting rifles increased $11.9 million over the comparable quarter last year, primarily because of strong demand for all rifles, including our full size, sport, and .22 caliber models. Walther net sales increased from the prior comparable quarter because of additional promotions and product availability in a market with high consumer demand. In addition, in January 2013, we implemented a new pricing and discount structure that improved net sales.

The order backlog as of January 31, 2013 was $667.8 million, or $469.3 million higher than at the end of the comparable quarter last year, due to increased consumer demand for all firearm products. The order backlog was $335.1 million higher than the prior sequential quarter because of the same impact from increased consumer demand. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales, particularly since order demand currently exceeds our manufacturing capacity. At the end of the quarter, there was a limited supply of our products in the sporting goods channel and at dealers. We believe that there are a number of firearm retailers that have placed orders through distributors that exceed the retailers’ actual requirements. There is a possibility that such excess orders may have resulted in, and may continue to result in, our distributors placing excess orders with us, thereby potentially inflating our backlog.

Net sales into our sporting goods distribution channel, excluding Walther products, were $106.8 million for the three months ended January 31, 2013, an increase of 34.9% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales and an increase in production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $16.2 million, excluding Walther products, an increase of 56.1% over the comparable quarter last year because of increased orders of polymer products and modern sporting rifles to law enforcement as well as increased international shipments to Puerto Rico.

The following table sets forth certain information relating to net sales for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Handguns	$224,714	$164,112	$60,602	36.9%
Modern Sporting Rifles	93,259	49,366	43,893	88.9%
Hunting Firearms	25,469	18,645	6,824	36.6%
Walther	34,147	21,197	12,950	61.1%
Parts & Accessories	20,240	14,511	5,729	39.5%

Total Firearms	397,829	267,831	129,998	48.5%
Non-Firearms	10,968	14,323	(3,355)	-23.4%

Total Net Sales	$408,797	$282,154	$126,643	44.9%

Net sales for the nine-month period ended January 31, 2013 increased 44.9% over the comparable period last year because of the strength of orders for the handgun and modern sporting rifle products as noted above. Hunting product net sales increased primarily because of productivity and efficiency gains as last fiscal year we completed the move of the production of our hunting products to our Springfield, Massachusetts facility as well as increased unit sales of our bolt action rifles. Walther product sales increased 61.1% because of additional promotions and product availability in a market with high consumer demand.

Net sales in our sporting goods distribution channel, excluding Walther products, were $328.8 million for the nine months ended January 31, 2013, an increase of 45.9% over the comparable period last year, which was primarily the result of increased polymer pistol and modern sporting rifle sales. Net sales into our professional channels were $44.0 million, excluding Walther products, an increase of 29.9% from the comparable period last year because of increased international shipments to Canada, Japan, and Puerto Rico.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$86,143	$68,121	$18,022	26.5%
% of net sales	63.2%	69.4%
Gross profit	$50,099	$30,004	$20,095	67.0%
% of net sales	36.8%	30.6%

Gross profit for the three months ended January 31, 2013 increased by 67.0% from the comparable quarter last year, primarily because of an increase in sales volume and a shift in product mix to our polymer pistol products and modern sporting rifles as a result of increased capacity to meet demand, as previously noted. The increased gross profit was also a result of the favorable production mix, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, impacted gross profit percentage favorably by 6.8 percentage points, or $20.1 million, partially offset by increased volume-related spending of $1.7 million, or 1.3 percentage points. We also had favorable currency exchange gains of 0.5 percentage points, or $655,000, on international purchases of products manufactured at Walther facilities. In addition, we increased our pricing on a selection of products, which benefitted gross profit by 1.2 percentage points, or $2.4 million.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$258,882	$201,028	$57,854	28.8%
% of net sales	63.3%	71.2%
Gross profit	$149,915	$81,126	$68,789	84.8%
% of net sales	36.7%	28.8%

Gross profit for the nine months ended January 31, 2013 increased by 84.8% from the comparable period last year, primarily as a result of the increase in sales volume and fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, resulted in a 6.2 percentage point, or $60.1 million, increase, partially offset by increased volume-related spending of $3.6 million, or 0.9 percentage points. During the nine months ended January 31, 2012, we incurred $2.1 million of warranty costs associated with the Thompson/Center Arms Venture rifle recall and $2.4 million of costs associated with the consolidation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility, which were completed in the prior fiscal year. We did not incur these costs in the nine-month period ended January 31, 2013, which favorably impacted gross profit by 1.1 percentage points, or $4.5 million, during such period. We had favorable currency exchange gains of 0.7 percentage points, or $2.8 million, on international purchases of products manufactured at Walther facilities and our pricing increases on a selection of products benefitted gross margin by 0.8 percentage points, or $4.3 million.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Research and development	$942	$992	$(50)	-5.0%
Selling and marketing	8,333	8,062	271	3.4%
General and administrative	12,776	10,666	2,110	19.8%

Total operating expenses	$22,051	$19,720	$2,331	11.8%
% of net sales	16.2%	20.1%

Research and development expenses were flat compared with the prior year comparable quarter. Selling and marketing expenses increased from the prior year comparable quarter because of increased television show sponsorships and media advertising in the current fiscal quarter. General and administrative costs increased compared with the prior year comparable quarter because of $731,000 of additional profit sharing expense; $703,000 of increased incentive accruals; and $597,000 of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012. We also experienced additional costs associated with the planning of our new ERP system that is scheduled to be implemented during fiscal 2014. Operating expenses as a percentage of net sales for the three months ended January 31, 2013 decreased from the prior year comparable quarter as a result of increased sales volume and gained efficiencies from the completed move of the production of our hunting products in the prior year.

The following tables set forth certain information regarding operating expenses for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Research and development	$3,363	$3,571	$(208)	-5.8%
Selling and marketing	23,203	24,823	(1,620)	-6.5%
General and administrative	37,381	33,483	3,898	11.6%

Total operating expenses	$63,947	$61,877	$2,070	3.3%
% of net sales	15.6%	21.9%

Operating expenses for the nine months ended January 31, 2013 increased from the prior year comparable period and decreased as a percentage of net sales as a result of increased volume that favorably impacted selling and marketing expenses. Research and development costs decreased primarily as a result of reduced consulting fees of $248,000. Selling and marketing expenses decreased $1.6 million, which was largely due to a $1.0 million reduction in consulting and outside services relating to market research and a $983,000 reduction in sample costs from the prior year comparable period. General and administrative costs increased over the comparable prior period because of $3.5 million of additional profit sharing expense; $2.6 million of increased incentive accruals; and $1.6 million of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012, offset by $2.9 million of reduced legal and consulting fees, of which, $1.9 million related to our investigation of the DOJ and SEC matters and $988,000 of employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior comparable period.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating income from continuing operations	$28,048	$10,284	$17,764	172.7%
% of net sales	20.6%	10.5%

The increase in operating income from continuing operations for the three months ended January 31, 2013 compared with the prior year comparable quarter resulted primarily from increased sales volume and the related gross profit, the corresponding impact of improved favorable fixed cost absorption, and gained efficiency from the completed move of the production of our hunting products from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility, partially offset by increased volume-related spending.

The following table sets forth certain information regarding operating income from continuing operations for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating income from continuing operations	$85,968	$19,249	$66,719	346.6%
% of net sales	21.0%	6.8%

The increase in operating income from continuing operations for the nine months ended January 31, 2013 compared with the prior year comparable period resulted primarily from the same factors mentioned above. We also experienced $2.7 million of reduced plant consolidation costs as a result of moving the production of our hunting products to our Springfield, Massachusetts facility in the prior comparable period, $1.9 million of reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets, and $988,000 of reduced employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior year comparable period.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Interest expense	$1,240	$1,629	$(389)	-23.9%

Interest expense decreased during the three months ended January 31, 2013 compared with the comparable quarter last year because of the repurchase of $30.0 million of our Convertible Notes in fiscal 2012 and the reduced interest expense associated with our lower debt balance.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Interest expense	$4,571	$6,044	$(1,473)	-24.4%

Interest expense for the nine months ended January 31, 2013 decreased from the nine months ended January 31, 2012 because of the repurchase of $30.0 million of our Convertible Notes in fiscal 2012 and reduced amortization in connection with the write off of debt issuance costs as a result of the reduction of our line of credit during the prior year comparable period. The reduction of interest expense was offset by $552,000 of additional bond premium and $173,000 of debt issuance write-off costs we recorded in order to retire $6.4 million of our Senior Notes during the nine months ended January 31, 2013.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Income tax expense	$9,350	$3,664	$5,686	155.2%

Income tax expense increased as a result of the increase in operating profit.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Income tax expense	$29,410	$5,845	$23,565	403.2%

Income tax expense increased as a result of the increase in operating profit noted above. The effective tax rates for the nine months ended January 31, 2013 and 2012 were 35.8% and 40.6%, respectively. The reduction in rate was due to the expected increased utilization of available tax credits correlated to our increased profitability. We expect that the effective tax rate will remain stable throughout the rest of the current fiscal year.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended January 31, 2013 and 2012 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change
Income from continuing operations	$17,506	$5,393	$12,113	224.6%
Net income per share from continuing operations
Basic	$0.27	$0.08	$0.19	237.5%
Diluted	$0.26	$0.08	$0.18	225.0%

Income from continuing operations for the three months ended January 31, 2013 increased primarily because of increased sales volumes, corresponding gross profit, as well as our new pricing and discount structure that resulted in increased net sales and gross profit. Net income per basic share from continuing operations for the three months ended January 31, 2013 was favorably impacted by $0.01 as a result of our repurchase of $20.0 million of our common stock under our stock repurchase program.

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the nine months ended January 31, 2013 and 2012 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change
Income from continuing operations	$52,776	$8,618	$44,158	512.4%
Net income per share from continuing operations
Basic	$0.81	$0.13	$0.68	523.1%
Diluted	$0.79	$0.13	$0.66	507.7%

Income from continuing operations for the nine months ended January 31, 2013 was favorably impacted by the same items noted above during the three-month period. We also experienced less legal and consulting fees, less severance and employee benefit costs paid to our former President and Chief Executive Officer, less warranty costs associated with the recall of the Venture rifles, and reduced interest expense, as noted above. Net income per basic and diluted share from continuing operations for the nine months ended January 31, 2013 was favorably impacted by $0.01 as a result of our repurchase of $20.0 million of our common stock under our stock repurchase program.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division (dollars in thousands, except per share data):

	For the Three Months Ended January 31,			For the Nine Months Ended January 31,
	2013	2012	$ Change	2013	2012	$ Change
Net sales from discontinued operations	$—	$8,432	$(8,432)	$6,732	$21,879	$(15,147)
Loss before income taxes	$(601)	$(1,600)	$999	$(3,150)	$(8,306)	$5,156
Income tax expense/(benefit)	$2,329	$(645)	$2,974	$(3,921)	$(3,326)	$(595)
Net income/(loss) from discontinued operations	$(2,930)	$(955)	$(1,975)	$771	$(4,980)	$5,751
Basic—discontinued operations	$(0.04)	$(0.01)	$(0.03)	$0.01	$(0.08)	$0.09
Diluted—discontinued operations	$(0.04)	$(0.01)	$(0.03)	$0.01	$(0.08)	$0.09
Weighted average number of common shares
Basic	65,149	64,874		65,457	64,700
Diluted	66,421	66,582		66,909	65,154

We completed the disposition of SWSS on July 26, 2012. As a result, net sales from discontinued operations for the three and nine months ended January 31, 2013 decreased $8.4 million and $15.1 million, respectively, from the three and nine months ended January 31, 2012. The loss before income taxes for the three months ended January 31, 2013 related primarily to legal fees associated with retained liabilities and an additional loss on sale from a $424,000 settlement relating to the working capital adjustment that was recorded in the current quarter. During the three months ended January 31, 2013, the reserve for income tax benefit associated with the worthless stock deduction was reduced from $5.4 million to $2.8 million as a result of additional basis information calculated during the quarter. This $2.6 million increase in income tax expense comprises the majority of the loss from discontinued operations. Net income for the nine months ended January 31, 2013 primarily related to the $2.8 million worthless stock deduction recognized during the period.

On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $7.9 million, including a $400,000 working capital adjustment. In addition, we signed a licensing agreement with FutureNet for the use of the SWSS trade name for a period of two years subsequent the sale. As noted above, we completed the disposition on July 26, 2012. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During fiscal 2012, we recognized a loss on sale of the disposal group of $5.8 million and during the nine months ended January 31, 2013, we recorded an additional $1.2 million loss, which is included in net income for the nine-month period.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating activities	$46,764	$7,778	$38,986	501.2%
Investing activities	(19,843)	(9,676)	(10,167)	-105.1%
Financing activities	(21,639)	(30,649)	9,010	29.4%

Total	$5,282	$(32,547)	$37,829	116.2%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the nine months ended January 31, 2013, we generated $46.8 million in cash from operating activities, an increase of $39.0 million from the $7.8 million of cash generated by operating activities in the first nine months of fiscal 2012. Cash generated during the nine months ended January 31, 2013 was primarily because of a $49.9 million increase in net income. Cash provided by operating activities was impacted by a $6.1 million reduction in income tax payable because of estimated income tax payments paid during fiscal 2013, a $13.9 million increase in inventory levels because of increased parts purchases related to capacity increases to accommodate customer demand for our polymer pistol products and modern sporting rifles, $4.2 million of reduced accounts payable, and $7.8 million of reduced accrued expenses, including reduced accruals for distributor incentives.

Investing Activities

Cash used for investing activities increased by $10.2 million for the nine months ended January 31, 2013 compared with the comparable period in fiscal 2012 as a result of increased capital spending during the period of $18.3 million, partially offset by $7.5 million received for the sale of our discontinued operations as noted above and $1.0 million of proceeds from the sale of the land and building located in Rochester, New Hampshire. We currently expect to spend $35.0 million to $40.0 million on capital expenditures in fiscal 2013, an increase of $17.2 million to $22.2 million, respectively, over the $17.8 million spent in fiscal 2012. Major capital expenditures in fiscal 2013 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash used by financing activities was $21.6 million for the nine months ended January 31, 2013 compared with $30.6 million for the nine months ended January 31, 2012. The usage in the current year primarily related to our stock repurchase program, as discussed below, under which we purchased $20.0 million of our common stock in the open market utilizing cash on hand. We also purchased $6.4 million of our Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. We had no short-term bank borrowings at January 31, 2013 or 2012. The purchases of our Senior Notes were offset by $4.1 million of proceeds from exercise of options to acquire our common stock, including purchases of our common stock for our ESPP. The usage in the prior year comparable period primarily related to repayment of $30.0 million of Convertible Notes utilizing cash on hand.

During fiscal 2011, we issued an aggregate of $50.0 million of Senior Notes pursuant to the terms and conditions of an exchange agreement and the Senior Notes Indenture. During the nine months ended January 31, 2013, we repurchased a total of $6.4 million of our Senior Notes in the open market utilizing cash on hand. We had $43.6 million of Senior Notes outstanding on January 31, 2013.

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

During the nine months ended January 31, 2013, our board of directors authorized the repurchase up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2.1 million shares of our common stock for $20.0 million during the nine months ended January 31, 2013 utilizing cash on hand.

Our future capital requirements will depend on many factors, including our rate of internal growth, the timing and extent of new product introductions, the execution of our recently approved stock buyback plan, the expansion of sales and marketing activities, and the amount and timing of acquisitions of other companies. We cannot assure you that further equity or debt financing will be available to us on acceptable terms or at all.

Summary

As of January 31, 2013, we had $62.0 million in cash and cash equivalents on hand, including restricted cash of $3.3 million. During the nine months ended January 31, 2013, we repurchased $20.0 million of our common stock utilizing cash on hand. We had a $60.0 million revolving line of credit with the Lenders, upon which we had no borrowings as of January 31, 2013. During the nine months ended January 31, 2013, we purchased $6.4 million of Senior Notes in the open market utilizing cash on hand. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2013. Based upon our current working capital position, current operating plans, the potential repurchase of the remaining $15.0 million authorized under our stock repurchase plan, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending January 31, 2013, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of January 31, 2013, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2013, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended January 31, 2013 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
November 1 to 30, 2012	—	$—	—	$—
December 1 to 31, 2012	2,099,603	9.53	2,099,603	15,000
January 1 to 31, 2013	—	—	—	15,000

Total	2,099,603	$9.53	2,099,603	$15,000

(1)	On December 6, 2012, we announced that our board of directors approved a stock repurchase program for the repurchase of up to $20.0 million of our common stock until June 30, 2013. On December 27, 2012, we announced that our board of directors authorized an additional $15.0 million for our common stock repurchase program, bringing the cumulative authorization to $35.0 million. The remaining amount authorized for the repurchase of our common stock through June 30, 2013 is $15.0 million.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBLR Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: March 5, 2013	By:	/s/ P. JAMES DEBNEY

P. James Debney
President and Chief Executive Officer

Date: March 5, 2013	By:	/s/ JEFFREY D. BUCHANAN

Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBLR Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.