Form 10-K
period 2013-04-30
SMITH & WESSON HOLDING CORP
filed 2013-06-25
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (65,079,849 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $624,115,752. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 21, 2013, there were outstanding 64,368,037 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2013

Smith & Wesson®, M&P®, Dimension®, and S&W® are registered U.S. trademarks of our company or one of our subsidiaries. Thompson/Center ArmsTM, Performance CenterTM, M&P ShieldTM, and Thompson/Center Arms VentureTM are unregistered trademarks of our company or one of our subsidiaries. This report also contains trademarks and trade names of other companies.

This report includes market and industry data that we obtained from periodic industry publications, third-party studies and surveys, government agency sources, filings of public companies in our industry, and internal company surveys. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the foregoing industry and market data to be reliable at the date of the report, this information could prove to be inaccurate as a result of a variety of matters.

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2013 and thereafter; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center Arms brand, and the Performance Center brand.

We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of the products we produce. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

Our objective is to be the leading firearms manufacturer. Key elements of our strategy to achieve this objective are as follows:

•	introducing innovative new products;

•	enhancing current products to expand our presence in existing markets;

•	enhancing our manufacturing productivity, flexibility, and capacity;

•	capitalizing on our brand names, including Smith & Wesson and M&P;

•	increasing customer satisfaction and building customer loyalty; and

•	pursuing strategic relationships and strategic acquisitions relating to our current business.

We estimate that the domestic non-military firearm market is approximately $2.0 billion for handguns and $1.6 billion for long guns, excluding shotguns, with our market share being approximately 17% and 11%, respectively. According to 2011 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 12% from 2006 through 2011.

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

We have had a two-pronged strategic relationship with Carl Walther GmbH since April 1998. Under a manufacturing agreement with a term through the end of fiscal 2015, we hold the production rights for the popular Walther PPK and PPK/S pistols in the United States, which we manufacture at our Houlton, Maine facility. We reached an understanding with Carl Walther GmbH not to extend our distribution agreement that expired at the end of fiscal 2013 to serve as the exclusive U.S. importer and distributor of Walther firearms. In addition, our understanding takes into consideration that we will continue to produce the PPK and PPK/S pistols for Walther under the existing production rights agreement until the end of fiscal 2014, and Walther will continue to manufacture our M&P22 pistols until the end of fiscal 2015.

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

On November 2011, we completed our previously announced restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. In connection with our plant consolidation, we completed the sale of K.W. Thompson Tool Company, Inc. (“K.W. Thompson”), a company that included our foundry operations and which was a subsidiary of Thompson/Center Arms on January 2, 2012. In addition, we completed the sale of the land and building located in Rochester, New Hampshire on December 10, 2012.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (since renamed SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. and referred to herein as “SWSS”). Based on a combination of factors occurring after the acquisition, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, we completed the disposition of SWSS on July 26, 2012. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. Reference is made to Note 3 to our consolidated financial statements for a discussion of discontinued operations. Prior to the decision to divest the business, we had reported this business as a separate division under the heading of security solutions.

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

Strategy

Our objective is to be the leading firearms manufacturer. Key elements of our strategy to achieve this objective are as follows:

Introduce New Products

We continually seek to introduce new products to increase our current market share. During the last two fiscal years, we have introduced numerous new handgun and long-gun models, including our popular M&P Shield, M&P Pro Series Competition Optics Ready Equipment (“C.O.R.E”) models, the SDVE, Performance Center, Model 41, M&P10, M&P 15 Sport, and Dimension firearms. We plan to continue to introduce new firearm products in fiscal 2014.

Enhance Current Products to Expand Presence in Existing Markets

We plan to continue to expand our penetration and market share in the markets we serve, especially in the polymer handgun market and long gun market as represented by our M&P brand and our Thompson/Center

Arms brand. Historically, the largest portion of our business resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms and the introduction of our modern sporting rifles, we have expanded our business into multiple segments of the long gun market.

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

Capitalize on our Brand Names, Including Smith & Wesson and M&P

We plan to capitalize on our brand names, including Smith & Wesson and M&P. We believe our brand names enable us to introduce new products and services that we do not currently offer and to generate revenue from third parties that believe licensing our brand name will facilitate the sale of their products or services. We believe that Smith & Wesson is one of the world’s most recognized brand names. We also continue to focus on enhancing our other brands. Customer feedback has shown that the Thompson/Center Arms brand name has a high recognition value among hunters and the M&P and Performance Center brands are recognized as high-quality professional brands.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer training and support.

Pursue Strategic Relationships and Acquisitions Relating to Our Current Business

We intend to develop and expand strategic relationships and pursue strategic acquisitions that complement or enhance our current firearm business.

Products and Services

General

Our firearm products combine our legacy of 161 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market serving both law enforcement agencies and the sporting goods market. The launch of our M&P branded modern sporting rifle lines in January 2006 has enabled us to capture what we estimate to be approximately 20% of the modern sporting rifle market. The addition of our Thompson/Center Arms brand integrated hunting firearms and interchangeable firearm systems into our product portfolio and added long-gun barrel manufacturing capabilities for our modern sporting rifles. We currently participate in three categories of the long-gun market and both core categories of the handgun market.

In fiscal 2013, we introduced a variety of new handgun and long gun models. Our SDVE, chambered in 9mm and .40 S&W is a lightweight, polymer framed, semi-automatic pistol that combines value and enhanced features to deliver top-grade performance in a reliable, affordable option for home defense and personal protection. We also added four models to our premier line of M&P polymer pistols, including a standard barrel length and a 5” barrel length. Based on the popular Pro Series line of competition ready firearms, our new M&P C.O.R.E models, chambered in 9mm and .40 S&W, offer consumers a specialized platform for adding accessory optics to their personal handguns.

In addition, we added to our Smith & Wesson Performance Center line of high performance 1911’s by adding two models with features specific for competition and personal defense needs. Our Custom SW1911, chambered in .45 ACP is standard with a 5” barrel length. The Round Butt SW1911 is also chambered in .45 ACP and uses our patented scandium alloy to deliver performance in a lightweight commander-length frame. Our Model 41is a classic target pistol, chambered in .22LR, available in an optics ready platform. All of our Performance Center models share the same handcrafted and customized features our customers have come to expect from the Performance Center line.

Our M&P10 was the newest addition to our M&P long gun family. Chambered in .308 Winchester (7.62x51mm), this model offers versatility, enhanced ambidextrous features and reliability for hunting, competitive shooting, or law enforcement activities.

In fiscal 2012, we introduced multiple new handgun and long gun models including our M&P Shield, a powerful, slim, lightweight, concealable, polymer pistol chambered in 9mm and .40 S&W. The M&P Shield incorporates many of the professional-grade features of our full-size M&P pistols: striker-fired action for smooth, consistent trigger pull, patented take down lever and sear deactivation, and our optimized 18 degree grip angle for natural point of aim and rapid target acquisition. This product is specifically designed to deliver outstanding comfort, accuracy and performance in a carry or concealed carry platform.

With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

Generally, our business is seasonal as we have higher sales in the early spring months with industry events and distributor shows heavily scheduled during that time. Currently, our increased backlog and the capacity constraint that limits our sales to available production days affect our sales volume more prominently than seasonality. In addition, our capacity constraint is more prominent in the second and third fiscal quarters because of annual shutdowns and holiday schedules.

Our firearms net sales for the years ended April 30, 2013, 2012, and 2011 were $587.5 million, $412.0 million, and $342.2 million, respectively. Firearms gross profit for the years ended April 30, 2013, 2012, and 2011 totaled $218.4 million, $128.0 million, and $104.7 million, respectively. Total assets for our firearm business unit, excluding assets held for sale relating to our divested security solutions division, totaled $327.0 million, $248.2 million, and $256.0 million as of April 30, 2013, 2012, and 2011, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business unit.

Our Smith & Wesson handgun sales accounted for $324.6 million in net sales, or 55.3% of our net sales, for the fiscal year ended April 30, 2013, $238.4 million in net sales, or 57.9% of our net sales, for the fiscal year ended April 30, 2012, and $190.7 million in net sales, or 55.7% of our net sales, for the fiscal year ended April 30, 2011. The sale of long guns accounted for $179.2 million in net sales, or 30.5% of our net sales, for the fiscal year ended April 30, 2013, $102.4 million in net sales, or 24.9% of our net sales, for the fiscal year ended April 30, 2012, and $77.2 million in net sales, or 22.6% of our net sales, for the fiscal year ended April 30, 2011. Our sales of other products and services accounted for $42.1 million in net sales, or 7.2% of our net sales, for the fiscal year ended April 30, 2013, $38.8 million in net sales, or 9.4% of our net sales, for the fiscal year ended April 30, 2012, and $36.4 million in net sales, or 10.6% of our net sales, for the fiscal year ended April 30, 2011. Walther sales accounted for $41.6 million in net sales, or 7.1% of our net sales, for the fiscal year ended April 30, 2013, $32.3 million in net sales, or 7.8% of our net sales, for the fiscal year ended April 30, 2012, and $38.0 million in net sales, or 11.1% of our net sales, for the fiscal year ended April 30, 2011.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for over 160 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and personal markets.

Our full size and compact M&P pistol products have been engineered with input from more than a dozen law enforcement agencies and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as to contain features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless steel chassis, and a through-hardened and black durable rust resistant finish stainless steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

Our Smith & Wesson Performance Center has been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. While Performance Center products are typically made in limited production quantities, we offer a number of catalog variations in order to enhance product availability.

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

Long Guns

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These long guns are also popular as hunting and sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in four different calibers (.22LR, 5.56mm NATO (.223), .300 Whisper and a .308 Winchester (7.62x51mm)) for a multiple of recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a lower price-point sport model, a .22 caliber model, a new hunting caliber for longer range affectivity and models designed for the exclusive use of military and law enforcement agencies throughout the world.

We manufacture two lines of bolt-action rifles under our Thompson/Center Arms brand consisting of several models in each line. These long guns are offered in 16 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer seven high-quality models of American-made single shot “black powder,” or “muzzle loader,” firearms. Ammunition for our Black powder firearms are loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzle loading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

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

Walther

We manufacture Walther PPK and PPK/S handguns at our Houlton, Maine facility through an agreement with Carl Walther GmbH that extends through the end of fiscal 2014. We decided not to extend our agreement with Walther that expired at the end of fiscal 2013, under which we were the exclusive U.S. importer and distributor of Walther Firearms, including those manufactured in Germany.

Other Products and Services

Our other products and services include the following:

Parts and Accessories

We sell parts and accessories to support our firearm business. The major products included in parts and accessories include barrels, magazines, and scope and sight kits that are manufactured at our facilities or purchased through third parties.

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

Licensing

Several of our registered trademarks, including the “S&W” logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms”, and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness. As a result, licensing our trademarks to third parties for use in connection with their products and services provides us with an opportunity that is not available to many other companies in our industry.

Products of our licensees are distributed throughout the world. As of April 30, 2013, we licensed our trademarks to 15 different companies that market and sell products complementing our products. In fiscal 2013, we signed an agreement with three new licensees and ended our relationship with two licensees.

Marketing, Sales, and Distribution

General

We employ direct sales people who service commercial, law enforcement, federal, and military distributors, retailers, and dealers. We also sell firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors accounted for a total of 37.5% and 37.9%, respectively, of our net sales for the fiscal years ended April 30, 2013 and 2012. Those commercial distributors are not regional and have many of the same dealer customers. Therefore, we believe that the loss of one or more of the distributors would not materially impact sales, as the remaining distributors would be allocated additional sales.

We market our firearm products primarily through distributors, independent dealers, large retailers, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include conventional campaigns, social and electronic media, as well as in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in numerous outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure.

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

For the fiscal years ended April 30, 2013, 2012, and 2011, advertising and promotion expenses amounted to $15.1 million, $14.7 million, and $15.1 million, respectively, excluding the cost of rebates and promotions reflected in gross margin.

We sell our products worldwide. International sales accounted for 3%, 4%, and 5% of our net sales for the fiscal years ended April 30, 2013, 2012, and 2011, respectively. We had no assets located outside the United States during the fiscal years ended April 30, 2013, 2012, or 2011.

E-Marketing

We utilize our www.smith-wesson.com and www.tcarms.com websites to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We are exploring ways to enhance our ability to utilize e-marketing, including social and digital marketing, to provide additional products and services to our customers.

Retail

We operate an online retail store from which we sell Smith & Wesson, M&P, and Thompson/Center Arms firearms accessories, branded products, apparel, and related shooting supplies.

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

Manufacturing

We have two manufacturing facilities for our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts and a 38,000 square-foot facility located in Houlton, Maine. We conduct our handgun and long gun manufacturing and most of our specialty service activities at our Springfield, Massachusetts facility; we utilize our Houlton, Maine facility for the production of PPK handguns, handcuffs, and other restraint devices. Our Springfield and Houlton facilities are ISO 9001 certified.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every Smith & Wesson-branded firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we deploy sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield, Massachusetts and our Houlton, Maine facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system.

We believe we have a strong track record of manufacturing high-quality products. From time to time, we have experienced some manufacturing issues with respect to some of our firearms and have initiated product recalls. Our most recent recall occurred in June 2013 with respect to our Thompson/Center Arms bolt action rifles manufactured at our Springfield, Massachusetts and our closed Rochester, New Hampshire facilities. In November 2011, we also issued a recall with respect to our Thompson/Center Arms Venture rifles manufactured at our Springfield, Massachusetts and our closed Rochester, New Hampshire facilities. In May 2009, we also issued a recall with respect to our Model 22A pistols manufactured at our Houlton, Maine facility. In February 2009, we issued a recall with respect to our Walther PPK/S pistols manufactured at our Houlton, Maine facility. The expense recognized relating to these recalls was $6.3 million.

Suppliers

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including but not limited to polymer pistol frames, bolt carriers, rifle receivers, magazines, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers are U.S.-based and provide materials, such as raw steel, cutting tools, stamping, polymer components, and metal-injected-molded components. We believe the costs of these materials are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing products and develop new products. In fiscal 2013, 2012, and 2011, our gross spending on research activities relating to the development of new products was $4.8 million, $4.5 million, and $4.4 million, respectively. As of April 30, 2013, we had 39 employees engaged in ongoing research and development activities as part of their responsibilities.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and the importance of protecting our intellectual property. Accordingly, we own numerous patents related to our firearm and handcuff products. We apply for patents whenever we develop new products or processes deemed commercially viable. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand name, trademarks and copyrights also are important to our business. We have an active global program of trademark registration and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, as well as our M&P, Performance Center, and Thompson/Center Arms brands are known and recognized by the public worldwide and are important to our business.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, copyrights, or service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

Competition

The firearm industry is dominated by a small number of well-known companies. We encounter competition from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do, while the majority of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, long guns, and handcuffs in the United States, and an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors.

Our primary competitors are Ruger and Taurus in the revolver market and Beretta, Glock, Heckler & Koch, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Bushmaster, Rock River, Stag Arms, and DPMS in the modern sporting rifle market and Browning, Marlin, Remington, Ruger, Savage, Weatherby, CVA, Traditions, and Winchester in the hunting rifle market.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 95% of our handcuffs and restraints in the United States.

Customers

We sell our products and services through a variety of federally licensed distribution channels. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. The ultimate users of our firearm products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other government organizations.

During fiscal 2013, 7.6% of our sales were to state and local law enforcement agencies and the federal government, 3.3% of our sales were international customers; and the remaining 89.1% of our sales were through the highly regulated distribution channel to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

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

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and the makeup of the material of the firearm. California has similar regulations but also requires that each new model be tested by an independent lab before being approved for sale within the state. Warning labels related to the operation of firearms are contained in all boxes in which the firearms are shipped. With respect to state and local regulations, the local firearm dealer is required to comply with those laws, and we seek to manufacture firearms complying with those specifications.

Environmental Health and Safety

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including, but not limited to, those regulations monitored by the Occupational Health and Safety Administration (OSHA), National Fire Protection Association (NFPA), and the Department of Public Health (DPH). Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are required to comply with regulations that mitigate any release into the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

We are required to remediate hazardous waste at our facilities. Currently, we own a designated site in Springfield, Massachusetts that contains two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan (“MCP”). The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at two sites.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main facility in Springfield, Massachusetts. We spent $316,000 in fiscal 2013 on environmental compliance, consisting of $49,000 for disposal fees and containers, $33,000 for remediation, $22,000 for DEP analysis and fees, and $212,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate.

During the year ended April 30, 2013, we completed the sale of the land and building located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. We have insurance to supplement environmental remediation costs in excess of reserves associated with the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the purchase and sale agreement.

As of April 30, 2013, we had recorded $577,000 of environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental health and safety proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

Employees

As of May 31, 2013, we had 1,475 full-time employees. Of our employees, 1,218 are engaged in manufacturing, 82 in sales and marketing, 37 in finance and accounting, 39 in research and development, 40 in information services, and 59 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 26.6% have 10 or more years of service with our company and 20.1% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2013 and 2012, we had a backlog of orders of $877.3 million and $421.0 million, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. In addition, our backlog currently exceeds our annual manufacturing capacity. Therefore, our backlog may not be indicative of future sales. These amounts do not include our distributor and importer relationship with Walther, which was not continued at the end of fiscal 2013.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	45	President and Chief Executive Officer
Jeffrey D. Buchanan	57	Executive Vice President, Chief Financial Officer, and Treasurer
Michael J. Brown	50	Vice President, U.S. Sales
Robert J. Cicero	46	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mario Pasantes	63	Senior Vice President, Marketing and International Sales
Mark P. Smith	37	Vice President, Manufacturing and Supply Chain Management

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

Robert J. Cicero has served as Vice President and General Counsel of our company since October 2011 and Chief Compliance Officer and Secretary of our company since April 2012. Mr. Cicero was Associate General Counsel, Compliance Officer and Assistant Secretary of Chemtura Corporation, a global specialty chemicals company, from March 2009 until October 2011; Assistant General Counsel from July 2005 until March 2009; and Chief Counsel from September 2003 until July 2005. He was an Associate in the Executive Compensation and Employee Benefits Group for the law firm of Shearman & Sterling from May 2000 until September 2003; an Associate in the Labor and Employment Section for the law firm of Morgan, Lewis & Bockius, LLP, from May 1998 until May 2000; and an Associate in the Labor and Employment Section for the law firm of Akin Gump Strauss Hauer & Feld, LLP from June 1996 until May 1998. Mr. Cicero was an Assistant Corporation Counsel in the New York City Office of the Corporation Counsel from September 1993 until June 1996.

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

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. For example, we experienced strong consumer demand for our firearm products following a new administration taking office in Washington, D.C. in 2009. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products.

Currently, federal and several states’ legislatures are considering additional legislation relating to the regulation of firearms. These proposed bills are extremely varied, but many seek either to restrict the makeup of a firearm, including restrictions on magazine capacity, or ban the sale and, in some cases, the ownership of various types of firearms. In addition, if such restrictions are enacted and they are incongruent, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearms sales to law enforcement agencies has been successful to date with a number of agencies in the United States and agencies abroad selecting or approving for carry our firearms. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 88.0% of our net firearm sales remain in the sporting goods distribution channel.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Capacity constraints were factors in fiscal 2013 and 2012 despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. During the last several years, we also have enhanced our manufacturing productivity in terms of added capacity, increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, and increased manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time to time and may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. In addition, we may suffer excess capacity and increased overhead if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

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

Insurance coverage is expensive and from time to time may be difficult to obtain. Our insurance costs were $6.1 million in fiscal 2013 and $5.3 million in fiscal 2012. An inability to obtain insurance, significant increases in the cost of insurance we obtain, or losses in excess of our insurance coverage would have a material adverse effect on our business, financial condition, and operating results.

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

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs, thereby harming our operating results.

Although we manufacture most of the components for our firearms, we purchase from third parties some important components and parts, including but not limited to polymer pistol frames, bolt carriers, rifle receivers, magazines, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers are U.S.-based and provide materials, such as raw steel, cutting tools, polymer components, and metal-injected-molded components. The costs of these materials are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials in producing and testing our products, including steel, wood, lead, brass, and plastics.

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

Damage or disruption to manufacturing and distribution capabilities of our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, or pandemics could impair our ability to manufacture or sell our products. Although we have insurance to cover potential loss from our suppliers for these events, we could experience material losses in excess of our insured limits. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect our net sales and profitability, as well as require additional resources to restore our supply chain.

The implementation of a new enterprise resource planning system could cause disruption to our operations.

We are planning to transition to a new enterprise resource planning, or ERP, system which is currently scheduled to be implemented during fiscal 2014. If the implementation of the ERP system does not proceed as expected, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on our net sales and profitability. In addition, the implementation has and will continue to require significant attention until completion.

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

During June 2013, we sold an aggregate of $100.0 million of 5.875% Senior Notes due 2017 (the “5.875% Senior Notes”) to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes due 2016 (the “9.5% Senior Notes) from existing holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash. As a result of this transaction, our indebtedness increased by $57.1 million and our debt service requirements increased by $1.8 million per annum. The degree to which we are now leveraged together with our proposal to repurchase up to $100.0 million of our common stock through a tender offer and in the open market or privately negotiated transactions could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business, and other factors affecting our operations, many of which are beyond our control.

The failure to manage our growth could adversely affect our operations.

To continue to expand our business and enhance our competitive position, we must make significant investments in systems, equipment, facilities, and personnel. In addition, we may commit significant funds to enhance our technological, sales, marketing, and licensing efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment, which will include ongoing modernization and expansion of our Springfield, Massachusetts facility; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, marketing, and licensing efforts.

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

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program (“EDIP”). This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from investing the required level of capital in the future, we may be required to repay part or all of the tax credit received. During fiscal 2013 and 2011, we recorded a $721,000 and $4.4 million tax credit, respectively, because of our compliance with the written EDIP Investment Analysis Plan. The remaining refundable tax credit will be earned over the next four years if we continue to comply with the EDIP Investment Analysis Plan.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Smith & Wesson and M&P brands, as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;

•	select the right markets, media, and specific media vehicles in which to advertise;

•	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and

•	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may utilize marketing and advertising channels with significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also would increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses, and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

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

We may incur substantial expenses and devote significant resources in prosecuting others for their unauthorized use of our intellectual property rights.

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

We are currently involved in numerous lawsuits, including a lawsuit involving a municipality, and several product lawsuits.

We are also involved in purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The putative plaintiffs seek changes to our corporate governance, unspecified damages on behalf of our company from the individual defendants and recovery of attorneys’ fees.

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

In our efforts to satisfy our environmental health and safety responsibilities and to comply with all applicable laws and regulations, we maintain policies relating to the environmental health and safety standards for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe based on the information available to us, that we are in substantial compliance with applicable environmental regulations.

From a remediation perspective, we may not have identified all existing contamination on our properties and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental health and safety compliance requirements or of the cost of resolution of future regulatory proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental health and safety laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental health and safety regulation may become burdensome in the future, and any such development could have a material adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2013, our consolidated long-term indebtedness was $43.6 million. We did not have any short-term indebtedness as of April 30, 2013. As discussed elsewhere herein, we intend to incur additional indebtedness in the future, including borrowings under our revolving credit facility and high-yield capital market debt. Our indebtedness, after taking into account additional borrowings under our revolving credit facility and high yield capital market, and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

As of April 30, 2013, there were 64,279,113 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2013, we had outstanding nonqualified stock options to purchase 3,019,127 shares of common stock under our incentive stock plans and other option agreements, 392,186 undelivered service-based restricted stock units, and 389,400 unearned performance-based restricted stock units under our incentive stock plans. We had issued 185,218 of the 6,000,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the employee stock purchase plan. Shares covered by such registration statements upon the exercise of stock options or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

We depend on key personnel, our business may be harmed, if we fail to retain and attract skilled management and other key personnel.

Our success depends to a significant extent upon the continued services of our current management team, including P. James Debney, our President and Chief Executive Officer. The loss of Mr. Debney or one or more of our other key executives or employees could have a material adverse effect on our business. We do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. Except in the case of our Chief Executive Officer with whom we have an Employment Agreement and our Chief Financial Officer with whom we have a Change in Control and Severance Agreement, we employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

Our success also depends on our ability to attract, retain, and motivate additional skilled management personnel. We plan to continue to expand our work force to continue to enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require, particularly as a result of ongoing firearm industry consolidation and other industry developments. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those which we have to offer. If we are not able to retain our current key personnel, or attract the necessary qualified key personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training, and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own two manufacturing facilities. Our principal facility is a 575,000 square-foot facility located in Springfield, Massachusetts. We also own a 38,000 square-foot facility in Houlton, Maine. The Springfield facility is primarily used to manufacture our handguns, modern sporting rifles, and hunting rifles; and the Houlton facility is primarily used to manufacture handguns, handcuffs, and restraints. We believe that each facility is in good condition and capable of producing products at current and levels of production capacity. In addition, we own a 57,000 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution and a private shooting facility.

During fiscal 2011, we implemented a restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. We completed this restructuring plan in November 2011. We also completed the sale of our 160,000 square-foot facility in Rochester, New Hampshire during fiscal 2013.

We lease 3,000 square feet of office space in Scottsdale, Arizona, which houses our investor relations department as well as offices for our board of directors. The lease expires on December 31, 2014.

We believe that all of our facilities are adequate for present requirements and that our current equipment is in good condition and suitable for the operations involved.

Item 3.	Legal Proceedings

The nature of the legal proceedings against us is discussed in Note 19 to our consolidated financial statements, commencing on page F-34 of this report, which is incorporated herein by reference.

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

	High	Low
2012
First quarter	$3.67	$2.63
Second quarter	$3.39	$2.29
Third quarter	$5.20	$2.72
Fourth quarter	$8.60	$4.93
2013
First quarter	$10.25	$6.07
Second quarter	$11.24	$7.40
Third quarter	$11.25	$7.67
Fourth quarter	$10.63	$8.25

On June 21, 2013, the last reported sale price of our common stock was $9.64 per share. On June 21, 2013, there were approximately 733 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility, as well as the indentures governing our Senior Notes, restrict our ability to pay dividends.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2013 for (i) our common stock; (ii) the Russell 2000 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable company (Peer Group (2) on the graph below); (iv) a peer group consisting of Sturm, Ruger & Company, Inc. TASER International, Inc., Arctic Cat Inc., and National Presto Industries, Inc. (New Peer Group (1) on the graph below); (v) the S&P SmallCap 600 Index; and (vi) a peer group consisting of Sturm, Ruger & Company, Inc., Point Blank Solutions, Inc., Ceradyne, Inc., and Mace Security International, Inc. (Old Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2008. For the year ended April 30, 2013, we have changed both the broad equity market index as well as the peer group index we use to compare our cumulative total stockholder returns. For the years following 2013, we will no longer use the S&P SmallCap 600 index as a comparable index because our stock is no longer a component of that index. We believe that the Russell 2000 Index is more comparable for our cumulative total stockholder returns because we use this index as the basis for calculation of performance-based restricted stock awards granted to our named executive officers and because our stock is a component of this index. We changed our peer group index from Old Peer Group (1) to New Peer Group (1) because the common stock of one of the prior peer group companies is no longer publicly traded and two of the other prior peer group companies are significantly smaller than our company in terms of market capitalization. Therefore, for years following 2013, we will no longer provide a comparison of our stock performance with Old Peer Group (1). We have constructed the New Peer Group (1) index of issuers with similar market capitalization, because we do not believe it is feasible to assemble a peer group based on industry or line of business as there is only one other publicly traded firearm company. The calculation of cumulative stockholder return on the Russell 2000 Index, the S&P SmallCap 600 Index, and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The Russell 2000 Index, The S&P Smallcap 600 Index,

And Three Peer Groups

*	$100 invested on April 30, 2008 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the years ended April 30 (dollars in thousands, except per share data):

Fiscal Year	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
2012	—	$—	—	$—
2013	2,099,603	9.53	2,099,603	100,000

Total	2,099,603	$9.53	2,099,603	$100,000

(1)	On December 6, 2012, we announced that our board of directors approved a stock repurchase program for the repurchase of up to $20.0 million of our common stock until June 30, 2013. On December 27, 2012, we announced that our board of directors authorized an additional $15.0 million for our common stock repurchase program, bringing the cumulative authorization to $35.0 million. The remaining amount authorized for the repurchase of our common stock through June 30, 2013 is $15.0 million. On June 13, 2013, we announced the authorization of the repurchase of up to $100.0 million of our common stock, of which up to $75.0 million may be repurchased in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $100.0 million authorization replaces the stock repurchase program authorized in 2012 and is set to expire on or about June 17, 2014.

Item 6.	Selected Financial Data

The consolidated statements of income/(loss) and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2013, 2012, and 2011 and the consolidated balance sheet data as of April 30, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2010 and 2009 and the consolidated balance sheet data as of April 30, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share and ratio data)
Net sales	$587,514	$411,997	$342,233	$357,926	$334,955
Cost of sales	369,111	284,008	237,545	238,463	237,812
Gross profit	218,403	127,989	104,688	119,463	97,143
Operating expenses	85,569	83,073	86,897	79,391	170,510
Operating income/(loss) from continuing operations	132,834	44,916	17,791	40,072	(73,367)
Total other income/(expense), net	(4,928)	(5,901)	(4,257)	(4,001)	5,758
Income/(loss) from continuing operations before income taxes	127,906	39,015	13,534	36,071	(79,125)
Income tax expense/(benefit)	46,500	12,582	5,454	14,088	(14,918)
Income/(loss) from continuing operations	81,406	26,433	8,080	21,983	(64,207)
Discontinued operations:
Income/(loss) from operation of discontinued security solutions division	(3,605)	(15,945)	(96,055)	11,279	—
Income tax expense/(benefit)	(912)	(5,617)	(5,206)	752	—
Income/(loss) from discontinued security solutions division	(2,693)	(10,328)	(90,849)	10,527	—
Net income/(loss)/comprehensive income/(loss)	$78,713	$16,105	$(82,769)	$32,510	$(64,207)
Net income/(loss) per share:
Basic — continuing operations	$1.25	$0.41	$0.13	$0.38	$(1.37)
Basic — net income/(loss)	$1.21	$0.25	$(1.37)	$0.56	$(1.37)
Diluted — continuing operations	$1.22	$0.40	$0.13	$0.37	$(1.37)
Diluted — net income/(loss)	$1.18	$0.25	$(1.30)	$0.53	$(1.37)
Weighted average number of shares outstanding
Basic	65,155	64,788	60,622	58,195	46,802
Diluted	66,642	67,277	63,621	65,456	46,802
Depreciation and amortization	$16,730	$15,487	$13,230	$11,245	$12,670
Capital expenditures	$41,421	$13,770	$19,837	$16,831	$9,436
Year-end financial position:
Working capital	$146,973	$107,369	$87,727	$87,648	$78,015
Current ratio	2.8	2.3	1.7	1.9	2.2
Total assets	$326,989	$261,674	$280,028	$349,100	$210,231
Current portion of notes payable	$—	$—	$30,000	$—	$2,378
Notes payable, net of current portion	$43,559	$50,000	$50,000	$80,000	$83,606

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results of SWSS, our security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. See Note 3 — Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below on page 40 for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2013 Highlights

Our fiscal 2013 net sales of $587.5 million represented an increase of 42.6% from our fiscal 2012 net sales. Income from continuing operations for fiscal 2013 was $81.4 million, or $1.22 per fully diluted share, compared with income from continuing operations of $26.4 million, or $0.40 per fully diluted share, for fiscal 2012. Our operating results for fiscal 2013 were affected by numerous factors, including the following:

•

The 42.6% increase in net sales was primarily driven by our ability to respond to consistently increased consumer demand over the past two years with a 40.4% increase in firearm units produced. In spite of this increase in capacity, our backlog increased from $421.0 million, excluding Walther orders, at of the end of fiscal 2012, to $877.3 million, excluding Walther orders, at of the end of fiscal 2013. We believe that a contributing factor to the increase in our backlog was the limited supply of our products in the sporting goods channel and at dealers. We also believe that there may be a number of firearm retailers that placed orders through distributors that exceed the retailers’ actual requirements. We continue to look for opportunities to address our increased backlog by further increasing our production capacity through additional capital spending and outsourcing components and parts.

•

The introduction of new products in the last several years combined with increased production volumes for our M&P branded polymer pistols and modern sporting rifles have had a positive impact on our net sales and gross margins for fiscal 2013. In addition, increased consumer demand, which we believe has been caused by both increased customer acceptance of firearms as well as the fear of current and potential legislative restrictions on the sale or makeup of firearms has attributed to our sales and gross margin.

•

Our gross profit increased 6.1 percentage points from the prior fiscal year primarily as a result of gained manufacturing efficiencies and favorable production mix, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. We also implemented a new pricing and discount structure on selected products that improved both net sales and gross profit.

•

Legal and consulting costs were $1.2 million, which was $2.8 million lower than $4.0 million of costs incurred in the prior year related to the DOJ and SEC investigations referenced in Item 1A, “Risk Factors.”

Our Business

We are one of the world’s leading manufacturers of firearms. We sell our products under the Smith & Wesson brand, the M&P brand, the Thompson/Center Arms brand, and the Performance Center brand. We manufacture a wide array of handguns (including revolvers and pistols), Long guns (including modern sporting rifles, bolt action rifles, and black powder firearms), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, and handcuffs in the United States. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine.

We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce, especially M&P branded products . In addition, we pursue limited opportunities to license our name and trademarks to third parties for use in association with their products and services.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items), which is a non-GAAP financial metric, to evaluate our performance. We evaluate our various firearm products by such measurements as gross margin per unit produced, units produced per day, and incoming orders per day.

Key Industry Data

Firearms have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, U.S. handgun sales increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. Sales levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when sales increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like the increase in 1992, this increase in sales was temporary in nature and sales returned to more normal levels in fiscal 2010. In late calendar 2012 and early calendar 2013, orders again increased rapidly in what appears to be in response to fears of renewed legislative activity surrounding restrictions on the sale or makeup of firearms. In addition, it appears that sales for all our products have recently increased because of our ability to increase production capacity to service orders from increased consumer demand caused by increased social acceptance of firearms. We also believe the variety of products we offer and the attractive price points we maintain contributes to our likely increasing market share. We estimate that we have a 17% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001.

Results of Operations

Net Sales

The following table sets forth certain information regarding net product and services sales for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Handguns	$324,627	$238,438	$86,189	36.1%	$190,649
Long Guns	179,187	102,414	76,773	75.0%	77,206
Walther	41,646	32,316	9,330	28.9%	38,011
Other Products & Services	42,054	38,829	3,225	8.3%	36,367

Total Net Sales	$587,514	$411,997	$175,517	42.6%	$342,233

Fiscal 2013 Net Sales Compared with Fiscal 2012

Net sales for fiscal 2013 increased 42.6% over the prior fiscal year as we were able to address increased consumer demand over the past two years with a 40.4% increase in firearm units produced. Our handgun products sales, which saw a net sales increase of 36.1% over the prior fiscal year, were driven primarily by capacity increases on polymer pistol products and the growth in the concealed carry marketplace. Strong consumer demand for our M&P rifles, including our full size, sport, and .22 caliber long gun models increased net sales for that category by 75.0% for the current fiscal year. We also experienced productivity and efficiency gains as we completed the move of the production of our hunting products to our Springfield, Massachusetts facility last year resulting in increased unit sales of our bolt action rifles. In addition, during fiscal 2013, we implemented a new pricing and discount structure that improved net sales. Walther net sales increased 28.9% from the prior fiscal year because of additional promotions and product availability in a market with high consumer demand.

Our order backlog as of April 30, 2013 was $877.3 million, which was $456.3 million higher than at the end of fiscal 2012 and $219.3 million higher than at the end of the third quarter of fiscal 2013, primarily as a result of backlog generated by new products sales and increased consumer demand for all our firearms. The orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. In addition, our backlog exceeds our annual manufacturing capacity. Therefore, our backlog may not be indicative of future sales. At the end of fiscal 2013, there was a limited supply of our products in the sporting goods channel and at dealers. We believe that there are a number of firearm retailers that have placed orders through distributors that exceed the retailers’ actual requirements. There is a possibility that such excess orders may have resulted in, and may continue to result in, our distributors placing excess orders with us, thereby potentially inflating our backlog.

Net sales into our sporting goods distribution channel were $482.0 million, a $147.0 million, or 43.9%, increase over sales of $335.0 million for fiscal 2012, primarily driven by increased customer demand for our polymer pistols and long guns and an increase in production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $63.8 million, a $19.1 million, or 42.7%, increase from fiscal 2012 net sales of $44.7 million. Increased orders into our professional channels were primarily a result of increased net sales of our polymer products and long guns to law enforcement as well as increased international shipments to Puerto Rico and Canada. These amounts do not include our distributor and importer business with Walther, which terminated at the end of fiscal 2013 or our manufacturing arrangement for Walther PPK handguns, which will end at the end of fiscal 2014.

Fiscal 2012 Net Sales Compared with Fiscal 2011

Net sales for fiscal 2012 increased 20.4% over fiscal 2011 as we were able to address increased consumer demand because of increases in production capacity, particularly for handgun products, which saw a net sales increase of 25.1% over fiscal 2011, most noticeably on polymer pistol products. Net sales of long guns increased by 32.7% in fiscal 2012 primarily because of strong demand for the M&P sport model we introduced late in fiscal 2012 that hits an attractive price point offset by lower orders for black powder products. Long gun net sales were constrained by bolt action rifle sales as we service the Thompson/Center Arms Venture rifle recall, and productivity and efficiency losses as we completed the move of our hunting production to our Springfield, Massachusetts facility. Walther net sales declined 15.0% from fiscal 2011 because of increased competition in small frame, concealed carry products, and rimfire products. Other products and services net sales increased 6.8% primarily because of the volume increases noted above.

Net sales into our sporting goods distribution channel, excluding Walther, were $335.0 million, a $75.3 million, or 29.0%, increase over sales of $259.7 million in fiscal 2011, excluding Walther, primarily driven by increased customer demand for our polymer pistols and modern sporting rifles. Net sales into our professional channels, excluding Walther, were $44.7 million, a $171,000, or 0.4%, increase from fiscal 2011 net sales of $44.5 million, excluding Walther. Law enforcement channel net sales were higher, in part, because of increased shipments of our polymer pistol products to state agencies, such as the Massachusetts and Vermont State Police, as well as an increase in handcuffs shipments to the California State Police. International sales, which include some consumer-related sales, declined from fiscal 2011 because of the variable nature of international agency sales, which has been exacerbated as a result of our focus on fewer, but larger, international customers.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Cost of sales	$369,111	$284,008	$85,103	30.0%	$237,545
% of net sales	62.8%	68.9%			69.4%
Gross profit	$218,403	$127,989	$90,414	70.6%	$104,688
% of net sales	37.2%	31.1%			30.6%

Fiscal 2013 Cost of Sales and Gross Profit Compared with Fiscal 2012

Gross profit for fiscal 2013 increased from the prior fiscal year primarily because of an increase in sales volume and a shift in product mix to higher margin polymer pistol products and long guns as a result of increased capacity to meet demand. The increased gross profit was also a result of increased production volumes and favorable production mix, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, resulted in a 5.5 percentage point, or $84.6 million in gross profit, increase, partially offset by increased volume-related spending of $4.6 million, or 0.7 percentage points. During fiscal 2013, we incurred $3.0 million of warranty costs associated with the Thompson/Center Arms bolt action rifle recall, and in fiscal 2012, we incurred $1.6 million of warranty costs associated with the Thompson/Center Arms Venture rifle recall. The fiscal 2013 unfavorable impact of the bolt action rifle recall was offset by costs incurred in fiscal 2012 relating to the prior year recall, resulted in an unfavorable impact on gross profit of 0.2 percentage points, or $1.4 million in fiscal 2013. During fiscal 2012, we also incurred $2.3 million of costs associated with the consolidation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility, which were completed in the prior fiscal year. We did not incur these costs in fiscal 2013, which favorably impacted gross profit by 0.4 percentage points, or $2.4 million. We had favorable currency exchange gains of 0.4 percentage points, or $2.6 million, on international purchases of products manufactured at Walther facilities, and our pricing increases on a selection of products benefitted gross margin by 1.0 percentage points, or $8.7 million.

Fiscal 2012 Cost of Sales and Gross Profit Compared with Fiscal 2011

Gross profit for fiscal 2012 increased from fiscal 2011 primarily because of an increase in sales volume of our polymer products and long guns, as noted above, resulting in a corresponding improvement in manufacturing absorption. In addition, we also had less inventory reserve adjustments and lower product liability-related legal fees. These reductions were offset by $1.6 million of increased warranty costs associated with the recall of all our Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid 2009 and $1.0 million of increased consulting services for procurement cost savings initiatives during fiscal 2012.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Research and development	$4,751	$4,543	$208	4.6%	$4,363
Selling and marketing	30,020	31,317	(1,297)	-4.1%	34,580
General and administrative	50,798	47,213	3,585	7.6%	47,954

Total operating expenses	$85,569	$83,073	$2,496	3.0%	$86,897
% of net sales	14.6%	20.2%			25.4%

Operating Expenses Compared with Fiscal 2012

Research and development costs were relatively flat compared with fiscal 2012 with increased salary and benefit costs offset by reduced consulting expenses. Selling and marketing expenses decreased $1.3 million, which was largely due to a $1.0 million reduction in consulting and outside services relating to market research and an $873,000 reduction in sample costs from the prior year. General and administrative costs increased over the prior year because of $1.5 million of additional profit sharing expense; $2.5 million of increased incentive accruals; and $1.9 million of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012; $1.2 million of additional bad debt expense offset by $2.5 million of reduced legal and consulting fees, of which $2.3 million related to our investigation of the DOJ and SEC matters and $988,000 of employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior year.

Operating expenses as a percentage of net sales decreased by 5.6%, predominately because the increased volume did not require a corresponding increase in operating expenses. In addition, reduced market research and sample costs and reduced costs related to the DOJ and SEC matters were partially offset by increased employee costs.

Fiscal 2012 Operating Expenses Compared with Fiscal 2011

Research and development expenses for fiscal 2012 were relatively flat as compared with fiscal 2011 with the slight increase due to salary and benefit costs. The reduced selling and marketing expenses were primarily a result of a $1.3 million reduction in consulting and outside services as a result of cost cutting initiatives implemented late in fiscal 2011 and reduced spending from improvements made during fiscal 2011 in our customer acceptance process, market research and consulting, and licensing consulting. General and administrative costs were relatively flat compared with fiscal 2011 representing reductions associated with $5.9 million of reduced legal and consulting fees related our investigation of the DOJ and SEC matters, $1.0 million reduced bad debt expense, $812,000 of reduced legal fees because of an International Trade Commission (“ITC”) action against several of our black powder competitors in fiscal 2011 and reduced consulting expenses for internal audit activities. These amounts were offset by $4.0 million of higher profit sharing, $803,000 of higher stock-based compensation expense, and $3.6 million of higher management incentive compensation accrual.

Operating expenses as a percentage of net sales decreased by 5.2%, predominately because of the reduced costs related to the DOJ and SEC matters, cost cutting initiatives put in place late in fiscal 2011, and increased net sales.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Operating income from continuing operations	$132,834	$44,916	$87,918	195.7%	$17,791
% of net sales	22.6%	10.9%			5.2%

Fiscal 2013 Operating Income from Continuing Operations Compared with Fiscal 2012

In fiscal 2013, we increased sales by over 42% while only increasing operating expenses by 3%. Thus, the increase in operating income from continuing operations resulted from increased sales volumes which improved manufacturing fixed-cost absorption, favorable production mix, increased manufacturing efficiencies, and price increases on selected products. We also experienced reduced plant consolidation costs as a result of moving the production of our hunting products to our Springfield, Massachusetts facility in the prior year, reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets, partially offset by increased employee costs associated with increased profitability, and costs associated with the recall of our Thompson/Center Arms bolt action rifles noted above.

Fiscal 2012 Operating Income from Continuing Operations Compared with Fiscal 2011

The significant increase in operating income from continuing operations resulted from increased sales volumes, the corresponding impact of improved absorption, and the cost-cutting initiatives. In addition, decreased spending related to the DOJ and SEC matters and reduced spending associated with the relocation of our hunting production from our Rochester, New Hampshire facility to our Springfield, Massachusetts facility contributed to the increase in operating income.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Interest expense	$5,781	$7,484	$(1,703)	-22.8%	$5,683

Interest expense decreased for fiscal 2013 compared with the prior fiscal year because of the repurchase of $30.0 million of our 4.0% senior convertible notes (the “Convertible Notes”) in fiscal 2012 and reduced amortization in connection with the write off of debt issuance costs as a result of the reduction of our line of credit during the prior fiscal year. The reduction of interest expense was offset by $552,000 of additional bond premium and $173,000 of debt issuance write-off costs we recorded in order to retire $6.4 million of our 9.5% Senior Notes during fiscal 2013.

Interest expense increased for fiscal 2012 compared with fiscal 2011 because of increased interest expense related to our 9.5% Senior Notes, which bear interest at a rate of 9.5% per annum compared with our Convertible Notes, which bore interest at a rate of 4.0% per annum. In December 2011, we were required to repurchase $29.7 million of the Convertible Notes and we redeemed the remaining $334,000 of the Convertible Notes in January 2012. We also amortized an additional $563,000 of debt issuance costs that we wrote off in connection with reducing our line of credit in October 2011.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Income tax expense	$46,500	$12,582	$33,918	269.6%	$5,454

Our income tax expense for fiscal 2013 included the effect of changes in temporary differences between book value and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $4.2 million, after valuation allowance, as of April 30, 2013.

We had federal net operating loss carryforwards amounting to $757,000, $865,000, and $1.6 million as of April 30, 2013, 2012, and 2011, respectively. The net operating loss carryforwards at April 30, 2013 expire in fiscal 2020. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $108,000 in fiscal 2014 and each subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Adjustments to reserves and book versus tax difference on depreciation of fixed assets decreased the overall net deferred tax asset from $8.2 million as of April 30, 2012 to $4.2 million as of April 30, 2013.

There were $23.1 million and $19.4 million of state net operating loss carryforwards as of April 30, 2013 and 2012, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2033. There were $2.3 million and $1.9 million of state tax credit carryforwards as of April 30, 2013 and 2012, respectively. The state tax credit carryforwards will expire between April 30, 2015 and April 30, 2025, or have no expiration date.

As of April 30, 2013, valuation allowances of $973,000 and $1.5 million were provided on our deferred tax assets for state net operating losses and state tax credits, respectively, that we do not anticipate using prior to their expiration and a $20,000 valuation allowance was provided on other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2012, valuation allowances of $827,000, and $1.1 million were provided on our deferred tax assets for a federal capital loss carryforwards, state net operating losses, and state tax credits, respectively and a $239,000 valuation allowance was provided on other state deferred tax assets for which we anticipate we will realize no benefit. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2013 or 2012, as we believe that it is more likely than not that all such assets will be realized.

In order to utilize the unreserved portion of our net operating loss carryforwards, the minimum level of annual taxable income that we would have to achieve must equal or exceed the amount of federal net operating carryforwards for fiscal 2014 through 2020. Our management believes that achievement of that level of taxable income is more likely than not based on historical performance and future projections, including new product offerings, pricing decisions, marketing efforts and expected spending levels.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change	2011
Income from continuing operations	$81,406	$26,433	$54,973	208.0%	$8,080
Net income per share from continuing operations
Basic	$1.25	$0.41	$0.84	204.9%	$0.13
Diluted	$1.22	$0.40	$0.82	205.0%	$0.13

Fiscal 2013 Income from Continuing Operations Compared with Fiscal 2012

Income from continuing operations of $81.4 million for fiscal 2013 was $55.0 million higher than the $26.4 million recorded for the prior fiscal year. Income from continuing operations increased primarily because of increased sales volumes and corresponding gross profit, as well as our new pricing and discount structure that resulted in improved profitability. We also experienced less legal and consulting fees, and reduced interest expense, offset by increased employee costs related to improved profitability and the recall of our bolt action rifles. Net income per basic and diluted share from continuing operations for fiscal 2013 was favorably impacted by $0.01 as a result of our repurchase of $20.0 million of our common stock under our stock repurchase program.

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

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change	2011
Net sales from discontinued operations	$6,732	$30,752	$(24,020)	-78.1%	$50,067
Loss before income taxes	$(3,605)	$(15,945)	$12,340	77.4%	$(96,055)
Income tax benefit	$(912)	$(5,617)	$4,705	83.8%	(5,206)
Loss from discontinued operations	$(2,693)	$(10,328)	$7,635	73.9%	$(90,849)
Basic — discontinued operations	$(0.04)	$(0.16)	$0.12	-75.0%	$(1.50)
Diluted — discontinued operations	$(0.04)	$(0.15)	$0.11	-73.3%	$(1.43)

We completed the disposition of SWSS on July 26, 2012. As a result, net sales from discontinued operations for fiscal 2013 decreased $24.0 million from fiscal 2012. Net sales from discontinued operations for fiscal 2012 decreased by $19.3 million primarily from reduced or delayed demand because of federal budget constraints. Loss from discontinued operations was lower for fiscal 2013 due to reduced operating expenses from the completed divestiture of the business. Loss from discontinued operations for fiscal 2012 included a $5.5 million non-cash charge related to the expected loss on the sale of tangible and intangible assets. Loss from discontinued operations was lower for fiscal 2012 due to the inclusion of a $90.5 million impairment charge related to goodwill and intangible assets that was recorded during fiscal 2011. In addition, fiscal 2011 included $3.1 million of income associated with a reduction in contingent consideration for shares held for issuance to former stockholders in connection with our acquisition of SWSS. Excluding the loss on sale in fiscal 2012, the adjusted loss would have been $6.6 million. Excluding the impairment charge and the income from the valuation of contingent consideration, the adjusted loss for fiscal 2011 would have been $3.0 million. Adjusted loss from discontinued operations was $3.6 million higher for fiscal 2012 because of the significant reduction in sales and the related impact on gross margin along with additional severance costs associated with the planned divestiture of the business. These reductions were partially offset by reduced operating expenses from cost-cutting initiatives and a reduction in payroll and benefit costs resulting from lower headcount.

On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet Group, Inc. or FutureNet, providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $7.9 million, including a $400,000 working capital adjustment. In addition, we signed a licensing agreement with FutureNet for the use of the SWSS trade name for a period of two years subsequent the sale. During fiscal 2013, we recognized $295,000 of licensing revenue relating to our licensing agreement with FutureNet. As noted above, we completed the disposition on July 26, 2012. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs. During the years ended April 30, 2013 and 2012, we recognized a loss on sale of the disposal group of $1.2 million and $5.5 million, respectively, which is included in net income.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions or investments, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	2013	2012	$ Change	% Change	2011
Operating activities	$98,098	$37,372	$60,726	162.5%	$38,359
Investing activities	(32,910)	(13,389)	(19,521)	-145.8%	(19,933)
Financing activities	(21,418)	(25,558)	4,140	16.2%	11

Total	$43,770	$(1,575)	$45,345	2879.0%	$18,437

Operating Activities

Operating activities represent the principal source of our cash flow.

During fiscal 2013, we generated $98.1 million in cash from operating activities, an increase of $60.7 million from the $37.4 million of cash generated by operating activities in fiscal 2012. Cash generated for fiscal 2013 was primarily because of a $62.6 million increase in net income as well as a $3.8 million increase in management incentive accruals. Cash provided by operating activities was unfavorably impacted by a $7.7 million increase in inventory levels because of increased parts purchases related to capacity increases for our polymer pistol and long gun products. Cash provided by operating activities was also unfavorably impacted by $5.3 million of reduced accrued other expenses, including reduced accruals for distributor incentives. In addition, in fiscal 2013, income tax payments were higher as a result of our higher taxable income.

Cash flows from operating activities was lower in fiscal 2012 compared with fiscal 2011 because of an $8.7 million reduction in accounts payable as we were able to pay down balances because of our cash position at year end, a $9.2 million increase in inventories from increased production capacity and in preparation for a new product introduced late in fiscal 2012, and a $7.2 million decrease in accrued taxes other than income because of the timing of federal excise tax payments. These reductions in operating activities were offset by a $5.1 million reduction in accounts receivable because of our efforts to reduce the amount of time our sales remain in accounts receivable, a $4.8 million reduction in income tax receivable related to the timing of income tax payments, and a $4.0 million increase in accrued profit sharing from the increase in profitability from continuing operations.

Investing Activities

Cash used for investing activities increased by $19.5 million for fiscal 2013 compared with fiscal 2012 as a result of increased capital spending of $27.7 million over fiscal 2012, partially offset by $7.5 million received for the sale of our discontinued operations as noted above and $1.0 million of proceeds from the sale of the land and building located in Rochester, New Hampshire. Major capital expenditures for fiscal 2013 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology. We have estimated that it will take $12.8 million to complete our current construction in progress, including $3.9 million of costs to complete our ERP implementation.

Cash used in investing activities was lower in fiscal 2012 than in fiscal 2011, primarily because of a $6.1 million reduction in capital spending compared with fiscal 2011 as we started to increase production capacity and had additional spending related to our EDIP refundable tax credit obligation late in fiscal 2011. This reduction was partially offset by $500,000 of proceeds from the sale of our foundry business.

Financing Activities

Cash used by financing activities was $21.4 million for fiscal 2013 compared with $25.6 million for fiscal 2012. The usage in fiscal 2013 primarily related to our stock repurchase program, as discussed below, under which we purchased $20.0 million of our common stock in the open market utilizing cash on hand. We also purchased $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand and had $43.6 million of 9.5% Senior Notes outstanding on April 30, 2013. We paid $552,000 of interest relating to these purchases. The purchases of our 9.5% Senior Notes were offset by $4.8 million of proceeds from exercise of options to acquire our common stock, including purchases of our common stock for our Employee Stock Purchase Plan, or ESPP. At April 30, 2013, we had open letters of credit aggregating $1.1 million.

Cash used in financing activities in fiscal 2012 included the repurchase of $30.0 million of the Convertible Notes, $1.9 million in cash paid for debt issue costs associated with the exchange of the Convertible Notes to 9.5% Senior Notes late in fiscal 2011, offset by proceeds of $4.4 million in the form of a refundable tax credit received from the Massachusetts Economic Development Incentive Program compared with fiscal 2011, which included the net exchange of $50.0 million of the Convertible Notes for 9.5% Senior Notes.

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased. On May 28, 2013, our board authorized the repurchase of up to $100.0 million of our common stock of which up to $75.0 million was authorized for repurchase through a tender offer. The remaining $25.0 million, together with an amount unused in the tender offer, if any, was designated for repurchase of our common stock in the open market or privately negotiated transactions. This $100.0 million authorization replaces the stock repurchase program authorized in 2012 and is set to expire on or about June 17, 2014.

We commenced the tender offer on June 17, 2013, to purchase up to 7,500,000 shares of our common stock at a price of $10.00 per share. The tender offer is scheduled to expire at 12:00 midnight, New York City time, on the evening of July 15, 2013, subject to our right to extend offer. We anticipate that we will obtain all of the funds necessary to purchase shares in the tender offer and to pay related fees and expenses through our available cash and cash equivalents.

At April 30, 2013, we had $100.5 million in cash and cash equivalents on hand. We had restricted cash totaling $3.3 million as of April 30, 2013, of which $2.5 million served as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with the TD Bank, N.A. and the other lenders (the “Lenders”). We have a $60.0 million revolving line of credit with the Lenders, with no balance outstanding as of April 30, 2013. During fiscal 2013, we purchased $6.4 million of 9.5% Senior Notes in the open market utilizing cash on hand. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The indenture relating to the 9.5% Senior Notes contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2013.

During June 2013, we sold an aggregate of $100.0 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash. As a result of this transaction, our indebtedness increased by $57.1 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013.

At any time prior to June 15, 2015, we may, at our option, (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of 100% of the principal amount of the 5.875% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875% of the principal amount of the 5.875% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.875% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after June 15, 2015, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of (a) 102.9375% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2015; or (b) 100% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2016, plus, in either case, accrued and unpaid interest on the 5.875% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.875% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.875% Senior Notes mature on June 15, 2017.

Based upon our current working capital position, current operating plans, the potential repurchase of $100.0 million authorized under our stock repurchase plan, and expected business conditions, we believe that our existing capital resources and credit facilities, including the $100.0 million 5.875% Senior Notes sold during June 2013, will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions. Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Other Matters

Inflation

We do not believe that inflation had a material impact on us during fiscal 2013, 2012, or 2011.

Critical Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, including deferred tax asset valuation, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

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

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, most of this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2013, minimum royalties to be collected in the future amounted to $5.6 million.

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

In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of the Segment Reporting Topic, ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of April 30, 2013, we had no goodwill recorded on our books for continuing operations.

Based on a combination of factors that occurred during fiscal 2011, including federal and corporate budgetary constraints, increased price competition, low barrier to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our discontinued security solutions division and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that business. Based on the earnings and cash flow forecast for the next 10 years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss related to our discontinued operations of $83.9 million in fiscal 2011.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions that affected our discontinued security solutions division required us to test for impairment of long-lived assets pertaining to that business in fiscal 2011. Based on that assessment, we recorded an impairment charge related to our discontinued operations of $6.6 million to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. No impairment charges were taken in fiscal 2013, 2012, or 2011 for continuing operations based on the review of long-lived assets.

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. As of April 30, 2013, the estimated range of reasonably possible additional losses was zero.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. During the year ended April 30, 2013, we completed the sale of the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the purchase and sale agreement. As of April 30, 2013, we had a reserve of $577,000 for environmental matters, which is recorded on an undiscounted basis. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2013 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$54,766	$4,138	$50,628	$—	$—
Capital lease obligation	3,281	596	1,192	1,493
Operating lease obligations	2,194	1,441	644	109	—
Purchase obligations	63,311	63,311	—	—	—
Unrecognized tax benefits	1,091	1,013	78	—	—

Total obligations	$124,643	$70,499	$52,542	$1,602	$—

During fiscal 2011, we exchanged $50.0 million of the Convertible Notes for $50.0 million of the 9.5% Senior Notes. During fiscal 2012, we repurchased a total of $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. Included in the above long-term debt obligation is $11.2 million of contractually obligated interest payments pertaining to the $43.6 million remaining balance of our 9.5% Senior Notes, which represents interest payments through January 14, 2016. During June 2013, we sold an aggregate of $100.0 million of 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our 9.5% Senior Notes from existing holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash.

During fiscal 2012, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Included in the above capital lease obligation is $419,000 of contractually obligated interest payments pertaining to the $3.5 million capital lease.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. Historically, we have had annual inventory purchases of $36.3 million from a European supplier. A portion of our gross sales during the three months and fiscal year ended April 30, 2013 ($6.1 million and $38.2 million, respectively, representing approximately 3.4% and 6.3%, respectively, of aggregate gross sales) came from sales of goods that were purchased, in whole or in part, from a European manufacturer, in euros. This exposes us to risk from foreign exchange rate fluctuations. At the end of fiscal 2013, we ended our exclusive U.S. importer and distributor agreement with this European supplier, however, we will continue to purchase from our European supplier in fiscal 2014 under the existing production rights agreement that will terminate at the end of fiscal 2014. We estimate that our inventory purchases in fiscal 2014 will be approximately $6.5 million. Because of the planned reduction in our purchases to this European supplier in fiscal 2014, a 10% drop in the value of the U.S. dollar in relation to the euro would not be material to our business.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2013, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exhange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 as stated in their report dated June 25, 2013, on page 50 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2013 and 2012 and the related consolidated statements of income/(loss) and comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013 and our report dated June 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts
June 25, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2013, 2012, and 2011 is set forth on page F-39 of this report.

(b) Exhibits

Exhibit Number	Exhibit
2.2	Agreement and Plan of Merger, dated as of December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(2)
2.8(a)	Waiver and Amendment No. 1 to Agreement and Plan of Merger, dated as of August 19, 2010, by and among the Registrant, Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(3)

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation(4)
3.3(a)	Amended and Restated Bylaws(5)
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock(6)
4.1	Form of Common Stock Certificate(7)
4.5	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(8)
4.10	Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
4.11	Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(9)
4.12	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(6)
4.19	Form of Indenture(10)
4.20	Registration Agreement, dated as of July 20, 2009, among the Registrant and the holders named therein(11)
4.21	Indenture, dated as of January 14, 2011, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(12)
4.25	Form of Indenture(36)
4.30	Indenture, dated as of June 17, 2013, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(37)
10.2	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson Corp. dated March 11, 2000(13)
10.3	Agreement between Smith & Wesson Corp., Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999(13)
10.5	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000(13)
10.12	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated July 6, 1998(13)
10.13	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated December 18, 2000(13)
10.14	Settlement Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000(13)
10.15	Letter Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000(13)
10.18	Trademark License Agreement between Smith & Wesson Corp. and Canadian Security Agency, Inc. dated May 31, 1996(13)
10.22	Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc.(14)
10.23*	2001 Stock Option Plan(15)
10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(32)
10.25*	Form of Option to 2001 Stock Option Plan(16)
10.26*	2001 Employee Stock Purchase Plan(16)
10.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(16)
10.28*	Amendments to 2004 Incentive Stock Plan(17)
10.34	Purchase and Sale Agreement with Springfield Redevelopment Authority(18)
10.35	Environmental Agreement with Springfield Redevelopment Authority(18)

Exhibit Number	Exhibit
10.36	Promissory Note from Springfield Redevelopment Authority(18)
10.38	Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
10.40	Agreement with Carl Walther GmbH(19)
10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(20)
10.55	Amendment to Agreements with Carl Walther GmbH(21)
10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(22)
10.62	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.62(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.63	Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.63(a)	Amendment No. 1 to Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.64	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.64(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between O.L. Development, Inc. and TD Bank, N.A., as Administrative Agent(24)
10.72*	Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mario Pasantes and Mark P. Smith; and as of April 24, 2012 with Michael J. Brown and Robert J. Cicero(25)
10.74	Irrevocable Proxy Coupled with Interest(11)
10.77*	Severance and Change in Control Agreement, dated October 22, 2010, by and between Smith & Wesson Holding Corporation and P. James Debney(26)
10.78	Amended and Restated Credit Agreement, dated as of December 7, 2010, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Party named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent, including all exhibits and schedules thereto(24)
10.78(a)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 28, 2011, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Parties named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent(33)

Exhibit Number	Exhibit
10.78(b)	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and TD Bank N.A., as administrative agent for the lenders named therein(35)
10.79	Amended and Restated Pledge and Security Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., Smith And Wesson Distributing, Inc., the other Pledgors named therein, as Pledgors, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10.80	Revolving Line of Credit Notes and Swingline Note, each dated as of December 7, 2010, between Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and the Lenders named therein(24)
10.81	Hazardous Materials Indemnity Agreement, dated as of December 7, 2010, by Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Indemnitors, in favor of TD Bank, N.A., as Administrative Agent, and the other Secured Parties named therein, including all exhibits thereto(24)
10.82	Environmental Reserve Account Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10.83*	Severance and Change in Control Agreement, effective as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan(27)
10.83(a)	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan(34)
10.84*	Amended and Restated Employment Agreement, executed December 31, 2010 as of July 12, 2010, between Michael F. Golden and Smith & Wesson Holding Corporation(28)
10.84(a)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(15)
10.85	Exchange Agreement, dated as of January 14, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(12)
10.86	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(29)
10.87	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(29)
10.88	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(30)
10.89	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(30)

Exhibit Number	Exhibit
10.90*	Severance and Change in Control Agreement, dated March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham(31)
10.90(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham(34)
10.91*	Employment Agreement, dated as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(32)
10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(34)
10.92*	Separation Agreement and Release, dated September 26, 2011, between Michael F. Golden and Smith & Wesson Holding Corporation(32)
10.93*	2011 Employee Stock Purchase Plan(32)
10.94*	Letter of Amendment, dated September 9, 2011, between Michael Golden and Smith & Wesson Holding Corporation(34)
10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and Smith & Wesson Holding Corporation(34)
10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(34)
10.97*	Letter of Amendment, dated September 9, 2011, between Barry Willingham and Smith & Wesson Holding Corporation(34)
10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(34)
10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(34)
10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(35)
10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(35)
10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(35)
10.103	Form of Exchange and Purchase Agreement(37)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, An Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2010.

(4)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 6, 2011.

(6)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(7)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(10)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-153638) filed with the SEC on September 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2011.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(14)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(15)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(21)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2010.

(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.

(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 25, 2010.

(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2010.

(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2011.

(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 16, 2011.

(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 7, 2011.

(31)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on September 7, 2011.

(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.

(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2011.

(34)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.

(35)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.

(36)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on March 18, 2013.

(37)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 25, 2013

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 25, 2013

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 25, 2013

/s/ Michael F. Golden Michael F. Golden	Co-Vice Chairman of the Board	June 25, 2013

/s/ Robert L. Scott Robert L. Scott	Co-Vice Chairman of the Board	June 25, 2013

/s/ Robert H. Brust Robert H. Brust	Director	June 25, 2013

/s/ John B. Furman John B. Furman	Director	June 25, 2013

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 25, 2013

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 25, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) as of April 30, 2013 and 2012 and the related consolidated statements of income/(loss) and comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Boston, Massachusetts June 25, 2013

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of:

	April 30, 2013	April 30, 2012
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,345 on April 30, 2013 and $3,334 on April 30, 2012	$100,487	$56,717
Accounts receivable, net of allowance for doubtful accounts of $1,128 on April 30, 2013 and $1,058 on April 30, 2012	46,088	48,313
Inventories	62,998	55,296
Prepaid expenses and other current assets	4,824	4,139
Assets held for sale (Notes 3 and 13)	—	13,490
Deferred income taxes	12,076	12,759
Income tax receivable	3,093	—

Total current assets	229,566	190,714

Property, plant, and equipment, net	86,382	60,528
Intangibles, net	3,965	4,532
Other assets	7,076	5,900

	$326,989	$261,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,220	$28,618
Accrued expenses	16,033	20,685
Accrued payroll	13,096	9,002
Accrued income taxes	—	291
Accrued taxes other than income	5,349	4,270
Accrued profit sharing	9,587	8,040
Accrued product/municipal liability	1,551	1,397
Accrued warranty	5,757	5,349
Liabilities held for sale (Note 3)	—	5,693

Total current liabilities	82,593	83,345

Deferred income taxes	7,863	4,537

Notes payable, net of current portion	43,559	50,000

Other non-current liabilities	11,675	10,948

Total liabilities	145,690	148,830

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 67,596,716 shares issued and 64,297,113 shares outstanding on April 30, 2013 and 66,512,097 shares issued and 65,312,097 shares outstanding on April 30, 2012	68	67
Additional paid-in capital	199,120	189,379
Retained earnings/(accumulated deficit)	8,434	(70,279)
Accumulated other comprehensive income	73	73
Treasury stock, at cost (3,299,603 common shares on April 30, 2013 and 1,200,000 on April 30, 2012)	(26,396)	(6,396)

Total stockholders’ equity	181,299	112,844

	$326,989	$261,674

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended April 30,
	(In thousands, except per share data)
	2013	2012	2011
Net sales	$587,514	$411,997	$342,233
Cost of sales	369,111	284,008	237,545

Gross profit	218,403	127,989	104,688

Operating expenses:
Research and development	4,751	4,543	4,363
Selling and marketing	30,020	31,317	34,580
General and administrative	50,798	47,213	47,954

Total operating expenses	85,569	83,073	86,897

Operating income from continuing operations	132,834	44,916	17,791

Other income/(expense):
Other income/(expense), net	39	78	228
Interest income	814	1,505	1,198
Interest expense	(5,781)	(7,484)	(5,683)

Total other income/(expense), net	(4,928)	(5,901)	(4,257)

Income from continuing operations before income taxes	127,906	39,015	13,534
Income tax expense	46,500	12,582	5,454

Income from continuing operations	81,406	26,433	8,080
Discontinued operations (Note 3):
Loss from operations of discontinued security solutions division	(3,605)	(15,945)	(96,055)
Income tax benefit	(912)	(5,617)	(5,206)

Loss from discontinued operations	(2,693)	(10,328)	(90,849)

Net income/(loss)/comprehensive income/(loss)	$78,713	$16,105	$(82,769)

Net income(loss) per share (Note 2):
Basic — continuing operations	$1.25	$0.41	$0.13

Basic — net income/(loss)	$1.21	$0.25	$(1.37)

Diluted — continuing operations	$1.22	$0.40	$0.13

Diluted — net income/(loss)	$1.18	$0.25	$(1.30)

Weighted average number of common shares outstanding (Note 2):
Basic	65,155	64,788	60,622
Diluted	66,642	67,277	63,621

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Comprehensive Income	Treasury Stock		Stockholders’ Equity
(In thousands)	Shares	Amount				Shares	Amount
Balance at April 30, 2010, as adjusted	61,122	$61	$168,103	$(3,615)	$73	1,200	$(6,396)	$158,226
Exercise of employee stock options	90	—	144	—	—	—	—	144
Issuance of common stock in connection with acquisition of Smith & Wesson Security Solutions, Inc.	4,080	4	15,174					15,178
Stock-based compensation	—	—	1,680	—	—	—	—	1,680
Book deduction of stock-based compensation in excess of tax deductions	—	—	(739)	—	—	—	—	(739)
Shares issued under employee stock purchase plan	351	1	1,061	—	—	—	—	1,062
Issuance of common stock under restricted stock unit awards, net of shares surrendered	68	—	(50)	—	—	—	—	(50)
Net loss	—	—	—	(82,769)	—	—	—	(82,769)

Balance at April 30, 2011, as adjusted	65,711	66	185,373	(86,384)	73	1,200	(6,396)	92,732
Exercise of employee stock options	290	—	628	—	—	—	—	628
Stock-based compensation	—	—	2,484	—	—	—	—	2,484
Book deduction of stock-based compensation in excess of tax deductions	—	—	(144)	—	—	—	—	(144)
Shares issued under employee stock purchase plan	503	1	1,038	—	—	—	—	1,039
Issuance of common stock under restricted stock unit awards, net of shares surrendered	8	—	—	—	—	—	—	—
Net income	—	—	—	16,105	—	—	—	16,105

Balance at April 30, 2012	66,512	67	189,379	(70,279)	73	1,200	(6,396)	112,844
Exercise of employee stock options	847	1	3,472	—	—	—	—	3,473
Repurchase of treasury stock	—	—	—	—	—	2,100	(20,000)	(20,000)
Stock-based compensation	—	—	4,118	—	—	—	—	4,118
Tax deduction of stock-based compensation in excess of book deductions	—	—	1,025	—	—	—	—	1,025
Shares issued under employee stock purchase plan	185	—	1,335	—	—	—	—	1,335
Issuance of common stock under restricted stock unit awards, net of shares surrendered	53	—	(209)	—	—	—	—	(209)
Net income	—	—	—	78,713	—	—	—	78,713

Balance at April 30, 2013	67,597	$68	$199,120	$8,434	$73	3,300	$(26,396)	$181,299

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$78,713	$16,105	$(82,769)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	16,730	15,487	13,230
Loss on sale of business, including loss on sale of discontinued operations, including $45 of stock-based compensation expense (Notes 3 and 16)	1,222	5,688	—
Loss on sale/disposition of assets	315	285	202
Provisions for/(recoveries of) losses on accounts receivable	720	(465)	1,379
Impairment of long-lived assets	—	—	90,503
Change in disposal group assets and liabilities	(1,215)	5,467	10,143
Deferred income taxes	4,009	(1,558)	(480)
Stock-based compensation expense	4,073	2,484	1,680
Change in contingent consideration	—	—	(3,060)
Excess book deduction of stock-based compensation	—	(144)	(739)
Changes in operating assets and liabilities:
Accounts receivable	1,505	5,089	(1,443)
Inventories	(7,702)	(9,235)	(1,732)
Other current assets	(285)	950	(1,680)
Income tax receivable/payable	(3,384)	4,804	657
Accounts payable	2,602	(8,716)	11,712
Accrued payroll	3,489	3,693	(4,031)
Accrued taxes other than income	1,079	(7,151)	8,892
Accrued profit sharing	1,547	3,959	(3,118)
Accrued other expenses	(5,279)	(877)	2,374
Accrued product/municipal liability	154	(1,187)	(193)
Accrued warranty	408	2,169	(529)
Other assets	(1,930)	(189)	(1,453)
Other non-current liabilities	1,327	714	(1,186)

Net cash provided by operating activities	98,098	37,372	38,359

Cash flows from investing activities:
Proceeds from sale of business including discontinued operations (Notes 3 and 13)	7,500	500	—
Receipts from note receivable	73	19	—
Payments to acquire patents and software	(102)	(164)	(149)
Proceeds from sale of property and equipment	1,040	26	53
Payments to acquire property and equipment	(41,421)	(13,770)	(19,837)

Net cash used in investing activities	(32,910)	(13,389)	(19,933)

Cash flows from financing activities:
Proceeds from loans and notes payable	1,753	1,532	51,365
Cash paid for debt issue costs	—	(1,850)	(1,145)
Proceeds from energy efficiency incentive programs	—	225	—
Payments on capital lease obligation	(600)	—	—
Cash paid for redemption of convertible notes	—	(30,000)	—
Payments on loans and notes payable	(8,195)	(1,532)	(51,365)
Proceeds from Economic Development Incentive Program	—	4,400	—
Payments to acquire treasury stock	(20,000)	—	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	4,808	1,667	1,206
Taxes paid related to restricted stock issuance	(209)	—	(50)
Excess tax benefit of stock-based compensation	1,025	—	—

Net cash (used in)/provided by financing activities	(21,418)	(25,558)	11

Net increase/(decrease) in cash and cash equivalents	43,770	(1,575)	18,437
Cash and cash equivalents, beginning of period	56,717	58,292	39,855

Cash and cash equivalents, end of period	$100,487	$56,717	$58,292

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$5,295	$5,865	$3,820
Income taxes	44,087	3,963	2,146

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2013	2012	2011
	(In thousands)
Debt issue costs not paid at year end	$—	$—	$1,837
Capital lease obligation	—	3,281	—
Shares issued in connection with the acquisition of Smith & Wesson Security Solutions, Inc. (Note 3)	—	—	15,178

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Organization — We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Performance Center, and Walther brands. In addition, we pursue opportunities to license our name and trademarks to third parties for use in association with their products and services.

2.	Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation expense, environmental liability, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, including deferred tax asset valuation, forfeiture rates on stock-based awards, and medical claims payable. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries including Smith & Wesson Corp., Thompson/Center Arms Company, LLC, and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. (“SWSS”), our security solutions division. The fiscal year-ends of our wholly owned subsidiary, Smith & Wesson Corp., were April 28, 2013, April 29, 2012, and May 1, 2011, a two-day, one-day, and one-day variance to our reported fiscal year ends of April 30, 2013, 2012, and 2011, respectively. These variances did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2013 and April 30, 2012 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

SWSS is being presented as discontinued operations in the consolidated statements of income/(loss) and comprehensive income/(loss) for all periods presented. See Note 3 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of income/(loss) and comprehensive income/(loss) items in the notes to the consolidated financial statements refers to results from continuing operations.

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation (formerly Bear Lake Acquisition Corp.) and its subsidiaries (collectively “Thompson/Center Arms”), including Thompson/Center Arms Company, Inc. (now Thompson/Center Arms Company, LLC) (“TCA”). During fiscal 2012, we merged Thompson Center Holding Corporation into Smith & Wesson Corp.

Reclassification — Certain amounts presented in the prior years consolidated cash flows related to discontinued operations have been reclassified to conform to the current year’s presentation.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2013, our accounts exceeded federally insured limits by $99.9 million.

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

One customer accounted for approximately 11.6%, 12.2%, and 11.5% of our net product sales for the fiscal years ended April 30, 2013, 2012, and 2011, respectively. This customer accounted for approximately $5.5 million, or 11.6% of total accounts receivable as of April 30, 2013. In addition, two other customers accounted for $6.8 million and $6.2 million, or 14.3% and 13.1%, respectively, of total accounts receivable as of April 30, 2013.

Inventories — We value firearm inventories, consisting primarily of finished firearms, finished firearm components, and related products and accessories, at the lower of cost, using the first-in, first-out (FIFO) method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product sales account for most of our firearm revenue. We recognize revenue from firearm product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, if applicable, when no further contingencies or material performance obligations exist, and when collectability is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, most of this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2013, minimum royalties to be collected in the future amounted to approximately $5.6 million as follows (dollars in thousands):

For the Year Ended April 30,	Minimum Royalty
2014	$1,240
2015	1,185
2016	909
2017	577
Thereafter	1,708

Total minimum royalties	$5,619

Segment Information — We have historically reported certain financial information under two segments: firearms and security solutions. As a result of our divestiture of SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 3 — Discontinued Operations for additional information.

Geographic Information — During April 30, 2013, 2012, and 2011, we had no material personnel or facilities outside of the United States. Sales outside of the United States are detailed in Note 6.

Research and Development — We engage in both internal and external research and development (“R&D”) in order to remain competitive and to exploit possible untapped market opportunities. We approve prospective R&D projects after analysis of the cost and benefits associated with the potential product. Costs in R&D expense include, among other items, salaries, materials, utilities, and administrative costs.

Earnings/(Loss) per Share — We calculate basic and diluted earnings/(loss) per common share in accordance with the provisions of ASC 260-10, Earnings Per Share . Basic earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per common share equals net income/(loss) divided by the weighted average number of common shares outstanding during the period, including the effect of outstanding stock options and other stock-based instruments if their effect is dilutive.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2013	2012	2011
Net income/(loss)
Income from continuing operations	$81,406	$26,433	$8,080
Loss from discontinued operations, net of tax	(2,693)	(10,328)	(90,849)

Net income/(loss)	$78,713	$16,105	$(82,769)

Weighted average shares outstanding — Basic	65,155	64,788	60,622
Dilutive effect of stock option and award plans	1,487	965	2,999
Dilutive effect of conversion of convertible debt	—	1,524	—

Diluted shares outstanding	66,642	67,277	63,621

Earnings per share — Basic
Income from continuing operations	$1.25	$0.41	$0.13
Loss from discontinued operations	$(0.04)	$(0.16)	$(1.50)
Net income/(loss)	$1.21	$0.25	$(1.37)
Earnings per share — Diluted(a)
Income from continuing operations	$1.22	$0.40	$0.13
Loss from discontinued operations	$(0.04)	$(0.15)	$(1.43)
Net income/(loss)	$1.18	$0.25	$(1.30)

(a)	Included in the calculation for diluted earnings per common share for the year ended April 30, 2012 is $499,000 of diluted earnings related to the effect of conversion of convertible debt.

For fiscal 2013, 246,635 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive. For fiscal 2012, 952,483 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted loss per share because the effect would be antidilutive. For fiscal 2011, 5,515,877 shares of common stock issuable upon conversion of the Convertible Notes (as defined below), 2,345,422 shares of common stock reserved for issuance to the former stockholders of SWSS through date of issuance, and 1,598,124 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the year ended April 30, 2013.

In accordance with ASC 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our continuing operations in one reporting unit for our Springfield, Massachusetts and Houlton, Maine facilities. As of April 30, 2013, we had no goodwill recorded on our books for continuing operations.

Based on a combination of factors that occurred during fiscal 2012, including federal and corporate budgetary constraints, increased price competition, low barriers to entry, and other factors, we determined that indicators for impairment of goodwill and intangible assets existed in our security solutions division and, as a result, we conducted an evaluation of goodwill and intangible assets associated with the acquisition of that business. Based on the earnings and cash flow forecast for the next 10 years, the fair value of this reporting unit was estimated using the expected present value of future cash flows. Based on the work performed, we recorded a goodwill impairment loss of $83.9 million in fiscal 2012, which is included in the results of discontinued operations on our consolidated statements of income/(loss) and comprehensive income/(loss).

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. As noted above, economic and market conditions that affected our security solutions division required us to test for impairment of long-lived assets pertaining to that business in fiscal 2011. Based on that assessment, we recorded an impairment charge of $6.6 million, which is included in the results of discontinued operations on our consolidated statements of income/(income) and comprehensive income/(loss), to reflect the excess of the carrying value of long-lived intangible assets over the discounted cash flows. See Note 3 — Discontinued Operations for additional information. See also Note 10 —Intangible Assets. No impairment charges were taken for continuing operations in fiscal 2013, 2012, or 2011 based on the review of long-lived assets.

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

Stock Options and Other Stock-Based Awards — As described in Notes 16 and 17, we have an incentive stock plan under which employees and directors receive options to purchase our common stock or other stock-based awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”).

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

During the fiscal year ended April 30, 2013, there was no change to the environmental reserve. The environmental reserve decreased for the fiscal year ended April 30, 2012 by $29,000. During fiscal year ended April 30, 2011, the reserve increased by $1.5 million primarily because of the established reserve for the land and building located in Rochester, New Hampshire, which was subsequently transferred to assets held for sale. During fiscal 2013, we completed the sale of the land and building located in Rochester, New Hampshire and agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. We have insurance to supplement environmental remediation costs in excess of reserves associated with the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the sale agreement of the property.

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

On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. On November 11, 2011, we also initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. As of April 30, 2013, we had incurred $3.6 million in recall costs, including the cost of our most recent recall for firearms sold prior to April 30, 2013, and we estimate the remaining cost of these recalls will be $3.8 million, which is recorded in the accrued warranty balance. Warranty expense for the fiscal years ended April 30, 2013, 2012, and 2011 amounted to $7.1 million, $6.3 million, and $3.5 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Beginning Balance	$6,412	$4,213	$4,588
Liabilities transferred to held for sale	—	(256)	(244)
Warranties issued and adjustments to provisions	7,093	6,328	3,534
Warranty claims	(5,082)	(3,873)	(3,665)

Ending Balance	$8,423	$6,412	$4,213

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to $5.1 million, $2.7 million, and $10.5 million for the fiscal years ended April 30, 2013, 2012, and 2011, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $1.5 million, $1.7 million, and $2.0 million for fiscal 2013, 2012, and 2011, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net product and services sales. We included our costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of products and services sold.

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

General and Administrative Expenses — In the accompanying consolidated financial statements, we included payroll and benefits for management and administrative employees; profit sharing and stock compensation expenses; information technology costs; legal and professional fees; depreciation of furniture, fixtures, and computer equipment; reserves for bad debts; and expenses for administrative functions in general and administrative operating expenses.

Recently Issued Accounting Standards — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 . ASU 2011-12 indefinitely defers certain reclassification adjustment provisions of ASU 2011-05. ASU 2011-12 is also effective for interim and annual periods beginning after December 15, 2011. These ASUs do not have a material impact on our consolidated financial statements.

3.	Discontinued Operations

During fiscal 2010, we acquired all of the outstanding capital stock of SWSS for an initial purchase price of $59.3 million, which consisted of $21.1 million in cash and $38.2 million in common stock paid at closing and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,080,000 shares of our common were issued on March 18, 2011. During the year ended April 30, 2011, we recorded $3.1 million of income for the reduction in the contingent consideration associated with the purchase agreement in other income.

Based on a combination of factors occurring after our acquisition of SWSS, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in our strategic direction, on October 5, 2011, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. On July 10, 2012, we entered into an Asset Purchase Agreement with FutureNet Group, Inc. (“FutureNet”) providing for FutureNet to acquire substantially all of the assets and assume certain of the liabilities of SWSS for a purchase price of $7.9 million, including a $400,000 working capital adjustment. On July 26, 2012, we completed the disposition of SWSS and received $5.5 million in cash and recorded a receivable, included in other assets on our consolidated balance sheets, for the remaining portion of the purchase price. During the year ended April 30, 2013, we received $2.0 million related to this receivable within the agreed upon terms. Prior to the disposition, we presented the assets and liabilities on separate lines as held for sale on our consolidated balance sheets. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income and comprehensive income for all periods presented. As of April 30, 2012, we had recorded $13.5 million of assets held for sale, including $1.0 million relating to the land and building located in Rochester, New Hampshire, and $5.7 million of liabilities held for sale on our consolidated balance sheets. In connection with the divestiture of SWSS, we sold net assets of $13.0 million and incurred $1.6 million in closing-related costs, including $655,000 of legal, professional, and investment banking fees and $918,000 of severance and employee-related costs.

The following is a summary of the operating results of the discontinued operations (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Net sales from discontinued operations	$6,732	$30,752	$50,067
Loss before income taxes	$(3,605)	$(15,945)	$(96,055)
Loss from discontinued operations(a)	$(2,693)	$(10,328)	$(90,849)

(a)	Included in the results of operations for fiscal 2013 and 2012 are $1.2 million and $5.5 million, respectively, of non-cash charges related to the loss on sale from the divestiture of our discontinued security solutions division. Included in the results of operations for fiscal 2011 are non-cash charges related to the impairment of goodwill and other intangible assets totaling $90.5 million. In addition, for fiscal 2011, we recorded income of $3.1 million related to the reduction in the acquisition liability related to contingent consideration versus the value recorded as of April 30, 2010.

4.	Notes Payable and Financing Arrangements

Credit Facilities — We have a $60.0 million credit facility that provides for availability until December 7, 2014 for working capital needs. The revolving line of credit bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of April 30, 2013, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.5% per annum.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes — On December 15, 2006, we issued an aggregate of $80.0 million of 4% senior convertible notes (the “Convertible Notes”) maturing on December 15, 2026 to qualified institutional buyers pursuant to the terms and conditions of a securities purchase agreement and indenture. In fiscal 2011, we exchanged a total of $50.0 million of Convertible Notes for $50.0 million of 9.5% Senior Notes (as defined below). During fiscal 2012, we repurchased the remaining $30.0 million of Convertible Notes utilizing cash on hand. As of April 30, 2013, there were no outstanding Convertible Notes.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“9.5% Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “9.5% Senior Notes Indenture”).

In fiscal 2011, we evaluated these exchanges as a modification event under ASC 470-60, Troubled Debt Restructurings by Debtors. Because we are not experiencing financial difficulties, the exchanges were not accounted for as troubled debt restructuring. Consequently, we evaluated each exchange under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments to determine if the modification was substantial. Because the conversion feature was removed in the exchange, the debt modification was determined to be substantial and, accordingly, the exchanged Convertible Notes were extinguished. The fair value of the 9.5% Senior Notes was equal to the carrying value of the exchanged Convertible Notes; therefore, no gain or loss on extinguishment was recorded. During fiscal 2011, in accordance with ASC 470-50, we amortized $476,000 of deferred financing costs associated with the extinguishment to interest expense.

The 9.5% Senior Notes bear interest at a rate of 9.5% per annum payable on June 15 and December 15 of each year.

At any time prior to January 14, 2014, we may, at our option, (a) redeem all or a portion of the 9.5% Senior Notes at a redemption price of 100% of the principal amount of the 9.5% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date, or (b) redeem up to 35% of the aggregate principal amount of the 9.5% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 104.75% of the principal amount of the 9.5% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of clause (b) above, at least 65% of the aggregate original principal amount of the 9.5% Senior Notes remains outstanding and the redemption occurs within 60 days after the closing of the equity offering. On and after January 14, 2014, we may, at our option, redeem all or a portion of the 9.5% Senior Notes at a redemption price of (1) 104.75% of the principal amount of the 9.5% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2014; or (2) 100% of the principal amount of the 9.5% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on January 14, 2015, plus, in either case, accrued and unpaid interest on the 9.5% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 9.5% Senior Notes from the holders of the 9.5% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 9.5% Senior Notes mature on January 14, 2016. During fiscal 2013, we purchased a total of $6.4 million of our 9.5% Senior Notes utilizing cash on hand. We paid $552,000 of interest premium relating to these purchases.

The 9.5% Senior Notes are general unsecured obligations of our company. The 9.5% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.

The limitation on indebtedness in the 9.5% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 9.5% Senior Notes Indenture) for us and our restricted subsidiaries is less than 2.00 to 1.00. In general, as set forth in the 9.5% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs — Debt issuance costs related to the credit agreement with the Lenders, including all related re-financings, amounted to $2.2 million and were recorded in other assets. These costs are being amortized to expense over the life of the credit facility using the straight-line method. For the fiscal year ended April 30, 2013, we amortized a total of $185,000 to interest expense.

We incurred $4.3 million of debt issuance costs associated with the issuance of the Convertible Notes. We amortized these costs on a straight-line basis, which approximates the effective interest rate method, through December 15, 2011, the date of the first redemption. As noted above, we repurchased $30.0 million of Convertible Notes during fiscal 2012. For fiscal 2011, the exchange of Convertible Notes for 9.5% Senior Notes discussed above resulted in increased amortization expense of $476,000, as noted above.

We incurred $1.8 million of debt issuance costs associated with the issuance of the 9.5% Senior Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through January 14, 2016, the date of maturity. For the fiscal year ended April 30, 2013, we amortized $495,000 to interest expense, including $173,000 of debt issuance costs we wrote off in connection with our repurchase of $6.4 million of 9.5% Senior Notes noted above.

The total amount amortized to interest expense for all debt issuance costs in fiscal 2013, 2012, and 2011 was $680,000, $1.4 million, and $1.5 million, respectively, including write-offs related to extinguishment. As of April 30, 2013, without the impact of the exchange noted below, future amortization of debt issuance costs is as follows: fiscal 2014 is $310,000; fiscal 2015 is $310,000; and fiscal 2016 is $212,000.

The credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 9.5% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with these debt covenants as of April 30, 2013.

Letters of Credit — At April 30, 2013, we had outstanding letters of credit aggregating $1.1 million.

5.875% Senior Notes — During June 2013, we sold an aggregate of $100.0 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash. As a result of this transaction, our indebtedness increased by $57.1 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013.

At any time prior to June 15, 2015, we may, at our option, (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of 100% of the principal amount of the 5.875% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875% of the principal amount of the 5.875% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.875% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after June 15, 2015, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of (a) 102.9375% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2015; or (b) 100% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2016, plus, in either case, accrued and unpaid interest on the 5.875% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.875% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.875% Senior Notes mature on June 15, 2017.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Capital Lease

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We included $442,000 of short-term capital lease obligation in accrued expenses and $2.4 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of April 30, 2013 (dollars in thousands):

Capital Lease Obligation
2014	$596
2015	596
2016	596
2017	1,493

Total future minimum lease payments	3,281
Less amounts representing interest	(419)

Present value of minimum lease payments	2,862
Less current maturities of capital lease	(442)

Long-term maturities of capital lease	$2,420

6.	Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2013, 2012, and 2011, respectively (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Handguns	$324,627	$238,438	$190,649
Long Guns	179,187	102,414	77,206
Walther	41,646	32,316	38,011
Other Products & Services	42,054	38,829	36,367

Total Net Sales	$587,514	$411,997	$342,233

With the exception of Walther firearms, all of our firearms are sold under our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 3%, 4%, and 5% of total net sales for the fiscal years ended April 30, 2013, 2012, and 2011, respectively (dollars in thousands):

	For the Year Ended April 30,
Region	2013	2012	2011
Europe	$2,979	$5,850	$4,421
Asia	6,319	4,706	5,970
Latin America	1,693	1,904	1,845
All others international	8,003	4,154	6,563

Total net international sales	$18,994	$16,614	$18,799

No individual foreign country accounted for more than 10% of net sales.

7.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the fiscal years ended April 30, 2013, 2012, and 2011, amounted to $15.1 million, $14.7 million, and $15.1 million, respectively.

8.	Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2013 and 2012 (dollars in thousands):

	April 30, 2013	April 30, 2012
Machinery and equipment	$135,829	$111,164
Building and improvements	10,795	7,453
Land and improvements	1,440	1,362

	148,064	119,979
Less: Accumulated depreciation	(75,985)	(60,852)

	72,079	59,127
Construction in progress	14,303	1,401

Total property, plant, and equipment, net	$86,382	$60,528

Estimated cost to complete construction in progress is $12.8 million.

Depreciation expense from continuing operations amounted to $15.4 million, $13.4 million, and $11.1 million for the fiscal years ended April 30, 2013, 2012, and 2011, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation and amortization expense for continuing operations, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Cost of products and services sold	$14,238	$12,337	$9,792
Research and development	116	81	86
Selling and marketing	247	234	207
General and administrative	1,449	1,433	1,656
Interest expense	680	1,402	1,489

Total depreciation and amortization	$16,730	$15,487	$13,230

9.	Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2013 and 2012 (dollars in thousands):

	April 30, 2013	April 30, 2012
Finished goods	$16,379	$14,017
Finished parts	34,795	28,936
Work in process	7,852	7,889
Raw material	3,972	4,454

Total inventories	$62,998	$55,296

10.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, trademarks, trade names, and patents. We amortize patents and developed technology using the straight-line method over their estimated useful lives ranging from eight to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following table presents a summary of intangible assets for the year ended April 30, 2013 (dollars in thousands):

	April 30, 2013	April 30, 2012
Customer relationships	$1,740	$1,740
Patents, trademarks, and tradenames	5,264	5,222

	7,004	6,962
Less: Accumulated amortization	(3,039)	(2,430)

Total intangible assets, net	$3,965	$4,532

Amortization expense, excluding amortization of deferred financing costs, amounted to $639,000, $656,000, and $630,000 for the fiscal years ended April 30, 2013, 2012, and 2011, respectively. We expect amortization expense will be approximately $600,000 annually over each of the next five fiscal years.

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

The outstanding balance as of April 30, 2013 and 2012 was $1.9 million and $2.1 million, respectively ($25,000 in other current assets and $1.9 million and $2.0 million, respectively, in non-current assets). Our insurance carriers paid no municipal related defense costs in fiscal 2013 or 2012.

12.	Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2013 and 2012 (dollars in thousands):

	April 30, 2013	April 30, 2012
Accrued rebates and promotions	$3,900	$2,862
Accrued professional fees	2,882	3,682
Accrued employee benefits	1,953	1,902
Interest payable	1,542	1,783
Accrued workers’ compensation	963	766
Accrued commissions	949	1,235
Accrued utilities	537	436
Accrued distributor incentives	458	5,453
Current portion of capital lease obligation	442	418
Accrued severance/restructuring costs	111	345
Accrued other	2,296	1,803

Total accrued expenses	$16,033	$20,685

13.	Plant Consolidation

In November 2011, we completed our previously announced plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. We incurred major capital expenditures relating to moving equipment and processes from Rochester, New Hampshire to Springfield, Massachusetts, improving production efficiencies, purchasing tooling for new product offerings, and various projects designed to increase capacity and upgrade manufacturing technology.

In connection with the plant consolidation, in January 2012, we completed the sale of K.W. Thompson, a company that included our foundry operations and which was a subsidiary of Thompson/Center Arms, for a purchase price of $900,000. Upon closing of the sale, we received a $400,000 note receivable from the Buyer that bears interest at 4% and matures through January 2017. As of April 30, 2013, $308,000 is due to us related to the note receivable of which $78,000 is included in other current assets and $230,000 included in other assets on our consolidated balance sheets. We also recorded a loss on sale of business, which was calculated as the net assets sold in excess of the purchase price, $241,000 of which is included in general and administrative expenses on our consolidated statements of income/(loss) and comprehensive income/(loss). The business sold was not included in discontinued operations because the operations were not material to our overall consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2012, we classified the land and building located in Rochester, New Hampshire as assets held for sale on our consolidated balance sheets in accordance with ASC 360-10-45, Impairment or Disposal of Long Lived Assets. The net book values of our assets held for sale totaled $1.0 million, including the environmental reserve, and were stated at the lower of the carrying value or fair value. On December 19, 2012, we completed the sale of the land and building located in Rochester, New Hampshire.

As of fiscal year ended April 30, 2013, we recorded $345,000 in expenses related to employee severances. The total amount incurred in connection with the plant consolidation was $5.6 million, with $2.5 million for employee severance and relocation expenses and $3.1 million for facilities-related expenses.

The following table summarizes the restructuring liabilities accrued for and changes in those amounts during the year ended April 30, 2013 for the plan discussed above (dollars in thousands):

	Employee Severance and Termination Benefits	Facilities-Related Costs
Balance at April 30, 2011	$1,252	$409
Costs incurred during the period	1,146	1,832
Costs paid or settled during the period	(2,053)	(2,241)

Balance at April 30, 2012	$345	$—
Costs paid or settled during the period	(345)	—

Balance at April 30, 2013	$—	$—

On December 21, 2010, under the Economic Development Incentive Program (“EDIP”) of the Commonwealth of Massachusetts, we were awarded a refundable economic incentive tax credit (“ITC”) by the Economic Assistance Coordinating Council in conjunction with our plan discussed above. The ITC is calculated as 40% of qualified capital expenditures placed in service and allows for a refundable tax credit from the Commonwealth of Massachusetts of up to $721,000 and $4.4 million during the fiscal years ended April 30, 2013 and 2012, respectively. As of April 30, 2013 and 2012, respectively, we had recorded the $721,000 and $4.4 million of the amount received for the ITC as a contra asset account, which is included in Property, Plant, and Equipment. During fiscal 2012, we received $4.4 million of the tax credit and recorded a receivable for an additional $721,000 of tax credit during fiscal 2013, because of our compliance with the written EDIP Investment Analysis Plan.

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

The following table presents information about our assets that are measured at fair value on a recurring basis as of April 30, 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (dollars in thousands):

Description	April 30, 2013	(Level 1)	April 30, 2012	(Level 1)
Assets:
Cash equivalents	$100,413	$100,413	$56,698	$56,698

Total assets	$100,413	$100,413	$56,698	$56,698

Cash equivalents include operating cash and money market accounts.

15.	Self-Insurance Reserves

As of April 30, 2013 and 2012, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.6 million and $9.0 million, respectively, of which $5.7 million and $5.4 million, respectively, have been classified as non-current and have been included in other non-current liabilities and $2.3 million and $2.2 million, respectively, have been included in accrued expenses, and $1.6 million and $1.4 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of April 30, 2013 and 2012, $332,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $12.2 million, $11.4 million, and $11.5 million for the fiscal years ended April 30, 2013, 2012, and 2011, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2013, 2012, and 2011 (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Beginning balance	$8,980	$9,456	$9,694
Additional provision charged to expense	12,201	11,400	11,461
Payments	(11,611)	(11,876)	(11,699)

Ending balance	$9,570	$8,980	$9,456

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2013 and 2012, we had accrued reserves for product and municipal litigation liabilities of $4.4 million and $4.5 million, respectively (of which $2.8 million and $3.1 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2013 and 2012, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million and $2.0 million, respectively, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

16.	Stockholders’ Equity

Treasury Stock

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased. On June 13, 2013, we announced the authorization of the repurchase of up to $100.0 million of our common stock, of which up to $75.0 million may be repurchased in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $100.0 million authorization replaces the stock repurchase program authorized in 2012 and is set to expire on or about June 17, 2014.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless terminated earlier by our board of directors, the 2004 Incentive Stock Plan will terminate on the earlier of (1) ten years from the date of the later to occur of (i) the original date the plan was approved by our board of directors or our stockholders, whichever is earlier, or (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by our board of directors (so long as such increase is also approved by our stockholders), and (2) at such time as no shares of common stock remain available for issuance under the plan and our company has no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award. Except in specific circumstances, awards vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer resigned on September 26, 2011 and continues his service as a member of our board of directors and was appointed co-vice chairman of the Board. As of April 30, 2013, there were 250,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the fiscal years ended April 30, 2013, 2012, and 2011 are as follows:

	For the Year Ended April 30,
	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	3,988,164	$4.67	3,137,565	$4.73	3,207,264	$4.93
Granted during year	3,500	11.02	1,405,600	4.08	755,600	3.85
Exercised during year	(847,042)	4.10	(290,168)	2.17	(90,334)	1.60
Canceled/forfeited during year	(125,495)	3.87	(264,833)	5.03	(734,965)	5.06

Options outstanding, end of period	3,019,127	$5.31	3,988,164	$4.67	3,137,565	$4.73

Weighted average remaining contractual life	6.02 years		6.98 years		5.95 years

Options exercisable, end of period	2,087,675	$5.38	2,080,692	$5.14	2,101,705	$4.91

Weighted average remaining contractual life	5.00 years		5.09 years		4.47 years

As of April 30, 2013, there were 4,090,447 shares available for grant under the 2004 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted share awards, RSUs and Employee Stock Purchase Plan (“ESPP”) issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2013, 2012, and 2011 was $12.1 million, $16.0 million, and $1.6 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2013, 2012, and 2011 was $8.7 million, $8.2 million, and $1.6 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2013, 2012, and 2011 was $5.1 million, $982,000, and $186,000, respectively. At April 30, 2013, the total of unrecognized compensation cost of outstanding options was $1.5 million, which will be recognized over the remaining weighted average vesting period of 0.89 years.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had an ESPP that commenced on June 24, 2002 (the “2001 ESPP”), which authorized the sale of up to 10,000,000 shares of our common stock to employees. The 2001 ESPP continued in effect for a term of 10 years and expired with the offering period that ended March 31, 2012. All options and rights to participate in the 2001 ESPP are nontransferable and subject to forfeiture in accordance with the 2001 ESPP guidelines. As of April 30, 2013, we had issued 2,398,630 shares of common stock under the 2001 ESPP, all of which were purchased prior to April 30, 2012.

On September 26, 2011, our stockholders approved our 2011 ESPP to replace our expiring 2001 ESPP, which authorized the sale of up to $6,000,000 shares of our common stock to employees. The shares included in the 2011 ESPP are no longer available for issuance under the 2001 ESPP. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value (“FMV”) per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. During fiscal 2013, 2012, and 2011, 185,218, 502,898, and 350,971 shares, respectively, were purchased under our ESPP’s.

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

The following assumptions were used in valuing our options and ESPP purchases during the 12-month periods ended April 30, 2013, 2012, and 2011:

	For the Year Ended April 30,
	2013	2012	2011
Stock option grants:
Risk-free interest rate	0.31%	0.85 - 2.20%	1.31 - 2.47%
Expected term	5.84 - 7.84 years	5.30 - 8.18 years	5.36 - 9.0 years
Expected volatility	70.0%	66.9 - 74.6%	69.5 - 76.4%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.13%	0.08%	0.18%
Expected term	6 months	6 months	6 months
Expected volatility	56.3%	51.3%	34.0%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and performance-based RSU (“PSU”) awards, was $4.1 million, which included $45,000 of stock-based compensation expense related to the loss on the sale of our discontinued operations, $2.5 million, and $1.7 million, for fiscal years 2013, 2012, and 2011, respectively. Stock-based compensation expense is included in general and administrative expenses.

We grant service-based RSUs to our executive officers, employees, consultants, and directors. The grants are made at no cost to the recipient. A RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three years with one-third of the units vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers. We grant PSUs without market conditions to our employees who are not executive officers, including for the successful completion of specific projects or goals, such as the implementation of our new enterprise resource planning (“ERP”) system. At the time of grant, we calculate the fair value of our PSUs using Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2013	2012	2011
Grant date fair market value
Smith & Wesson Holding Corporation	$8.71	$3.57 - 7.98	$3.69 - 3.92
NASDAQ Composite Index	$—	$—	$2,295.36 - 2,369.77
Russell 2000 Index	$935.25	$798.05 - 2,781.91	$—
Volatility(a)
Smith & Wesson Holding Corporation	49.28%	51.43 - 67.67%	83.96 - 84.65%
NASDAQ Composite Index	—	—	31.45 - 31.48%
Russell 2000 Index	25.72%	27.64 - 29.97%	—
Correlation coefficient(b)	0.47	0.46 - 0.49	0.39
Risk-free interest rate(c)	0.32%	0.40 - 0.63%	0.66 - 0.85%
Dividend yield(d)	0%	0%	0.00%

(a)	Volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.

(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.

(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.

(d)	We do not expect to pay dividends in the foreseeable future.

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return (“TSR”) of our common stock compared with the TSR of the Russell 2000 Index (the “RUT”) or NASDAQ Composite Index (the “IXIC”), as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as applicable, by 10% in order for the target award to vest.

During the year ended April 30, 2013, we granted 152,000 market-condition PSUs to certain of our executive officers and 63,050 PSUs without market conditions to other employees. We also granted 320,279 service-based RSUs during the year ended April 30, 2013, including 250,250 RSUs to certain of our executive officers, 35,000 RSUs to our directors, 28,029 RSUs to non-executive officer employees, and 7,000 RSUs to

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consultants. Compensation expense recognized related to grants of RSUs and PSUs was $1.8 million for the fiscal year ended April 30, 2013.

During the fiscal year ended April 30, 2013, we delivered 14,250 PSUs without market-conditions to current employees with a total market value of $131,000 and we also delivered 69,637 shares of common stock to certain of our executive officers, current employees, consultants, and a former employee under vested RSUs with a total market value of $595,000.

During the year ended April 30, 2013, we cancelled 16,996 service-based RSUs, and 35,000 market-condition PSUs as a result of the service period condition not being met, and 2,000 PSUs without a market-condition as a result of the performance condition not being met.

During the fiscal year ended April 30, 2012, we granted 149,873 service-based RSUs to employees and consultants. During April 30, 2012, we granted 209,200 market-condition PSUs to certain of our executive officers.

During the fiscal year ended April 30, 2012, we cancelled 88,700 market-condition PSUs previously granted to our former President and Chief Executive Officer as a result of the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $180,000 impact of the 88,700 cancelled PSUs, was $350,000 for the 12 months ended April 30, 2012. During the 12 months ended April 30, 2013, we delivered 9,500 shares of common stock to employees and consultants under vested RSUs with a total market value of $43,000.

During the fiscal year ended April 30, 2011, we granted 7,500 service-based RSUs to consultants and 120,200 market-condition PSUs to certain of our executive officers. We delivered 67,195 shares of common stock with a total market value of $271,000, under RSUs that vested during such period.

During the fiscal year ended April 30, 2011, we cancelled an aggregate of 134,999 PSUs, consisting of (i) 53,333 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2011, (ii) 40,000 PSUs previously granted to our former Executive Vice President and Chief Financial Officer because the service period condition not being met, (iii) 15,000 PSUs previously granted to our former President of SWSS because of the service period condition not being met, and (iv) 26,666 PSUs previously granted to our former President and Chief Executive Officer, as financial targets associated with these PSUs were not met for the fiscal year ended April 30, 2010. Compensation expense recognized related to grants of RSUs and PSUs, excluding the $905,000 impact of the 134,999 cancelled PSUs previously granted to the former employees named above, was $281,000 for the fiscal year ended April 30, 2011.

The grant date fair value of RSUs and PSUs that vested in fiscal 2013, 2012, and 2011 was $726,000, $43,000, and $321,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in unvested RSUs and PSUs for fiscal years 2013, 2012 and 2011 is as follows:

	For the Year Ended April 30,
	2013		2012		2011
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of year	384,140	$7.91	123,600	$5.27	210,727	$10.32
Awarded	535,329	9.43	359,073	7.66	127,700	3.87
Vested	(83,887)	8.71	(9,500)	4.18	(79,828)	11.36
Forfeited	(53,996)	6.14	(89,033)	5.31	(134,999)	8.22

RSUs and PSUs outstanding, end of period	781,586	$8.42	384,140	$7.91	123,600	$5.27

As of April 30, 2013, there was $3.8 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

17.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed $1.7 million, $1.5 million, and $991,000 for the fiscal years ended April 30, 2013, 2012, and 2011, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes up to 15% of qualifying payroll, as defined, to the plan each year. For fiscal 2013, we plan to contribute approximately $9.6 million, which has been recorded in general and administrative costs. We contributed $8.0 million and $4.1 million for the fiscal years ended April 30, 2012 and 2011, respectively. Contributions are funded after the fiscal year-end.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense from continuing operations consists of the following (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Current:
Federal	$38,661	$9,816	$1,701
State	5,982	2,050	1,931

Total current	44,643	11,866	3,632
Deferred:
Deferred federal	1,508	778	2,223
Deferred state	349	(62)	(401)

Total deferred	1,857	716	1,822

Total income tax expense	$46,500	$12,582	$5,454

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (dollars in thousands):

	For the Year Ended April 30,
	2013	2012	2011
Federal income taxes expected at 35% statutory rate	$44,767	$13,655	$4,737
State income taxes, less federal income tax benefit	4,576	1,328	452
Employee Stock Purchase Plan	131	83	96
Other	530	60	238
Business meals and entertainment	107	98	100
Worthless stock deduction	—	(1,845)	—
Depreciation-permanent	—	—	(22)
Domestic production activity deduction	(3,708)	(676)	—
Research and development tax credit	(140)	(100)	(242)
Change in uncertain tax positions	237	(21)	95

Total income tax expense	$46,500	$12,582	$5,454

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following (dollars in thousands):

	April 30,
	2013	2012
Current tax assets (liabilities):
Environmental reserves	$—	$108
Inventory reserves	5,247	5,020
Product liability	584	532
Accrued expenses, including compensation	2,847	4,542
Warranty reserve	2,212	2,206
Other	417	105
Property taxes	(49)	(51)
Promotions	1,215	756
Less valuation allowance	(397)	(459)

Net deferred tax asset — current	$12,076	$12,759

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$2,703	$2,370
Environmental reserves	221	224
Product liability	364	419
Workers’ compensation	952	725
Warranty reserve	1,020	412
Stock-based compensation	3,411	3,495
State bonus depreciation	645	583
Property, plant and equipment	(15,187)	(11,600)
Intangible assets	95	452
Transaction costs	(90)	(91)
Pension	64	142
Less valuation allowance	(2,061)	(1,668)

Net deferred tax liability — non-current	$(7,863)	$(4,537)

Net deferred tax asset — total	$4,213	$8,222

(a)	Deferred taxes related to stock compensation have been adjusted from amounts reported in the prior year as noted below.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had federal net operating loss carryforwards amounting to $757,000 as of April 30, 2013, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2013 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $23.1 million and $19.4 million in state net operating loss carryforwards as of April 30, 2013 and 2012, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2033. There were $2.3 million and $1.9 million of state tax credit carryforwards as of April 30, 2013 and 2012, respectively. The state tax credit carryforwards will expire between April 30, 2015 and April 30, 2025 or have no expiration date.

As of April 30, 2013, valuation allowances of $973,000 and $1.5 million were provided on our deferred tax assets for state net operating loss carryforward, and state tax credits, respectively, that we do not anticipate using prior to their expiration and $20,000 for other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2012, valuation allowances of $827,000 and $1.1 million, were provided on our deferred tax assets for same state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration and $239,000 for other state deferred tax assets for which we anticipate we will realize no benefit. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to our operations in Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2013 or 2012, as we believe that it is more likely than not that all such assets will be realized.

At April 30, 2013 and 2012, we had gross tax-effected unrecognized tax benefits of $1.1 million and $1.2 million, respectively, of which the entire amounts, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2013 and 2012, we have $270,000 and $260,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other current and non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	April 30,
	2013	2012
Beginning balance	$1,150	$1,123
Gross increases/(decreases) — tax positions in prior year	224	(5)
Settlements	(332)	(9)
Interest, penalties, and impact of state deductions on federal taxes	160	85
Lapse of statute of limitations	(111)	(44)

Ending balance	$1,091	$1,150

Approximately $1.0 million of our unrecognized tax benefits has been classified as current income tax liabilities and is recorded in accrued expenses because a payment of cash is anticipated within one year of the balance sheet date or the statute is expected to expire. In fiscal 2014, we expect to incur additional taxes, interest, and penalties on uncertain tax positions. The remainder has been classified as non-current because a payment of cash is not anticipated within one year. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2009.

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

We are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek unspecified damages on behalf of our company from the individual defendants. Damages sought in each case include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees, and in one case also include declaratory relief and the rescission of certain option awards. We believe that the allegations asserted in the above lawsuits are unfounded.

We are a defendant in ten product liability cases and are aware of eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case brought by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek changes to our corporate governance and unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to in excess of $1.4 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

For the fiscal years ended April 30, 2013, 2012, and 2011, we paid $758,000, $401,000, and $1.3 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $42,000, $105,000, and $70,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

In fiscal 2013, we recorded expense of $805,000 to recognize changes in our product liability and municipal litigation liability. In fiscal 2012 and 2011, we recorded income of $560,000 and $1.0 million, respectively, to recognize changes in our product liability and municipal litigation liability.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including, those regulations monitored by the Occupational Health and Safety Administration (OSHA), National Fire Protection Association (NFPA), and the Department of Public Health (DPH). Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are required to comply with regulations that mitigate any release into the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

During fiscal 2013 we completed the sale of the land and building located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. The environmental reserve maintained for this property was relieved as a result of the purchase and sale agreement.

As of April 30, 2013 and 2012, respectively, we had recorded $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.1 million as of April 30, 2013. We had restricted cash totaling $3.3 million as of April 30, 2013 of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with the Lenders. This restricted cash cannot be withdrawn from the accounts in which it is deposited without the consent of the Lenders.

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2015; machinery and photocopiers at our Springfield and Houlton locations with various expiration dates; and vehicles for our national sales force.

As of April 30, 2013, the lease commitments were as follows (dollars in thousands):

For the Year Ended April 30,	Amount
2014	$1,441
2015	545
2016	99
2017	79
2018	30

$2,194

Rent expense in the fiscal years ended April 30, 2013, 2012, and 2011 was $2.2 million, $2.3 million, and $2.1 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2013 and 2012. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (dollars in thousands, except per share data):

	For the Year Ended April 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$135,995	$136,560	$136,242	$178,717	$587,514
Gross profit	51,293	48,523	50,099	68,488 (a)	218,403
Income from continuing operations, net of tax	18,869	16,401	17,506	28,630	81,406
Income/(loss) from discontinued operations, net of tax	(1,083)	4,784	(2,930)	(3,464)	(2,693)
Net income	$17,787	$21,184	$14,576	$25,166	$78,713
Per common share
Basic — continuing operations	$0.29	$0.25	$0.27	$0.45	$1.25
Diluted — continuing operations	$0.28	$0.24	$0.26	$0.44	$1.22
Basic — net income/(loss)	$0.27	$0.32	$0.22	$0.39	$1.21
Diluted — net income/(loss)	$0.27	$0.31	$0.22	$0.38	$1.18
Market price (low-high)	$6.07-10.25	$7.40-11.24	$7.67-11.25	$8.25-10.63	$6.07-11.25

	For the Year Ended April 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$91,730	$92,299	$98,125	$129,843	$411,997
Gross profit	26,516	24,606	30,004	46,863	127,989
Income from continuing operations, net of tax	2,275	948	5,393	17,817	26,433
Loss from discontinued operations, net of tax	(1,485)	(2,539)	(955)	(5,349)	(10,328)
Net income/(loss)	$790	$(1,591)	$4,438	$12,468	$16,105
Per common share
Basic — continuing operations	$0.04	$0.01	$0.08	$0.27	$0.41
Diluted — continuing operations	$0.04	$0.01	$0.08	$0.27	$0.40
Basic — net income/(loss)	$0.01	$(0.02)	$0.07	$0.19	$0.25
Diluted — net income/(loss)	$0.01	$(0.02)	$0.07	$0.19	$0.25
Market price (low-high)	$2.63-3.67	$2.29-3.39	$2.72-5.20	$4.93-8.60	$2.29-8.60

(a)	Gross profit for the fourth fiscal quarter included a $3.0 million adjustment for the recall of our Thompson/Center Arms bolt action rifles.

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2013, 2012, and 2011

		Additions
	Balance at May 1,	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at April 30,
2013
Allowance for doubtful accounts	$1,058	$738	$—		$(668)	$1,128
Inventory reserve	6,965	2,603	—		(447)	9,121
Deferred tax valuation allowance	2,127	331	—		—	2,458
Warranty reserve	6,412	7,093	—		(5,082)	8,423
Product and municipal liabilities	4,512	805	(201	)(1)	(758)	4,358
Workers compensation	3,008	2,034	—		(1,226)	3,816
Environmental	577	—	—		—	577
2012
Allowance for doubtful accounts	$2,147	$(439)	$—		$(650)	$1,058
Inventory reserve	7,117	511	(206	)(4)	(457)	6,965
Deferred tax valuation allowance	1,176	951	—		—	2,127
Warranty reserve	4,213	6,328	(256	)(4)	(3,873)	6,412
Product and municipal liabilities	5,473	(560)	—		(401)	4,512
Workers compensation	2,282	1,890	—		(1,164)	3,008
Environmental	2,077	—	(1,470	)(3)	(30)	577
2011
Allowance for doubtful accounts	$811	$1,379	$—		$(43)	$2,147
Inventory reserve	7,152	607	—		(642)	7,117
Deferred tax valuation allowance	676	500	—		—	1,176
Warranty reserve	4,588	3,534	(244	)(4)	(3,665)	4,213
Product and municipal liabilities	5,760	1,009	—		(1,296)	5,473
Workers compensation	2,321	734	—		(773)	2,282
Environmental	657	288	1,182	(2)	(50)	2,077

(1)	Decrease in municipal liability reserve was the result of expired statute of limitations on certain cases.

(2)	Increase in environmental reserve was as a result of settlement with the former owners of Thompson/Center Arms regarding the environmental escrow established at acquisition for the Rochester, New Hampshire facility.

(3)	Decrease in environmental reserve was the result of a reclassification of the reserve related to the Rochester, New Hampshire facility to assets held for sale.

(4)	Decrease in the inventory reserve and warranty reserves was the result of a reclassification of assets and liabilities held for sale that relate to the SWSS disposal group.