Form 10-Q
period 2013-07-31
SMITH & WESSON HOLDING CORP
filed 2013-09-05
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The registrant had 62,652,567 shares of common stock, par value $0.001, outstanding as of September 1, 2013.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	26
Signatures	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2014 and thereafter; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, filed with the SEC on June 25, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2013	April 30, 2013
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,348 on July 31, 2013 and $3,345 on April 30, 2013	$146,455	$100,487
Accounts receivable, net of allowance for doubtful accounts of $953 on July 31, 2013 and $1,128 on April 30, 2013	53,756	46,088
Inventories	63,232	62,998
Prepaid expenses and other current assets	7,070	4,824
Deferred income taxes	12,076	12,076
Income tax receivable	4,592	3,093

Total current assets	287,181	229,566

Property, plant, and equipment, net	93,876	86,382
Intangibles, net	3,759	3,965
Other assets	14,055	7,076

	$398,871	$326,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,534	$31,220
Accrued expenses	16,556	16,033
Accrued payroll	7,964	13,096
Accrued taxes other than income	4,600	5,349
Accrued profit sharing	12,435	9,587
Accrued product/municipal liability	1,623	1,551
Accrued warranty	5,913	5,757
Current portion of notes payable	1,269	—

Total current liabilities	83,894	82,593

Deferred income taxes	7,863	7,863

Notes payable, net of current portion	100,000	43,559

Other non-current liabilities	12,525	11,675

Total liabilities	204,282	145,690

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 67,717,348 shares issued and 63,000,512 shares outstanding on July 31, 2013 and 67,596,716 shares issued and 64,297,113 shares outstanding on April 30, 2013	68	68
Additional paid-in capital	201,926	199,120
Retained earnings	34,911	8,434
Accumulated other comprehensive income	73	73
Treasury stock, at cost (4,716,836 common shares on July 31, 2013 and 3,299,603 common shares on April 30, 2013)	(42,389)	(26,396)

Total stockholders’ equity	194,589	181,299

	$398,871	$326,989

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	(In thousands, except per share data)
	July 31, 2013	July 31, 2012
Net sales	$171,020	$135,995
Cost of sales	98,247	84,768

Gross profit	72,773	51,227

Operating expenses:
Research and development	1,358	1,172
Selling and marketing	7,548	6,838
General and administrative	15,853	11,921

Total operating expenses	24,759	19,931

Operating income from continuing operations	48,014	31,296

Other income/(expense):
Other income/(expense), net	5	—
Interest income	102	368
Interest expense	(6,673)	(1,987)

Total other income/(expense), net	(6,566)	(1,619)

Income from continuing operations before income taxes	41,448	29,677
Income tax expense	14,922	10,807

Income from continuing operations	26,526	18,870
Discontinued operations:
Loss from operations of discontinued security solutions division	(52)	(1,682)
Income tax benefit	(3)	(599)

Loss from discontinued operations	(49)	(1,083)

Net income/comprehensive income	$26,477	$17,787

Net income per share (Note 11):
Basic - continuing operations	$0.41	$0.29

Basic - net income	$0.41	$0.27

Diluted - continuing operations	$0.40	$0.28

Diluted - net income	$0.40	$0.27

Weighted average number of common shares outstanding (Note 11):
Basic	64,235	65,352
Diluted	65,622	66,798

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended July 31, 2013

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2013	67,597	$68	$199,120	$8,434	$73	3,300	$(26,396)	$181,299
Exercise of employee stock options	111	—	534	—	—	—	—	534
Repurchase of treasury stock	—	—	—	—	—	1,417	(15,993)	(15,993)
Stock-based compensation	—	—	2,202	—	—	—	—	2,202
Tax deduction of stock-based compensation in excess of book deductions	—	—	81	—	—	—	—	81
Issuance of common stock under restricted stock unit awards, net of shares surrendered	9	—	(11)	—	—	—	—	(11)
Net income	—	—	—	26,477	—	—	—	26,477

Balance at July 31, 2013	67,717	$68	$201,926	$34,911	$73	4,717	$(42,389)	$194,589

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	July 31, 2013	July 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$26,477	$17,787
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,683	3,985
Loss on sale of discontinued operations, including $45 of stock-based compensation expense	—	798
Loss/(gain) on sale/disposition of assets	74	(14)
Provisions for/(recoveries of) losses on accounts receivable	(192)	75
Change in disposal group assets and liabilities	—	(1,112)
Stock-based compensation expense	2,202	853
Accounts receivable	(7,476)	(5,051)
Inventories	(234)	(7,531)
Prepaid expenses and other current assets	(2,246)	(2,447)
Income tax receivable/payable	(1,499)	7,857
Accounts payable	2,314	(3,296)
Accrued payroll	(5,132)	(1,600)
Accrued taxes other than income	(749)	(268)
Accrued profit sharing	2,848	2,175
Accrued other expenses	311	(3,430)
Accrued product/municipal liability	72	32
Accrued warranty	156	(131)
Other assets	(4,598)	174
Other non-current liabilities	1,000	423

Net cash provided by operating activities	19,011	9,279

Cash flows from investing activities:
Proceeds from sale of business	—	5,500
Receipts from note receivable	19	18
Payments to acquire patents and software	(41)	—
Proceeds from sale of property and equipment	12	14
Payments to acquire property and equipment	(12,035)	(6,278)

Net cash used in investing activities	(12,045)	(746)

Cash flows from financing activities:
Proceeds from loans and notes payable	101,584	1,753
Cash paid for debt issue costs	(3,167)	—
Payments on capital lease obligation	(150)	(150)
Payments on loans and notes payable	(43,876)	(6,925)
Payments to acquire treasury stock	(15,993)	—
Proceeds from exercise of options to acquire common stock	534	527
Taxes paid related to restricted stock issuance	(11)	—
Excess tax benefit of stock-based compensation	81	88

Net cash provided by/(used in) financing activities	39,002	(4,707)

Net increase in cash and cash equivalents	45,968	3,826
Cash and cash equivalents, beginning of period	100,487	56,717

Cash and cash equivalents, end of period	$146,455	$60,543

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,573	$2,974
Income taxes	16,329	2,397

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We sell our products under the Smith & Wesson® brand, the M&P® brand, the Thompson/Center Arms™ brand, and the Performance Center™ brand.

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

(2) Basis of Presentation:

The consolidated balance sheets as of July 31, 2013, the consolidated statements of income and comprehensive income for the three months ended July 31, 2013 and 2012, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2013, and the consolidated statements of cash flows for the three months ended July 31, 2013 and 2012 have been prepared by us, without audit.

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

In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2013 and for the periods presented, have been included. All significant intercompany transactions have been eliminated. The consolidated balance sheets as of April 30, 2013 have been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on June 25, 2013. The results of operations for the three months ended July 31, 2013 may not be indicative of the results that may be expected for the year ending April 30, 2014, or any other period.

Reclassification

Certain amounts presented in the prior periods’ consolidated statements of income and comprehensive income related to stock compensation expense have been reclassified to conform to the current period’s presentation.

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

For the Three Months Ended July 31, 2013 and 2012

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the three months ended July 31, 2013 and 2012.

(4) Notes Payable and Financing Arrangements:

Credit Facilities — As of July 31, 2013, we had a $60.0 million credit facility, which included a $5.0 million letter of credit line, that provided for availability until December 7, 2014 for working capital needs. The revolving line of credit bore interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our leverage ratio, at our election. As of July 31, 2013, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.5% per annum.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

As security for the credit facility, TD Bank, N.A. and the other lenders (the “Lenders”) thereunder have a first priority lien on all of our personal property and real estate assets.

On August 15, 2013, we completed a new $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The new credit facility replaces our existing $60.0 million credit facility noted above and will provide availability until December 15, 2016. The new credit facility bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the new credit facility will be used for general corporate purposes.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“9.5% Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the three months ended July 31, 2012, we repurchased a total of $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases.

5.875% Senior Notes — During the three months ended July 31, 2013, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the three months ended July 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense relating to the exchange and defeasance of our 9.5% Senior Notes and $795,000 of debt issuance write-off costs related to the exchange and defeasance during the three months ended July 31, 2013.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.

The limitation on indebtedness in the 5.875% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

The credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2013.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

(5) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of Accounting Standards Codification (“ASC”) 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $449,000 of short-term capital lease obligation in accrued expenses and $2.3 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of July 31, 2013 (in thousands):

Capital Lease Obligation
2014	$447
2015	596
2016	596
2017	1,493

Total future minimum lease payments	3,132
Less amounts representing interest	(378)

Present value of minimum lease payments	2,754
Less current maturities of capital lease	(449)

Long-term maturities of capital lease	$2,305

(6) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2013 and April 30, 2013 (in thousands):

	July 31, 2013	April 30, 2013
Finished goods	$15,549	$16,379
Finished parts	36,539	34,795
Work in process	7,237	7,852
Raw material	3,907	3,972

Total inventories	$63,232	$62,998

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

(7) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2013 and April 30, 2013 (in thousands):

	July 31, 2013	April 30, 2013
Accrued rebates and promotions	$4,057	$3,900
Accrued professional fees	2,675	2,882
Accrued employee benefits	2,576	1,953
Accrued workers’ compensation	915	963
Accrued distributor incentives	765	458
Interest payable	715	1,542
Accrued commissions	647	949
Accrued utilities	454	537
Current portion of capital lease obligation	449	442
Accrued other	3,303	2,407

Total accrued expenses	$16,556	$16,033

(8) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the three months ended July 31, 2013 and 2012 was $4.3 million and $3.1 million, respectively.

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

On August 22, 2013, we issued a safety alert related to all M&P ShieldTM products manufactured prior to August 19, 2013. The cost of this alert has been estimated at $370,000, which is included in the accrued warranty balance. On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. On November 11, 2011, we also initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. We estimate the remaining cost of these recalls will be $3.6 million, which is recorded in the accrued warranty balance. Warranty expense for the three months ended July 31, 2013 and 2012 was $842,000 and $828,000, respectively.

The following table sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, for the three months ended July 31, 2013 and 2012 (in thousands):

	July 31, 2013	July 31, 2012
Beginning Balance	$8,423	$6,412
Warranties issued and adjustments to provisions	842	828
Warranty claims	(938)	(962)

Ending Balance	$8,327	$6,278

(10) Self-Insurance Reserves:

As of July 31, 2013 and April 30, 2013, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.8 million and $9.6 million, respectively, of which $5.9 million and $5.7 million, respectively, have been classified as non-current and included in other non-current liabilities. As of July 31, 2013 and April 30, 2013, $2.3 million has

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

been included in accrued expenses, and $1.6 million has been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of July 31, 2013 and April 30, 2013, $380,000 and $332,000, respectively, of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $2.8 million and $3.4 million for the three months ended July 31, 2013 and 2012, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of July 31, 2013 and April 30, 2013, we had accrued reserves for product and municipal litigation liabilities of $4.5 million and $4.4 million, respectively (of which $2.9 million and $2.8 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of July 31, 2013 and April 30, 2013, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

(11) Stockholders’ Equity:

Treasury Stock

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be repurchased. During the three months ended July 31, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $100.0 million authorization replaces the stock repurchase program authorized in fiscal 2013 and is set to expire on or about June 17, 2014. We repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million utilizing cash on hand leaving $84.4 million of our common stock authorized to be purchased in the open market or privately negotiated transactions. Fees and expenses incurred related to the tender offer were $404,000 and were recorded in treasury stock. From August 7, 2013 to September 4, 2013, we repurchased 1,821,756 shares of our common stock for $20.0 million in the open market utilizing cash on hand in accordance with our $100.0 million stock repurchase program leaving $64.4 million of our common stock authorized to be repurchased.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2013	2012
Net income/(loss)
Income from continuing operations	$26,526	$18,870
Loss from discontinued operations, net of tax	(49)	(1,083)

Net income	$26,477	$17,787

Weighted average shares outstanding - Basic	64,235	65,352
Dilutive effect of stock option and award plans	1,387	1,446

Diluted shares outstanding	65,622	66,798

Earnings per share - Basic
Income from continuing operations	$0.41	$0.29
Loss from discontinued operations	$(0.00)	$(0.02)
Net income	$0.41	$0.27
Earnings per share - Diluted (a)
Income from continuing operations	$0.40	$0.28
Loss from discontinued operations	$(0.00)	$(0.02)
Net income	$0.40	$0.27

(a)	Net income per share may not equal earnings per share from continuing plus discontinued operations due to rounding.

For the three months ended July 31, 2013 and 2012, 162,448 and 384,764 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

The number of shares and weighted average exercise prices of (i) options granted under the SOPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the three months ended July 31, 2013 and 2012 are as follows:

	For the Three Months Ended July 31,
	2013		2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,019,127	$5.31	3,988,164	$4.67
Exercised during the period	(111,467)	4.81	(113,336)	4.67
Canceled/forfeited during period	—	—	(65,164)	3.98

Options outstanding, end of period	2,907,660	$5.33	3,809,664	$4.68

Weighted average remaining contractual life	5.90 years		6.48 years

Options exercisable, end of period	2,109,576	$5.30	2,273,813	$4.97

Weighted average remaining contractual life	5.07 years		4.88 years

The aggregate intrinsic value of outstanding options as of July 31, 2013 and 2012 was $19.7 million and $21.9 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of July 31, 2013 and 2012 was $14.5 million and $12.9 million, respectively. The aggregate intrinsic value of the options exercised for the three months ended July 31, 2013 and 2012 was $584,000 and $511,000, respectively. At July 31, 2013, the total unamortized fair value of outstanding options was $1.1 million, which will be recognized over the remaining weighted average vesting period of 0.76 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”). All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). There were no stock options granted during the three months ended July, 31, 2013 and 2012. The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and performance-based RSU (“PSU”) awards was $2.2 million and $898,000, which included $45,000 of stock-based compensation expense related to the loss on the sale of our discontinued operations, for the three months ended July 31, 2013 and 2012, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs with market conditions to our executive officers. We grant PSUs without market conditions to our employees who are not executive officers, including for the successful implementation of our new enterprise resource planning (“ERP”) system. At the time of grant, we calculate the fair value of our market condition PSUs using the Monte-Carlo simulation (using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions and dividend yield variables). There were no PSUs granted during the three months ended July 31, 2013 and 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

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

During the three months ended July 31, 2013, we granted 406,418 service-based RSUs and no PSUs to employees, including 250,000 RSUs to certain of our executive officers and 151,418 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $1.6 million for the three months ended July 31, 2013.

During the three months ended July 31, 2013, we cancelled 2,887 service-based RSUs as a result of the service period condition not being met and delivered 3,019 shares of common stock to current employees under vested RSUs with a total market value of $32,000.

During the three months ended July 31, 2012, we granted 4,500 service-based RSUs and no PSUs to employees and cancelled 11,665 service-based RSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs was $150,000 for the three months ended July 31, 2012. During the three months ended July 31, 2012, we delivered 7,000 shares of common stock to consultants under vested RSUs with a total market value of $44,000.

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2013 and 2012 are as follows:

	For the Three Months Ended July 31,
	2013		2012
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	781,586	$8.42	384,140	$7.91
Awarded	406,418	10.52	4,500	7.18
Vested	(3,019)	9.25	(7,000)	8.12
Forfeited	(2,887)	7.98	(11,665)	7.98

RSUs and PSUs outstanding, end of period	1,182,098	$9.13	369,975	$7.89

As of July 31, 2013, there was $6.4 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

(12) Income Taxes:

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

At July 31, 2013, we had gross tax-affected unrecognized tax benefits of approximately $817,000, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at July 31, 2013 and April 30, 2013 was $295,000 and $270,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in other non-current liabilities as none of these positions are expected to reverse in the next 12 months.

The full value of our unrecognized tax benefits has been classified as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. In fiscal 2014, we expect to incur additional interest on outstanding tax accounts. We do not expect this change to be material. Interest and penalties related to income tax liabilities are included in income tax expense.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

With limited exceptions, we are subject to U.S. federal, state, local, and non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2009.

(13) Commitments and Contingencies:

Litigation

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated FCPA laws. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who were pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss. We cannot predict, however, when the investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

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

We are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek damages on behalf of our company from the individual defendants. Damages sought in each case include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees, and in one case also include declaratory relief and the rescission of certain option awards. A stipulation of settlement in one of our cases has been submitted and is currently pending before the court. We believe that the allegations asserted in the above lawsuits are unfounded.

We are a defendant in ten product liability cases and are aware of approximately eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party and that there should be no recovery against us.

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

For the Three Months Ended July 31, 2013 and 2012

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

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including those regulations monitored by the Occupational Health and Safety Administration (OSHA), National Fire Protection Association (NFPA), and the Department of Public Health (DPH). Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

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

As of July 31, 2013 and 2012, respectively, we had recorded $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used. When the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. The environmental reserve was calculated using undiscounted amounts based on independent environmental remediation reports obtained.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.1 million as of July 31, 2013. We had restricted cash totaling $3.3 million as of July 31, 2013, of which $2.5 million acts as a compensating balance against our line of credit dated December 7, 2010 and $812,000 is related to the environmental remediation required to be performed in accordance with our credit facility with the Lenders. This restricted cash cannot be withdrawn from the accounts in which it is deposited without the consent of the Lenders.

(14) Fair Value Measurements:

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2013 and 2012

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2013 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	July 31, 2013	(Level 1)	April 30, 2013	(Level 1)
Assets:
Cash equivalents (a)	$146,418	$146,418	$100,413	$100,413

Total assets	$146,418	$146,418	$100,413	$100,413

a)	Cash and cash equivalents include operating cash and money market accounts

(15) Recent Accounting Pronouncements:

Recently Issued Accounting Standards

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. Early adoption and retrospective application is permitted. This ASU does not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the 2013 Highlights found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See “Discontinued Operations” below for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

First Quarter Fiscal 2014 Highlights

Net sales for the three months ended July 31, 2013 were $171.0 million, an increase of $35.0 million, or 25.8%, over net sales of $136.0 million for the three months ended July 31, 2012. It should be noted that we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013 resulting in $10.2 million of less Walther firearms net sales in the three months ended July 31, 2013. Excluding Walther, sales increased $45.2 million, or 36.4%, because of the introduction of new products in the last several years, strong consumer demand in the firearm industry in general, and increases in production capacity. In particular, increased production volumes of smaller sized pistols and our M&P branded polymer products and modern sporting rifles combined with increased consumer demand and customer acceptance resulted in higher net sales and gross profit during the current quarter.

Gross profit as a percentage of net sales was 42.6% for the three months ended July 31, 2013 compared with gross profit of 37.7% for the three months ended July 31, 2012 due, in part, to increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, and the improvements in manufacturing fixed-cost absorption from higher volume. That absorption improvement, along with increased manufacturing efficiencies, favorably impacted gross profit percentage, partially offset by increased volume-related spending and inventory reserve adjustments. In addition, late in fiscal 2013, we implemented a new pricing and discount structure that improved both net sales and gross profit.

Income from continuing operations for the three months ended July 31, 2013 was $26.5 million, or $0.40 per fully diluted share, compared with income from continuing operations of $18.9 million, or $0.28 per fully diluted share, for the three months ended July 31, 2012. Income for the current quarter was favorably impacted by increased net sales and improved gross profit margin and negatively impacted by one-time expenses associated with the retirement of our outstanding 9.5% Senior Notes.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Handguns	$106,523	$74,504	$32,019	43.0%
Long Guns	50,885	39,103	11,782	30.1%
Walther	1,592	11,798	(10,206)	-86.5%
Other Products & Services	12,020	10,590	1,430	13.5%

Total Net Sales	$171,020	$135,995	$35,025	25.8%

Net sales for the three-month period ended July 31, 2013 increased 25.8% over the comparable quarter last year as we address continued strong consumer demand with increases in production capacity, particularly for handgun products, which saw a sales increase of $32.0 million over the comparable quarter last year, most noticeably for polymer pistol products. Net sales of our long guns increased $11.8 million over the comparable quarter last year, primarily because of strong demand for our M&P rifles, including our full size, sport, and .22 caliber models. Walther net sales were $10.2 million less than the prior comparable quarter because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Walther net sales for the three months ended July 31, 2013 related to the Walther products we manufacture at our Houlton, Maine facility through an agreement with Carl Walther GmbH that extends through the end of fiscal 2014. In addition, in January 2013, we implemented a new pricing structure that improved net sales.

Net sales into our sporting goods distribution channel, excluding Walther products, were $149.0 million for the three months ended July 31, 2013, an increase of 34.2% over the comparable quarter last year, which was primarily a result of increased handgun and modern sporting rifle sales as a result of increased production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $19.8 million, excluding Walther products, an increase of 57.8% over the comparable quarter last year because of increased shipment of polymer products and long guns to law enforcement as well as increased shipments to Japan.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$98,247	$84,768	$13,479	15.9%
% of net sales	57.4%	62.3%
Gross profit	$72,773	$51,227	$21,546	42.1%
% of net sales	42.6%	37.7%

Gross profit for the three months ended July 31, 2013 increased by 42.1% from the comparable quarter last year, primarily because of increased sales volume and increased production capacity to meet demand. The increased gross profit was also because of improvements in manufacturing fixed-cost absorption resulting from higher sales volume. That absorption increase, along with increased manufacturing efficiencies, favorably impacted gross profit percentage by 4.9 percentage points, or $19.8 million, partially offset by increased volume-related spending of $725,000, or 0.4 percentage points. In addition, for the three months ended July 31, 2012, margins were negatively impacted by 1.1 percentage points as a result of products sold under the now terminated Walther distribution agreement, which generated lower gross margins. In addition, our new pricing and discount structure improved gross profit by 0.6 percentage points or $1.8 million, which was offset by $1.7 million of inventory reserve adjustments that negatively impacted gross profit by 1.0 percentage points.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Research and development	$1,358	$1,172	$186	15.9%
Selling and marketing	7,548	6,838	710	10.4%
General and administrative	15,853	11,921	3,932	33.0%

Total operating expenses	$24,759	$19,931	$4,828	24.2%
% of net sales	14.5%	14.7%

Research and development expenses increased compared with the prior year comparable quarter because of increased salary expense from increased headcount and additional incentive accruals. Selling and marketing expenses increased from the prior year comparable quarter because of $414,000 of additional dealer incentive program costs and $406,000 of increased television show sponsorships and media advertising in the current fiscal quarter. General and administrative costs increased compared with the prior year comparable quarter because of (a) $1.4 million of additional stock-based compensation expense related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and the first quarter of fiscal 2014 and (b) $1.2 million of additional profit sharing and incentive accruals because of improved financial performance. We also experienced $620,000 of additional training costs associated with the preparation of our new ERP system.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating income from continuing operations	$48,014	$31,296	$16,718	53.4%
% of net sales	28.1%	23.0%

The increase in operating income from continuing operations for the three months ended July 31, 2013 compared with the prior year comparable quarter resulted primarily from increased sales volume as we have been able to increase production capacity and the related gross profit, the corresponding impact of improved favorable fixed cost absorption, and partially offset by increased volume-related spending.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Interest expense	$6,673	$1,987	$4,686	235.8%

Interest expense increased during the three months ended July 31, 2013 compared with the comparable quarter last year primarily as a result of the $4.3 million of bond premium and $795,000 of debt issuance write-off costs incurred to retire the outstanding 9.5% Senior Notes which were exchanged for 5.875% Senior Notes during the three months ended July 31, 2013.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Income tax expense	$14,922	$10,807	$4,115	38.1%

Income tax expense increased as a result of the increase in operating profit. The effective tax rate for the three months ended July 31, 2013 and 2012 were 36.0% and 36.5%, respectively. We expect that the effective tax rate will remain stable throughout the rest of the current fiscal year.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended July 31, 2013 and 2012 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change
Income from continuing operations	$26,526	$18,870	$7,656	40.6%
Net income per share from continuing operations
Basic	$0.41	$0.29	$0.12	41.4%
Diluted	$0.40	$0.28	$0.12	42.9%

Income from continuing operations for the three months ended July 31, 2013 increased primarily because of increased sales volumes, corresponding gross profit, as well as our new pricing and discount structure that resulted in increased net sales and gross profit.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the three months ended July 31, 2013 and 2012 (dollars in thousands, except per share data):

	For the Three Months Ended,
	July 31, 2013	July 31, 2012
Net sales from discontinued operations	$—	$6,732
Loss before income taxes	$(52)	$(1,682)
Loss from discontinued operations	$(49)	$(1,083)
Basic - discontinued operations	$0.00	$(0.02)
Diluted - discontinued operations	$0.00	$(0.02)

We completed the disposition of SWSS on July 26, 2012. As a result, there were no net sales from discontinued operations for the three months ended July 31, 2013. The loss before income taxes for the three months ended July 31, 2013 related primarily to legal fees associated with retained liabilities.

During the three months ended July 31, 2012, in addition to the loss from operations, we recognized a loss on sale of disposal group of $798,000, which is included in net income for the three-month period.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the three months ended July 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating activities	$19,011	$9,279	$9,732	104.9%
Investing activities	(12,045)	(746)	(11,299)	-1514.6%
Financing activities	39,002	(4,707)	43,709	928.6%

Total cash flow	$45,968	$3,826	$42,142	-1101.5%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the three months ended July 31, 2013, we generated $19.0 million in cash from operating activities, an increase of $9.7 million from the $9.3 million of cash generated by operating activities in the first three months of fiscal 2013. Cash generated during the three months ended July 31, 2013 was primarily because of an $8.7 million increase in net income, a $1.7 million increase in amortization and depreciation from increased capital spending primarily relating to capacity projects to accommodate strong demand of our products, and $1.3 million increase in stock compensation expense relating to grants to certain of our executive officers during the quarter. Cash provided by operating activities was negatively impacted by $7.5 million of increased accounts receivable, $5.1 million of decreased accrued payroll, and $4.6 million of increased other assets.

Investing Activities

Cash used for investing activities increased by $11.3 million for the three months ended July 31, 2013 compared with the prior comparable quarter in fiscal 2012 as a result of increased capital spending of $5.8 million during the quarter. Also impacting the increase in cash used in investing activities was $5.5 million of proceeds received for the sale of our discontinued operations in the prior comparable quarter. We currently expect to spend approximately $50.0 million on capital expenditures in fiscal 2014, an increase of approximately $8.6 million over the $41.4 million spent in fiscal 2013. Major capital expenditures in fiscal 2014 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash provided by financing activities was $39.0 million for the three months ended July 31, 2013 compared with cash used in financing activities of $4.7 million for the three months ended July 31, 2012. Cash provided by financing activities was primarily the result of $56.4 million of net proceeds related to the issuance of new 5.875% Senior Notes in exchange for 9.5% Senior Notes. We paid $4.3 million of interest relating to this exchange. The cash provided by financing activities was also offset by our completed tender offer under which we purchased 1.4 million shares of our common stock for $16.0 million utilizing cash on hand, as discussed below. We had no short-term bank borrowings at July 31, 2013 or 2012. The usage in the prior year comparable period primarily related to $6.4 million of purchases of our 9.5% Senior Notes. We paid $552,000 of interest relating to these purchases.

During the three months ended July 31, 2013, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the three months ended July 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense relating to the exchange and defeasance of our 9.5% Senior Notes and amortized $795,000 of debt issue costs related to the exchange and defeasance during the three months ended July 31, 2013.

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments, limitations on indebtedness, limitations on the sale of assets, and limitations on liens.

The limitation on indebtedness in the 5.875% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

On August 15, 2013, we completed a new $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The new credit facility replaces our existing $60.0 million credit facility noted above and will provide availability until December 15, 2016. The new credit facility bears interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the new credit facility will be used for general corporate purposes.

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased. During the three months ended July 31, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock, of which up to $75.0 million may be repurchased in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $100.0 million authorization replaces the stock repurchase program authorized in fiscal 2013 and is set to expire on or about June 17, 2014. We repurchased 1,417,233 shares of our common stock pursuant to a tender offer that expired on July 23, 2013 for $15.6 million utilizing cash on hand leaving $84.4 million of our common stock authorized to be purchased in the open market or privately negotiated transactions. Fees and expenses incurred related to the tender offer were $404,000 and were recorded in treasury stock. From August 7, 2013 to September 4, 2013, we repurchased 1,821,756 shares of our common stock for $20.0 million in the open market utilizing cash on hand in accordance with our $100.0 million stock repurchase program leaving $64.4 million of our common stock available to be repurchased.

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

Summary

As of July 31, 2013, we had $146.5 million in cash and cash equivalents on hand, including restricted cash of $3.3 million. During the three months ended July 31, 2013, we repurchased $16.0 million of our common stock through a tender offer utilizing cash on hand. We had a $60.0 million revolving line of credit, which included a $5.0 million letter of credit, with the Lenders, upon which we had no borrowings as of July 31, 2013. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2013. Based upon our current working capital position, current operating plans, the potential repurchase of $100.0 million authorized under our stock repurchase plan, and expected business conditions, we believe that our existing capital resources and credit facilities, including the $100.0 million 5.875% Senior Notes sold during June 2013, will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

Other Matters

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 15 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending July 31, 2013, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of July 31, 2013, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2013, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 13 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended July 31, 2013 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
May 1 to 31, 2013	—	$—	—	$—
June 1 to 30, 2013	—	—	—	—
July 1 to 31, 2013	1,417,233	11.00	1,417,233	84,410

Total	1,417,233	$11.00	1,417,233	$84,410

(1)	During the three months ended July 31, 2013, our board of directors authorized the repurchase of up to $100.0 million of our common stock, of which up to $75.0 million may be repurchased in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. We repurchased 1,417,233 shares of our common stock relating to the tender offer that expired on July 23, 2013 for $15.6 million utilizing cash on hand. The remaining amount authorized for the repurchase of our common stock through June 17, 2014 is $84.4 million. Fees and expenses incurred related to the tender offer were $404,000 and were recorded in treasury stock.

Item 6. Exhibits

4.30	Indenture, dated as of June 17, 2013, among Smith & Wesson Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee(1)

4.30(a)	First Supplemental Indenture, dated as of June 26, 2013, among Smith & Wesson Holding Corporation and the Bank of New York Mellon Trust Company, N.A. as Trustee(2)

10.103	Form of Exchange and Purchase Agreement by and among Smith & Wesson Holding Corporation and the investors party thereto(1)

10.104	Credit Agreement, dated as of August 15, 2013, among Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other Lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(3)

10.105	Revolving Notes and Swingline Note, each dated as of August 15, 2013, between Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, and the Lenders named therein(3)

10.106	Master Letter of Credit Agreement, dated as of August 15, 2013, between TD Bank, N.A. and Smith & Wesson Holding Corporation and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2013, addressed to Smith & Wesson Holding Corporation and its Subsidiaries from T.D. Bank, N.A.(3)

10.107	Smith & Wesson Holding Corporation Executive Severance Pay Plan(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBLR Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(4)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: September 5, 2013	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: September 5, 2013	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

4.30	Indenture, dated as of June 17, 2013, among Smith & Wesson Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee(1)

4.30(a)	First Supplemental Indenture, dated as of June 26, 2013, among Smith & Wesson Holding Corporation and the Bank of New York Mellon Trust Company, N.A. as Trustee(2)

10.103	Form of Exchange and Purchase Agreement by and among Smith & Wesson Holding Corporation and the investors party thereto(1)

10.104	Credit Agreement, dated as of August 15, 2013, among Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other Lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(3)

10.105	Revolving Notes and Swingline Note, each dated as of August 15, 2013, between Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, and the Lenders named therein(3)

10.106	Master Letter of Credit Agreement, dated as of August 15, 2013, between TD Bank, N.A. and Smith & Wesson Holding Corporation and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2013, addressed to Smith & Wesson Holding Corporation and its Subsidiaries from T.D. Bank, N.A.(3)

10.107	Smith & Wesson Holding Corporation Executive Severance Pay Plan(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBLR Taxonomy Extension Presentation Linkbase Document

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(4)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.