Form 10-Q
period 2013-10-31
SMITH & WESSON HOLDING CORP
filed 2013-12-10
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The registrant had 55,958,140 shares of common stock, par value $0.001, outstanding as of December 5, 2013.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Six Months Ended October 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
Signatures	30
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2013	April 30, 2013
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,345 on April 30, 2013	$52,922	$100,487
Accounts receivable, net of allowance for doubtful accounts of $1,166 on October 31, 2013 and $1,128 on April 30, 2013	68,521	46,088
Inventories	76,261	62,998
Prepaid expenses and other current assets	6,660	4,824
Deferred income taxes	12,076	12,076
Income tax receivable	9,192	3,093

Total current assets	225,632	229,566

Property, plant, and equipment, net	103,093	86,382
Intangibles, net	3,631	3,965
Other assets	10,124	7,076

	$342,480	$326,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,822	$31,220
Accrued expenses	15,660	16,033
Accrued payroll	11,509	13,096
Accrued taxes other than income	6,502	5,349
Accrued profit sharing	5,274	9,587
Accrued product/municipal liability	1,494	1,551
Accrued warranty	5,591	5,757
Current portion of notes payable	788	—

Total current liabilities	92,640	82,593

Deferred income taxes	7,863	7,863

Notes payable, net of current portion	100,000	43,559

Other non-current liabilities	10,996	11,675

Total liabilities	211,499	145,690

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 68,244,648 shares issued and 55,930,917 shares outstanding on October 31, 2013 and 67,596,716 shares issued and 64,297,113 shares outstanding on April 30, 2013	68	68
Additional paid-in capital	206,187	199,120
Retained earnings	51,897	8,434
Accumulated other comprehensive income	73	73
Treasury stock, at cost (12,313,731 common shares on October 31, 2013 and 3,299,603 common shares on April 30, 2013)	(127,244)	(26,396)

Total stockholders’ equity	130,981	181,299

	$342,480	$326,989

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	(In thousands, except per share data)
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net sales	$139,294	$136,560	$310,314	$272,555
Cost of sales	81,357	88,092	179,604	172,861

Gross profit	57,937	48,468	130,710	99,694

Operating expenses:
Research and development	1,305	1,268	2,664	2,439
Selling and marketing	7,681	8,077	15,229	14,916
General and administrative	20,177	12,499	36,029	24,417

Total operating expenses	29,163	21,844	53,922	41,772

Operating income from continuing operations	28,774	26,624	76,788	57,922

Other income/(expense):
Other income/(expense), net	36	39	41	39
Interest income	8	335	110	703
Interest expense	(2,046)	(1,344)	(8,719)	(3,331)

Total other income/(expense), net	(2,002)	(970)	(8,568)	(2,589)

Income from continuing operations before income taxes	26,772	25,654	68,220	55,333
Income tax expense	9,627	9,253	24,549	20,061

Income from continuing operations	17,145	16,401	43,671	35,272
Discontinued operations:
Loss from operations of discontinued security solutions division	(222)	(867)	(274)	(2,550)
Income tax benefit	(64)	(5,651)	(66)	(6,249)

Income/(loss) from discontinued operations	(158)	4,784	(208)	3,699

Net income/comprehensive income	$16,987	$21,185	$43,463	$38,971

Net income per share (Note 11):
Basic - continuing operations	$0.29	$0.25	$0.71	$0.54

Basic - net income	$0.28	$0.32	$0.70	$0.59

Diluted - continuing operations	$0.28	$0.24	$0.69	$0.53

Diluted - net income	$0.28	$0.31	$0.68	$0.58

Weighted average number of common shares outstanding (Note 11):
Basic	59,620	65,871	61,931	65,611
Diluted	60,984	67,274	63,751	66,914

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2013

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2013	67,597	$68	$199,120	$8,434	$73	3,300	$(26,396)	$181,299
Exercise of employee stock options	418	—	1,065	—	—	—	—	1,065
Repurchase of treasury stock	—	—	—	—	—	9,014	(100,848)	(100,848)
Stock-based compensation	—	—	4,774	—	—	—	—	4,774
Tax deduction of stock-based compensation in excess of book deductions	—	—	1,395	—	—	—	—	1,395
Shares issued under employee stock purchase plan	84	—	624	—	—	—	—	624
Issuance of common stock under restricted stock unit awards, net of shares surrendered	146	—	(791)	—	—	—	—	(791)
Net income	—	—	—	43,463	—	—	—	43,463

Balance at October 31, 2013	68,245	$68	$206,187	$51,897	$73	12,314	$(127,244)	$130,981

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended:
	October 31, 2013	October 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$43,463	$38,971
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	11,152	8,074
Loss on sale of discontinued operations, including $45 of stock-based compensation expense	—	798
Loss on sale/disposition of assets	77	292
Provisions for losses on accounts receivable	33	380
Change in disposal group assets and liabilities	—	(1,232)
Stock-based compensation expense	4,774	1,906
Changes in operating assets and liabilities:
Accounts receivable	(22,466)	(6,541)
Inventories	(13,263)	(10,039)
Prepaid expenses and other current assets	(1,836)	(1,213)
Income tax receivable/payable	(6,099)	(9,062)
Accounts payable	14,602	(3,964)
Accrued payroll	(1,587)	(591)
Accrued taxes other than income	1,153	497
Accrued profit sharing	(4,313)	(3,286)
Accrued other expenses	(373)	(1,175)
Accrued product/municipal liability	(57)	(32)
Accrued warranty	(166)	(302)
Other assets	(781)	(39)
Other non-current liabilities	(330)	329

Net cash provided by operating activities	23,983	13,771

Cash flows from investing activities:
Proceeds from sale of business	—	7,500
Receipts from note receivable	38	36
Payments to acquire patents and software	(81)	(22)
Proceeds from sale of property and equipment	15	13
Payments to acquire property and equipment	(26,075)	(15,836)

Net cash used in investing activities	(26,103)	(8,309)

Cash flows from financing activities:
Proceeds from loans and notes payable	101,583	1,753
Cash paid for debt issue costs	(3,770)	—
Payments on capital lease obligation	(349)	(300)
Payments on loans and notes payable	(44,354)	(7,405)
Payments to acquire treasury stock	(100,848)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,689	4,084
Taxes paid related to restricted stock issuance	(791)	—
Excess tax benefit of stock-based compensation	1,395	984

Net cash used in financing activities	(45,445)	(884)

Net increase in cash and cash equivalents	(47,565)	4,578
Cash and cash equivalents, beginning of period	100,487	56,717

Cash and cash equivalents, end of period	$52,922	$61,295

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,600	$3,013
Income taxes	29,157	22,204

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

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

(2) Basis of Presentation:

The consolidated balance sheets as of October 31, 2013, the consolidated statements of income and comprehensive income for the six months ended October 31, 2013 and 2012, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2013, and the consolidated statements of cash flows for the six months ended October 31, 2013 and 2012 have been prepared by us, without audit.

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

In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2013 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheets as of April 30, 2013 have been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on June 25, 2013. The results of operations for the six months ended October 31, 2013 may not be indicative of the results that may be expected for the year ending April 30, 2014, or any other period.

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

For the Six Months Ended October 31, 2013 and 2012

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the six months ended October 31, 2013 and 2012.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

(4) Notes Payable and Financing Arrangements:

Credit Facilities — As of October 31, 2013, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and matures on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of October 31, 2013, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.75% per annum, if we had selected the prime rate option.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“9.5% Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the six months ended October 31, 2012, we repurchased a total of $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. The remaining notes were retired during the six months ended October 31, 2013, as described below.

5.875% Senior Notes — During the six months ended October 31, 2013, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the six months ended October 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense and $795,000 of debt issuance write-off costs relating to the exchange and defeasance of our 9.5% Senior Notes during the six months ended October 31, 2013.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we are allowed to purchase an additional $85.0 million of shares in fiscal 2014, which was put in place to cover our $75.0 million tender offer and the period prior to the publication of our July 31, 2013 financial statements.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

The revolving credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2013.

(5) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of Accounting Standards Codification (“ASC”) 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $455,000 of short-term capital lease obligations in accrued expenses and $2.2 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of October 31, 2013 and for the fiscal years ending April 30 (in thousands):

Capital Lease Obligation
2014	$298
2015	596
2016	596
2017	1,493

Total future minimum lease payments	2,983
Less amounts representing interest	(339)

Present value of minimum lease payments	2,644
Less current maturities of capital lease	(455)

Long-term maturities of capital lease	$2,189

(6) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2013 and April 30, 2013 (in thousands):

	October 31, 2013	April 30, 2013
Finished goods	$21,027	$16,379
Finished parts	41,932	34,795
Work in process	7,762	7,852
Raw material	5,540	3,972

Total inventories	$76,261	$62,998

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

(7) Accrued Expenses:

The following table sets forth other accrued expenses as of October 31, 2013 and April 30, 2013 (in thousands):

	October 31, 2013	April 30, 2013
Accrued rebates and promotions	$3,056	$3,900
Accrued employee benefits	2,214	1,953
Interest payable	2,213	1,542
Accrued professional fees	2,158	2,882
Unrecognized tax benefits	1,053	—
Accrued workers’ compensation	960	963
Accrued distributor incentives	939	458
Accrued commissions	716	949
Current portion of capital lease obligation	455	442
Accrued severance	258	—
Accrued utilities	198	537
Accrued other	1,440	2,407

Total accrued expenses	$15,660	$16,033

(8) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the three months ended October 31, 2013 and 2012 was $4.1 million and $4.0 million, respectively. For the six months ended October 31, 2013 and 2012, advertising expense for continuing operations was $8.4 million and $7.1 million, respectively.

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

On August 22, 2013, we issued a safety alert related to all M&P ShieldTM products manufactured prior to August 19, 2013. The cost of this alert was estimated at $370,000, which is included in the accrued warranty balance. On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. On November 11, 2011, we also initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. We estimate the remaining cost of these recalls and safety alert will be $3.4 million, which is recorded in the accrued warranty balance. Warranty expense for the six months ended October 31, 2013 and 2012 was $908,000 and $1.6 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

The following table sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, for the six months ended October 31, 2013 and 2012 (in thousands):

	October 31, 2013	October 31, 2012
Beginning Balance	$8,423	$6,412
Warranties issued and adjustments to provisions	908	1,599
Warranty claims	(1,847)	(1,898)

Ending Balance	$7,484	$6,113

(10) Self-Insurance Reserves:

As of October 31, 2013 and April 30, 2013, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $10.0 million and $9.6 million, respectively, of which $6.1 million and $5.7 million, respectively, have been classified as non-current and included in other non-current liabilities. As of October 31, 2013 and April 30, 2013, $2.4 million and $2.3 million, respectively, has been included in accrued expenses, and $1.5 million and $1.6 million, respectively, has been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of October 31, 2013 and April 30, 2013, $380,000 and $332,000, respectively, of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $2.8 million for the three months ended October 31, 2013 and 2012, respectively. Amounts charged to expense were $5.6 million and $6.2 million for the six months ended October 31, 2013 and 2012, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of October 31, 2013 and April 30, 2013, we had accrued reserves for product and municipal litigation liabilities of $4.5 million and $4.4 million, respectively (of which $3.0 million and $2.8 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of October 31, 2013 and April 30, 2013, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

(11) Stockholders’ Equity:

Treasury Stock

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million, utilizing cash on hand, leaving $15.0 million of our common stock authorized to be repurchased. During the six months ended October 31, 2013, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaced the stock repurchase program authorized in fiscal 2013 and is set to expire on or about June 17, 2014. During the six months ended October 31, 2013, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 7,596,895 shares of our common stock in the open market for $84.4 million, utilizing cash on hand, leaving $15.0 million of our common stock authorized to be purchased in the open market or privately negotiated transactions. Fees and expenses incurred related to the tender offer and open market purchases were $848,000 and were recorded in treasury stock.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the six months ended October 31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012
Net income/(loss)
Income from continuing operations	$17,145	$16,401	$43,671	$35,272
Income/(loss) from discontinued operations, net of tax	(158)	4,784	(208)	3,699

Net income	$16,987	$21,185	$43,463	$38,971

Weighted average shares outstanding - Basic	59,620	65,871	61,931	65,611
Dilutive effect of stock option and award plans	1,364	1,403	1,820	1,303

Diluted shares outstanding	60,984	67,274	63,751	66,914

Earnings per share - Basic (a)
Income from continuing operations	$0.29	$0.25	$0.71	$0.54
Income/(loss) from discontinued operations	$(0.00)	$0.07	$(0.00)	$0.06
Net income	$0.28	$0.32	$0.70	$0.59
Earnings per share - Diluted (a)
Income from continuing operations	$0.28	$0.24	$0.69	$0.53
Income/(loss) from discontinued operations	$(0.00)	$0.07	$(0.00)	$0.06
Net income	$0.28	$0.31	$0.68	$0.58

(a)	Net income per share may not equal earnings per share from continuing plus discontinued operations due to rounding.

For the three months ended October 31, 2013 and 2012, 88,839 and 163,542 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the six months ended October 31, 2013 and 2012, 124,930 and 229,639 shares of common stock, respectively, issuable upon exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Stock Option and Employee Stock Purchase Plans

We have two Stock Plans (“SPs”): the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan.

The 2013 Incentive Stock Plan authorizes the issuance of 3,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2004 Incentive Stock Plan as of September 23, 2013, the effective date of the 2013 Incentive Stock Plan. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the SPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SPs are exercisable at a price determined by our board or committee at the time of grant, but, in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SPs are nontransferable and subject to forfeiture.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

Unless terminated earlier by our board of directors, the 2013 Stock Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of the 2013 Stock Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award.

Except in specific circumstances, awards vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made at an exercise price of $1.47 per share in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer retired on September 26, 2011 but continues his service as a member of our board of directors and was appointed co-vice chairman of the board. As of October 31, 2013, there were 100,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SPs for the six months ended October 31, 2013 and 2012 are as follows:

	For the Six Months Ended October 31,
	2013		2012
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,019,127	$5.31	3,988,164	$4.67
Granted during year	—	—	3,500	11.02
Exercised during the period	(418,466)	2.55	(834,508)	4.10
Canceled/forfeited during period	(28,000)	5.59	(105,496)	3.91

Options outstanding, end of period	2,572,661	$5.76	3,051,660	$4.86

Weighted average remaining contractual life	6.22 years		6.64 years

Options exercisable, end of period	2,013,974	$5.79	1,890,540	$5.10

Weighted average remaining contractual life	5.73 years		5.34 years

The aggregate intrinsic value of outstanding options as of October 31, 2013 and 2012 was $14.0 million and $15.8 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of October 31, 2013 and 2012 was $11.1 million and $9.8 million, respectively. The aggregate intrinsic value of the options exercised for the six months ended October 31, 2013 and 2012 was $3.9 million and $5.1 million, respectively. At October 31, 2013, the total unamortized fair value of outstanding options was $757,000, which is expected to be recognized over the remaining weighted average vesting period of 0.78 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”). All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2013 and 2012, 84,081 and 92,476 shares were purchased under our ESPP, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

The following assumptions were used in valuing our options and ESPP purchases during the six-month periods ended October 31, 2013 and 2012:

	For the Six Months Ended October 31,
	2013	2012
Stock option grants:
Risk-free interest rate	—	0.31%
Expected term	—	5.84 - 7.84 years
Expected volatility	—	70.0%
Dividend yield	—	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.40%	0.14%
Expected term	6 - 12 months	6 months
Expected volatility	35.2%	63.7%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). There were no stock options granted during the six months ended October, 31, 2013, and 3,500 stock options were granted during the six months ended October 31, 2012. The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSUs and performance-based RSUs (“PSUs”), was $4.8 million and $2.0 million, which included $45,000 of stock-based compensation expense related to the loss on the sale of our discontinued operations, for the six months ended October 31, 2013 and 2012, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock but does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three years with one-third of the awards vesting on each anniversary date of the grant date. The aggregate fair value of our RSU grants is being amortized to compensation expense over the vesting period.

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

During the six months ended October 31, 2013, we granted 450,656 service-based RSUs, including 250,000 RSUs to certain of our executive officers, 42,238 RSUs to our directors, and 153,418 RSUs to non-executive officer employees. In addition, we granted and vested 30,000 market-condition PSUs to an officer and former officer in connection with a 2010 award that achieved the maximum aggregate award. Compensation expense recognized related to grants of RSUs and PSUs was $3.7 million for the six months ended October 31, 2013.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

During the six months ended October 31, 2013, we cancelled 12,518 service-based RSUs as a result of the service period condition not being met and delivered 210,230 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $2.4 million.

During the six months ended October 31, 2012, we granted 55,250 service-based RSUs and 34,800 PSUs without market-conditions to employees and cancelled 12,331 service-based RSUs and 35,000 market-condition PSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs was $643,000 for the six months ended October 31, 2012. During the six months ended October 31, 2012, we delivered 7,667 shares of common stock to consultants and a former employee under vested RSUs with a total market value of $51,000.

A summary of activity in unvested RSUs and PSUs for the six months ended October 31, 2013 and 2012 are as follows:

	For the Six Months Ended October 31,
	2013		2012
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	781,586	$8.42	384,140	$7.91
Awarded	480,656	10.30	90,050	9.67
Vested	(210,230)	8.18	(7,667)	8.11
Forfeited	(12,518)	8.61	(47,331)	5.84

RSUs and PSUs outstanding, end of period	1,039,494	$9.23	419,192	$8.06

As of October 31, 2013, there was $5.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.3 years.

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

At October 31, 2013, we had gross tax-affected unrecognized tax benefits of approximately $812,000, all of which, if recognized, would favorably impact our effective tax rate. Included in the unrecognized tax benefits at October 31, 2013 and April 30, 2013 was $321,000 and $270,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in current liabilities as these positions are expected to reverse in the next 12 months.

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

For the Six Months Ended October 31, 2013 and 2012

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

We are involved in two purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuits are based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek damages on behalf of our company from the individual defendants. Damages sought in each case include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees, and in one case also include declaratory relief and the rescission of certain option awards. A stipulation of settlement in one of our cases has been submitted and has been preliminarily approved by the court. We believe that the allegations asserted in the above lawsuits are unfounded.

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

For the Six Months Ended October 31, 2013 and 2012

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

As of October 31, 2013 and April 30, 2012, respectively, we had recorded $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

For the Six Months Ended October 31, 2013 and 2012

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

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.1 million and no restricted cash as of October 31, 2013.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2013 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	October 31, 2013	(Level 1)	April 30, 2013	(Level 1)
Assets:
Cash equivalents (a)	$52,901	$52,901	$100,413	$100,413

Total assets	$52,901	$52,901	$100,413	$100,413

a)	Cash and cash equivalents include operating cash and money market accounts.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Ended October 31, 2013 and 2012

(15) Recent Accounting Pronouncements:

Recently Issued Accounting Standards

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. Early adoption and retrospective application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Second Quarter Fiscal 2014 Highlights

Net sales for the three months ended October 31, 2013 were $139.3 million, an increase of $2.7 million, or 2.0%, over net sales of $136.6 million for the three months ended October 31, 2012. It should be noted that we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013, resulting in $9.0 million of less Walther firearm net sales in the three months ended October 31, 2013. Excluding Walther, sales increased $11.7 million, or 9.2%, because of the introduction of new products in the last several years, strong consumer demand in the firearm industry in general, increases in production capacity, and strategic change in our production mix. In particular, handgun sales increased 27.4% during the current quarter because of increased production volumes of our M&P branded polymer products and smaller sized pistols. Net sales were also favorably impacted by increased consumer demand and customer acceptance resulted in higher net sales and gross profit during the current quarter. The increase in sales was offset by reduced sales of our rimfire M&P rifle, constrained bolt action rifle sales as we service the Thompson/Center Arms bolt action rifle recall we announced in June 2013, and production losses and inefficiencies from the conversion to our new Enterprise Resources Planning (“ERP”) system.

Gross profit as a percentage of net sales was 41.6% for the three months ended October 31, 2013 compared with gross profit of 35.5% for the three months ended October 31, 2012 due to increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, and the improvements in manufacturing fixed-cost absorption from higher volume.

Income from continuing operations for the three months ended October 31, 2013 was $17.1 million, or $0.28 per fully diluted share, compared with income from continuing operations of $16.4 million, or $0.24 per fully diluted share, for the three months ended October 31, 2012.

Net sales for the six months ended October 31, 2013 were $310.3 million, an increase of $37.8 million, or 13.9%, over net sales of $272.6 million for the six months ended October 31, 2012. Excluding Walther, sales increased $56.9 million, or 22.7%, because of the introduction of new products in the last several years, strong consumer demand, and increases in production capacity as noted above.

Gross profit as a percentage of net sales was 42.1% for the six months ended October 31, 2013 compared with gross profit of 36.6% for the six months ended October 31, 2012 due, in part, to increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, and the improvements in manufacturing fixed-cost absorption from higher volume as noted above.

Income from continuing operations for the six months ended October 31, 2013 was $43.7 million, or $0.69 per fully diluted share, compared with income from continuing operations of $35.3 million, or $0.53 per fully diluted share, for the six months ended October 31, 2012. Income for the current period was favorably impacted by increased net sales and improved gross profit margin and negatively impacted by additional general and administration expenses noted above and one-time expenses associated with the retirement of our outstanding 9.5% Senior Notes.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Handguns	$91,479	$71,814	$19,665	27.4%
Long Guns	37,914	42,204	(4,290)	-10.2%
Walther	734	9,687	(8,953)	-92.4%
Other Products & Services	9,167	12,855	(3,688)	-28.7%

Total Net Sales	$139,294	$136,560	$2,734	2.0%

Net sales for the three-month period ended October 31, 2013 increased 2.0% over the comparable quarter last year. The current quarter net sales was negatively impacted by production and sales losses and inefficiencies from the conversion to our new ERP system. Despite those ERP issues, handgun product sales increased $19.7 million, or 27.4%, over the comparable quarter last year, most noticeably for M&P branded polymer pistol products as we were able to address ongoing consumer demand with increases in production capacity. Net sales of our long guns decreased $4.3 million from the comparable quarter last year, primarily because of constrained bolt action rifle sales as we service the Thompson/Center Arms bolt action rifle recall and reduced sales of our rimfire M&P rifle caused by ammunition constraints. Those lower rifle sales were offset by increased sales of our full size M&P rifles, including an M&P rifle newly introduced in 2013. In addition, in January 2013, we implemented a new pricing structure that reduced discounts and improved net sales. Walther net sales were $9.0 million less than the prior comparable quarter because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Walther net sales for the three months ended October 31, 2013 related to the Walther products we manufacture at our Houlton, Maine facility through an agreement with Carl Walther GmbH that extends through the end of fiscal 2014. Other products and services decreased by 28.7% over the comparable period last year primarily from a reduction in hunting accessory sales.

Net sales into our sporting goods distribution channel, excluding Walther products, were $123.3 million for the three months ended October 31, 2013, an increase of 11.1% over the comparable quarter last year, which was primarily a result of increased handgun sales because of increased production capacity to satisfy demand. Net sales into our professional channels, which exclude Walther products and include federal, international, and law enforcement sales, were $14.3 million, a decrease of 6.1% over the comparable quarter last year because of decreased international shipments.

The following table sets forth certain information relating to net sales for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Handguns	$198,000	$147,035	$50,965	34.7%
Long Guns	88,801	81,308	7,493	9.2%
Walther	2,326	21,485	(19,159)	-89.2%
Other Products & Services	21,187	22,727	(1,540)	-6.8%

Total Net Sales	$310,314	$272,555	$37,759	13.9%

Net sales for the six-month period ended October 31, 2013 increased 13.9% over the comparable period last year primarily because of the strength of orders for the handgun products for the reasons noted above. Long gun net sales were negatively impacted because of constrained bolt action rifle sales as we service the Thompson/Center Arms bolt action rifle recall. Excluding these constraints, long gun net sales increased primarily because of increased consumer demand for our M&P rifles for the reasons mentioned above. Walther net sales decreased because we ended our distributor agreement with Walther, as noted above. Other products and services decreased by 6.8% from the comparable period last year because of a reduction in hunting accessory sales. In addition, we implemented a new pricing structure that reduced discounts and improved net sales, which was offset by sales and production losses and inefficiencies from the conversion to our new ERP system.

Net sales in our sporting goods distribution channel, excluding Walther products, were $273.1 million for the six months ended October 31, 2013, an increase of 23.0% over the comparable period last year, which was primarily a result of increased polymer pistol and U.S. M&P rifle sales. Net sales into our professional channels, excluding Walther products, were $33.4 million, an increase of 19.9% from the comparable period last year because of increased shipments of polymer products and long guns to law enforcement agencies, particularly the Los Angeles Sheriff’s Department.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$81,357	$88,092	$(6,735)	-7.6%
% of net sales	58.4%	64.5%
Gross profit	$57,937	$48,468	$9,469	19.5%
% of net sales	41.6%	35.5%

Gross profit for the three months ended October 31, 2013 increased by 19.5% over the comparable quarter last year, primarily because of favorable product mix, increased sales volume, increased production capacity to meet demand, and corresponding improvements in manufacturing fixed-cost absorption from the higher sales volume. That absorption increase and favorable mix, along with increased manufacturing efficiencies, favorably impacted gross profit percentage by 5.0 percentage points, or $7.8 million. In addition, we experienced favorable promotional spending of $1.6 million, or 1.2 percentage points, and our new pricing and discount structure improved gross profit by 0.6 percentage points, or $1.3 million. We also experienced favorable manufacturing spending variances that resulted in the remaining gross profit increase, offset by increased volume-related spending of $2.0 million, or 1.4 percentage points. Finally, as a result of selling less Walther products in the current quarter due to the terminated Walther distributor agreement, margins were favorably impacted by 1.3 percentage points because the Walther products sold in the quarter ended October 31, 2012 had lower gross margin percentage than our other products.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Cost of sales	$179,604	$172,861	$6,743	3.9%
% of net sales	57.9%	63.4%
Gross profit	$130,710	$99,694	$31,016	31.1%
% of net sales	42.1%	36.6%

Gross profit for the six months ended October 31, 2013 increased 31.1% from the comparable period last year, primarily as a result of the favorable product mix, increase in sales volume, and fixed-cost absorption as noted above. That absorption increase and favorable mix, along with increased manufacturing efficiencies, favorably impacted gross profit percentage by 5.1 percentage points, or $27.6 million. We also experienced favorable promotional spending of $2.5 million, or 0.8 percentage points, and our new pricing and discount structure also improved gross profit by 0.6 percentage points, or $3.0 million, partially offset by increased volume-related spending of $3.1 million, or 1.0 percentage points. Gross margins were also positively impacted in the current period by 1.4 percentage points due to the termination of the Walther distributor agreement, as noted above.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Research and development	$1,305	$1,268	$37	2.9%
Selling and marketing	7,681	8,077	(396)	-4.9%
General and administrative	20,177	12,499	7,678	61.4%

Total operating expenses	$29,163	$21,844	$7,319	33.5%
% of net sales	20.9%	16.0%

Research and development expenses were flat compared with the prior year comparable quarter. Selling and marketing expenses decreased from the prior year comparable quarter primarily because of $500,000 of reduced third-party commissions. General and administrative costs increased compared with the prior year comparable quarter because of $4.3 of additional professional fees, primarily associated with the consulting support and employee training for our new ERP system, $1.5 million of additional stock-based compensation expense related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and the first quarter of fiscal 2014, $1.6 million of additional salary expense from additional headcount to service our production demand and management incentive accruals, and $453,000 of additional depreciation expense.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Research and development	$2,664	$2,439	$225	9.2%
Selling and marketing	15,229	14,916	313	2.1%
General and administrative	36,029	24,417	11,612	47.6%

Total operating expenses	$53,922	$41,772	$12,150	29.1%
% of net sales	17.4%	15.3%

Research and development and expenses increased compared with the prior year comparable period as a result of increased salary and benefit expense and depreciation expense. Selling and marketing expenses were relatively flat compared with the prior year comparable period; however, we incurred $405,000 of additional salaries and benefit expense and $1.2 million of additional advertising expense, offset by $812,000 of reduced third party commissions and $242,000 of reduced consulting expense. General and administrative costs increased compared with the prior year comparable quarter as a result of $4.6 million of additional professional fees primarily associated with the support and employee training of our new ERP system, $2.8 million of additional stock-based compensation expense related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and the first quarter of fiscal 2014, $2.3 million of additional salary expense from additional headcount to service our production demand and management incentive accruals, $585,000 of additional depreciation expense, and $495,000 of increased profit sharing expense as a result of increased eligible compensation.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating income from continuing operations	$28,774	$26,624	$2,150	8.1%
% of net sales	20.7%	19.5%

The increase in operating income from continuing operations for the three months ended October 31, 2013 compared with the prior year comparable quarter resulted primarily from increased sales volume as we have been able to increase production capacity and the related gross profit, the corresponding impact of improved favorable fixed cost absorption, offset by increased general and administrative costs related to the support and employee training for our new ERP system, additional stock-based compensation expense primarily from RSUs and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014, salary and benefit accruals, and additional depreciation expense from increased capital expenditures.

The following table sets forth certain information regarding operating income from continuing operations for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating income from continuing operations	$76,788	$57,922	$18,866	32.6%
% of net sales	24.7%	21.3%

The increase in operating income from continuing operations for the six months ended October 31, 2013 compared with the prior year comparable period resulted primarily from the same factors mentioned above.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Interest expense	$2,046	$1,344	$702	52.2%

Interest expense increased for the three months ended October 31, 2013, primarily as a result of servicing our $100.0 million 5.875% Senior Notes compared with our exchanged $43.6 million 9.5% Senior Notes in the comparable quarter last year.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Interest expense	$8,719	$3,331	$5,388	161.8%

Interest expense for the six months ended October 31, 2013 increased from the six months ended October 31, 2012, primarily as a result of the $4.3 million of bond premium and $795,000 of debt issuance write-off costs incurred to retire the outstanding 9.5% Senior Notes, which were exchanged for 5.875% Senior Notes during the six months ended October 31, 2013, and increased debt.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Income tax expense	$9,627	$9,253	$374	4.0%

Income tax expense increased as a result of the increase in operating profit.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2012 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Income tax expense	$24,549	$20,061	$4,488	22.4%

Income tax expense increased as a result of the increase in operating profit noted above. The effective tax rates for the six months ended October 31, 2013 and 2012 were 36.0% and 36.1%, respectively. We expect that the effective tax rate will remain stable throughout the rest of the current fiscal year.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended October 31, 2013 and 2012 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change
Income from continuing operations	$17,145	$16,401	$744	4.5%
Net income per share from continuing operations
Basic	$0.29	$0.25	$0.04	16.0%
Diluted	$0.28	$0.24	$0.04	16.7%

Income from continuing operations for the three months ended October 31, 2013 increased primarily because of increased sales volumes, corresponding gross profit, as well as our new pricing and discount structure that resulted in increased net sales and gross profit. In addition to the impact of increased profitability, net income per share also increased as a result of the tender offer completed in July 2013 and the open market purchases of our common stock that occurred in December 2012 and August through September 2013 totaling $120.0 million at an average price of $10.79 per share or 11.1 million shares.

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the six months ended October 31, 2012 and 2011 (dollars in thousands, except per share data):

	2013	2012	$ Change	% Change
Income from continuing operations	$43,671	$35,272	$8,399	23.8%
Net income per share from continuing operations
Basic	$0.71	$0.54	$0.17	31.5%
Diluted	$0.69	$0.53	$0.16	30.2%

The increase of income from continuing operations for the six months ended October 31, 2012 was favorably impacted by the same items noted above during the three-month period.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the three and six months ended October 31, 2013 and 2012 (dollars in thousands, except per share data):

	For the Three Months Ended October 31,			For the Six Months Ended October 31,
	2013	2012	$ Change	2013	2012	$ Change
Net sales from discontinued operations	$—	$—	$—	$—	$6,732	$(6,732)
Loss before income taxes	$(222)	$(867)	$645	$(274)	$(2,550)	$2,276
Income tax benefit	$(64)	$(5,651)	$5,587	$(66)	$(6,249)	$6,183
Income/(loss) from discontinued operations	$(158)	$4,784	$(4,942)	$(208)	$3,699	$(3,907)
Basic - discontinued operations	$0.00	$0.07	$(0.07)	$0.00	$0.06	$(0.06)
Diluted - discontinued operations	$0.00	$0.07	$(0.07)	$0.00	$0.06	$(0.06)

We completed the disposition of SWSS on July 26, 2012. As a result, there were no net sales from discontinued operations for the three and six months ended October 31, 2013. The loss before income taxes for the three and six months ended October 31, 2013 related primarily to legal fees associated with retained liabilities.

During the six months ended October 31, 2012, in addition to the loss from operations, we recognized a loss on sale of disposal group of $798,000, which is included in net income for the six-month period. Net income for the three and six months ended October 31, 2013 primarily relate to a potential $5.4 million worthless stock deduction related to SWSS stock recognized during the period.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the six months ended October 31, 2013 and 2012 (dollars in thousands):

	2013	2012	$ Change	% Change
Operating activities	$23,983	$13,771	$10,212	74.2%
Investing activities	(26,103)	(8,309)	(17,794)	-214.2%
Financing activities	(45,445)	(884)	(44,561)	-5040.8%

Total cash flow	$(47,565)	$4,578	$(52,143)	1139.0%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the six months ended October 31, 2013, we generated $24.0 million in cash from operating activities, an increase of $10.2 million from the $13.8 million of cash generated by operating activities in the first six months of fiscal 2013. Cash generated during the six months ended October 31, 2013 was primarily because of an $4.5 million increase in net income, an $18.6 million increase in accounts payable due to timing of inventory shipments and increased capital expenditures, a $3.1 million increase in amortization and depreciation from increased capital spending primarily relating to capacity projects to accommodate strong demand of our products, and a $2.9 million increase in stock compensation expense relating to awards issued to our employees at the end of fiscal 2013 and beginning of fiscal 2014. Cash provided by operating activities was negatively impacted by $15.9 million of increased accounts receivable from increased net sales volume and timing of customer shipments and $3.2 million of increased inventory levels because of increased parts purchased to accommodate customer demand for our polymer pistol products.

Investing Activities

Cash used for investing activities increased by $17.8 million for the six months ended October 31, 2013 compared with the prior comparable quarter in fiscal 2013 as a result of increased capital spending of $10.2 million during the quarter. Also impacting the increase in cash used in investing activities was $7.5 million of proceeds received for the sale of our discontinued operations in the prior comparable quarter. We currently expect to spend approximately $60.0 million on capital expenditures in fiscal 2014, an increase of approximately $18.6 million over the $41.4 million spent in fiscal 2013. Major capital expenditures in fiscal 2014 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash used in financing activities was $45.4 million for the six months ended October 31, 2013 compared with cash used in financing activities of $884,000 for the six months ended October 31, 2012. Cash used in financing activities was primarily a result of our completed tender offer under which we purchased 1.4 million shares of our common stock for $16.0 million and open market purchases of 7.6 million shares of our common stock for $84.8 million, utilizing cash on hand as discussed below. The cash used in financing activities was offset by $56.4 million of net proceeds related to the issuance of new 5.875% Senior Notes in exchange for 9.5% Senior Notes. We paid $4.3 million of interest and $3.8 million of debt issuance costs relating to this exchange. We had no short-term bank borrowings at October 31, 2013 or 2012. The usage in the prior year comparable period primarily related to $6.4 million of purchases of our 9.5% Senior Notes. We paid $552,000 of interest relating to these purchases.

During the six months ended October 31, 2013, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the six months ended October 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense relating to the exchange and defeasance of our 9.5% Senior Notes and amortized $795,000 of debt issue costs related to the exchange and defeasance during the six months ended October 31, 2013.

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we are allowed to purchase an additional $85.0 million of shares in fiscal 2014, which was put in place to cover our $75.0 million tender offer and the period prior to the publication of our July 31, 2013 financial statements.

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

As of October 31, 2013, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and will mature on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the new credit facility will be used for general corporate purposes.

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million, utilizing cash on hand leaving $15.0 million of our common stock authorized to be repurchased. During the six months ended October 31, 2013, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaces the stock repurchase program authorized in fiscal 2013 and is set to expire on or about June 17, 2014. During the six months ended

October 31, 2013, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 7,596,895 shares of our common stock in the open market for $84.4 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased in the open market or privately negotiated transactions. Fees and expenses incurred related to the tender offer and open market purchases were $848,000 and were recorded in treasury stock.

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

Summary

As of October 31, 2013, we had $52.9 million in cash and cash equivalents on hand. During the six months ended October 31, 2013, we repurchased $16.0 million of our common stock through a tender offer and $84.8 million of our common stock in the open market utilizing cash on hand. We had a $75.0 million revolving line of credit with the Lenders, upon which we had no borrowings as of October 31, 2013. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2013. Based upon our current working capital position, current operating plans, the potential repurchase of $15.0 million authorized under our stock repurchase plan, and expected business conditions, we believe that our existing capital resources and credit facilities, including the $100.0 million 5.875% Senior Notes sold during June 2013, will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ending October 31, 2013, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of October 31, 2013, we had no forward contracts outstanding.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2013, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended October 31, 2013 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
August 1 to 31, 2013	668,224	$10.99	668,224	$92,069
September 1 to 30, 2013	6,730,977	11.14	6,730,977	17,234
October 1 to 31, 2013	197,694	11.32	197,694	15,000

Total	7,596,895	$11.00	7,596,895	$15,000

(1)	During the six months ended October 31, 2013, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million may be repurchased in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. We repurchased 1,417,233 shares of our common stock relating to the tender offer that expired on July 23, 2013 for $15.6 and 7,596,895 shares of our common stock in the open market for $84.4 million, utilizing cash on hand. The remaining amount authorized for the repurchase of our common stock through June 17, 2014 is $15.0 million. Fees and expenses incurred related to the tender offer and open market purchases were $848,000 and were recorded in treasury stock.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: December 10, 2013	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: December 10, 2013	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document