Form 10-Q
period 2014-01-31
SMITH & WESSON HOLDING CORP
filed 2014-03-04
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The registrant had 54,947,895 shares of common stock, par value $0.001, outstanding as of February 28, 2014.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Nine Months Ended January 31, 2014

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2014 and thereafter; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2013, filed with the Securities and Exchange Commission, or the SEC, on June 25, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2014	April 30, 2013
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,345 on April 30, 2013	$45,288	$100,487
Accounts receivable, net of allowance for doubtful accounts of $1,269 on January 31, 2014 and $1,128 on April 30, 2013	52,662	46,088
Inventories	86,807	62,998
Prepaid expenses and other current assets	6,693	4,824
Deferred income taxes	12,076	12,076
Income tax receivable	8,669	3,093

Total current assets	212,195	229,566

Property, plant, and equipment, net	108,740	86,382
Intangibles, net	3,511	3,965
Other assets	21,656	7,076

	$346,102	$326,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,377	$31,220
Accrued expenses	10,829	16,033
Accrued payroll	12,013	13,096
Accrued taxes other than income	5,362	5,349
Accrued profit sharing	7,688	9,587
Accrued product/municipal liability	1,355	1,551
Accrued warranty	5,274	5,757
Current portion of notes payable	319	—

Total current liabilities	88,217	82,593

Deferred income taxes	7,863	7,863

Notes payable, net of current portion	100,000	43,559

Other non-current liabilities	11,099	11,675

Total liabilities	207,179	145,690

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 68,375,833 shares issued and 54,918,526 shares outstanding on January 31, 2014 and 67,596,716 shares issued and 64,297,113 shares outstanding on April 30, 2013	68	68
Additional paid-in capital	208,382	199,120
Retained earnings	72,683	8,434
Accumulated other comprehensive income	73	73
Treasury stock, at cost (13,457,307 common shares on January 31, 2014 and 3,299,603 common shares on April 30, 2013)	(142,283)	(26,396)

Total stockholders’ equity	138,923	181,299

	$346,102	$326,989

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	(In thousands, except per share data)
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net sales	$145,881	$136,242	$456,195	$408,797
Cost of sales	87,230	86,310	266,834	259,171

Gross profit	58,651	49,932	189,361	149,626

Operating expenses:
Research and development	1,456	952	4,119	3,392
Selling and marketing	8,921	8,356	24,150	23,272
General and administrative	17,154	12,576	53,184	36,994

Total operating expenses	27,531	21,884	81,453	63,658

Operating income from continuing operations	31,120	28,048	107,908	85,968

Other income/(expense):
Other income/(expense), net	(6)	—	35	39
Interest income	33	48	143	750
Interest expense	(1,771)	(1,240)	(10,490)	(4,571)

Total other income/(expense), net	(1,744)	(1,192)	(10,312)	(3,782)

Income from continuing operations before income taxes	29,376	26,856	97,596	82,186
Income tax expense	9,319	9,350	33,868	29,410

Income from continuing operations	20,057	17,506	63,728	52,776
Discontinued operations:
Loss from operations of discontinued security solutions division	(75)	(601)	(349)	(3,150)
Income tax expense/(benefit)	(803)	2,329	(870)	(3,921)

Income/(loss) from discontinued operations	728	(2,930)	521	771

Net income/comprehensive income	$20,785	$14,576	$64,249	$53,547

Net income per share (Note 12):
Basic - continuing operations	$0.36	$0.27	$1.07	$0.81

Basic - net income	$0.37	$0.22	$1.07	$0.82

Diluted - continuing operations	$0.35	$0.26	$1.03	$0.79

Diluted - net income	$0.36	$0.22	$1.04	$0.80

Weighted average number of common shares outstanding (Note 12):
Basic	55,583	65,149	59,815	65,457
Diluted	57,024	66,421	62,065	66,909

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2014

(Unaudited)

	Common		Additional		Accumulated
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2013	67,597	$68	$199,120	$8,434	$73	3,300	$(26,396)	$181,299
Exercise of employee stock options	508	—	1,402	—	—	—	—	1,402
Repurchase of treasury stock	—	—	—	—	—	10,157	(115,887)	(115,887)
Stock-based compensation	—	—	6,651	—	—	—	—	6,651
Tax deduction of stock-based compensation in excess of book deductions	—	—	1,672	—	—	—	—	1,672
Shares issued under employee stock purchase plan	84	—	624	—	—	—	—	624
Issuance of common stock under restricted stock unit awards, net of shares surrendered	187	—	(1,087)	—	—	—	—	(1,087)
Net income	—	—	—	64,249	—	—	—	64,249

Balance at January 31, 2014	68,376	$68	$208,382	$72,683	$73	13,457	$(142,283)	$138,923

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended:
	January 31, 2014	January 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$64,249	$53,547
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	16,066	12,023
Loss on sale of discontinued operations, including $45 of stock-based compensation expense	—	1,222
Loss on sale/disposition of assets	52	277
Provisions for losses on accounts receivable	80	378
Change in disposal group assets and liabilities	—	(1,215)
Stock-based compensation expense	6,651	3,086
Changes in operating assets and liabilities:
Accounts receivable	(6,654)	9,064
Inventories	(23,809)	(13,912)
Prepaid expenses and other current assets	(1,869)	(1,150)
Income tax receivable	(5,576)	(6,091)
Accounts payable	14,157	(4,241)
Accrued payroll	(1,083)	1,867
Accrued taxes other than income	13	589
Accrued profit sharing	(1,899)	(909)
Accrued other expenses	(5,204)	(7,795)
Accrued product/municipal liability	(196)	120
Accrued warranty	(483)	(335)
Other assets	(141)	(45)
Other non-current liabilities	(129)	284

Net cash provided by operating activities	54,225	46,764

Cash flows from investing activities:
Proceeds from sale of business	—	7,500
Deposits on machinery and equipment	(12,415)	—
Receipts from note receivable	57	55
Payments to acquire patents and software	(135)	(36)
Proceeds from sale of property and equipment	101	1,037
Payments to acquire property and equipment	(36,283)	(28,399)

Net cash used in investing activities	(48,675)	(19,843)

Cash flows from financing activities:
Proceeds from loans and notes payable	101,584	1,753
Cash paid for debt issue costs	(3,786)	—
Payments on capital lease obligation	(447)	(450)
Payments on loans and notes payable	(44,824)	(8,034)
Payments to acquire treasury stock	(115,887)	(20,000)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,026	4,095
Taxes paid related to restricted stock issuance	(1,087)	—
Excess tax benefit of stock-based compensation	1,672	997

Net cash used in financing activities	(60,749)	(21,639)

Net (decrease)/increase in cash and cash equivalents	(55,199)	5,282
Cash and cash equivalents, beginning of period	100,487	56,717

Cash and cash equivalents, end of period	$45,288	$61,999

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,615	$5,252
Income taxes	38,130	30,976

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

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

(2) Basis of Presentation:

The consolidated balance sheets as of January 31, 2014, the consolidated statements of income and comprehensive income for the nine months ended January 31, 2014 and 2013, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2014, and the consolidated statements of cash flows for the nine months ended January 31, 2014 and 2013 have been prepared by us, without audit.

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

In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2014 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheets as of April 30, 2013 have been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on June 25, 2013. The results of operations for the nine months ended January 31, 2014 may not be indicative of the results that may be expected for the year ending April 30, 2014, or any other period.

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

For the Nine Months Ended January 31, 2014 and 2013

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

Segment Information — We have historically reported certain financial information under two segments: firearms and security solutions. As a result of our divestiture of SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. The firearm segment has been determined to be a single operating segment and reporting segment based on management’s reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the firearm segment.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken during the nine months ended January 31, 2014 or 2013.

(4) Notes Payable and Financing Arrangements:

Credit Facilities — As of January 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and matures on December 15, 2016. The credit facility bears

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of January 31, 2014, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.66% to 1.84% per annum if we had selected the LIBOR rate option.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“9.5% Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During the nine months ended January 31, 2013, we repurchased a total of $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. The remaining notes were retired during the nine months ended January 31, 2014, as described below.

5.875% Senior Notes — During the three months ended July 31, 2013, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 (“5.875% Senior Notes”) to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the three months ended July 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture (the “5.875% Senior Notes Indenture”)and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense and $795,000 of debt issuance write-off costs relating to the exchange and defeasance of our 9.5% Senior Notes during the three months ended July 31, 2013.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited to the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we were allowed to purchase an additional $85.0 million of shares in fiscal 2014, which was put in place to cover our $75.0 million tender offer and the period prior to the publication of our July 31, 2013 financial statements.

The limitation on indebtedness in the 5.875% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.875% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.875% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

The revolving credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

(5) Capital Lease:

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of Accounting Standards Codification (“ASC”) 840-10, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation of ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We have included $462,000 of short-term capital lease obligations in accrued expenses and $2.1 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of January 31, 2014 and for the fiscal years ending April 30 (in thousands):

Capital Lease Obligation
2014	$149
2015	596
2016	596
2017	1,493

Total future minimum lease payments	2,834
Less amounts representing interest	(301)

Present value of minimum lease payments	2,533
Less current maturities of capital lease	(462)

Long-term maturities of capital lease	$2,071

(6) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2014 and April 30, 2013 (in thousands):

	January 31, 2014	April 30, 2013
Finished goods	$31,593	$16,379
Finished parts	41,236	34,795
Work in process	8,991	7,852
Raw material	4,987	3,972

Total inventories	$86,807	$62,998

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

(7) Accrued Expenses:

The following table sets forth other accrued expenses as of January 31, 2014 and April 30, 2013 (in thousands):

	January 31, 2014	April 30, 2013
Accrued employee benefits	$2,456	$1,953
Accrued professional fees	2,338	2,882
Accrued rebates and promotions	1,327	3,900
Accrued workers’ compensation	890	963
Interest payable	762	1,542
Accrued commissions	595	949
Accrued utilities	528	537
Current portion of capital lease obligation	462	442
Accrued distributor incentives	153	458
Accrued other	1,318	2,407

Total accrued expenses	$10,829	$16,033

(8) Other Assets:

The following table sets forth other assets as of January 31, 2014 and April 30, 2013 (in thousands):

	January 31, 2014	April 30, 2013
Consignment deposits	$14,227	$1,812
Debt issue costs	3,207	1,126
Receivable from insurers	1,855	1,855
Split dollar life insurance	1,431	1,405
Other	936	878

Total other assets	$21,656	$7,076

(9) Advertising Costs:

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the three months ended January 31, 2014 and 2013 was $5.4 million and $4.7 million, respectively. For the nine months ended January 31, 2014 and 2013, advertising expense for continuing operations was $13.8 million and $11.8 million, respectively.

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

On August 22, 2013, we issued a safety alert related to all M&P ShieldTM products manufactured prior to August 19, 2013. The cost of this alert was estimated at $370,000, which is included in the accrued warranty balance. On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. On November 11, 2011, we

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

also initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. We estimate the remaining cost of these recalls and safety alert will be $3.4 million, which is recorded in the accrued warranty balance. Warranty expense for the nine months ended January 31, 2014 and 2013 was $1.5 million and $2.9 million, respectively.

The following table sets forth the change in accrued warranty, a portion of which is recorded as a non-current liability, for the nine months ended January 31, 2014 and 2013 (in thousands):

	January 31, 2014	January 31, 2013
Beginning Balance	$8,423	$6,412
Warranties issued and adjustments to provisions	1,493	2,852
Warranty claims	(2,583)	(3,187)

Ending Balance	$7,333	$6,077

(11) Self-Insurance Reserves:

As of January 31, 2014 and April 30, 2013, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.6 million, of which $6.0 million and $5.7 million, respectively, was classified as non-current and included in other non-current liabilities. As of January 31, 2014 and April 30, 2013, $2.2 million and $2.3 million, respectively, was included in accrued expenses, and $1.4 million and $1.6 million, respectively, was included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of January 31, 2014 and April 30, 2013, $380,000 and $332,000, respectively, of excess workers’ compensation receivable was classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $3.4 million and $3.3 million for the three months ended January 31, 2014 and 2013, respectively. Amounts charged to expense were $9.0 million and $9.6 million for the nine months ended January 31, 2014 and 2013, respectively.

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonably estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of January 31, 2014 and April 30, 2013, we had accrued reserves for product and municipal litigation liabilities of $4.4 million, respectively (of which $3.1 million and $2.8 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of January 31, 2014 and April 30, 2013, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

(12) Stockholders’ Equity:

Treasury Stock

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million, utilizing cash on hand, leaving $15.0 million of our common stock authorized to be repurchased. During the nine months ended January 31, 2014, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaced the stock repurchase program that had been authorized in fiscal 2013. During the nine months ended January 31, 2014, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million utilizing cash on hand. We have now completed our $115.0 million stock repurchase program. Fees and expenses incurred related to the tender offer and open market purchases were $887,000 and were recorded in treasury stock.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

Earnings per Share

The following table provides a reconciliation of the income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the nine months ended January 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013
Net income/(loss)
Income from continuing operations	$20,057	$17,506	$63,728	$52,776
Income/(loss) from discontinued operations, net of tax	728	(2,930)	521	771

Net income	$20,785	$14,576	$64,249	$53,547

Weighted average shares outstanding - Basic	55,583	65,149	59,815	65,457
Dilutive effect of stock option and award plans	1,441	1,272	2,250	1,452

Diluted shares outstanding	57,024	66,421	62,065	66,909

Earnings per share - Basic (a)
Income from continuing operations	$0.36	$0.27	$1.07	$0.81
Income/(loss) from discontinued operations	$0.01	$(0.04)	$0.01	$0.01
Net income	$0.37	$0.22	$1.07	$0.82
Earnings per share - Diluted (a)
Income from continuing operations	$0.35	$0.26	$1.03	$0.79
Income/(loss) from discontinued operations	$0.01	$(0.04)	$0.01	$0.01
Net income	$0.36	$0.22	$1.04	$0.80

(a)	Net income per share may not equal earnings per share from continuing plus discontinued operations due to rounding.

For the three months ended January 31, 2014 and 2013, 40,635 and 165,946 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended January 31, 2014 and 2013, 88,965 and 209,441 shares of common stock, respectively, issuable upon exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

For the Nine Months Ended January 31, 2014 and 2013

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

Except in specific circumstances, awards vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made at an exercise price of $1.47 per share in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer retired on September 26, 2011 but continues his service as a member of our board of directors and was appointed co-vice chairman of the board. As of January 31, 2014, there were 100,000 options outstanding relating to this grant, which expire on December 6, 2014.

The number of shares and weighted average exercise prices of (i) options granted under the SPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SPs for the nine months ended January 31, 2014 and 2013 are as follows:

	For the Nine Months Ended January 31,
	2014		2013
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	3,019,127	$5.31	3,988,164	$4.67
Granted during the period	—	—	3,500	11.02
Exercised during the period	(508,800)	2.76	(837,842)	4.10
Canceled/forfeited during period	(28,000)	5.59	(105,496)	3.91

Options outstanding, end of period	2,482,327	$5.83	3,048,326	$4.86

Weighted average remaining contractual life	5.99 years		6.39 years

Options exercisable, end of period	2,003,639	$5.81	2,003,040	$5.05

Weighted average remaining contractual life	5.56 years		5.23 years

The aggregate intrinsic value of outstanding options as of January 31, 2014 and 2013 was $18.4 million and $13.0 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of January 31, 2014 and 2013 was $15.0 million and $8.8 million, respectively. The aggregate intrinsic value of the options exercised for the nine months ended January 31, 2014 and 2013 was $4.8 million and $5.1 million, respectively. At January 31, 2014, the total unamortized fair value of outstanding options was $531,000, which is expected to be recognized over the remaining weighted average vesting period of 0.63 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan (“ESPP”). All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2014 and 2013, 84,081 and 92,476 shares were purchased under our ESPP, respectively.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

The following assumptions were used in valuing our options and ESPP purchases during the nine-month periods ended January 31, 2014 and 2013:

	For the Nine Months Ended January 31,
	2014	2013
Stock option grants:
Risk-free interest rate	—	0.31%
Expected term	—	5.84 - 7.84 years
Expected volatility	—	70.0%
Dividend yield	—	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.40%	0.14%
Expected term	6 - 12 months	6 months
Expected volatility	35.2%	63.7%
Dividend yield	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSUs and performance-based RSUs (“PSUs”), was $6.7 million and $3.1 million for the nine months ended January 31, 2014 and 2013, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

During the nine months ended January 31, 2014, we granted 457,156 service-based RSUs, including 250,000 RSUs to certain of our executive officers, 42,238 RSUs to our directors, and 159,918 RSUs to non-executive officer employees. In addition, we granted and vested 30,000 market-condition PSUs to an officer and former officer in connection with a 2010 award that achieved the maximum aggregate award. Compensation expense recognized related to grants of RSUs and PSUs was $5.2 million for the nine months ended January 31, 2014.

During the nine months ended January 31, 2014, we cancelled 16,294 service-based RSUs as a result of the service period condition not being met and delivered 276,064 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $3.2 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

During the nine months ended January 31, 2013, we granted 68,946 service-based RSUs and 63,050 PSUs without market-conditions to employees and cancelled 12,664 service-based RSUs and 35,000 market-condition PSUs due to the service period condition not being met. Compensation expense recognized related to grants of RSUs and PSUs was $1.3 million for the nine months ended January 31, 2013. During the nine months ended January 31, 2013, we delivered 19,863 shares of common stock to current employees, consultants, and a former employee under vested RSUs with a total market value of $161,000.

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2014 and 2013 are as follows:

	For the Nine Months Ended January 31,
	2014		2013
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	781,586	$8.42	384,140	$7.91
Awarded	487,156	10.32	131,996	9.45
Vested	(276,064)	8.61	(19,863)	9.66
Forfeited	(16,294)	8.89	(47,664)	5.84

RSUs and PSUs outstanding, end of period	976,384	$9.20	448,609	$8.07

As of January 31, 2014, there was $3.9 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.2 years.

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

(14) Commitments and Contingencies:

Litigation

On January 19, 2010, the U.S. Department of Justice (“DOJ”) unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad. Although we are cooperating fully with the DOJ in this matter and have undertaken a comprehensive review of company policies and procedures, the DOJ may determine that we have violated the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who were pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss. We cannot predict, however, when the investigation will be completed or its outcome. There could be additional indictments of our company, our officers, or our employees. If the DOJ determines that we violated FCPA laws, we may face sanctions, including significant civil and criminal penalties. In addition, we could be prevented from bidding on domestic military and government contracts and could risk debarment by the U.S. Department of State. We also face increased legal expenses and could see an increase in the cost of doing international business. We could also see private civil litigation arising as a result of the outcome of the investigation. In addition, responding to the investigation may divert the time and attention of our management from normal business operations. Regardless of the outcome of the investigation, the publicity surrounding the investigation and the potential risks associated with the investigation could negatively impact the perception of our company by investors, customers, and others.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

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

We are involved in a purported stockholder derivative lawsuit. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers, directors, and employees. The lawsuit is based principally on a theory of breach of fiduciary duties. The putative plaintiffs seek damages on behalf of our company from the individual defendants. Damages sought include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees.

A settlement reached in a previously reported stockholder derivative lawsuit has been approved by the court. Settlement costs related to this case do not have a material impact on our financial statements and have been fully reserved up to our self-insured retention, with any remaining value expected to be covered by insurance.

We are a defendant in 14 product liability cases and are aware of approximately five other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

We monitor the status of known claims as compared with our product liability reserves, which includes amounts for defense costs for asserted and un-asserted claims. After consultation with litigation counsel and the review of the merit of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore we have not accrued for any such judgments. In addition, in the future, should we determine that a loss (or an additional loss in excess of our accrual) was at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided adequate reserves for defense costs and intend to vigorously defend ourselves.

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

For the Nine Months Ended January 31, 2014 and 2013

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

As of January 31, 2014 and April 30, 2013, respectively, we had recorded $623,000 and $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Nine Months Ended January 31, 2014 and 2013

Outstanding Letters of Credit/Restricted Cash — We had open letters of credit aggregating $1.1 million and no restricted cash as of January 31, 2014.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2014 and April 30, 2013, respectively, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	January 31, 2014	(Level 1)	April 30, 2013	(Level 1)
Assets:
Cash equivalents (a)	$45,273	$45,273	$100,413	$100,413

Total assets	$45,273	$45,273	$100,413	$100,413

a)	Cash and cash equivalents include interest bearing cash and money market accounts.

(16) Recent Accounting Pronouncements:

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

Third Quarter Fiscal 2014 Highlights

Net sales for the three months ended January 31, 2014 were $145.9 million, an increase of $9.6 million, or 7.1%, over net sales of $136.2 million for the three months ended January 31, 2013. It should be noted that Walther net sales were $11.0 million less than the prior comparable quarter primarily because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Excluding Walther, sales increased $20.7 million, or 16.7%, because of increases in production capacity, a strategic change in our production mix, and strong consumer demand in certain products. In particular, handgun sales increased 29.9% during the current quarter because of increased production volumes of our M&P branded polymer products and smaller sized pistols. Net sales were also favorably impacted by increased consumer demand and customer acceptance, resulting in higher net sales and gross profit during the current quarter. Increased sales of our centerfire M&P rifles, including an M&P rifle newly introduced in 2013 favorably impacted our sales, offset by reduced sales of our rimfire M&P rifle and reduced bolt action rifle sales as we service the Thompson/Center Arms bolt action rifle recall we announced in June 2013.

Gross profit as a percentage of net sales was 40.2% for the three months ended January 31, 2014 compared with gross profit of 36.6% for the three months ended January 31, 2013 due to increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, the improvements in manufacturing fixed-cost absorption resulting from higher volume, and reduced promotional spending, offset by volume related spending.

Income from continuing operations for the three months ended January 31, 2014 was $20.1 million, or $0.35 per fully diluted share, compared with income from continuing operations of $17.5 million, or $0.26 per fully diluted share, for the three months ended January 31, 2013.

Net sales for the nine months ended January 31, 2014 were $456.2 million, an increase of $47.4 million, or 11.6%, over net sales of $408.8 million for the nine months ended January 31, 2013. Excluding Walther, sales increased $77.6 million, or 20.7%, because of strong consumer demand in certain products, strategic change in our production mix, and increases in production capacity as noted above.

Gross profit as a percentage of net sales was 41.5% for the nine months ended January 31, 2014 compared with gross profit of 36.6% for the nine months ended January 31, 2013 due, in part, to increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, the improvements in manufacturing fixed-cost absorption resulting from higher volume, reduced promotional spending as noted above, offset by increased volume related spending and inventory reserve adjustments.

Income from continuing operations for the nine months ended January 31, 2014 was $63.7 million, or $1.03 per fully diluted share, compared with income from continuing operations of $52.8 million, or $0.79 per fully diluted share, for the nine months ended January 31, 2013. Income for the current period was favorably impacted by increased net sales and improved gross profit margin and negatively impacted by additional general and administration expenses from support and maintenance expenses from our new ERP system noted above, increased depreciation expense from increased capital spending, and one-time expenses associated with the retirement of our outstanding 9.5% Senior Notes.

Results of Operations

Net Sales

The following table sets forth certain information relating to net sales for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Handguns	$100,902	$77,678	$23,224	29.9%
Long Guns	33,905	37,421	(3,516)	-9.4%
Walther	1,620	12,662	(11,042)	-87.2%
Other Products & Services	9,454	8,481	973	11.5%

Total Net Sales	$145,881	$136,242	$9,639	7.1%

Net sales for the three-month period ended January 31, 2014 increased 7.1% over the comparable quarter last year. Handgun product sales increased $23.2 million, or 29.9%, over the comparable quarter last year, most noticeably for M&P branded polymer pistol products as we were able to address ongoing consumer demand with increases in production capacity. Net sales of our long guns decreased $3.5 million from the comparable quarter last year, primarily because of reduced bolt action rifle sales as we serviced the Thompson/Center Arms bolt action rifle recall and reduced sales of our rimfire M&P rifle caused by ammunition constraints. Those lower rifle sales were offset by increased sales of our centerfire M&P rifles, including an M&P rifle newly introduced in 2013. In addition, in January 2013, we implemented a new pricing structure that reduced discounts and improved net sales. Walther net sales were $11.0 million less than the prior comparable quarter primarily because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Walther net sales for the three months ended January 31, 2014 related to the Walther products we manufacture at our Houlton, Maine facility through an agreement with Carl Walther GmbH that extends through the end of fiscal 2014. Other products and services increased by 11.5% over the comparable quarter last year primarily from an increase in parts and magazine sales. Net sales were slightly impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales for the three months ended January 31, 2014 as compared with the prior comparable quarter by 0.9% while increases in the number of units sold impacted net sales by 5.3%. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 3.6% of total net sales for the three months ended January 31, 2014.

Net sales into our sporting goods distribution channel, excluding Walther products, were $128.2 million for the three months ended January 31, 2014, an increase of 20.1% over the comparable quarter last year, which was primarily a result of increased handgun sales because of increased production capacity to satisfy demand. Net sales into our professional channels, which exclude Walther products and include federal, international, and law enforcement sales, were $15.2 million, a decrease of 6.2% over the comparable quarter last year because of decreased law enforcement shipments.

The following table sets forth certain information relating to net sales for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Handguns	$298,903	$224,714	$74,189	33.0%
Long Guns	122,705	118,728	3,977	3.3%
Walther	3,946	34,147	(30,201)	-88.4%
Other Products & Services	30,641	31,208	(567)	-1.8%

Total Net Sales	$456,195	$408,797	$47,398	11.6%

Net sales for the nine-month period ended January 31, 2014 increased 11.6% over the comparable period last year, primarily because of the strength of orders for handgun products for the reasons noted above. Long gun net sales were negatively impacted because of reduced bolt action rifle sales as we serviced the Thompson/Center Arms bolt action rifle recall. Excluding this reduction, long gun sales increased primarily because of increased consumer demand for our M&P rifles for the reasons mentioned above. Walther net sales decreased primarily because we ended our distributor agreement with Walther, as noted above. Other products and services decreased by 1.8% from the comparable period last year because of a reduction in hunting accessory sales. In addition, we implemented a new pricing structure that reduced discounts and improved net sales, which was offset by sales and production losses and inefficiencies from the conversion to our new ERP system. Net sales were also slightly impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales for the nine months ended January 31, 2014 as compared with the comparable period last year by 1.2% while increases in the number of units sold impacted net sales by 9.8%. New products, defined as any new SKU not shipped in the prior comparable period, represented 1.7% of total net sales for the nine months ended January 31, 2014.

Net sales in our sporting goods distribution channel, excluding Walther products, were $401.3 million for the nine months ended January 31, 2014, an increase of 22.1% over the comparable period last year, which was primarily a result of increased polymer pistol and U.S. M&P rifle sales. Net sales into our professional channels, excluding Walther products, were $48.6 million, an increase of 10.3% from the comparable period last year because of increased shipments of polymer products and long guns to law enforcement agencies.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$87,230	$86,310	$920	1.1%
% of net sales	59.8%	63.4%
Gross profit	$58,651	$49,932	$8,719	17.5%
% of net sales	40.2%	36.6%

Gross profit for the three months ended January 31, 2014 increased by 17.5% over the comparable quarter last year, primarily due to a combination of volume, mix, and capacity increases that more than offset spending increases during the period. Overall gross profit percentage increased 3.6 percentage points over the comparable quarter last year with improved mix contributing 2.6 percentage points to gross margin due to an increase in the volume of polymer pistols produced offset by lower margin products such as Walther products. Improved manufacturing efficiency and absorption due to the increase in production benefitted gross margin by 2.7 percentage points while reduced spending on promotions improved gross profit margin by 1.6 percentage points. The 2013 change to our pricing and discount structure combined with the January 2014 price increase on selected products increased gross margin percentage by 0.5 percentage points. Increased manufacturing and volume-related spending negatively impacted gross profit percentage by 4.0 percentage points.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$266,834	$259,171	$7,663	3.0%
% of net sales	58.5%	63.4%
Gross profit	$189,361	$149,626	$39,735	26.6%
% of net sales	41.5%	36.6%

Gross profit for the nine months ended January 31, 2014 increased by 26.6% over the comparable period last year, primarily due to the reasons noted above. Overall gross profit percentage increased 4.9 percentage points over the comparable period last year with improved mix contributing 2.8 percentage points to gross margin due to an increase in the volume of polymer pistols produced offset by lower margin products such as Walther products. Improved manufacturing efficiency and absorption due to the increase in production benefitted gross margin by 2.5 percentage points while reduced spending on promotions improved gross profit margin by 1.1 percentage points. The 2013 change to our pricing and discount structure combined with price increases on selected products increased gross margin percentage by 0.7 percentage points. Increased manufacturing and volume-related spending negatively impacted gross profit percentage by 2.0 percentage points.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Research and development	$1,456	$952	$504	52.9%
Selling and marketing	8,921	8,356	565	6.8%
General and administrative	17,154	12,576	4,578	36.4%

Total operating expenses	$27,531	$21,884	$5,647	25.8%
% of net sales	18.9%	16.1%

Research and development expenses increased $504,000 compared with the prior year comparable quarter, primarily from additional salary and employee benefit expense. Selling and marketing expenses increased from the prior year comparable quarter, primarily because of $701,000 of additional advertising expense from special promotions, marketing programs for dealers, television advertising, and additional co-op advertising expense. General and administrative costs increased compared with the prior year comparable quarter because of $2.2 million of additional professional fees, primarily associated with the consulting support and employee training for our new ERP system, $695,000 of additional stock-based compensation expense related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and the first quarter of fiscal 2014, $772,000 of additional salary expense from additional headcount to service our production demand and management incentive accruals, and $832,000 of additional depreciation expense.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Research and development	$4,119	$3,392	$727	21.4%
Selling and marketing	24,150	23,272	878	3.8%
General and administrative	53,184	36,994	16,190	43.8%

Total operating expenses	$81,453	$63,658	$17,795	28.0%
% of net sales	17.9%	15.6%

Research and development and expenses increased compared with the prior year comparable period as a result of increased salary and benefit expense and depreciation expense. Selling and marketing expenses increased compared with the prior year comparable period, primarily from $478,000 of additional salaries and benefit expense and $1.9 million of additional advertising expense, offset by $1.0 million of reduced third party commissions and $317,000 of reduced consulting expense. General and administrative costs increased compared with the prior year comparable period as a result of $6.7 million of additional professional fees primarily associated with the support and employee training of our new ERP system, $3.5 million of additional stock-based compensation expense related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and the first quarter of fiscal 2014, $3.1 million of additional salary expense from additional headcount to service our production demand and management incentive accruals, $1.4 million of additional depreciation expense, and $533,000 of increased profit sharing expense as a result of increased eligible compensation.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating income from continuing operations	$31,120	$28,048	$3,072	11.0%
% of net sales	21.3%	20.6%

The increase in operating income from continuing operations for the three months ended January 31, 2014 compared with the prior year comparable quarter resulted primarily from increased sales volume as we have been able to increase production capacity and the related gross profit, and the corresponding impact of improved favorable fixed cost absorption, offset by increased general and administrative costs related to the support and employee training for our new ERP system, additional stock-based compensation expense primarily from RSUs and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014, salary and benefit accruals, and additional depreciation expense from increased capital expenditures.

The following table sets forth certain information regarding operating income from continuing operations for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating income from continuing operations	$107,908	$85,968	$21,940	25.5%
% of net sales	23.7%	21.0%

The increase in operating income from continuing operations for the nine months ended January 31, 2014 compared with the prior year comparable period resulted primarily from the same factors mentioned above.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Interest expense	$1,771	$1,240	$531	42.8%

Interest expense increased for the three months ended January 31, 2014, primarily as a result of servicing our $100.0 million 5.875% Senior Notes compared with our exchanged $43.6 million 9.5% Senior Notes in the comparable quarter last year.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Interest expense	$10,490	$4,571	$5,919	129.5%

Interest expense for the nine months ended January 31, 2014 increased from the nine months ended January 31, 2013, primarily as a result of the $4.3 million of bond premium and $795,000 of debt issuance write-off costs incurred to retire the outstanding 9.5% Senior Notes, which were exchanged for 5.875% Senior Notes during the nine months ended January 31, 2014, and increased debt.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Income tax expense	$9,319	$9,350	$(31)	-0.3%

Income tax expense was flat compared with the prior comparable quarter because of favorable unrecognized tax benefit adjustments offset by the increase in operating profit.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Income tax expense	$33,868	$29,410	$4,458	15.2%

Income tax expense increased as a result of the increase in operating profit noted above. The effective tax rates for the nine months ended January 31, 2014 and 2013 were 35.5% and 35.8%, respectively. The effective tax rate excludes a reduction in unrecognized tax benefits due to the expiration of statutes of limitations and fiscal 2013 state provision to actual adjustments treated as discrete items. We expect that the effective tax rate, excluding these discrete items, will remain stable throughout the rest of the current fiscal year.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended January 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change
Income from continuing operations	$20,057	$17,506	$2,551	14.6%
Net income per share from continuing operations
Basic	$0.36	$0.27	$0.09	33.3%
Diluted	$0.35	$0.26	$0.09	34.6%

Income from continuing operations for the three months ended January 31, 2014 increased primarily because of increased sales volumes, and corresponding gross profit, as well as our new pricing and discount structure that resulted in increased net sales and gross profit. In addition to the impact of increased profitability, net income per share also increased as a result of the tender offer completed in July 2013 and the open market purchases of our common stock that occurred in December 2012 and August through January 2014 totaling $135.0 million at an average price of $11.01 per share, or 12.3 million shares.

The following table sets forth certain information regarding net income from continuing operations and the related per share data for the nine months ended January 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change
Income from continuing operations	$63,728	$52,776	$10,952	20.8%
Net income per share from continuing operations
Basic	$1.07	$0.81	$0.26	32.1%
Diluted	$1.03	$0.79	$0.24	30.4%

The increase of income from continuing operations for the nine months ended January 31, 2014 was favorably impacted by the same items noted above during the three-month period.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the three and nine months ended January 31, 2014 and 2013 (dollars in thousands, except per share data):

	For the Three Months Ended January 31,			For the Nine Months Ended January 31,
	2014	2013	$ Change	2014	2013	$ Change
Net sales from discontinued operations	$—	$—	$—	$—	$6,732	$(6,732)
Loss before income taxes	$(75)	$(601)	$526	$(349)	$(3,150)	$2,801
Income tax benefit	$(803)	$2,329	$(3,132)	$(870)	$(3,921)	$3,051
Income/(loss) from discontinued operations	$728	$(2,930)	$3,658	$521	$771	$(250)
Basic - discontinued operations	$0.01	$(0.04)	$0.05	$0.01	$0.01	$0.00
Diluted - discontinued operations	$0.01	$(0.04)	$0.05	$0.01	$0.01	$0.00

We completed the disposition of SWSS on July 26, 2012. As a result, there were no net sales from discontinued operations for the three and nine months ended January 31, 2014. The loss before income taxes for the three and nine months ended January 31, 2014 related primarily to legal fees associated with retained liabilities. During the three months ended January 31, 2014, the favorable income tax benefit is the result of the reversal of an uncertain tax position whose statute of limitations had expired.

During the nine months ended January 31, 2013, in addition to the loss from operations, we recognized a loss on sale of disposal group of $798,000, which is included in net income for the nine-month period. During the three months ended January 31, 2013, the reserve for income tax benefit associated with the worthless stock deduction was reduced from $5.4 million to $2.8 million as a result of additional basis information calculated during the previous year quarter. This $2.6 million increase in income tax expense comprises the majority of the loss from discontinued operations in the prior comparable quarter. Net income for the nine months ended January 31, 2013 primarily relate to a $2.8 million worthless stock deduction related to SWSS stock recognized during the period.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important operational cash needs.

The following table sets forth certain information relative to cash flow for the nine months ended January 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating activities	$54,225	$46,764	$7,461	16.0%
Investing activities	(48,675)	(19,843)	(28,832)	-145.3%
Financing activities	(60,749)	(21,639)	(39,110)	-180.7%

Total cash flow	$(55,199)	$5,282	$(60,481)	1145.0%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the nine months ended January 31, 2014, we generated $54.2 million in cash from operating activities, a decrease of $7.5 million from the $46.8 million of cash generated by operating activities for the first nine months of fiscal 2013. Cash generated for the nine months ended January 31, 2014 was primarily because of an $10.7 million increase in net income, a $18.4 million increase in accounts payable due to timing of inventory shipments and increased capital expenditures, a $4.0 million increase in amortization and depreciation from increased capital spending primarily relating to capacity projects to accommodate strong demand of our products, and a $3.6 million increase in stock compensation expense relating to awards issued to our employees at the end of fiscal 2013 and beginning of fiscal 2014. Cash provided by operating activities was negatively impacted by $15.7 million of increased accounts receivable from increased net sales volume and timing of customer shipments, and $9.9 million of increased inventory levels to accommodate customer demand for our polymer pistol products and increased long gun inventory due to the bolt action rifle recall and ammunition constraints.

Investing Activities

Cash used for investing activities increased by $28.8 million for the nine months ended January 31, 2014 compared with the comparable period in fiscal 2013 as a result of increased capital spending of $7.9 million during the period and $12.4 million on deposits of machinery and equipment. Also impacting the increase in cash used in investing activities was $7.5 million of proceeds received for the sale of our discontinued operations as noted above and $1.0 million of proceeds from the sale of the land and building located in Rochester, New Hampshire in the prior comparable period. We currently expect to spend approximately $60.0 million on capital expenditures in fiscal 2014, an increase of approximately $18.6 million over the $41.4 million spent in fiscal 2013. Major capital expenditures in fiscal 2014 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new ERP system, and various projects designed to upgrade manufacturing technology.

Financing Activities

Cash used in financing activities was $60.7 million for the nine months ended January 31, 2014 compared with cash used in financing activities of $21.6 million for the nine months ended January 31, 2013. Cash used in financing activities was primarily a result of our completed tender offer under which we purchased 1.4 million shares of our common stock for $16.0 million and the open market purchases of 8.7 million shares of our common stock for $99.9 million. The cash used in financing activities was offset by $56.4 million of net proceeds related to the issuance of new 5.875% Senior Notes in exchange for 9.5% Senior Notes. We paid $4.3 million of interest and $3.8 million of debt issuance costs relating to this exchange. We had no short-term bank borrowings at January 31, 2014 or 2013. The usage in the prior year comparable period primarily related to $6.4 million of purchases of our 9.5% Senior Notes. We paid $552,000 of interest relating to these purchases.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited to the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we were allowed to purchase an additional $85.0 million of shares in fiscal 2014, which was put in place to cover our $75.0 million tender offer and the period prior to the publication of our July 31, 2013 financial statements.

The limitation on indebtedness in the 5.875% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.875% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.875% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

As of January 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and will mature on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the new credit facility will be used for general corporate purposes.

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million, utilizing cash on hand leaving $15.0 million of our common stock authorized to be repurchased. During the nine months ended January 31, 2014, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which may be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaces the stock repurchase program authorized in fiscal 2013 and is set to expire on or about June 17, 2014. During the nine months ended January 31, 2014, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million utilizing cash on hand. As of January 31, 2014, we have repurchased all the shares authorized under our stock repurchase programs. Fees and expenses incurred related to the tender offer and open market purchases were $887,000 and were recorded in treasury stock.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and any acquisitions or strategic investments that we may determine to make. Further, equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

Summary

As of January 31, 2014, we had $45.3 million in cash and cash equivalents on hand. During the nine months ended January 31, 2014, we completed our authorized stock repurchase programs by repurchasing $16.0 million of our common stock through a tender offer and $99.9 million of our common stock in the open market utilizing cash on hand. We had a $75.0 million revolving line of credit with the lenders, upon which we had no borrowings as of January 31, 2014. Our credit agreement with the lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2014. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

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

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 16 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2014, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of January 31, 2014, we had no forward contracts outstanding.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of January 31, 2014, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the second quarter of fiscal 2014, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2014, our new ERP system replaced our legacy system in which a significant portion of our business transactions originate, are processed and recorded. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal controls over financial reporting. We believe our new ERP system will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 14 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended January 31, 2014 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
November 1 to 30, 2013	—	$—	—	$15,000
December 1 to 31, 2013	647,801	12.87	647,801	6,663
January 1 to 31, 2014	495,775	13.44	495,775	—

Total	1,143,576	$13.12	1,143,576	$—

(1)	During the nine months ended January 31, 2014, our board of directors authorized and we completed the repurchase of $115.0 million of our common stock, of which up to $75.0 million was authorized for repurchased in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. We repurchased 1,417,233 shares of our common stock in the tender offer that expired on July 23, 2013 for $15.6 million and completed the stock repurchase program by repurchasing 8,740,471 shares of our common stock in the open market for $99.4 million, utilizing cash on hand. Fees and expenses incurred related to the tender offer and open market purchases were $887,000 and were recorded in treasury stock.

Item 6. Exhibits

10.107	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (1)

10.108	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: March 4, 2014	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: March 4, 2014	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

10.107	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan (1)

10.108	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.