Form 10-K
period 2014-04-30
SMITH & WESSON HOLDING CORP
filed 2014-06-19
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, Par Value $.001 per Share	Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (55,065,285 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $594,154,425. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 16, 2014, there were outstanding 55,183,158 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2014

Smith & Wesson®, M&P®, Dimension®, S&W®, and Performance Center® are registered U.S. trademarks of our company or one of our subsidiaries. Thompson/Center Arms TM , M&P Shield TM , Thompson/Center Arms Venture TM, and Smith & Wesson CONNECT TM are unregistered trademarks of our company or one of our subsidiaries. This report also contains trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, and capital expenditures for fiscal 2015 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We sell our products under the Smith & Wesson, M&P, and Thompson/Center Arms brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of the products we produce.

Our objective is to continue to enhance our position as one of the world’s leading firearms manufacturers by designing, producing, and marketing high quality, innovative firearms that meet the needs and desires of our consumer and professional users. Key elements of our strategy to achieve this objective are as follows:

•	protect and grow our core firearm business;

•	focus on profitable growth;

•	streamline and standardize our business operations;

•	emphasize customer satisfaction and loyalty; and

•	pursue strategic relationships and acquisitions relating to our current business.

We estimate that the domestic non-military firearm market based on industry shipments is approximately $2.4 billion for handguns and $2.1 billion for long guns, excluding shotguns, with our market share in calendar 2013 being approximately 16% and 9%, respectively. According to 2012 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 17% from 2007 through 2012.

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

On January 3, 2007, we acquired all of the outstanding capital stock of Thompson Center Holding Corporation and its subsidiaries, including Thompson/Center Arms Company, Inc. (now Thompson/Center Arms Company, LLC), or collectively TCA, which is a brand name recognized by hunting enthusiasts and which holds a leading position in the black powder segment of the long gun market. In addition, TCA possesses expertise in long gun barrel manufacturing, which is important to our manufacture of long guns. TCA entered the bolt-action rifle market in June 2007 by launching internally developed new products with key differentiating features and benefits, such as certified accuracy, integral sight bases, and a three position safety.

On November 2011, we completed our previously announced restructuring plan to move the production of our hunting products to our Springfield, Massachusetts facility and to close our Rochester, New Hampshire facility. In addition, we completed the sale of the land and building located in Rochester, New Hampshire on December 10, 2012.

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (since renamed SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. and referred to herein as “SWSS”). Based on a combination of factors occurring after the acquisition, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, we completed the disposition of SWSS on July 26, 2012. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income and comprehensive income for all periods presented. Reference is made to Note 4 to our consolidated financial statements for a discussion of discontinued operations. Prior to the decision to divest the business, we had reported this business as a separate division under the heading of security solutions. Unless otherwise indicated, amounts reported throughout this Form 10-K represent continuing operations.

Effective as of April 30, 2014, our manufacturing agreement with Carl Walter GmbH under which we produced the Walther PPK and PPK/S pistols in the United States at our Houlton, Maine facility expired. In addition, as of April 30, 2013, we did not extend our distribution agreement to serve as the exclusive U.S. importer and distributor of Walther firearms. Walther will continue to manufacture our M&P 22 pistols until the end of fiscal 2015.

On May 5, 2014, we purchased substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP, a provider of custom injection molding services, rapid prototyping, tooling, and a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our popular M&P models.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com . Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (the “SEC”). We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. The documents are also available in print by contacting our corporate secretary at our executive offices.

Strategy

Our objective is to continue to enhance our position as one of the world’s leading firearms manufacturers by designing, producing, and marketing high quality, innovative firearms that meet the needs and desires of our consumer and professional users. Key elements of our strategy to achieve this objective are as follows:

Protect and Grow our Core Firearm Business

We plan, protect, and grow our core firearm business by continuing to enhance our presence in our existing domestic and international markets, capitalizing on our brands such as Smith & Wesson, M&P, and Thompson/Center Arms, introducing innovative new products, and entering new markets. We continually seek to introduce new products to increase our current market share, especially in the polymer handgun market as represented by our M&P brand. In addition, the largest portion of our business historically resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms in fiscal 2007 and the introduction of our modern sporting rifles, we expanded our business into multiple segments of the long gun market. During the last two fiscal years, we have introduced numerous new handgun and long gun models, including our M&P Pro Series Competition Optics Ready Equipment, or C.O.R.E models, the SDVE, Performance Center, Model 41, M&P10, non-laser M&P Bodyguard .380, Model 66 Combat Magnum revolver, and the Model 69 Magnum revolver. We plan to continue to introduce new firearm products in fiscal 2015.

Focus on Profitable Growth

We are focused on growth, but only in those areas that provide an acceptable return on invested capital. For example, one of the reasons that we ended the Walther relationship was because it did not meet our profitability goals. In order to meet those profitability goals, we are primarily focused on leveraging existing products and introducing new products when appropriate. In addition, we are continuing our focus on capacity utilization, strategic pricing and marketing initiatives, flexible manufacturing, standardized process, and vertical integration for efficiency and scalability.

Streamline and Standardize our Business Operations

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, enhanced product quality, and expanded outsourcing. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet customer demand for our most popular products. We also plan to continue to streamline and standardize our business, which includes investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP and compliance. During fiscal 2014, we invested $30.4 million to upgrade our ERP system to SAP and intend to continue investing in improving our systems in order to enhance our efficiency, improve information reporting, and strengthen internal controls.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer training and support.

Pursue Strategic Relationships and Acquisitions Relating to Our Current Business

We intend to develop and expand strategic relationships and review and pursue strategic acquisitions that complement, enhance, or are additive to our business.

Products and Services

General

Our firearm products combine our legacy of 162 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market serving both law enforcement agencies and the sporting goods market. The launch of our M&P branded modern sporting rifle lines in January 2006 has enabled us to capture what we estimate to be approximately 26% of the modern sporting rifle market in calendar year 2013. The addition of our Thompson/Center Arms brand integrated hunting firearms and interchangeable firearm systems into our product portfolio and added long gun barrel manufacturing capabilities for our modern sporting rifles. We currently participate in three categories of the long gun market and both core categories of the handgun market.

All of our firearms are currently sold under our Smith & Wesson, M&P, and Thompson/Center Arms brands. In addition, our Performance Center offers small, specialized, and enhanced models sold under the Smith & Wesson and M&P brands. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

Our product development strategy is to understand our customers’ needs, and then design and develop products to uniquely meet them. Throughout the process, we test multiple concepts with firearm owners and purchase intenders. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products is dependent on market conditions in order to maximize sales across the entire product portfolio. In fiscal 2014, we limited our new product introductions, as market growth provided the opportunity to increase sales across our existing product lines, particularly the M&P pistol line.

Capitalizing on the growing consumer demand for concealed carry firearms, we introduced our M&P Bodyguard 380 in fiscal 2014. This firearm features M&P slide serrations for increased grip, M&P sights, and two magazines for users who prefer firearms without a laser. In our M&P15 line, we introduced for our hunting and sport shooting customers two new options with a higher magazine capacity: the M&P10, and the M&P15 .300 Whisper in black. We also extended our recreational and sporting options for the M&P brand with four new color introductions in the M&P15-22 line.

We expanded our Smith & Wesson brand with the introduction of the K-Frame Model 66 Combat Magnum and our first L-Frame .44 Magnum revolver with the introduction of the Model 69 Magnum. Both models are designed for maximum performance and comfort while shooting. We also introduced a new variation of the very popular Governor model in silver finish, without a front night sight that gives our customers a more affordable hunting and personal protection option.

Our customers continue to demand premium models of our firearms that provide a competitive edge in sport shooting and handgun hunting. To meet this need, we introduced several new Smith & Wesson Performance Center branded models for hunting, competitive shooting, and personal protection. The newest Performance Center Model 460XVR is a smaller barreled version of our large frame revolver. Designed for hunting, this revolver features a 3.5” barrel, adjustable rear sight, and Performance Center tuned action. The Performance Center Model 686 is a seven-shot revolver chambered in a.357 Magnum intended for conceal carry with its Performance Center tuned action and cylinder cut for moon clips. The Performance Center Model 929 and Pro Series Model 986 are both designed to meet the needs of competitive shooters. Both models are chambered in 9mm, with titanium, fluted cylinders and other features designed to give the shooter a competitive edge. Lastly, we introduced the Performance Center Model 629, designed to meet growing hunting market. In addition to adjustable rear sights and an orange glow blade front sight, a lower equipment rail allows for the addition of lights or lasers for night hunting.

With our Thompson/Center Arms brand, we continued to focus on our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems.

In fiscal 2013, we introduced a variety of new handgun and long gun models. Our SDVE, chambered in 9mm and .40 S&W, is a lightweight, polymer framed, semi-automatic pistol that combines value and enhanced features to deliver top-grade performance in a reliable, affordable option for home defense and personal protection. We also added four models to our premier line of M&P polymer pistols, including a standard barrel length and a 5” barrel length. Based on the popular Pro Series line of competition-ready firearms, our new M&P C.O.R.E models, chambered in 9mm and .40 S&W, offer consumers a specialized platform for adding accessory optics to their personal handguns.

In addition, we added to our Smith & Wesson Performance Center line of high performance 1911’s by adding two models with features specific for competition and personal defense needs. Our Custom SW1911, chambered in .45 ACP, is standard with a 5” barrel length. The Round Butt SW1911 is also chambered in .45 ACP and uses our patented scandium alloy to deliver performance in a lightweight commander-length frame. Our Model 41is a classic target pistol, chambered in .22LR and available in an optics ready platform. All of our Performance Center models share the same handcrafted and customized features our customers have come to expect from the Performance Center line.

Our M&P10 was the newest addition to our M&P long gun family. Chambered in .308 Winchester (7.62x51mm), this model offers versatility, enhanced ambidextrous features, and reliability for hunting, competitive shooting, or law enforcement activities.

Generally, our business is seasonal as we have higher sales in the winter and early spring months with industry events and distributor shows heavily scheduled during that time. For the past several years, our capacity constraint has affected our sales volume more substantially than seasonality, although the constraint has been more pronounced in the second and third fiscal quarters because of annual shutdowns and holiday schedules.

Our firearms net sales for the years ended April 30, 2014, 2013, and 2012 were $626.6 million, $587.5 million, and $412.0 million, respectively. Firearms gross profit for the years ended April 30, 2014, 2013, and 2012 totaled $259.1 million, $218.1 million, and $127.9 million, respectively. Total assets for our firearm business unit totaled $381.5 million and $327.0 million as of April 30, 2014 and 2013, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business unit.

Our Smith & Wesson handgun sales accounted for $423.0 million in net sales, or 67.5% of our net sales, for the fiscal year ended April 30, 2014, $324.6 million in net sales, or 55.3% of our net sales, for the fiscal year ended April 30, 2013, and $238.4 million in net sales, or 57.9% of our net sales, for the fiscal year ended April 30, 2012. The sale of long guns accounted for $155.3 million in net sales, or 24.8% of our net sales, for the fiscal year ended April 30, 2014, $179.2 million in net sales, or 30.5% of our net sales, for the fiscal year ended April 30, 2013, and $102.4 million in net sales, or 24.9% of our net sales, for the fiscal year ended April 30, 2012. Our sales of other products and services accounted for $42.7 million in net sales, or 6.8% of our net sales, for the fiscal year ended April 30, 2014, $42.1 million in net sales, or 7.2% of our net sales, for the fiscal year ended April 30, 2013, and $38.8 million in net sales, or 9.4% of our net sales, for the fiscal year ended April 30, 2012. Walther sales accounted for $5.6 million in net sales, or 0.9% of our net sales, for the fiscal year ended April 30, 2014, $41.6 million in net sales, or 7.1% of our net sales, for the fiscal year ended April 30, 2013, and $32.3 million in net sales, or 7.8% of our net sales, for the fiscal year ended April 30, 2012.

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

We have long been known as an innovator and a leader in the revolver market and all of our revolvers are currently marketed under the Smith & Wesson brand. We sell a wide range of sizes from small-frame, concealed-carry revolvers used primarily for personal protection, to large-frame revolvers used primarily for long-range hunting applications. Our extra-large frame revolvers are designed to address the handgun-hunting and sport-shooting markets.

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

We offer pistols under both our Smith & Wesson brand and our M&P brand. Our full size and compact M&P pistol products have been engineered with input from more than a dozen law enforcement agencies and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as to contain features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless steel chassis, and a black, through-hardened durable rust resistant finished stainless steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

Our Performance Center has been providing specialized products and services for the most demanding firearm enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are offered under both the Smith & Wesson brand and the M&P brand and are typically made in limited production quantities, although we offer a number of catalog variations in order to enhance product availability.

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

Long Guns

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These long guns are also popular as hunting and sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in four different calibers (.22LR, 5.56mm NATO (.223), .300 Whisper and .308 Winchester (7.62x51mm)) for multiple recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a lower price-point sport model, a .22 caliber model, a new hunting caliber for longer range affectivity, and models designed for the exclusive use of military and law enforcement agencies throughout the world.

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

Smith & Wesson Academy

Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Smith & Wesson Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at our facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the art-instruction designed to meet the training needs of law enforcement and security customers worldwide.

Specialty Services

We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, and plating. In addition, with the purchase of the net assets of TTPP in May 2014, we will begin offering injection molded parts both to firearm and non-firearm customers.

Licensing

Several of our registered trademarks, including the “S&W” logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms”, and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness. As a result, we license our trademarks to third parties for use in connection with their products and services. Products of our licensees are distributed throughout the world. As of April 30, 2014, we licensed our trademarks to 13 different companies that market and sell products complementing our products, two fewer than in fiscal 2013.

Marketing, Sales, and Distribution

General

We go to market in three primary ways: two-step distribution, big box retailers, and two buying groups representing larger, regional retailers utilizing a direct sales force to service these customers. We also sell firearms directly to law enforcement agencies. Our overseas sales are primarily made through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 42.9% and 37.5%, respectively, of our net sales for the fiscal years ended April 30, 2014 and 2013. Those commercial distributors are not regional and have many of the same dealer customers. Therefore, we believe that the loss of one or more of the distributors would not materially impact sales, as the remaining distributors would be allocated additional sales.

We market our firearm products to consumers primarily through independent dealers, large retailers, in-store retail channels, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include conventional campaigns, social and electronic media, as well as in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in numerous outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs, which generate significant editorial exposure. During fiscal year 2014, we launched our new Smith & Wesson CONNECT awards program that allows sales associates at certain retailers to earn points from the sale of our products to be redeemed for prizes.

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

For the fiscal years ended April 30, 2014, 2013, and 2012, advertising and promotion expenses amounted to $19.5 million, $15.1 million, and $14.7 million, respectively, excluding the cost of rebates and promotions reflected in gross margin.

We sell our products worldwide. International sales accounted for 3%, 3%, and 4% of our net sales for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. We had no assets located outside the United States during any of the periods presented.

E-Marketing

We utilize our www.smith-wesson.com and www.tcarms.com websites to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We utilize e-marketing, including social and digital marketing such as Facebook, Twitter, and Youtube, to provide additional products and services to our customers.

Retail

We operate an online retail store from which we sell Smith & Wesson, M&P, and Thompson/Center Arms firearms accessories, branded products, apparel, and related shooting supplies. Firearms are not sold through the online retail store.

Service and Support

We operate a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Time, Monday through Friday, to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

Manufacturing

We have three manufacturing facilities for our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a newly added 150,000 square foot facility in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and most of our specialty service activities at our Springfield, Massachusetts facility. We historically utilized our Houlton, Maine facility for the production of metal pistols, handcuffs, and other restraint devices, but in fiscal 2015, our Houlton, Maine facility will be converted into a machining center and all assembly, finishing, and small parts operations will be transferred to our Springfield, Massachusetts facility. We will continue to produce handcuffs and other restraint devices at our Houlton, Maine facility. As a result of the recent purchase of assets from one of our major plastics injection molding suppliers, our facility in Deep River, Connecticut will be utilized for custom plastic injection molding services, rapid prototyping, and tooling. Our Springfield, Houlton, and Deep River facilities are ISO 9001 certified.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we employ sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield, Massachusetts and our Houlton, Maine facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. During fiscal 2014, we upgraded our ERP system to SAP in order to enhance our efficiency, improve information reporting, and strengthen internal controls. This implementation caused downtime and delays in manufacturing and shipping during our second fiscal quarter. We are now past any major issues, however, and have begun to experience the benefits of the new SAP system.

We believe we have a strong track record of manufacturing high-quality products. From time to time, we have experienced manufacturing issues with respect to some of our firearms and have initiated product recalls and safety alerts. We issued a safety alert in August 2013 related to all M&P ShieldTM products manufactured prior to August 19, 2013. We issued a recall that occurred in June 2013 with respect to our Thompson/Center Arms bolt action rifles manufactured at our Springfield, Massachusetts and our closed Rochester, New Hampshire facilities. In November 2011, we issued a recall with respect to our Thompson/Center Arms Venture rifles manufactured at our Springfield, Massachusetts and our closed Rochester, New Hampshire facilities. In fiscal 2009, we issued a recall with respect to our Model 22A pistols manufactured at our Houlton, Maine facility. In February 2009, we issued a recall with respect to our Walther PPK/S pistols manufactured at our Houlton, Maine facility. Since fiscal 2009, the aggregate expense recognized relating to these recalls was $7.2 million.

Suppliers

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including polymer pistol frames, bolt carriers, rifle receivers, magazines, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers are U.S.-based and provide materials, such as raw steel, cutting tools, stamping, polymer components, and metal-injected-molded components. We believe the costs of these materials are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Research and Development; New Product Introductions

Through our advanced products engineering department, we enhance existing products and develop new products. In fiscal 2014, 2013, and 2012, our gross spending on research activities relating to the development of new products was $5.6 million, $4.8 million, and $4.5 million, respectively. As of April 30, 2014, we had 38 employees, at our Springfield, Massachusetts facility engaged in ongoing research and development activities as part of their responsibilities.

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

Because of the significance of our brand name, trademarks and copyrights also are important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, as well as our M&P and Thompson/Center Arms brands are known and recognized by the public worldwide and are important to our business.

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

Our primary competitors are Ruger and Taurus in the revolver market and Glock, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Colt, Sig Sauer, Bushmaster, Rock River, and DPMS in the modern sporting rifle market and Browning, Marlin, Remington, Ruger, Savage, Weatherby, CVA, Traditions, and Winchester in the hunting rifle market.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 94% of our handcuffs and restraints in the United States.

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

During fiscal 2014, 7.6% of our sales were to state and local law enforcement agencies and the federal government, 2.9% of our sales were to international customers; and the remaining 89.5% of our sales were through federal firearm licensees to domestic consumers. Our domestic sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end user. In some cases, we sell directly to large retailers and dealers.

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs.

Governmental Regulations

We are regulated by the ATF, which licenses the manufacture and sale of firearms. The ATF conducts periodic audits of our firearm facilities. The U.S. Department of State oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm design and distribution. In Massachusetts, for example, there are regulations related to the strength of the trigger pull, barrel length, and makeup of the material of the firearm. California has similar regulations but also requires that each new model be tested by an independent lab before being approved for sale within the state and mandates, on certain products a microstamping process, which supposedly engraves an identification code on bullet casings. Warning labels related to the operation of firearms are contained in all boxes in which the firearms are shipped. With respect to state and local regulations, the local firearm dealer is required to comply with those laws, and we seek to manufacture firearms complying with those specifications. We have no plans to utilize any microstamping process. Therefore, we will not sell into the state of California any firearm product that would otherwise require a microstamping process.

Environmental Health and Safety

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including, but not limited to, those regulations monitored by the Occupational Health and Safety Administration, or OSHA, National Fire Protection Association, or NFPA, and the Department of Public Health, or DPH. Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are required to comply with regulations that mitigate any release into the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

We are required to remediate hazardous waste at our facilities. Currently, we own a designated site in Springfield, Massachusetts that contains two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan or MCP. The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at two sites.

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main facility in Springfield, Massachusetts. We spent $819,000 in fiscal 2014 on environmental compliance, consisting of $445,000 for disposal fees and containers, $25,000 for remediation, $44,000 for DEP analysis and fees, and $305,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

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

During the year ended April 30, 2013, we completed the sale of the land and building located in Rochester, New Hampshire pursuant to which we agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. We had insurance to supplement environmental remediation costs in excess of reserves associated with the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the purchase and sale agreement.

As of April 30, 2014, we had recorded $623,000 of environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Pursuant to an asset purchase agreement signed on May 5, 2014, we completed the acquisition of substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP, for $24.1 million in cash, including a $1.3 million working capital adjustment. Under the agreement, the former stockholder of TTPP has indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Employees

As of May 31, 2014, we had 1,758 full-time employees located at our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities. Of these employees, 1,525 were engaged in manufacturing, 67 in sales and marketing, 34 in finance and accounting, 41 in research and development, 32 in information services, and 59 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 23.6% have 10 or more years of service with our company and 16.9% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2014 and 2013, we had a backlog of orders of $230.4 million and $877.3 million, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog may not be indicative of future sales. We believe that a number of firearm retailers may have placed orders that exceeded the retailers’ actual requirements in the prior fiscal year. There was a possibility that such orders may have resulted in our distributors placing excess orders with us, potentially inflating our backlog as of April 30, 2013.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	46	President and Chief Executive Officer
Jeffrey D. Buchanan	58	Executive Vice President, Chief Financial Officer, and Treasurer
Michael J. Brown	51	Vice President, U.S. Sales
Robert J. Cicero	47	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mario Pasantes	64	Senior Vice President, Marketing and International Sales
Mark P. Smith	38	Vice President, Manufacturing and Supply Chain Management

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

Mario Pasantes has served as Senior Vice President, Marketing and International Sales of our company since April 2011. Mr. Pasantes was Vice President of International Marketing of our company from December 2010 until April 2011. He was European Managing Director of Alcoa Closure Systems International from March 2006 until October 2009 and Managing Director of Alcoa (UK) Consumer Products Ltd. from September 2001 until March 2006. Mr. Pasantes was Vice President, Market Development, Andean Division of The Coca-Cola

Company from January 2000 until September 2001; Vice President and Central America Regional Manager from July 1997 until January 2000; and Deputy Division President from July 1996 until July 1997. From 1984 until 1996, Mr. Pasantes served in multiple senior leadership and management roles for Grand Metropolitan PLC, a holding company in the consumer food and adult beverage industry.

Mark P. Smith has served as Vice President of Manufacturing and Supply Chain Management of our company since May 2011. Mr. Smith was Vice President of Supply Chain Management of our company from May 2010 until May 2011. He was Director- Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

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

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearms sales to law enforcement agencies has been successful to date with a number of agencies in the United States and agencies abroad selecting or approving for carry our firearms. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 89.1% of our net firearm sales remain in the sporting goods distribution channel.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Capacity constraints were factors in fiscal 2014, 2013, and 2012 despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. During the last several fiscal years, we also have enhanced our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. In addition, we may suffer excess capacity and increased overhead costs if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our Springfield, Massachusetts facility is critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our products at this facility.

The facility also houses our principal research, development, engineering, design, shipping, sales, marketing, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our customers. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies.

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

We rely heavily on third parties, including independent sales representatives and agents that act on our behalf.

We are often represented by third parties, including independent sales representatives and agents. These representatives and agents sometimes have the ability to enter into agreements on our behalf. The actions of these third parties could adversely affect our business if they enter into low margin contracts or conduct themselves in a manner that damages our reputation in the marketplace. We also face a risk that these third parties could violate domestic or foreign laws, which could put us at risk for prosecution in the United States or internationally.

Poor product quality or performance could adversely affect our operating results and reputation.

Poor product quality or performance could adversely affect our operating results and reputation. We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products. Product liability claims could harm our reputation; cause us to lose business; and cause us to incur significant warranty, support, and repair costs.

We may incur higher medical benefit costs in the future.

We are self-insured for our employee medical plan. The average age of our employees is 45 years. Approximately 16% of our employees are age 60 or over. While our medical costs in recent years have generally increased at the same level as the regional average, the age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced or expect. We have stop-loss coverage in place for catastrophic events, but the aggregate impact may have an effect on our profitability. Certain provisions in federal healthcare legislation, in particular the “unlimited lifetime benefit” that eliminated the practice of capping the amount of medical benefits available to an individual, could have a material adverse effect on us. If we are forced to provide an “unlimited lifetime benefit,” we would expect our medical costs to increase significantly.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult to obtain. Our liability insurance costs were $4.7 million in fiscal 2014 and $6.1 million in fiscal 2013. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage would have a material adverse effect on us.

Our business is seasonal.

Historically, our fourth fiscal quarter ending April 30 has been our strongest quarter with industry events and distributor shows heavily scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown, we have increased operating days during our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. As a result of our acquisition of Thompson/Center Arms, the degree to which summer seasonality impacts our business has slightly lessened because the hunting industry retailers generally take delivery of products during the summer months, well in advance of the fall hunting season.

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including polymer pistol frames, bolt carriers, rifle receivers, magazines, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers are U.S.-based and provide components and parts, such as cutting tools, polymer components, and metal-injected-molded components. The costs of these components and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials in producing and testing our products, including steel, wood, lead, brass, and plastics.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce the components and parts that we use in our products. The time lost in seeking and acquiring new sources could negatively impact our net sales and profitability. Shortages of ammunition also can adversely affect the demand for our products.

Damage or disruption to manufacturing and distribution capabilities of our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, or pandemics could impair our ability to manufacture or sell our products. Although we have insurance to cover potential loss from our suppliers for these events, we could experience losses in excess of our insured limits. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

Our new enterprise resource planning system could cause disruption to our operations.

We transitioned to a new enterprise resource planning, or ERP, system during fiscal 2014 utilizing SAP. We experienced some disruption in August 2013 as we introduced the new SAP system. If the ERP system does not perform as expected or if we experience renewed disruptions in that new system, or upon implementation of additional modules, it could impede our ability to manufacture products, order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a negative effect on our net sales and profitability. In addition, the implementation has and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

A significant disruption in our computer systems or a cyber-security breach could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, inventory replenishment, and other processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results. Any compromise of our data security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information, and a loss of confidence in our data security measures, which could harm our business.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Any movement away from high-quality, domestic firearms to lower priced or comparable foreign alternatives would adversely affect our business. Some of our competitors have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess and that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition in the firearm industry is primarily based on innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our ability to compete in one or more of these areas could have a negative impact on our business.

Potential strategic alliances may not achieve their objectives, which could impede our growth.

We have entered into strategic alliances in the past and anticipate that we will enter into new strategic alliances in the future. We continually explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Any new strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We may in the future expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and business. Acquisitions involve significant risks. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to complete acquisitions that we desire to make in the future will depend upon various factors, including the following:

•	the availability of suitable acquisition candidates at attractive purchase prices;

•	the ability to compete effectively for available acquisition opportunities;

•	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;

•	the ability of management to devote sufficient attention to acquisition efforts; and

•	the ability to obtain any requisite governmental or other approvals.

As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in increased legal, consulting, and other costs.

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

If we finance any future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market price of our common stock from time-to-time and the willingness of potential acquisition candidates to accept our common stock as full or partial consideration for the sale of their businesses. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings in order to pursue an acquisition could limit our growth.

We have limited acquisition experience. Our acquisitions of Thompson/Center Arms in January 2007 and SWSS in July 2009 resulted in substantial write-offs. Our purchase of substantially all the net assets of TTPP was a vertical integration and is too recent to assess.

Any future acquisitions may not meet our strategic objectives or perform as anticipated.

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

We may be unable to complete effectively an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks, including the following:

•	the potential disruption of our core businesses;

•	risks associated with entering markets and businesses in which we have little or no prior experience;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with increased regulatory or compliance matters;

•	failure to retain key customers, suppliers, or personnel of acquired businesses;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;

•	potential unknown liabilities associated with the acquired company;

•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;

•	failure of acquired businesses to achieve expected results;

•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and

•	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

Our growth strategy may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs.

Any borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

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

During fiscal 2014, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017, or the “5.875% Senior Notes”, to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes due 2016, or the “9.5% Senior Notes”, from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during fiscal 2014. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The degree to which we are now leveraged as a result of this transaction and our repurchase of $135.0 million of our common stock through a tender offer and in the open market could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

The failure to manage our growth could adversely affect our operations.

To continue to expand our business and enhance our competitive position, we must make significant investments in systems, equipment, facilities, and personnel. In addition, we may commit significant funds to enhance our sales, marketing, information technology, research and development, and licensing efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Managing our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	enhance our facilities and purchase additional equipment, which will include ongoing modernization and expansion of our Springfield, Massachusetts and Houlton, Maine facilities; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, marketing, and licensing efforts.

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

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program, or EDIP. This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from maintaining the required level of employment or investment in the future, we may be required to repay part or all of the tax credit received. Through the end of fiscal 2014, we recorded a total of $5.9 million in tax credits because of our compliance with the written EDIP Investment Analysis Plan. The remaining refundable tax credit will be earned over the next three years if we continue to comply with the EDIP Investment Analysis Plan.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Smith & Wesson, M&P, and Thompson/Center Arms brands, as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on print and electronic media advertising to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

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

One of our customers accounted for approximately 13.4%, 11.6%, and 12.2% of our net sales for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. This customer accounted for approximately $11.7 million, or 20.1%, of total accounts receivable as of April 30, 2014.

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

In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on us.

We face risks associated with international activities.

Political and economic conditions abroad may result in a reduction of our sales in numerous foreign countries; our purchase of ammunition magazines from Italy; and our purchase of accessories from China. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import parts from foreign suppliers.

Our foreign sales create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

•	compliance with U.S. and local laws and regulatory requirements including adverse changes in those laws and requirements;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	limitations on imports and exports;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	the possibility of appropriation of our assets without just compensation;

•	taxes, tariffs, and duties;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in countries in which we conduct business, including possible terrorist acts.

The investigation by the U.S. Department of Justice, or DOJ, for potential Foreign Corrupt Practices Act, or FCPA, violations as described below caused us to make substantial changes in our foreign sales personnel and foreign representatives, modify our processes, and cease sales in certain foreign countries. These actions have had and can be expected to continue to have a material adverse effect on the level of our foreign sales.

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

In addition, a significant number of our products are serial number controlled and detailed acquisition and disposition records must be kept to ensure compliance with federal regulations as administered by the ATF. Also, the export of our products is controlled by the International Traffic in Arms Regulations, or ITAR. ITAR implements the provisions of the Arms Export Control Act as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. Among its many provisions, ITAR requires a license application for the export of firearms and congressional approval for any application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, or CFATS, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, Massachusetts data privacy laws, and many other regulations surrounding employment law, environmental law, and taxation.

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

We are subject to lawsuits and governmental investigations and inquiries.

We are currently involved in numerous lawsuits, including a lawsuit involving a municipality and several product liability lawsuits.

We are also involved in purported stockholder derivative lawsuits. These actions were brought by putative plaintiffs on behalf of our company against certain of our officers and directors. The putative plaintiffs seek changes to our corporate governance, unspecified damages on behalf of our company from the individual defendants, and recovery of attorneys’ fees.

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

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, our disbarment by the U.S. Department of State, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others.

We were under investigation by the U.S. Department of Justice for potential FCPA violations.

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. Since that time, the DOJ has been conducting an investigation to determine whether we have violated the FCPA and we have continued to cooperate fully with the DOJ in this matter. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who are pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss.

Following extensive investigation and evaluation, the DOJ declined to pursue any FCPA charges against us and closed its investigation. The DOJ has noted our “thorough cooperation” in correspondence to the company.

We are under investigation by the SEC for potential violation of federal securities laws.

In May 2010, we received a letter from the staff of the SEC giving notice that the SEC was conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We have always taken, and continue to take seriously, our obligation as an industry leader to foster a responsible and ethical culture, which includes adherence to laws and industry regulations in the United States and abroad.

We are cooperating fully with the SEC in this matter and have undertaken a comprehensive review of company policies and procedures. We are in the final stages of discussions with the SEC staff that have brought us close to a resolution. Any future agreement is subject to final review and approval by the SEC Commissioners. Based upon the status of current discussions, we have estimated and accrued an expense of approximately $2.0 million in fiscal 2014.

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

From a remediation perspective, we may not have identified all existing contamination on our properties and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental health and safety compliance requirements or of the cost of resolution of future regulatory proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental health and safety laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental health and safety regulation may become burdensome in the future, and any such development could have an adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2014, our consolidated long-term indebtedness was $100.0 million. We did not have any short-term indebtedness as of April 30, 2014. As discussed elsewhere herein, we intend to incur additional indebtedness in the future, including borrowings under our revolving credit facility and high-yield capital market debt. Our indebtedness, after taking into account additional borrowings under our revolving credit facility and high yield capital market, and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

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

As of April 30, 2014, there were 55,352,679 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2014, we had outstanding nonqualified stock options to purchase 2,258,349 shares of common stock under our incentive stock plans and other option agreements, 567,775 undelivered time-based restricted stock units, and 447,700 unearned performance-based restricted stock units under our incentive stock plans. We had issued 176,204 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan during fiscal 2014. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the employee stock purchase plan. Shares covered by such registration statements upon the exercise of stock options or pursuant to the employee stock purchase plan generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Our success depends to a significant extent upon the continued services of our current management team, including P. James Debney, our President and Chief Executive Officer. The loss of Mr. Debney or one or more of our other key executives or employees could have a material adverse effect on our business. Except for Mr. Debney, we do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without advance notice, subject, to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

We own three manufacturing facilities. Our principal facility is a 575,000 square-foot facility located in Springfield, Massachusetts. We also own a 38,000 square-foot facility in Houlton, Maine and a 150,000 square foot facility in Deep River, Connecticut. The Springfield facility is primarily used to manufacture our handguns, modern sporting rifles, and hunting rifles; and the Houlton facility was primarily used to manufacture handguns, handcuffs, and restraints. In fiscal 2015, our Houlton, Maine facility will be converted into a machining center and all assembly, finishing, and small parts operations will be transferred to our Springfield, Massachusetts facility. Our Deep River facility will be primarily used for custom plastic injection molding services, rapid prototyping, and tooling. We believe that each facility is in good condition and capable of producing products at current and levels of production capacity. In addition, we own a 57,000 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution and a private shooting facility.

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

The nature of the legal proceedings against us is discussed in Note 19 to our consolidated financial statements, which is incorporated herein by reference.

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

	High	Low
2013
First quarter	$10.25	$6.07
Second quarter	$11.24	$7.40
Third quarter	$11.25	$7.67
Fourth quarter	$10.63	$8.25
2014
First quarter	$11.96	$8.53
Second quarter	$13.38	$10.25
Third quarter	$15.56	$10.76
Fourth quarter	$15.70	$11.31

On June 16, 2014, the last reported sale price of our common stock was $16.67 per share. On June 16, 2014, there were approximately 734 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility and the indenture governing our Senior Notes restrict our ability to pay dividends.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2014 for (i) our common stock; (ii) the Russell 2000 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable company (Peer Group (2) on the graph below); (iv) a peer group consisting of Sturm, Ruger & Company, Inc. TASER International, Inc., Arctic Cat Inc., and National Presto Industries, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2009. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The Russell 2000 Index,

And Two Peer Groups

*	$100 invested on April 30, 2009 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2014 (dollars in thousands, except per share data):

	Total # of Shares Purchased	Average Price Paid Per Share	Total # of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2013	1,417,233	$11.00	1,417,233	$84,410
August 1 to 31, 2013	668,224	10.99	668,224	92,069
September 1 to 30, 2013	6,730,977	11.14	6,730,977	17,234
October 1 to 31, 2013	197,694	11.32	197,694	15,000
December 1 to 31, 2013	647,801	12.87	647,801	6,663
January 1 to 31, 2014	495,775	13.44	495,775	—
March 1 to 31, 2014	—	—	—	30,000

Total	10,157,704	$11.32	10,157,704	$30,000

(1)	During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million, utilizing cash on hand, leaving $15.0 million of our common stock authorized to be purchased. During fiscal 2014, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaced the stock repurchase program that had been authorized in fiscal 2013. During fiscal 2014, we repurchased 1,417,233 shares of our common stock pursuant to a tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million utilizing cash on hand. We now have completed our $115.0 million stock repurchase program. Fees and expenses incurred related to the tender offer and open market purchases were $887,000 and were recorded in treasury stock. On March 28, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During May 2014, we repurchased approximately 203,000 shares of our common stock for $3.0 million utilizing cash on hand relating to our most recent stock repurchase program.

Item 6.	Selected Financial Data

The consolidated statements of income/(loss) and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2014, 2013, and 2012 and the consolidated balance sheet data as of April 30, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and comprehensive income/(loss) and cash flows data for the fiscal years ended April 30, 2011 and 2010 and the consolidated balance sheet data as of April 30, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share and ratio data)
Net sales	$626,620	$587,514	$411,997	$342,233	$357,926
Cost of sales	367,515	369,442	284,091	237,545	238,463
Gross profit	259,105	218,072	127,906	104,688	119,463
Operating expenses	108,117	85,238	82,990	86,897	79,391
Operating income from continuing operations	150,988	132,834	44,916	17,791	40,072
Total other income/(expense), net	(14,266)	(4,928)	(5,901)	(4,257)	(4,001)
Income from continuing operations before income taxes	136,722	127,906	39,015	13,534	36,071
Income tax expense	48,095	46,500	12,582	5,454	14,088
Income from continuing operations	88,627	81,406	26,433	8,080	21,983
Discontinued operations:
(Loss)/income from operation of discontinued security solutions division	(456)	(3,605)	(15,945)	(96,055)	11,279
Income tax expense/(benefit)	(1,134)	(912)	(5,617)	(5,206)	752
Income/(loss) from operation of discontinued security solutions division	678	(2,693)	(10,328)	(90,849)	10,527
Net income/(loss)/comprehensive income/(loss)	$89,305	$78,713	$16,105	$(82,769)	$32,510
Net income/(loss) per share:
Basic — continuing operations	$1.51	$1.25	$0.41	$0.13	$0.38
Basic — net income/(loss)	$1.52	$1.21	$0.25	$(1.37)	$0.56
Diluted — continuing operations	$1.47	$1.22	$0.40	$0.13	$0.37
Diluted — net income/(loss)	$1.49	$1.18	$0.25	$(1.30)	$0.53
Weighted average number of shares outstanding
Basic	58,668	65,155	64,788	60,622	58,195
Diluted	60,114	66,642	67,277	63,621	65,456
Depreciation and amortization	$21,704	$16,730	$15,487	$13,230	$11,245
Capital expenditures	$53,282	$41,421	$13,770	$19,837	$16,831
Year-end financial position:
Working capital	$146,628	$146,973	$107,369	$87,727	$87,648
Current ratio	2.6	2.8	2.3	1.7	1.9
Total assets	$381,503	$326,989	$261,674	$280,028	$349,100
Current portion of notes payable	$—	$—	$—	$30,000	$—
Notes payable, net of current portion	$100,000	$43,559	$50,000	$50,000	$80,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See Note 4 — Discontinued Operations in the notes to consolidated financial statements and Discontinued Operations below for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2014 Highlights

Our fiscal 2014 net sales of $626.6 million represented an increase of 6.7% over our fiscal 2013 net sales. It should be noted that Walther net sales were $36.0 million less than for the prior fiscal year, primarily because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Excluding Walther, sales increased $75.1 million, or 13.8%, over the prior fiscal year. Income from continuing operations for fiscal 2014 was $88.6 million, or $1.47 per fully diluted share, compared with income from continuing operations of $81.4 million, or $1.22 per fully diluted share, for fiscal 2013. Our operating results for fiscal 2014 were affected by numerous factors, including the following:

•

The 13.8% increase in net sales, excluding Walther, was primarily driven by our ability to respond to consistently increased consumer demand over the past year with a 16.2% increase in firearm units produced, particularly in our M&P branded polymer products and smaller size pistols. Sales were also impacted favorably by price increases on certain of our products and a strategic change in our production mix.

•

The introduction of new products in the last several years combined with increased production volumes for our M&P branded polymer pistols had a positive impact on our net sales and gross margins for fiscal 2014. In addition, increased consumer demand for certain of our products and increased customer acceptance of firearms has attributed to our sales and gross margin.

•

Our gross margin increased 4.2 percentage points from the prior fiscal year primarily as a result of additional manufacturing capacity resulting in increased sales volume of our higher margin products, the termination of our Walther distribution agreement, which had lower gross margins, the improvement in manufacturing fixed-cost absorption that exceeded volume-related spending, reduced recall expenses, and lower promotional spending. We also implemented a new pricing and discount structure on selected products that improved both net sales and gross profit.

•

We invested $30.4 million to upgrade our ERP system to SAP, including $12.3 million of support and maintenance expenses recorded in general and administration expense. We intend to continue investing in improving our systems in order to enhance our efficiency, improve information reporting, and strengthen internal controls.

•

We sold an aggregate of $47.1 million of 5.875% Senior Notes due in 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes held by existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance. We recorded $4.3 million of interest expense and $795,000 of debt issuance write-off costs to retire the outstanding 9.5% Senior Notes during fiscal 2014.

Our Business

We are one of the world’s leading manufacturers of firearms. We sell our products under the Smith & Wesson brand, the M&P brand, and the Thompson/Center Arms brand. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and black powder firearms), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns and handcuffs in the United States. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. In addition, with the purchase of the net assets of TTPP in May 2014, we will begin offering injection molded parts both to firearm and non-firearm customers.

We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of products we produce.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding large non-recurring items), which is a non-GAAP financial metric, to evaluate our performance. We evaluate our various firearm products by such measurements as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day.

Key Industry Data

Firearms have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, U.S. handgun sales increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. Sales levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when sales increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Like the increase in 1992, this increase in sales was temporary in nature and sales returned to more normal levels in fiscal 2010. In late calendar 2012 and early calendar 2013, orders again increased rapidly in what appears to be in response to fears of renewed legislative activity surrounding restrictions on the sale or makeup of firearms. In addition, it appears that sales for our products have recently increased because of our ability to increase production capacity to service orders from increased consumer demand caused by increased social acceptance of firearms. We also believe the variety of products we offer and the attractive price points we maintain will be important factors in increasing our market share. Based on data from calendar 2013, we estimate that we have a 16% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001.

Results of Operations

Net Sales

The following table sets forth certain information regarding net product and services sales for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Handguns	$422,992	$324,627	$98,365	30.3%	$238,439
Long Guns	155,311	179,187	(23,876)	-13.3%	102,414
Walther	5,651	41,646	(35,995)	-86.4%	32,316
Other Products & Services	42,666	42,054	612	1.5%	38,828

Total Net Sales	$626,620	$587,514	$39,106	6.7%	$411,997

Fiscal 2014 Net Sales Compared with Fiscal 2013

Net sales for fiscal 2014 increased 6.7% over the prior fiscal year as we were able to address increased consumer demand, particularly for our handgun products, which saw a net sales increase of 30.3% over the prior fiscal year. Handgun net sales were driven primarily by increased production volumes of our M&P branded polymer pistol products and smaller sized pistols and revolvers. Net sales for our long guns decreased $23.9 million, or 13.3%, from the prior fiscal year, primarily because of reduced bolt action rifle sales as we serviced the Thompson/Center Arms bolt action rifle recall and reduced sales of our rimfire M&P rifles caused primarily by ammunition constraints. Those lower rifle sales were offset by increased sales of our centerfire M&P rifles, including an M&P rifle newly introduced in 2013. In addition, during fiscal 2013, we implemented a new pricing and discount structure that improved net sales. Walther net sales were $36.0 million, or 86.4%,less than for the prior fiscal year primarily because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Walther net sales for fiscal 2014 related to those products we manufacture on behalf of Walther at our Houlton, Maine facility through an agreement that expired on April 30, 2014. Net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales compared with the prior fiscal year by 1.2% while increases in the number of units sold impacted net sales by 6.6%. New products, defined as any new SKU not shipped in the prior fiscal year, represented 2.2% of total net sales for the fiscal year ended April 30, 2014.

Our order backlog as of April 30, 2014 was $230.4 million, which was $646.9 million lower than at the end of fiscal 2013. Orders received that have not yet shipped could be cancelled, particularly if demand were to suddenly decrease. Therefore, our backlog at any time may not be indicative of future sales. During fiscal 2013, we believe that a number of firearm retailers may have placed orders that exceeded their actual requirements. It was likely that such orders resulted in our distributors placing excess orders with us, inflating our backlog as of April 30, 2013. Backlog amounts do not include our distributor and importer relationship with Walther, which was not continued at the end of fiscal 2013.

Net sales into our sporting goods distribution channel, excluding Walther products, were $555.9 million, a $73.9 million, or a 15.3%, increase over sales of $482.0 million, excluding Walther products, for fiscal 2013, primarily driven by increased handgun sales because of increased production capacity to satisfy demand. Net sales into our professional channels, which exclude Walther products and include federal, international, and law enforcement sales, were $65.0 million, a $1.2 million, or 1.9%, increase over fiscal 2013 net sales of $63.8 million. Increased sales into our professional channels were primarily a result of increased handgun sales to law enforcement customers.

Fiscal 2013 Net Sales Compared with Fiscal 2012

Net sales for fiscal 2013 increased 42.6% over fiscal 2012 as we were able to address increased consumer demand over the prior two years with a 40.4% increase in firearm units produced. Our fiscal 2013 handgun products sales, which saw a net sales increase of 36.1% over fiscal year 2012, were driven primarily by capacity increases on polymer pistol products and the growth in the concealed carry marketplace. Strong consumer demand for our M&P rifles, including our full size, sport, and .22 caliber long gun models, increased net sales for that category by 75.0% fiscal 2013. We also experienced productivity and efficiency gains as we completed the move of the production of our hunting products to our Springfield, Massachusetts facility resulting in increased unit sales of our bolt action rifles. In addition, during fiscal 2013, we implemented a new pricing and discount structure that improved net sales. Walther net sales increased 28.9% from fiscal 2012 because of additional promotions and product availability in a market with high consumer demand.

Net sales into our sporting goods distribution channel were $482.0 million, a $147.0 million, or 43.9%, increase over sales of $335.0 million for fiscal 2012, primarily driven by increased customer demand for our polymer pistols and long guns and an increase in production capacity. Net sales into our professional channels, which include federal, international, and law enforcement sales, were $63.8 million, a $19.1 million, or 42.7%, increase from fiscal 2012 net sales of $44.7 million. Increased orders into our professional channels were primarily a result of increased net sales of our polymer products and long guns to law enforcement as well as increased international shipments to Puerto Rico and Canada. These amounts do not include our distributor and importer business with Walther, which terminated at the end of fiscal 2013 or our manufacturing arrangement for Walther PPK handguns, which ended at the end of fiscal 2014.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Cost of sales	$367,515	$369,442	$(1,927)	-0.5%	$284,091
% of net sales	58.7%	62.9%			69.0%
Gross profit	$259,105	$218,072	$41,033	18.8%	$127,906
% of net sales	41.3%	37.1%			31.0%

Fiscal 2014 Cost of Sales and Gross Profit Compared with Fiscal 2013

Gross profit for fiscal 2014 increased over the prior fiscal year primarily because of an increase in sales volume, a strategic change in production mix to higher margin polymer pistol products, and capacity increases that more than offset spending increases during the period. Overall gross profit percentage increased 4.2 percentage points over the prior fiscal year with improved mix contributing 0.7 percentage points, or $3.7 million, to gross margin because of an increase in the volume of polymer pistols produced, offset by lower margin products, such as Walther products. Improved manufacturing efficiency and absorption because of increased production benefitted gross margin by 3.1 percentage points, or $31.7 million, while reduced spending on promotions improved gross profit margin by 0.7 percentage points, or $4.6 million. The 2013 change to our pricing and discount structure, combined with the January 2014 price increase on selected products, increased gross margin percentage by 0.6 percentage points, or $6.9 million. Increased manufacturing and volume-related spending negatively impacted gross profit percentage by 1.8 percentage point, or $11.6 million. As mentioned below, we incurred $3.0 million of warranty costs associated with the Thompson/Center Arms bolt action rifle recall in fiscal 2013, which negatively impacted gross margins by 0.5% in the prior fiscal year.

Fiscal 2013 Cost of Sales and Gross Profit Compared with Fiscal 2012

Gross profit for fiscal 2013 increased over fiscal 2012 primarily because of an increase in sales volume and a shift in product mix to higher margin polymer pistol products and long guns as a result of increased capacity to meet demand. The increased gross profit was also a result of increased production volumes and favorable production mix, which resulted in a corresponding improvement in manufacturing fixed-cost absorption. That absorption increase, along with increased manufacturing efficiencies, resulted in a 5.5 percentage point, or $84.6 million in gross profit, increase, partially offset by increased volume-related spending of $4.6 million, or 0.7 percentage points. During fiscal 2013, we incurred $3.0 million of warranty costs associated with the Thompson/Center Arms bolt action rifle recall, and in fiscal 2012, we incurred $1.6 million of warranty costs associated with the Thompson/Center Arms Venture rifle recall. The fiscal 2013 unfavorable impact of the bolt action rifle recall was offset by costs incurred in fiscal 2012 relating to the prior year recall, resulted in an unfavorable impact on gross profit of 0.2 percentage points, or $1.4 million in fiscal 2013. During fiscal 2012, we also incurred $2.3 million of costs associated with the consolidation of our hunting production from Rochester, New Hampshire to our Springfield, Massachusetts facility, which were completed in the prior fiscal year. We did not incur these costs in fiscal 2013, which favorably impacted gross profit by 0.4 percentage points, or $2.4 million. We had favorable currency exchange gains of 0.4 percentage points, or $2.6 million, on international purchases of products manufactured at Walther facilities, and our pricing increases on a selection of products benefitted gross margin by 1.0 percentage points, or $8.7 million.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Research and development	$5,648	$4,790	$858	17.9%	$4,544
Selling and marketing	33,515	30,112	3,403	11.3%	31,327
General and administrative	68,954	50,336	18,618	37.0%	47,119

Total operating expenses	$108,117	$85,238	$22,879	26.8%	$82,990
% of net sales	17.3%	14.5%			20.1%

Fiscal 2014 Operating Expenses Compared with Fiscal 2013

Research and development expenses increased $858,000 compared with fiscal 2013 primarily because of $466,000 additional salary and benefit costs and $209,000 of additional depreciation expense. Selling and marketing expenses increased $3.4 million, which was primarily as a result of $2.5 million related to our new retail sales associate rewards program and $599,000 of additional trade show expenses due to timing. General and administrative costs increased $18.6 million over the prior year because of $4.2 million of increased salary and benefits expense from additional headcount to support our business growth and management incentive accruals; $4.1 million of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014; $1.5 million of additional profit sharing expense as a result of increased eligible compensation; $1.3 million of additional depreciation expense; and $7.2 million of additional consulting fees primarily associated with the support and employee training for our new SAP system.

Operating expenses as a percentage of net sales increased by 2.8%, predominately because of the increased spending for our new dealer incentive program, servicing our new ERP system, and additional stock-based compensation expense mentioned above.

Fiscal 2013 Operating Expenses Compared with Fiscal 2012

Research and development costs for fiscal 2013 were relatively flat compared with fiscal 2012 with increased salary and benefit costs offset by reduced consulting expenses. Selling and marketing expenses decreased $1.3 million in fiscal 2013, which was largely due to a $1.0 million reduction in consulting and outside services relating to market research and an $873,000 reduction in sample costs from fiscal 2012. General and administrative costs for fiscal 2013 increased over fiscal 2012 because of $1.5 million of additional profit sharing expense; $2.5 million of increased incentive accruals; and $1.9 million of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2012; $1.2 million of additional bad debt expense offset by $2.5 million of reduced legal and consulting fees, of which $2.3 million related to our investigation of the DOJ and SEC matters and $988,000 of employee-related costs resulting from severance benefits paid to our former President and Chief Executive Officer in the prior year.

Operating expenses as a percentage of net sales for fiscal 2013 decreased by 5.6%, predominately because the increased volume did not require a corresponding increase in operating expenses. In addition, reduced market research and sample costs and reduced costs related to the DOJ and SEC matters were partially offset by increased employee costs.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Operating income from continuing operations	$150,988	$132,834	$18,154	13.7%	$44,916
% of net sales	24.1%	22.6%			10.9%

Fiscal 2014 Operating Income from Continuing Operations Compared with Fiscal 2013

In fiscal 2014, operating income from continuing operations increased by $18.2 million over the prior fiscal year primarily from increased sales volume because of increased production capacity and the related gross profit, the corresponding impact of improved favorable fixed-cost absorption, increased manufacturing efficiencies, and price increases on selected products, offset by a 26.8% increase in operating expenses primarily because of expenses associated with our new retail sales associate rewards program and trade show expenses, administrative costs relating to the support and employee training for our new ERP system, additional stock-based compensation expense primarily from RSUs and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014, salary and benefit costs, and additional depreciation expense from increased capital expenditures.

Fiscal 2013 Operating Income from Continuing Operations Compared with Fiscal 2012

In fiscal 2013, we increased sales by over 42% while only increasing operating expenses by 3%. Thus, the increase in operating income from continuing operations resulted from increased sales volumes which improved manufacturing fixed-cost absorption, favorable production mix, increased manufacturing efficiencies, and price increases on selected products. We also experienced reduced plant consolidation costs as a result of moving the production of our hunting products to our Springfield, Massachusetts facility in fiscal 2012, reduced legal and consulting fees on the DOJ and SEC matters as well as related improvements made to our customer acceptance process in foreign markets, partially offset by increased employee costs associated with increased profitability, and costs associated with the recall of our Thompson/Center Arms bolt action rifles noted above

Other (Expense)/Income

The following table sets forth certain information regarding other (expense)/income for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Other (expense) income	$(2,154)	$39	$(2,193)	—	$78

Other expense was $2.2 million for fiscal 2014 primarily as a result of a $2.0 million expense we recorded based on a pending resolution to an SEC investigation. Any future agreement is subject to final review and approval by the SEC Commissioners.

Other income in fiscal 2013 and 2012 relates primarily to rental income we recorded as a result of an agreement with the buyer of our foundry business in fiscal 2012.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Interest expense	$12,261	$5,781	$6,480	112.1%	$7,484

Interest expense increased for fiscal 2014 over the prior fiscal year, primarily as a result of servicing our $100.0 million 5.875% Senior Notes compared with our exchanged $43.6 million 9.5% Senior Notes in the prior fiscal year. As a result of this exchange, we incurred $4.3 million of bond premium and $795,000 of debt issuance write-off costs to retire the outstanding 9.5% Senior Notes.

Interest expense decreased for fiscal 2013 compared with fiscal 2012 because of the repurchase of $30.0 million of our 4.0% senior convertible notes (the “Convertible Notes”) in fiscal 2012 and reduced amortization in connection with the write off of debt issuance costs as a result of the reduction of our line of credit during the prior fiscal year. The reduction of interest expense was offset by $552,000 of additional bond premium and $173,000 of debt issuance write-off costs to retire $6.4 million of our 9.5% Senior Notes during fiscal 2013.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Income tax expense	$48,095	$46,500	$1,595	3.4%	$12,582

Our income tax expense for fiscal 2014 included the effect of changes in temporary differences between book value and tax bases of assets and liabilities and net operating loss carryforwards. These amounts are reflected in the balance of our net deferred tax assets, which totaled $5.7 million, after valuation allowance, as of April 30, 2014.

We had federal net operating loss carryforwards amounting to $649,000, $757,000, and $865,000 as of April 30, 2014, 2013, and 2012, respectively. The net operating loss carryforwards at April 30, 2014 expire in fiscal 2020. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $108,000 in fiscal 2015 and each subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Adjustments to book versus tax difference on inventory and deferred compensation increased the overall net deferred tax asset from $4.2 million as of April 30, 2013 to $5.7 million as of April 30, 2014.

There were $16.2 million and $23.1 million of state net operating loss carryforwards as of April 30, 2014 and 2013, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2033. There were $2.6 million and $2.3 million of state tax credit carryforwards as of April 30, 2014 and 2013, respectively. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025, or have no expiration date.

As of April 30, 2014, valuation allowances of $686,000 and $1.7 million were provided on our deferred tax assets for state net operating losses and state tax credits, respectively, that we do not anticipate using prior to their expiration and a $12,000 valuation allowance was provided on other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2013, valuation allowances of $973,000, and $1.5 million were provided on our deferred tax assets for a federal capital loss carryforwards, state net operating losses, and state tax credits, respectively and a $20,000 valuation allowance was provided on other state deferred tax assets for which we anticipate we will realize no benefit. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2015 or 2013, as we believe that it is more likely than not that all such assets will be realized.

In order to utilize the unreserved portion of our net operating loss carryforwards, the minimum level of annual taxable income that we would have to achieve must equal or exceed the amount of federal net operating carryforwards for fiscal 2015 through 2020. Our management believes that achievement of that level of taxable income is more likely than not based on historical performance and future projections, including new product offerings, pricing decisions, marketing efforts and expected spending levels.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change	2012
Income from continuing operations	$88,627	$81,406	$7,221	8.9%	$26,433
Net income per share from continuing operations
Basic	$1.51	$1.25	$0.26	20.8%	$0.41
Diluted	$1.47	$1.22	$0.25	20.5%	$0.40

Fiscal 2014 Income from Continuing Operations Compared with Fiscal 2013

Income from continuing operations of $88.6 million for fiscal 2014 was $7.2 million higher than the $81.4 million recorded for the prior fiscal year, primarily because of increased sales volumes and corresponding gross profit, as well as our new pricing and discount structure that resulted in improved profitability. Net income per basic and diluted share from continuing operations for fiscal 2014 was favorably impacted as a result of our completed tender offer and open market purchases of our common stock that occurred in December 2012 and August through January 2014 totaling $135.0 million at an average price of $11.01 per share, or 12.3 million shares.

Fiscal 2013 Income from Continuing Operations Compared with Fiscal 2012

Income from continuing operations of $81.4 million for fiscal 2013 was $55.0 million higher than the $26.4 million recorded for fiscal 2012. Income from continuing operations was favorably impacted by the same items noted above for fiscal 2014. We also experienced less legal and consulting fees and reduced interest expense, offset by increased employee costs related to improved profitability and the recall of our bolt action rifles. Net income per basic and diluted share from continuing operations for fiscal 2013 was favorably impacted as a result of our repurchase of $20.0 million of our common stock under our stock repurchase program.

Discontinued Operations

The following is a summary of the operating results of discontinued operations of our security solutions division for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands, except per share data):

	For the Year Ended April 30,
	2014	2013	$ Change	% Change	2012
Net sales from discontinued operations	$—	$6,732	$(6,732)	-100.0%	$30,752
Loss from discontinued operations before income taxes	$(456)	$(3,605)	$3,149	-87.4%	$(15,945)
Income tax benefit	$(1,134)	$(912)	$(222)	24.3%	(5,617)
Income/(loss) from discontinued operations	$678	$(2,693)	$3,371	-125.2%	$(10,328)
Basic — discontinued operations	$0.01	$(0.04)	$0.05	-125.0%	$(0.16)
Diluted — discontinued operations	$0.01	$(0.04)	$0.05	-125.0%	$(0.15)

We completed the disposition of SWSS on July 26, 2012. As a result, there were no net sales from discontinued operations for fiscal 2014. The loss before income taxes in fiscal 2014 related primarily to legal fees associated with retained liabilities. The favorable income tax benefit in fiscal 2014 is the result of the reversal of an uncertain tax position whose statute of limitations had expired. The loss from discontinued operations was lower for fiscal 2013 as compared with fiscal 2012 due to reduced operating expenses from the completed divestiture of the business.

During fiscal 2014 and 2013, we recognized $523,000 and $295,000, respectively, of licensing revenue relating to our licensing agreement with FutureNet. During the years ended April 30, 2013 and 2012, we recognized a loss on sale of the disposal group of $1.2 million and $5.5 million, respectively, which was included in loss from discontinued operations.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including any potential acquisitions or investments, and to service our existing debt. Capital expenditures for new products, capacity expansion, and process improvements represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	2014	2013	$ Change	% Change	2012
Operating activities	$90,206	$98,098	$(7,892)	-8.0%	$37,372
Investing activities	(62,616)	(32,910)	(29,706)	-90.3%	(13,389)
Financing activities	(59,217)	(21,418)	(37,799)	-176.5%	(25,558)

Total cash flow	$(31,627)	$43,770	$(75,397)	172.3%	$(1,575)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash flows from operating activities in fiscal 2014 were $90.2 million, or $7.9 million lower than in the prior fiscal year, primarily as a result of a $23.7 million increase in inventory levels to accommodate customer demand for our polymer pistol products and increased long gun finished goods inventory due to the bolt action rifle recall and ammunition constraints. Adjustments to book versus tax difference on inventory and deferred compensation increased the overall net deferred tax asset by $1.5 million. In addition, accounts receivable increased $9.6 million as a result of increased net sales volume and timing of customer payments. Cash provided by operating activities for fiscal 2014 was favorably impacted by a $10.6 million increase in net income; a $5.0 million increase in amortization and depreciation expense from increased capital spending, particularly spending related to our new ERP system; a $4.1 million increase in stock-based compensation expense relating to awards issued to our employees at the end of fiscal 2013 and beginning of fiscal 2014; and a $6.5 million increase in accounts payable due to timing of inventory purchases.

During fiscal 2013, we generated $98.1 million in cash from operating activities, an increase of $60.7 million from the $37.4 million of cash generated by operating activities in fiscal 2012.Cash generated for fiscal 2013 was primarily because of a $62.6 million increase in net income as well as a $3.8 million increase in management incentive accruals. Cash provided by operating activities was unfavorably impacted by a $7.7 million increase in inventory levels because of increased parts purchases related to capacity increases for our polymer pistol and long gun products. Cash provided by operating activities was also unfavorably impacted by $5.3 million of reduced accrued other expenses, including reduced accruals for distributor incentives. In addition, in fiscal 2013, income tax payments were higher as a result of our higher taxable income.

Investing Activities

Cash used for investing activities increased by $29.7 million for fiscal 2014 compared with fiscal 2013 as a result of increased capital spending of $11.9 million during the period and $9.3 million of deposits for machinery and equipment. Also impacting the increase in cash used in investing activities was $7.5 million of proceeds received for the sale of our discontinued operations and $1.0 million of proceeds from the sale of the land and building located in Rochester, New Hampshire in fiscal 2013. Major capital expenditures in fiscal 2014 relate to increasing capacity for existing products, improving production efficiencies, tooling for new product offerings, implementation of a new SAP system, and various projects designed to upgrade manufacturing technology. We have estimated that it will take $40.4 million to complete our current capital expenditures in progress.

Cash used for investing activities increased by $19.5 million for fiscal 2013 compared with fiscal 2012 as a result of increased capital spending of $27.7 million over fiscal 2012, partially offset by $7.5 million received for the sale of our discontinued operations and $1.0 million of proceeds from the sale of the land and building located in Rochester, New Hampshire as noted above.

Financing Activities

Cash used in financing activities was $59.2 million for fiscal 2014 compared with $21.4 million for fiscal 2013, primarily as a result of our completed tender offer and stock repurchases as described below. The cash used in financing activities was offset by $56.4 million of net proceeds related to the issuance of new 5.875% Senior Notes in exchange for 9.5% Senior Notes. We paid $4.3 million of interest and $3.8 million of debt issuance costs relating to this exchange. We had no short-term bank borrowings in fiscal 2014 or 2013. At April 30, 2014, we had open letters of credit aggregating $1.1 million.

Cash used by financing activities was $21.4 million for fiscal 2013 compared with $25.6 million for fiscal 2012. The usage in fiscal 2013 primarily related to our stock repurchase program, as discussed below, under which we purchased $20.0 million of our common stock in the open market utilizing cash on hand. We also purchased $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. The purchases of our 9.5% Senior Notes were offset by $4.8 million of proceeds from exercise of options to acquire our common stock, including purchases of our common stock for our Employee Stock Purchase Plan, or ESPP. Cash used in financing activities in fiscal 2012 included the repurchase of $30.0 million of the Convertible Notes offset by proceeds of $4.4 million in the form of a refundable tax credit received from the Massachusetts Economic Development Incentive Program.

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased. During fiscal 2014, our board authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for repurchase through a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaced the stock repurchase program that had been authorized in fiscal 2013. During fiscal 2014, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million utilizing cash on hand. We have now completed our $115.0 million stock repurchase program. Fees and expenses incurred related to the tender offer and open market purchases were $887,000 and were recorded in treasury stock. On March 28, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During May 2014, we repurchased approximately 203,000 shares of our common stock for $3.0 million utilizing cash on hand relating to our most recent stock repurchase program.

At April 30, 2014, we had $68.9 million in cash and cash equivalents on hand. During fiscal 2014, we completed our authorized stock repurchase programs by repurchasing $16.0 million of our common stock through a tender offer and $99.9 million of our common stock in the open market utilizing cash on hand. We had a $75.0 million revolving line of credit with the lenders, upon which we had no borrowings as of April 30, 2014. Our credit agreement with the Lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2014.

During fiscal 2014, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes held by existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during fiscal 2014. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense relating to the exchange and defeasance of our 9.5% Senior Notes and amortized $795,000 of debt issue costs related to the exchange and defeasance during fiscal 2014.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited to the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we were allowed to purchase an additional $85.0 million of shares in fiscal 2014 in accordance with the agreement with the Lenders.

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

As of April 30, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and will mature on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the new credit facility will be used for general corporate purposes.

Based upon our current working capital position, current operating plans, the purchase of substantially all of the net assets of TTPP mentioned above, the potential repurchase of $30.0 million of our common stock authorized under our stock repurchase plan, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from major acquisitions.

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

Inflation

We do not believe that inflation had a material impact on us during fiscal 2014, 2013, or 2012.

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

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, most of this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2014, minimum royalties to be collected in the future amounted to $5.6 million.

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

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are property, plant, and equipment, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken in fiscal 2014, 2013, or 2012 for continuing operations based on the review of long-lived assets.

Product Liability

We provide reserves for potential product liability defense costs based on estimates determined in consultation with litigation counsel. Adjustments to the provision for product liability are evaluated on an ongoing basis and are charged or credited to cost of products and services sold. This evaluation is based upon information regarding potential or existing product liability cases. Any future costs related to this evaluation are recorded when considered both probable and reasonably estimable. As of April 30, 2014, we believe that we have provided adequate reserves for defense costs.

Environmental Liability

We provide reserves for potential environmental obligations that we consider probable and for which reasonable estimates of such obligations can be made. As of April 30, 2014, we had a reserve of $623,000 for environmental matters, which is recorded on an undiscounted basis. We believe the likelihood of environmental remediation costs exceeding the amount accrued to be remote.

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

Warranty

We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products and provide warranties for up to two years on the materials and workmanship in our security solutions projects, which includes products purchased by us from third-party manufacturers. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and the current repair costs. We make adjustments to accruals as warranty claim data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost on the date of the grant using the Black-Scholes method for stock options and purchases under our employee stock purchase plan and the Monte-Carlo method for market-condition performance-based restricted stock units (“PSUs”). We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under our employee stock purchase plan on the date of the grant using the Black-Scholes option pricing model discounted by an estimated forfeiture rate (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). We estimate fair value of each PSU award on the date of the grant using the Monte-Carlo model (using the grant date market value of our common stock and the NASDAQ Composite Index and the Russell 2000 Index (“RUT”), Expected volatilities of our common stock and the NASDAQ Composite Index and the RUT, correlation coefficient between our common stock and the NASDAQ Composite Index and the RUT, risk-free interest rate, and dividend yield).

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 2 to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2014 (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$112,501	$5,875	$106,626	$—	$—
Capital lease obligation	2,685	596	2,089	—
Operating lease obligations	1,342	989	280	73	—
Purchase obligations	67,364	67,364	—	—	—
Unrecognized tax benefits	84	—	84	—	—

Total obligations	$183,976	$74,824	$109,079	$73	$—

During fiscal 2014, we sold an aggregate of $100.0 million of 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our 9.5% Senior Notes held by existing holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash. Included in the above long-term debt obligation is $12.5 million of contractually obligated interest payments pertaining to the $100.0 million remaining balance of our 5.875% Senior Notes, which represents interest payments through June 15, 2017.

During fiscal 2012, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Included in the above capital lease obligation is $265,000 of contractually obligated interest payments pertaining to the $3.5 million capital lease.

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

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to changes in the value of the euro relative to the U.S. dollar. We had annual inventory purchases of $8.2 million from a European supplier. A portion of our gross sales during the three months and fiscal year ended April 30, 2014 ($1.7 million and $5.7 million, respectively, representing approximately 1.0% and 0.9%, respectively, of aggregate gross sales) came from sales of goods that were purchased, in whole or in part, from a European manufacturer, in euros. This exposes us to risk from foreign exchange rate fluctuations. At the end of fiscal 2013, we ended our exclusive U.S. importer and distributor agreement with this European supplier, however, we will continue to purchase from our European supplier in fiscal 2015 under the existing production rights agreement. We estimate that our inventory purchases in fiscal 2015 will be approximately $1.7 million. Because of the planned reduction in our purchases to this European supplier in fiscal 2015, a 10% drop in the value of the U.S. dollar in relation to the euro would not be material to our business.

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

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2014, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, BDO USA, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 as stated in their report dated June 19, 2014, on page 51 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

Report of Independent Registered Public Accounting Firm

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited Smith & Wesson Holding Corporation’s (the “Company”) internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Smith & Wesson Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smith & Wesson Holding Corporation as of April 30, 2014 and 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014 and our report dated June 19, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts
June 19, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2014, 2013, and 2012 is set forth on page F-36 of this report.

(b) Exhibits

Exhibit Number	Exhibit
2.2	Agreement and Plan of Merger, dated as of December 15, 2006, by and among the Registrant, SWAC-TC, Inc., Bear Lake Acquisition Corp., TGV Partners-TCA Investors, LLC, E.G. Kendrick Jr., and Gregory J. Ritz(1)
2.8	Agreement and Plan of Merger, dated as of June 18, 2009, among the Registrant, SWAC-USR I, Inc., SWAC-USR II, Inc., Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(2)
2.8(a)	Waiver and Amendment No. 1 to Agreement and Plan of Merger, dated as of August 19, 2010, by and among the Registrant, Universal Safety Response, Inc., and William C. Cohen, Jr., as Stockholders’ Representative(3)

Exhibit Number	Exhibit
3.1	Amended and Restated Articles of Incorporation(4)
3.3(a)	Amended and Restated Bylaws(5)
3.9	Certificate of Designation of Series A Junior Participating Preferred Stock(6)
3.9(a)	Certificate of Withdrawal of Certificate of Designation(38)
4.1	Form of Common Stock Certificate(7)
4.5	Registration Rights Agreement between Saf-T-Hammer Corporation and Colton Melby dated May 6, 2001(8)
4.10	Registration Rights Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
4.11	Indenture, dated December 15, 2006, between the Registrant and The Bank of New York Trust Company, N.A.(9)
4.12	Rights Agreement, dated as of August 25, 2005, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(6)
4.12(a)	Amendment and Termination of Rights Agreement, dated as of October 1, 2013, by and between the Registrant and Interwest Transfer Company, Inc., as Rights Agent(38)
4.19	Form of Indenture(10)
4.20	Registration Agreement, dated as of July 20, 2009, among the Registrant and the holders named therein(11)
4.21	Indenture, dated as of January 14, 2011, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(12)
4.25	Form of Indenture(36)
4.30	Indenture, dated as of June 17, 2013, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(37)
4.30(a)	First Supplemental Indenture, dated as of June 26, 2013, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(39)
10.2	Trademark Agency Agreement between UMAREX Sportwaffen, GmbH and Smith & Wesson Corp. dated March 11, 2000(13)
10.3	Agreement between Smith & Wesson Corp., Carl Walther USA, LLC, and UMAREX Sportwaffen, GmbH dated as of August 1, 1999(13)
10.5	Trademark License Agreement between UMAREX Sportwaffen, GmbH K.G. and Gutmann Cutlery, Inc. dated as of July 1, 2000(13)
10.12	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated July 6, 1998(13)
10.13	Agreement between Smith & Wesson Corp. and Western Massachusetts Electric Company dated December 18, 2000(13)
10.14	Settlement Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated March 17, 2000(13)
10.15	Letter Agreement between Smith & Wesson Corp., the Department of the Treasury, and the Department of Housing and Urban Development dated May 2, 2000(13)
10.18	Trademark License Agreement between Smith & Wesson Corp. and Canadian Security Agency, Inc. dated May 31, 1996(13)
10.22	Master Supply Agreement, dated August 1, 2001, between Smith & Wesson Corp. and Remington Arms Company, Inc.(14)
10.23*	2001 Stock Option Plan(15)
10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(32)
10.25*	Form of Option to 2001 Stock Option Plan(16)
10.26*	2001 Employee Stock Purchase Plan(16)

Exhibit Number	Exhibit
10.27*	Form of Subscription Agreement to 2001 Employee Stock Purchase Plan(16)
10.28*	Amendments to 2004 Incentive Stock Plan(17)
10.34	Purchase and Sale Agreement with Springfield Redevelopment Authority(18)
10.35	Environmental Agreement with Springfield Redevelopment Authority(18)
10.36	Promissory Note from Springfield Redevelopment Authority(18)
10.38	Securities Purchase Agreement, dated December 15, 2006, among the Registrant and the purchasers named therein(9)
10.40	Agreement with Carl Walther GmbH(19)
10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(20)
10.55	Amendment to Agreements with Carl Walther GmbH(21)
10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(22)
10.62	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.62(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.63	Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between Smith & Wesson Corp. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.63(a)	Amendment No. 1 to Open-End Mortgage Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between Smith & Wesson Corp. and TD Bank, N.A., as Administrative Agent(24)
10.64	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of November 30, 2007, between O.L. Development, Inc. and Toronto Dominion (Texas) LLC, as Administrative Agent(23)
10.64(a)	Amendment No. 1 to Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of December 7, 2010, between O.L. Development, Inc. and TD Bank, N.A., as Administrative Agent(24)
10.72*	Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mario Pasantes and Mark P. Smith; and as of April 24, 2012 with Michael J. Brown and Robert J. Cicero(25)
10.74	Irrevocable Proxy Coupled with Interest(11)
10.77*	Severance and Change in Control Agreement, dated October 22, 2010, by and between Smith & Wesson Holding Corporation and P. James Debney(26)
10.78	Amended and Restated Credit Agreement, dated as of December 7, 2010, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Party named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent, including all exhibits and schedules thereto(24)

Exhibit Number	Exhibit
10.78(a)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 28, 2011, among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., Bear Lake Holdings, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Thompson Center Holding Corporation, and Smith & Wesson Distributing, Inc., as Borrowers, the Lender Parties named therein, TD Bank, N.A., as Administrative Agent, and Sovereign Bank, as Syndication Agent(33)
10.78(b)	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Smith & Wesson Security Solutions, Inc., Fox Ridge Outfitters, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and TD Bank N.A., as administrative agent for the lenders named therein(35)
10.79	Amended and Restated Pledge and Security Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., Smith And Wesson Distributing, Inc., the other Pledgors named therein, as Pledgors, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10.80	Revolving Line of Credit Notes and Swingline Note, each dated as of December 7, 2010, between Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, and the Lenders named therein(24)
10.81	Hazardous Materials Indemnity Agreement, dated as of December 7, 2010, by Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Indemnitors, in favor of TD Bank, N.A., as Administrative Agent, and the other Secured Parties named therein, including all exhibits thereto(24)
10.82	Environmental Reserve Account Agreement, dated as of December 7, 2010, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., Thompson/Center Arms Company, Inc., Thompson Center Holding Corporation, Universal Safety Response, Inc., Fox Ridge Outfitters, Inc., K.W. Thompson Tool Company, Inc., O.L. Development, Inc., Bear Lake Holdings, Inc., and Smith & Wesson Distributing, Inc., as Borrowers, the Lenders named therein, and TD Bank, N.A., as Administrative Agent, including all exhibits thereto(24)
10.83*	Severance and Change in Control Agreement, effective as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan(27)
10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between Smith & Wesson Holding Corporation and Jeffrey D. Buchanan(34)
10.84*	Amended and Restated Employment Agreement, executed December 31, 2010 as of July 12, 2010, between Michael F. Golden and Smith & Wesson Holding Corporation(28)
10.84(a)*	Non-Qualified Stock Option Agreement issued on December 6, 2004 between the Registrant and Michael F. Golden(15)
10.85	Exchange Agreement, dated as of January 14, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(12)
10.86	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(29)
10.87	Exchange Agreement, dated as of February 10, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(29)

Exhibit Number	Exhibit
10.88	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and Lazard Asset Management LLC(30)
10.89	Exchange Agreement, dated as of March 3, 2011, by and among Smith & Wesson Holding Corporation and the investors named therein(30)
10.90*	Severance and Change in Control Agreement, dated March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham(31)
10.90(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of March 9, 2011, by and between Smith & Wesson Holding Corporation and Barry Willingham(34)
10.91*	Employment Agreement, dated as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(32)
10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(34)
10.92*	Separation Agreement and Release, dated September 26, 2011, between Michael F. Golden and Smith & Wesson Holding Corporation(32)
10.93*	2011 Employee Stock Purchase Plan(32)
10.94*	Letter of Amendment, dated September 9, 2011, between Michael Golden and Smith & Wesson Holding Corporation(34)
10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and Smith & Wesson Holding Corporation(34)
10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(34)
10.97*	Letter of Amendment, dated September 9, 2011, between Barry Willingham and Smith & Wesson Holding Corporation(34)
10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(34)
10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(34)
10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(35)
10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(35)
10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(35)
10.103	Form of Exchange and Purchase Agreement(37)
10.104	Credit Agreement, dated as of August 15, 2013, among Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(40)
10.105	Revolving Notes and Swingline Note, each dated as of August 15, 2013, between Smith & Wesson Holding Corporation and Smith & Wesson Corp., as Borrowers, and the Lenders named therein(40)
10.106	Master Letter of Credit Agreement, dated as of August 15, 2013, between TD Bank, N.A. and Smith & Wesson Holding Corporation and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2013, addressed to Smith & Wesson Holding Corporation and its Subsidiaries from T.D. Bank, N.A.(40)
10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(41)
10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(42)

Exhibit Number	Exhibit
10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(42)
10.110*	2013 Incentive Stock Plan(43)
10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan
10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan
21.1	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP, An Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement

**	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 19, 2009.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2010.

(4)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 6, 2011.

(6)	Incorporated by reference to the Registrant’s Form 8-A filed with the SEC on August 25, 2005.

(7)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 29, 2001.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 18, 2006.

(10)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-153638) filed with the SEC on September 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 24, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 18, 2011.

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on August 13, 2001.

(14)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the SEC on September 14, 2001.

(15)	Incorporated by reference to the Registrant’s Form S-8 (No. 333-128804) filed with the SEC on October 4, 2005.

(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on December 28, 2001.

(17)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.

(18)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the SEC on December 18, 2003.

(19)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on July 16, 2004.

(20)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.

(21)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 17, 2006.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

(23)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 6, 2007.

(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 9, 2010.

(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.

(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 25, 2010.

(27)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 21, 2010.

(28)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on January 4, 2011.

(29)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on February 16, 2011.

(30)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 7, 2011.

(31)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on September 7, 2011.

(32)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.

(33)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 2, 2011.

(34)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.

(35)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.

(36)	Incorporated by reference to the Registrant’s Form S-3 filed with the SEC on March 18, 2013.

(37)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.

(38)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.

(39)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.

(40)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.

(41)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.

(42)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.

(43)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 19, 2014

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 19, 2014

/s/ Barry M. Monheit Barry M. Monheit	Chairman of the Board	June 19, 2014

/s/ Michael F. Golden Michael F. Golden	Co-Vice Chairman of the Board	June 19, 2014

/s/ Robert L. Scott Robert L. Scott	Co-Vice Chairman of the Board	June 19, 2014

/s/ Robert H. Brust Robert H. Brust	Director	June 19, 2014

/s/ John B. Furman John B. Furman	Director	June 19, 2014

/s/ Mitchell A. Saltz Mitchell A. Saltz	Director	June 19, 2014

/s/ I. Marie Wadecki I. Marie Wadecki	Director	June 19, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) as of April 30, 2014 and 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smith & Wesson Holding Corporation’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 19, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Boston, Massachusetts June 19, 2014

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2014	April 30, 2013
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,345 on April 30, 2013	$68,860	$100,487
Accounts receivable, net of allowance for doubtful accounts of $844 on April 30, 2014 and $1,128 on April 30, 2013	55,890	46,088
Inventories	86,742	62,998
Prepaid expenses and other current assets	5,958	4,824
Deferred income taxes	17,094	12,076
Income tax receivable	4,627	3,093

Total current assets	239,171	229,566

Property, plant, and equipment, net	120,440	86,382
Intangibles, net	3,425	3,965
Other assets	18,467	7,076

	$381,503	$326,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,688	$31,220
Accrued expenses	16,051	16,033
Accrued payroll	15,816	13,096
Accrued taxes other than income	5,359	5,349
Accrued profit sharing	11,060	9,587
Accrued product/municipal liability	1,056	1,551
Accrued warranty	5,513	5,757

Total current liabilities	92,543	82,593

Deferred income taxes	11,418	7,863

Notes payable, net of current portion	100,000	43,559

Other non-current liabilities	10,719	11,675

Total liabilities	214,680	145,690

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 68,809,986 shares issued and 55,352,679 shares outstanding on April 30, 2014 and 67,596,716 shares issued and 64,297,113 shares outstanding on April 30, 2013	69	68
Additional paid-in capital	211,225	199,120
Retained earnings	97,739	8,434
Accumulated other comprehensive income	73	73
Treasury stock, at cost (13,457,307 common shares on April 30, 2014 and 3,299,603 common shares on April 30, 2013)	(142,283)	(26,396)

Total stockholders’ equity	166,823	181,299

	$381,503	$326,989

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended April 30,
	(In thousands, except per share data)
	2014	2013	2012
Net sales	$626,620	$587,514	$411,997
Cost of sales	367,515	369,442	284,091

Gross profit	259,105	218,072	127,906

Operating expenses:
Research and development	5,648	4,790	4,544
Selling and marketing	33,515	30,112	31,327
General and administrative	68,954	50,336	47,119

Total operating expenses	108,117	85,238	82,990

Operating income from continuing operations	150,988	132,834	44,916

Other income/(expense):
Other income/(expense), net	(2,154)	39	78
Interest income	149	814	1,505
Interest expense	(12,261)	(5,781)	(7,484)

Total other income/(expense), net	(14,266)	(4,928)	(5,901)

Income from continuing operations before income taxes	136,722	127,906	39,015
Income tax expense	48,095	46,500	12,582

Income from continuing operations	88,627	81,406	26,433
Discontinued operations:
Loss from operations of discontinued security solutions division	(456)	(3,605)	(15,945)
Income tax benefit	(1,134)	(912)	(5,617)

Income/(loss) from discontinued operations	678	(2,693)	(10,328)

Net income/comprehensive income	$89,305	$78,713	$16,105

Net income per share (Note 2):
Basic — continuing operations	$1.51	$1.25	$0.41

Basic — net income	$1.52	$1.21	$0.25

Diluted — continuing operations	$1.47	$1.22	$0.40

Diluted — net income	$1.49	$1.18	$0.25

Weighted average number of common shares outstanding (Note 2):
Basic	58,668	65,155	64,788
Diluted	60,114	66,642	67,277

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Comprehensive Income	Treasury Stock		Stockholders’ Equity
(In thousands)	Shares	Amount				Shares	Amount
Balance at April 30, 2011, as adjusted	65,711	66	185,373	(86,384)	73	1,200	(6,396)	92,732
Exercise of employee stock options	290	—	628	—	—	—	—	628
Stock-based compensation	—	—	2,484	—	—	—	—	2,484
Book deduction of stock-based compensation in excess of tax deductions	—	—	(144)	—	—	—	—	(144)
Shares issued under employee stock purchase plan	503	1	1,038	—	—	—	—	1,039
Issuance of common stock under restricted stock unit awards, net of shares surrendered for taxes	8	—	—	—	—	—	—	—
Net income	—	—	—	16,105	—	—	—	16,105

Balance at April 30, 2012	66,512	67	189,379	(70,279)	73	1,200	(6,396)	112,844
Exercise of employee stock options	847	1	3,472	—	—	—	—	3,473
Repurchase of treasury stock	—	—	—	—	—	2,100	(20,000)	(20,000)
Stock-based compensation	—	—	4,118	—	—	—	—	4,118
Tax deduction of stock-based compensation in excess of book deductions	—	—	1,025	—	—	—	—	1,025
Shares issued under employee stock purchase plan	185	—	1,335	—	—	—	—	1,335
Issuance of common stock under restricted stock unit awards, net of shares surrendered for taxes	53	—	(209)	—	—	—	—	(209)
Net income	—	—	—	78,713	—	—	—	78,713

Balance at April 30, 2013	67,597	68	199,120	8,434	73	3,300	(26,396)	181,299
Exercise of employee stock options	732	1	1,998	—	—	—	—	1,999
Repurchase of treasury stock	—	—	—	—	—	10,158	(115,887)	(115,887)
Stock-based compensation	—	—	8,212	—	—	—	—	8,212
Tax deduction of stock-based compensation in excess of book deductions	—	—	2,647	—	—	—	—	2,647
Shares issued under employee stock purchase plan	176	—	1,316	—	—	—	—	1,316
Issuance of common stock under restricted stock unit awards, net of shares surrendered for taxes	305	—	(2,068)	—	—	—	—	(2,068)
Net income	—	—	—	89,305	—	—	—	89,305

Balance at April 30, 2014	68,810	$69	$211,225	$97,739	$73	13,458	$(142,283)	$166,823

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$89,305	$78,713	$16,105
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	21,704	16,730	15,487
Loss on sale of discontinued operations, including $45 of stock-based compensation expense	—	1,222	5,688
Loss on sale/disposition of assets	150	315	285
Provisions for losses on accounts receivable	(214)	720	(465)
Change in disposal group assets and liabilities	—	(1,215)	5,467
Deferred income taxes	(1,463)	4,009	(1,558)
Stock-based compensation expense	8,212	4,073	2,484
Excess book deduction of stock-based compensation	—	—	(144)
Accounts receivable	(9,588)	1,505	5,089
Inventories	(23,744)	(7,702)	(9,235)
Prepaid expenses and other current assets	(1,856)	(285)	950
Income tax receivable	(1,534)	(3,384)	4,804
Accounts payable	6,468	2,602	(8,716)
Accrued payroll	2,720	3,489	3,693
Accrued taxes other than income	10	1,079	(7,151)
Accrued profit sharing	1,473	1,547	3,959
Accrued other expenses	18	(5,279)	(877)
Accrued product/municipal liability	(495)	154	(1,187)
Accrued warranty	(244)	408	2,169
Other assets	(356)	(1,930)	(189)
Other non-current liabilities	(360)	1,327	714

Net cash provided by operating activities	90,206	98,098	37,372

Cash flows from investing activities:
Proceeds from sale of business	—	7,500	500
Deposits on machinery and equipment	(9,269)	—	—
Receipts from note receivable	77	73	19
Payments to acquire patents and software	(243)	(102)	(164)
Proceeds from sale of property and equipment	101	1,040	26
Payments to acquire property and equipment	(53,282)	(41,421)	(13,770)

Net cash used in investing activities	(62,616)	(32,910)	(13,389)

Cash flows from financing activities:
Proceeds from loans and notes payable	101,584	1,753	1,532
Cash paid for debt issue costs	(3,791)	—	(1,850)
Proceeds from energy efficiency incentive programs	—	—	225
Payments on capital lease obligation	(596)	(600)	—
Cash paid for redemption of convertible notes	—	—	(30,000)
Payments on loans and notes payable	(45,143)	(8,195)	(1,532)
Proceeds from Economic Development Incentive Program	722	—	4,400
Payments to acquire treasury stock	(115,887)	(20,000)	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	3,315	4,808	1,667
Taxes paid related to restricted stock issuance	(2,068)	(209)	—
Excess tax benefit of stock-based compensation	2,647	1,025	—

Net cash used in financing activities	(59,217)	(21,418)	(25,558)

Net (decrease)/increase in cash and cash equivalents	(31,627)	43,770	(1,575)
Cash and cash equivalents, beginning of period	100,487	56,717	58,292

Cash and cash equivalents, end of period	$68,860	$100,487	$56,717

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,688	$5,295	$5,865
Income taxes	48,778	44,087	3,963

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Year Ended April 30,
	2014	2013	2012
	(In thousands)
Capital lease obligation	$—	$—	$3,281

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Organization — We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We manufacture our firearm products at our facilities in Springfield, Massachusetts and Houlton, Maine. We sell our products under the Smith & Wesson, M&P, and Thompson/Center Arms brands.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp., Thompson/Center Arms Company, LLC, and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. (“SWSS”), our former security solutions division. There was no variance in the fiscal year-end of our wholly owned subsidiary, Smith & Wesson Corp., and our reported fiscal year-end of April 30, 2014. We had a two-day and one-day variance for our fiscal year-ends of Smith & Wesson Corp. to our reported fiscal year-ends of April 30, 2013 and 2012, respectively. These variances did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2014 and 2013 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

SWSS is being presented as discontinued operations in the consolidated statements of income and comprehensive income for all periods presented. See Note 4 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of income and comprehensive income items in the notes to the consolidated financial statements refers to results from continuing operations.

Reclassification — Certain amounts presented in the prior years consolidated statements of income and comprehensive income related to stock compensation expense have been reclassified to conform to the current year’s presentation.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2014, our accounts exceeded federally insured limits by $70.3 million.

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

One customer accounted for approximately 13.4%, 11.6%, and 12.2% of our net sales for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. This customer accounted for approximately $11.7 million, or 20.1%, of total accounts receivable as of April 30, 2014 and $5.5 million, or 11.6%, of total accounts receivable as of April 30, 2013. In addition, two other customers accounted for $6.8 million and $6.2 million, or 14.3% and 13.1%, respectively, of total accounts receivable as of April 30, 2013.

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

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, building improvements, machinery, equipment, software, hardware, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Building and improvements	10 to 40 years
Software and hardware	3 to 7 years
Machinery and equipment	2 to 10 years

We capitalize tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period not exceeding five years.

Intangible Assets — We amortize intangible assets over their estimated useful lives, which range from 12 to 20 years. See Note 11 for additional information regarding intangible assets.

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

We recognize trademark licensing revenue for individual licensees based on historical experience and expected cash receipts from licensees. Licensing revenue consists of minimum royalties and/or a percentage of a licensee’s sales on licensed products. Under our current licensing agreements, most of this revenue is payable on a calendar quarter basis. We recognize non-refundable license fees received upon initial signing of license agreements as revenue when no future obligation is required on our part. As a result of a combination of uncertain factors regarding existing licensees, including current and past payment performance, market acceptance of the licensees’ products, and insufficient historical experience, we believe that reasonable assurance of collectability does not exist based on the results and past payment performance of licensees in general. Therefore, we do not recognize minimum royalty payments upon contract signing, but instead record royalty revenue monthly when the minimum royalty can be reasonably estimated for that month and payment is assured. As of April 30, 2014, minimum royalties to be collected in the future amounted to approximately $5.6 million as follows (dollars in thousands):

For the Year Ended April 30,	Minimum Royalty
2015	$1,484
2016	1,167
2017	831
2018	803
Thereafter	1,364

Total minimum royalties	$5,649

Segment Information — We historically reported certain financial information under two segments: firearms and security solutions. As a result of our divestiture of SWSS, the results of the operations comprising the security solutions segment are now being reported as discontinued operations for all periods presented. See Note 4 — Discontinued Operations for additional information. The firearm segment has been determined to be a single operating segment and reporting segment based on management’s reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the firearm segment.

Geographic Information — During April 30, 2014, 2013, and 2012, we had no material personnel or facilities outside of the United States. Sales outside of the United States are detailed in Note 7.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2014	2013	2012
Net income/(loss)
Income from continuing operations	$88,627	$81,406	$26,433
Income/(loss) from discontinued operations, net of tax	678	(2,693)	(10,328)

Net income	$89,305	$78,713	$16,105

Weighted average shares outstanding — Basic	58,668	65,155	64,788
Dilutive effect of stock option and award plans	1,446	1,487	965
Dilutive effect of conversion of convertible debt	—	—	1,524

Diluted shares outstanding	60,114	66,642	67,277

Earnings per share — Basic
Income from continuing operations	$1.51	$1.25	$0.41
Income/(loss) from discontinued operations	$0.01	$(0.04)	$(0.16)
Net income	$1.52	$1.21	$0.25
Earnings per share — Diluted(a)
Income from continuing operations	$1.47	$1.22	$0.40
Income/(loss) from discontinued operations	$0.01	$(0.04)	$(0.15)
Net income	$1.49	$1.18	$0.25

(a)	Included in the calculation for diluted earnings per common share for the year ended April 30, 2012 is $499,000 of diluted earnings related to the effect of conversion of convertible debt.

For fiscal 2014, 2013, and 2012, 77,622, 246,635, and 952,483 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

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

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets are property, plant, and equipment, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken for continuing operations in fiscal 2014, 2013, or 2012 based on the review of long-lived assets.

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

Stock Options and Other Stock-Based Awards — As described in Note 16, we have an incentive stock plan under which employees and directors receive options to purchase our common stock or other stock-based awards, including restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).

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

During fiscal 2013, we completed the sale of the land and building located in Rochester, New Hampshire and agreed to indemnify the buyer for losses arising from, among other things, environmental conditions related to our Thompson/Center subsidiaries’ manufacturing activities. We had insurance to supplement environmental

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation costs in excess of reserves associated with the land and building located in Rochester, New Hampshire. The environmental reserve maintained for this property was relieved as a result of the sale agreement of the property.

Warranty — We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

On August 22, 2013, we issued a safety alert related to all M&P ShieldTM products manufactured prior to August 19, 2013. On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. On November 11, 2011, we also initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the product’s introduction in mid-2009. As of April 30, 2014, we had incurred $5.4 million in recall and safety alert costs, and we estimate the remaining cost to be $3.3 million, which is recorded in the accrued warranty balance. Warranty expense for the fiscal years ended April 30, 2014, 2013, and 2012 amounted to $3.6 million, $7.1 million, and $6.3 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	April 30, 2014	April 30, 2013	April 30, 2012
Beginning Balance	$8,423	$6,412	$4,213
Liabilities transferred to held for sale	—	—	(256)
Warranties issued and adjustments to provisions	3,620	7,093	6,328
Warranty claims	(4,478)	(5,082)	(3,873)

Ending Balance	$7,565	$8,423	$6,412

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to $1.6 million, $5.1 million, and $2.7 million for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $1.9 million, $1.5 million, and $1.7 million for fiscal 2014, 2013, and 2012, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. We included our costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold.

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $3.0 million per occurrence. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards — In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. Early adoption and retrospective application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

3.	Asset Purchase

On May 5, 2014, we acquired substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP, for $24.1 million, including a $1.3 million working capital adjustment. We recorded this transaction in accordance with ASC 805-20, Business Combinations. TTPP is a provider of custom injection molding services, rapid prototyping, tooling, and a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our M&P models. Our acquisition of TTTP’s custom polymer injection molding capabilities was designed to vertically integrate a key component of our manufacturing operations with increased flexibility within our supply chain.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

May 5, 2014
(Unaudited)
Accounts receivable	$2,614
Inventories	2,430

Total current assets	5,044
Property, plant and equipment, net	4,243
Deposits	8
Goodwill	15,183

Total assets acquired	24,478

Accounts payable	358
Accrued expenses	25

Total liabilities assumed	383

$24,095

Included in general and administrative costs is $471,000 of acquisition-related costs incurred during fiscal 2014.

None of the $2.6 million in accounts receivable is subject to ASC 310-30, Receivables-Loans and Debt Securities with deteriorated Credit Quality. Receivables have been recorded at fair value, which is equal to the gross contractual amounts receivable less an allowance for doubtful accounts of $32,000. We expect all contractual cash flows, net of the allowance for doubtful accounts, to be fully collected.

Goodwill will be deductible for tax purposes and amortized over 15 years.

As a result of this acquisition, we anticipate there are identifiable intangible assets relating to customer relationships and order backlog. We amortize customer relationships in proportion to expected yearly revenue

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated from the customer lists acquired or products to be sold. We amortize order backlog over the contract lives as they are executed. Due to the limited time from the date of this acquisition, the valuation for these identifiable intangible assets is not complete; therefore it is impracticable to provide such values or weighted average life.

Pro forma results of operations assuming that this acquisition had occurred on May 1, 2012, are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

4.	Discontinued Operations

During fiscal 2010, we acquired all of the outstanding capital stock of SWSS. During fiscal 2012, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. On July 26, 2012, we completed the disposition of SWSS and received $7.5 million in cash. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income and comprehensive income for all periods presented.

The following is a summary of the operating results of the discontinued operations (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Net sales from discontinued operations	$—	$6,732	$30,752
Loss from discontinued operations before income taxes	$(456)	$(3,605)	$(15,945)
Income tax benefit	$(1,134)	$(912)	(5,617)
Income/(loss) from discontinued operations(a)	$678	$(2,693)	$(10,328)

(a)	The loss before income taxes for fiscal 2014 related primarily to legal fees associated with retained liabilities. The favorable income tax benefit in fiscal 2014 was a result of the reversal of an uncertain tax position whose statute of limitations had expired. Included in the results of operations for fiscal 2013 and 2012 are $1.2 million and $5.5 million, respectively, of non-cash charges related to the loss on sale from the divestiture of our discontinued security solutions division.

5.	Notes Payable and Financing Arrangements

Credit Facilities — We have a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility replaced our prior $60.0 million credit facility and matures on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2014, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.65% to 1.82% per annum if we had selected the LIBOR rate option.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due January 14, 2016 (“9.5% Senior Notes”) in exchange for $50.0 million of Convertible Notes pursuant to the terms and conditions of an exchange agreement and indenture (the “Senior Notes Indenture”). During fiscal 2014, we repurchased a total of $6.4 million of our 9.5% Senior Notes in the open market utilizing cash on hand. We paid $552,000 of interest relating to these purchases. The remaining notes were retired during the fiscal year ended April 30, 2014, as described below.

5.875% Senior Notes — During fiscal year 2014, we sold an aggregate of $47.1 million of 5.875% Senior Notes due 2017 (“5.875% Senior Notes”) to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% Senior Notes from existing holders of such notes. We also issued an

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the three months ended July 31, 2013. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture (the “5.875% Senior Notes Indenture”) and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Share repurchases are limited to the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters beginning with the quarter ended July 31, 2013. In addition, we were allowed to purchase an $115.0 million of shares in fiscal 2014, which was put in place to cover our $75.0 million tender offer and the period prior to the publication of our July 31, 2013 financial statements.

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

Debt Issuance Costs — Debt issuance costs related to the credit agreement with the Lenders, including all related re-financings, amounted to $2.6 million and were recorded in other assets, of which $380,000 and $13,000 were recorded for the fiscal years ended April 30, 2014 and 2013, respectively. These costs are being amortized to expense over the life of the credit facility using the straight-line method. For the fiscal year ended April 30, 2014, we amortized a total of $374,000 to interest expense.

We incurred $1.8 million of debt issuance costs associated with the issuance of the 9.5% Senior Notes. These costs were being amortized on a straight-line basis, which approximated the effective interest rate method, through January 14, 2016, the date of maturity. As noted above, we repurchased $6.4 million of 9.5% Senior Notes in fiscal 2013 resulting in $173,000 of increased amortization. The remaining notes were retired during the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended April 30, 2014, as noted above. We recorded $4.3 million of interest expense and amortized $834,000 to interest expense, including $795,000 of debt issuance write-off costs relating to the exchange and defeasance of our 9.5% Senior Notes during fiscal 2014.

We incurred $3.4 million of debt issuance costs associated with the issuance of the 5.875% Senior Notes. These costs are being amortized on a straight-line basis, which approximates the effective interest rate method, through June 15, 2017, the date of maturity. For the fiscal year ended April 30, 2014, we amortized $739,000 to interest expense relating to our 5.875% Senior Notes.

The total amount amortized to interest expense for all debt issuance costs in fiscal 2014, 2013, and 2012 was $1.9 million, $680,000, and $1.4 million, respectively, including write-offs related to extinguishment. As of April 30, 2014, future amortization of debt issuance costs is as follows: fiscal 2015 is $967,000; fiscal 2016 is $967,000; fiscal 2017 is $927,000; and fiscal 2018 is $108,000.

The revolving credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.875% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2014.

Letters of Credit — At April 30, 2014, we had outstanding letters of credit aggregating $1.1 million.

6.	Capital Lease

On October 28, 2011, we entered into a sale-leaseback agreement that included the sale of certain machinery and equipment. We then leased a total of $3.5 million of machinery and equipment to increase production capacity. The lease has an effective interest rate of 5.76% and is payable in 60 monthly installments through fiscal 2017. Leases are accounted for under the provisions of ASC 840-10, Leases , which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Based on our evaluation under ASC 840-10, we determined that the lease qualifies as a capital lease because the net present value of future lease payments exceed 90% of the fair market value of the leased machinery and equipment. We have pledged the assets financed to secure the amounts outstanding. We included $469,000 of short-term capital lease obligation in accrued expenses and $2.0 million in other non-current liabilities.

The following sets forth the future minimum lease payments as of April 30, 2014 (dollars in thousands):

Capital Lease Obligation
2015	596
2016	596
2017	1,493

Total future minimum lease payments	2,685
Less amounts representing interest	(265)

Present value of minimum lease payments	2,420
Less current maturities of capital lease	(469)

Long-term maturities of capital lease	$1,951

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2014, 2013, and 2012, respectively (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Handguns	$422,992	$324,627	$238,439
Long Guns	155,311	179,187	102,414
Walther	5,651	41,646	32,316
Other Products & Services	42,666	42,054	38,828

Total Net Sales	$626,620	$587,514	$411,997

All of our firearms are currently sold under our Smith & Wesson, M&P, and Thompson/Center Arms brands. In addition, our Performance Center offers small, specialized, and enhanced models sold under the Smith & Wesson and M&P brands. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 3%, 3%, and 4% of total net sales for the fiscal years ended April 30, 2014, 2013, and 2012, respectively (dollars in thousands):

	For the Year Ended April 30,
Region	2014	2013	2012
Europe	$6,279	$2,979	$5,850
Asia	1,766	6,319	4,706
Latin America	200	1,693	1,904
All others international	9,605	8,003	4,154

Total net international sales	$17,850	$18,994	$16,614

No individual foreign country accounted for more than 10% of net sales.

8.	Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, and our new retail sales associate rewards program, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the fiscal years ended April 30, 2014, 2013, and 2012, amounted to $19.5 million, $15.1 million, and $14.7 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2014 and 2013 (dollars in thousands):

	April 30, 2014	April 30, 2013
Machinery and equipment	$156,030	$125,235
Software and hardware	27,331	10,594
Building and improvements	12,187	10,795
Land and improvements	2,150	1,440

	197,698	148,064
Less: Accumulated depreciation	(93,138)	(75,985)

	104,560	72,079
Construction in progress	15,880	14,303

Total property, plant, and equipment, net	$120,440	$86,382

Estimated cost to complete construction in progress is $40.4 million as of April 30, 2014.

Depreciation of tangible assets and amortization of software expense from continuing operations amounted to $19.1 million, $15.4 million, and $13.4 million for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.

The following table summarizes depreciation and amortization expense for continuing operations, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Cost of products and services sold	$16,505	$14,238	$12,337
Research and development	325	116	81
Selling and marketing	207	247	234
General and administrative	2,720	1,449	1,433
Interest expense	1,947	680	1,402

Total depreciation and amortization	$21,704	$16,730	$15,487

10.	Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2014 and 2013 (dollars in thousands):

	April 30, 2014	April 30, 2013
Finished goods	$26,523	$16,379
Finished parts	47,109	34,795
Work in process	7,643	7,852
Raw material	5,467	3,972

Total inventories	$86,742	$62,998

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Intangible Assets

We record intangible assets at cost. Intangible assets consist of customer relationships, trademarks, trade names, and patents. We amortize patents, trademarks and trade names using the straight-line method over their estimated useful lives ranging from 12 to 20 years. We amortize customer relationships in pro-ration to the expected yearly revenue generated from the customer lists acquired, currently estimated at 20 years.

The following table presents a summary of intangible assets for the year ended April 30, 2014 and 2013 (dollars in thousands):

	April 30, 2014	April 30, 2013
Customer relationships	$1,740	$1,740
Patents, trademarks, and tradenames	5,288	5,264

	7,028	7,004
Less: Accumulated amortization	(3,603)	(3,039)

Total intangible assets, net	$3,425	$3,965

Amortization expense, excluding amortization of deferred financing costs, amounted to $645,000, $639,000, and $656,000 for the fiscal years ended April 30, 2014, 2013, and 2012, respectively. We expect amortization expense related to these assets will be approximately $650,000 over the next two fiscal years, $450,000 in year three, and $200,000 thereafter.

12.	Receivables from Insurance Carriers

As discussed in Notes 15 and 19, we are party to lawsuits related to the use of our firearm products. We carry insurance that covers certain legal and defense costs related to these matters and record a receivable from insurance carriers when the collection of the insurance proceeds is probable.

The outstanding balance as of April 30, 2014 and 2013 was $1.9 million ($25,000 in other current assets and $1.9 million in non-current assets). Our insurance carriers paid no municipal related defense costs in fiscal 2014 or 2013.

13.	Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2014 and 2013 (dollars in thousands):

	April 30, 2014	April 30, 2013
Accrued rebates and promotions	$2,633	$3,900
Accrued professional fees	2,374	2,882
Interest payable	2,194	1,542
Accrued employee benefits	2,148	1,953
Accrued settlement charges	2,000	—
Accrued workers’ compensation	916	963
Accrued commissions	596	949
Accrued distributor incentives	590	458
Accrued utilities	532	537
Current portion of capital lease obligation	469	442
Accrued other	1,599	2,407

Total accrued expenses	$16,051	$16,033

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value Measurement

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (dollars in thousands):

Description	April 30, 2014	(Level 1)	April 30, 2013	(Level 1)
Assets:
Cash equivalents(a)	$68,796	$68,796	$100,413	$100,413

Total assets	$68,796	$68,796	$100,413	$100,413

(a)	Cash equivalents include interest bearing cash and money market accounts.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Self-Insurance Reserves

As of April 30, 2014 and 2013, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.2 million and $9.6 million, respectively, of which $5.8 million and $5.7 million, respectively, have been classified as non-current and have been included in other non-current liabilities. As of April 30, 2014 and 2013, $2.4 million and $2.3 million, respectively, have been included in accrued expenses, and $1.0 million and $1.6 million, respectively, have been included in accrued product/municipal liability on the accompanying consolidated balance sheets. In addition, as of April 30, 2014 and 2013, $361,000 and $332,000 of excess workers’ compensation receivable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $10.7 million, $12.2 million, and $11.4 million for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2014, 2013, and 2012 (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Beginning balance	$9,570	$8,980	$9,456
Additional provision charged to expense	10,721	12,201	11,400
Payments	(11,106)	(11,611)	(11,876)

Ending balance	$9,185	$9,570	$8,980

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2014 and 2013, we had accrued reserves for product and municipal litigation liabilities of $3.9 million and $4.4 million, respectively (of which $2.8 million, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2014 and 2013, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

16.	Stockholders’ Equity

Treasury Stock

During fiscal 2013, our board of directors authorized the repurchase of up to $35.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions on or prior to June 30, 2013. We repurchased 2,099,603 shares of our common stock during fiscal 2013 for $20.0 million utilizing cash on hand leaving $15.0 million of our common stock authorized to be purchased. During fiscal 2014, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. This $115.0 million authorization replaced the stock repurchase program that had been authorized in fiscal 2013. During fiscal 2014, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million, in each case, utilizing cash on hand. We have now completed our $115.0 million stock repurchase program. Fees and expenses incurred related to the tender offer

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and open market purchases were $887,000 and were recorded in treasury stock. On March 28, 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During May 2014, we repurchased approximately 203,000 shares of our common stock for $3.0 million utilizing cash on hand relating to our most recent stock repurchase program leaving $27.0 million of our common stock authorized to be purchased.

Incentive Stock and Employee Stock Purchase Plans

We have two stock plans (the “SPs”): the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan.

The 2013 Incentive Stock Plan authorizes the issuance of 3,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2004 Incentive Stock Plan as of September 23, 2013, the effective date of the 2013 Incentive Stock Plan. The plan permits the grant of options to acquire common stock, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the SPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SPs are exercisable at a price determined by our board or committee at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SPs are nontransferable and subject to forfeiture.

Unless terminated earlier by our board of directors, the 2013 Incentive Stock Plan will terminate at the earliest of (1) the tenth anniversary of the effective date of the 2013 Stock Plan, or (2) such time as no shares of common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. The date of grant of an award is deemed to be the date upon which our board of directors or board committee authorizes the granting of such award.

Except in specific circumstances, awards vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which the board has granted in the past. A separate option grant, outside of the 2004 Incentive Stock Plan, for 500,000 shares was made, at an exercise price of $1.47 per share, in connection with the hiring of our former President and Chief Executive Officer during the fiscal year ended April 30, 2005. Our former President and Chief Executive Officer retired on September 26, 2011 but continues his service as a member of our board of directors and was appointed co-vice chairman of the Board. As of April 30, 2014, there were no options outstanding relating to this grant as all the options were exercised.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares and weighted average exercise prices of (i) options granted under the SPs and (ii) the separate option grant to our former President and Chief Executive Officer outside of the SOPs for the fiscal years ended April 30, 2014, 2013, and 2012 are as follows:

	For the Year Ended April 30,
	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding, beginning of year	3,019,127	$5.31	3,988,164	$4.67	3,137,565	$4.73
Granted during the period	—	—	3,500	11.02	1,405,600	4.08
Exercised during the period	(732,778)	2.73	(847,042)	4.10	(290,168)	2.17
Canceled/forfeited during period	(28,000)	5.59	(125,495)	3.87	(264,833)	5.03

Options outstanding, end of period	2,258,349	$6.15	3,019,127	$5.31	3,988,164	$4.67

Weighted average remaining contractual life	6.04 years		6.02 years		6.98 years

Options exercisable, end of period	1,873,494	$6.29	2,087,675	$5.38	2,080,692	$5.14

Weighted average remaining contractual life	5.75 years		5.00 years		5.09 years

As of April 30, 2014, there were 6,287,591 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted share awards, RSUs and Employee Stock Purchase Plan (“ESPP”) issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2014, 2013, and 2012 was $20.8 million, $12.1 million, and $16.0 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2014, 2013, and 2012 was $17.0 million, $8.7 million, and $8.2 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2014, 2013, and 2012 was $7.3 million, $5.1 million, and $982,000, respectively. At April 30, 2014, the total of unrecognized compensation cost of outstanding options was $326,000, which will be recognized over the remaining weighted average vesting period of 0.48 years.

On September 26, 2011, our stockholders approved our 2011 Employee Stock Purchase Plan, or 2011 ESPP, to replace our expired 2001 ESPP, which authorized the sale of up to 6,000,000 shares of our common stock to employees. The shares included in the 2011 ESPP are no longer available for issuance under the 2001 ESPP. All option and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2014, 2013, and 2012, 176,204, 185,218, and 502,898 shares, respectively, were purchased under our ESPP’s.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options were granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period.

The following assumptions were used in valuing our options and ESPP purchases during the years ended April 30, 2014, 2013, and 2012:

	For the Year Ended April 30,
	2014	2013	2012
Stock option grants:
Risk-free interest rate	—	0.31%	0.85 - 2.20%
Expected term	—	5.84 - 7.84 years	5.30 - 8.18 years
Expected volatility	—	70.0%	66.9 - 74.6%
Dividend yield	—	0%	0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.08%	0.13%	0.08%
Expected term	6 months	6 months	6 months
Expected volatility	41.9%	56.3%	51.3%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and performance-based RSU (“PSU”) awards, was $8.2 million, $4.1 million, and $2.5 million, for fiscal years 2014, 2013, and 2012, respectively. For the year ended April 30, 2014, we recorded stock-based compensation expense of $332,000 in cost of sales, $225,000 in sales and marketing, $74,000 in research and development, and $7.6 million in general and administrative expenses. For the year ended April 30, 2013, we recorded stock-based compensation expense of $331,000 in cost of sales, $92,000 in sales and marketing, $39,000 in research and development, and $3.7 million in general and administrative expenses. For the year ended April 30, 2012, we recorded stock-based compensation expense of $83,000 in cost of sales, $10,000 in sales and marketing, $1,000 in research and development, and $2.4 million in general and administrative expenses.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We grant PSUs with market conditions to our executive officers. We grant PSUs without market-conditions to our employees who are not executive officers, including for the successful completion of specific projects or goals, such as the implementation of our new enterprise resource planning (“ERP”) system. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2014	2013	2012
Grant date fair market value
Smith & Wesson Holding Corporation	$15.21	$8.71	$3.57 - 7.98
Russell 2000 Index	$1,120.83	$935.25	$798.05 - 2,781.91
Volatility(a)
Smith & Wesson Holding Corporation	49.85%	49.28%	51.43 - 67.67%
Russell 2000 Index	23.07%	25.72%	27.64 - 29.97%
Correlation coefficient(b)	0.46	0.47	0.46 - 0.49
Risk-free interest rate(c)	0.91%	0.32%	0.40 - 0.63%
Dividend yield(d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.

(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.

(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.

(d)	We do not expect to pay dividends in the foreseeable future.

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

During the fiscal year ended April 30, 2014, we granted 117,500 market-condition PSUs to certain of our executive officers. We also granted 565,556 service-based RSUs during the year ended April 30, 2014, including 351,400 RSUs to certain of our executive officers, 42,238 RSUs to our directors, 164,918 RSUs to non-executive officer employees, and 7,000 RSUs to consultants. In addition, we granted and vested 30,000 market-condition PSUs to an officer and former officer in connection with a 2010 award that achieved the maximum aggregate award. Compensation expense recognized related to grants of RSUs and PSUs was $6.4 million for the fiscal year ended April 30, 2014.

During the fiscal year ended April 30, 2014, we cancelled 17,316 service-based RSUs, and 9,000 PSUs without market-conditions as a result of the service period condition not being met and delivered 457,851 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $5.7 million.

During the fiscal year ended April 30, 2013, we granted 152,000 market-condition PSUs to certain of our executive officers and 63,050 PSUs without market conditions to other employees. We also granted 320,279 service-based RSUs during the fiscal year ended April 30, 2013, including 250,250 RSUs to certain of our executive officers, 35,000 RSUs to our directors, 28,029 RSUs to non-executive officer employees, and 7,000 RSUs to consultants. Compensation expense recognized related to grants of RSUs and PSUs was $1.8 million for the fiscal year ended April 30, 2013.

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

During the fiscal year ended April 30, 2013, we cancelled 16,996 service-based RSUs and 35,000 market-condition PSUs as a result of the service period condition not being met, and 2,000 PSUs without a market-condition as a result of the performance condition not being met.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2014, 2013, and 2012 was $4.0 million, $726,000, and $43,000, respectively.

A summary of activity in unvested RSUs and PSUs for fiscal years 2014, 2013 and 2012 is as follows:

	For the Year Ended April 30,
	2014		2013		2012
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value

RSUs and PSUs outstanding, beginning of year	781,586	$8.42	384,140	$7.91	123,600	$5.27
Awarded	718,056	11.87	535,329	9.43	359,073	7.66
Vested	(457,851)	8.75	(83,887)	8.71	(9,500)	4.18
Forfeited	(26,316)	8.88	(53,996)	6.14	(89,033)	5.31

RSUs and PSUs outstanding, end of period	1,015,475	$10.56	781,586	$8.42	384,140	$7.91

As of April 30, 2014, there was $5.4 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.4 years. The aggregate intrinsic value of outstanding RSUs and PSUS as of April 30, 2014, 2013, and 2012 was $7.1 million, $491,000, and $400,000, respectively.

17.	Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer a contributory defined investment plan covering substantially all employees who have completed at least six months of service, as defined. Employees may contribute from 1% to 30% of their annual pay, with us matching 50% of the first 6% of combined pre- and post-tax compensation. We contributed $1.9 million, $1.7 million, and $1.5 million for the fiscal years ended April 30, 2014, 2013, and 2012, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on May 1 following the completion of a full fiscal year of continuous service. We contribute 15% of our net operating profit before interest and taxes up to 15% of qualifying payroll, as defined, to the plan each year. For fiscal 2014, we plan to contribute approximately $11.1 million, which has been recorded in general and administrative costs. We contributed $9.6 million and $8.0 million for the fiscal years ended April 30, 2013 and 2012, respectively. Contributions are funded after the fiscal year-end.

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

Income tax expense from continuing operations consists of the following (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Current:
Federal	$43,470	$38,661	$9,816
State	6,167	5,982	2,050

Total current	49,637	44,643	11,866
Deferred:
Deferred federal	(1,352)	1,508	778
Deferred state	(190)	349	(62)

Total deferred	(1,542)	1,857	716

Total income tax expense	$48,095	$46,500	$12,582

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (dollars in thousands):

	For the Year Ended April 30,
	2014	2013	2012
Federal income taxes expected at 35% statutory rate	$47,853	$44,767	$13,655
State income taxes, less federal income tax benefit	4,535	4,576	1,328
Employee Stock Purchase Plan	77	131	83
Other	133	530	60
Business meals and entertainment	187	107	98
Worthless stock deduction	—	—	(1,845)
Domestic production activity deduction	(4,325)	(3,708)	(676)
Research and development tax credit	(100)	(140)	(100)
Change in uncertain tax positions	(265)	237	(21)

Total income tax expense	$48,095	$46,500	$12,582

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits (deferred tax liabilities) related to temporary differences are the following (dollars in thousands):

	April 30,
	2014	2013
Current tax assets (liabilities):
Inventory reserves	$8,088	$5,247
Product liability	391	584
Accrued expenses, including compensation	5,991	2,847
Warranty reserve	2,114	2,212
Other	171	417
Property taxes	(78)	(49)
Promotions	925	1,215
Less valuation allowance	(508)	(397)

Net deferred tax asset — current	$17,094	$12,076

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits	$2,633	$2,703
Environmental reserves	238	221
Product liability	371	364
Workers’ compensation	975	952
Warranty reserve	785	1,020
Stock-based compensation	4,280	3,411
State bonus depreciation	828	645
Property, plant and equipment	(19,947)	(15,187)
Intangible assets	224	95
Transaction costs	57	(90)
Pension	48	64
Less valuation allowance	(1,910)	(2,061)

Net deferred tax liability — non-current	$(11,418)	$(7,863)

Net deferred tax asset — total	$5,676	$4,213

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

We had federal net operating loss carryforwards amounting to $649,000 as of April 30, 2014, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2014 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $16.2 million and $23.1 million in state net operating loss carryforwards as of April 30, 2014 and 2013, respectively. The state net operating loss carryforwards will expire between April 30, 2015 and April 30, 2033. There were $2.6 million and $2.3 million of state tax credit carryforwards as of April 30, 2014 and 2013, respectively. The state tax credit carryforwards will expire between April 30, 2023 and April 30, 2025 or have no expiration date.

As of April 30, 2014, valuation allowances of $686,000 and $1.7 million were provided on our deferred tax assets for state net operating loss carryforward, and state tax credits, respectively, that we do not anticipate using prior to their expiration and $12,000 for other state deferred tax assets for which we anticipate we will realize no benefit. As of April 30, 2013, valuation allowances of $973,000 and $1.5 million, were provided on our deferred tax assets for same state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration and $20,000 for other state deferred tax assets for which we anticipate we will realize no benefit. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to our operations in Tennessee. No other valuation allowance was provided on our deferred federal income tax assets as of April 30, 2014 or 2013, as we believe that it is more likely than not that all such assets will be realized.

At April 30, 2014 and 2013, we had gross tax-effected unrecognized tax benefits of $84,000 and $1.1 million, respectively, of which the entire amounts, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2014 and 2013, we have $15,000 and $270,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	April 30,
	2014	2013
Beginning balance	$1,091	$1,150
Gross increases — tax positions in prior year	—	224
Settlements	—	(332)
Interest, penalties, and impact of state deductions on federal taxes	(212)	160
Lapse of statute of limitations	(795)	(111)

Ending balance	$84	$1,091

All of our unrecognized tax benefits has been classified as non-current income tax liabilities and is recorded in other non-current liabilities because a payment of cash is not anticipated within one year of the balance sheet date or the statute will not expire within one year of the balance sheet date. In fiscal 2015, we expect to incur additional interest and penalties on uncertain tax positions.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2010.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

Litigation

On January 19, 2010, the DOJ unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. Since that time, the DOJ has been conducting an investigation to determine whether we have violated the FCPA and we have cooperated fully with the DOJ in this matter. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who are pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss.

Following extensive investigation and evaluation, the DOJ declined to pursue any FCPA charges against us and closed its investigation. The DOJ has noted our “thorough cooperation” in correspondence to us.

In fiscal 2011, we received a subpoena from the staff of the SEC giving notice that the SEC is conducting a non-public, fact-finding inquiry to determine whether there have been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We are cooperating fully with the SEC in this matter and have undertaken a comprehensive review of company policies and procedures. We are in the final stages of discussions with the SEC staff that have brought us close to a resolution. Any future agreement is subject to final review and approval by the SEC Commissioners. Based upon the status of current discussions, we have estimated and accrued an expense of approximately $2.0 million in fiscal 2014 recorded in other expense.

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

A settlement reached in a previously reported stockholder derivative lawsuit has been approved by the court. Settlement costs related to this case did not have a material impact on our financial statements and have been fully reserved up to our self-insured retention, with any remaining value expected to be covered by insurance.

We are a defendant in 16 product liability cases and are aware of approximately six other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are vigorously defending ourselves in the lawsuits to which we are subject. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

We monitor the status of known claims and the product liability reserves, which includes amounts for defense costs for asserted and un-asserted claims. After consultation with litigation counsel and the review of the merit of each claim, we have concluded that we are unable to reasonable estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore, we have not accrued for any such judgments. In addition, in the future, should we determine that a loss (or an additional loss in excess of our accrual) was at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could be made. We believe that we have provided adequate reserves for defense costs and intend to vigorously defend ourselves.

For the fiscal years ended April 30, 2014, 2013, and 2012, we paid $1.0 million, $758,000, and $401,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $460,000, $42,000, and $105,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

In fiscal 2014 and 2013, we recorded expense of $533,000 and $805,000, respectively, to recognize changes in our product liability and municipal litigation liability. In fiscal 2012, we recorded income of $560,000 to recognize changes in our product liability and municipal litigation liability.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of April 30, 2014 and 2013, respectively, we had recorded $623,000 and $577,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Pursuant to an asset purchase agreement signed on May 5, 2014, we completed the acquisition of substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP, for $24.1 million in cash, including a $1.3 million working capital adjustment. Under the agreement, the former stockholder of TTPP has indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program, or EDIP. This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from maintaining the required level of employment or investment in the future, we may be required to repay part or all of the tax credit received. Through the end of fiscal 2014, we recorded a total of $5.9 million in tax credits, including recording a receivable of $761,000 in fiscal 2014, because of our compliance with the written EDIP Investment Analysis Plan. The remaining refundable tax credit will be earned over the next three years if we continue to comply with the EDIP Investment Analysis Plan. We believe the likelihood that we will not comply with the EDIP Investment Analysis Plan to be remote.

Rental Leases

We lease office space in Scottsdale, Arizona, under an operating lease which expires in January 2015; machinery and photocopiers at our Springfield and Houlton locations with various expiration dates; and vehicles for our national sales force.

As of April 30, 2014, the lease commitments were as follows (dollars in thousands):

For the Year Ended April 30,	Amount
2015	$989
2016	167
2017	113
2018	64
2019	9

$1,342

Rent expense in the fiscal years ended April 30, 2014, 2013, and 2012 was $2.2 million, $2.2 million, and $2.3 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2014 and 2013. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (dollars in thousands, except per share data):

	For the Year Ended April 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$171,020	$139,294	$145,881	$170,425	$626,620
Gross profit	72,773	57,937	58,651	69,744	259,105
Income from continuing operations, net of tax	26,526	17,145	20,057	24,899	88,627
Income/(loss) from discontinued operations, net of tax	(49)	(158)	728	157	678
Net income	$26,477	$16,987	$20,785	$25,056	$89,305
Per common share
Basic — continuing operations	$0.41	$0.29	$0.36	$0.45	$1.51
Diluted — continuing operations	$0.40	$0.28	$0.35	$0.44	$1.47
Basic — net income	$0.41	$0.28	$0.37	$0.45	$1.52
Diluted — net income	$0.40	$0.28	$0.36	$0.44	$1.49
Market price (low-high)	$8.53-11.96	$10.25-13.38	$10.76-15.56	$11.31-15.70	$8.53-15.70

	For the Year Ended April 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Net sales	$135,995	$136,560	$136,242	$178,717		$587,514
Gross profit	51,227	48,468	49,932	68,445	(a)	218,072
Income from continuing operations, net of tax	18,869	16,401	17,506	28,630		81,406
Income/(loss) from discontinued operations, net of tax	(1,083)	4,784	(2,930)	(3,464)		(2,693)
Net income	$17,787	$21,184	$14,576	$25,166		$78,713
Per common share
Basic — continuing operations	$0.29	$0.25	$0.27	$0.45		$1.25
Diluted — continuing operations	$0.28	$0.24	$0.26	$0.44		$1.22
Basic — net income	$0.27	$0.32	$0.22	$0.39		$1.21
Diluted — net income	$0.27	$0.31	$0.22	$0.38		$1.18
Market price (low-high)	$6.07-10.25	$7.40-11.24	$7.67-11.25	$8.25-10.63		$6.07-11.25

(a)	Gross profit for the fourth fiscal quarter included a $3.0 million adjustment for the recall of our Thompson/Center Arms bolt action rifles.

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2014, 2013, and 2012

		Additions
	Balance at May 1,	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at April 30,
2014
Allowance for doubtful accounts	$1,128	$(214)	$—		$(70)	$844
Inventory reserve	9,121	4,102	—		(840)	12,383
Deferred tax valuation allowance	2,458	(40)	—		—	2,418
Warranty reserve	8,423	3,620	—		(4,478)	7,565
Product and municipal liabilities	4,358	533	—		(1,011)	3,880
Workers compensation	3,816	800	—		(784)	3,832
Environmental	577	46	—		—	623
2013
Allowance for doubtful accounts	$1,058	$720	$—		$(650)	$1,128
Inventory reserve	6,965	2,603	—		(447)	9,121
Deferred tax valuation allowance	2,127	331	—		—	2,458
Warranty reserve	6,412	7,093	—		(5,082)	8,423
Product and municipal liabilities	4,512	805	(201	)(1)	(758)	4,358
Workers compensation	3,008	2,034	—		(1,226)	3,816
Environmental	577	—	—		—	577
2012
Allowance for doubtful accounts	$2,147	$(465)	$—		$(624)	$1,058
Inventory reserve	7,117	511	(206	)(3)	(457)	6,965
Deferred tax valuation allowance	1,176	951	—		—	2,127
Warranty reserve	4,213	6,328	(256	)(3)	(3,873)	6,412
Product and municipal liabilities	5,473	(560)	—		(401)	4,512
Workers compensation	2,282	1,890	—		(1,164)	3,008
Environmental	2,077	—	(1,470	)(2)	(30)	577

(1)	Decrease in municipal liability reserve was the result of expired statute of limitations on certain cases.

(2)	Decrease in environmental reserve was the result of a reclassification of the reserve related to the Rochester, New Hampshire facility to assets held for sale.

(3)	Decrease in the inventory reserve and warranty reserves was the result of a reclassification of assets and liabilities held for sale that relate to the SWSS disposal group.