Form 10-Q
period 2014-07-31
SMITH & WESSON HOLDING CORP
filed 2014-08-26
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The registrant had 53,441,528 shares of common stock, par value $0.001, outstanding as of August 22, 2014.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	20
Signatures	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our ability to integrate the assets we acquired from a custom polymer injection molding supplier in a successful manner; the impact of lower demand in the firearm industry in general; net sales, margins, expenses, earnings, and capital expenditures for fiscal 2015; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014, filed with the Securities and Exchange Commission, or the SEC, on June 19, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2014	April 30, 2014
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,458	$68,860
Accounts receivable, net of allowance for doubtful accounts of $850 on July 31, 2014 and $844 on April 30, 2014	53,411	55,890
Inventories	101,317	86,742
Prepaid expenses and other current assets	8,197	5,958
Deferred income taxes	16,880	17,094
Income tax receivable	—	4,627

Total current assets	263,263	239,171

Property, plant, and equipment, net	133,585	120,440
Intangibles, net	4,259	3,425
Goodwill	14,013	—
Other assets	20,635	18,467

	$435,755	$381,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,874	$37,688
Accrued expenses	14,958	16,051
Accrued payroll	7,800	15,816
Accrued income taxes	4,125	—
Accrued taxes other than income	4,340	5,359
Accrued profit sharing	12,310	11,060
Accrued product/municipal liability	996	1,056
Accrued warranty	5,160	5,513

Total current liabilities	85,563	92,543

Deferred income taxes	11,204	11,418

Notes payable	175,000	100,000

Other non-current liabilities	11,029	10,719

Total liabilities	282,796	214,680

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 68,989,945 shares issued and 53,427,323 shares outstanding on July 31, 2014 and 68,809,986 shares issued and 55,352,679 shares outstanding on April 30, 2014	69	69
Additional paid-in capital	212,845	211,225
Retained earnings	112,295	97,739
Accumulated other comprehensive income	73	73
Treasury stock, at cost (15,562,622 common shares on July 31, 2014 and 13,457,307 common shares on April 30, 2014)	(172,323)	(142,283)

Total stockholders’ equity	152,959	166,823

	$435,755	$381,503

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	(In thousands, except per share data)
	July 31, 2014	July 31, 2013
Net sales	$131,869	$171,020
Cost of sales	82,751	98,247

Gross profit	49,118	72,773

Operating expenses:
Research and development	1,457	1,358
Selling and marketing	7,947	7,548
General and administrative	13,944	15,853

Total operating expenses	23,348	24,759

Operating income	25,770	48,014

Other income/(expense):
Other income/(expense), net	(6)	5
Interest income	24	102
Interest expense	(1,984)	(6,673)

Total other income/(expense), net	(1,966)	(6,566)

Income from continuing operations before income taxes	23,804	41,448
Income tax expense	9,186	14,922

Income from continuing operations	14,618	26,526
Discontinued operations:
Loss from operations of discontinued security solutions division	(95)	(52)
Income tax benefit	(33)	(3)

Loss from discontinued operations	(62)	(49)

Net income	$14,556	$26,477

Net income per share:
Basic - continuing operations	$0.27	$0.41

Basic - total	$0.27	$0.41

Diluted - continuing operations	$0.26	$0.40

Diluted - total	$0.26	$0.40

Weighted average number of common shares outstanding:
Basic	54,829	64,235
Diluted	56,145	65,622

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated			Total Stockholders’ Equity
				Retained Earnings	Other	Treasury Stock
					Comprehensive Income
(In thousands)	Shares	Amount				Shares	Amount
Balance at April 30, 2014	68,810	$69	$211,225	$97,739	$73	13,458	$(142,283)	$166,823
Exercise of employee stock options	100	—	424	—	—	—	—	424
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	1,579	—	—	—	—	1,579
Excess tax benefit for stock-based compensation	—	—	61	—	—	—	—	61
Issuance of common stock under restricted stock unit awards, net of shares surrendered	80	—	(444)	—	—	—	—	(444)
Net income	—	—	—	14,556	—	—	—	14,556

Balance at July 31, 2014	68,990	$69	$212,845	$112,295	$73	15,563	$(172,323)	$152,959

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31, 2014	July 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$14,556	$26,477
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	6,105	5,683
(Gain)/loss on sale/disposition of assets	(88)	74
Provisions for/(recoveries of) losses on accounts receivable	17	(192)
Stock-based compensation expense	1,579	2,202
Changes in operating assets and liabilities:
Accounts receivable	5,213	(7,476)
Inventories	(11,601)	(234)
Prepaid expenses and other current assets	(2,239)	(2,246)
Income tax (payable)/receivable	8,752	(1,499)
Accounts payable	(2,184)	2,314
Accrued payroll	(8,377)	(5,132)
Accrued taxes other than income	(1,019)	(749)
Accrued profit sharing	1,250	2,848
Accrued other expenses	(1,121)	311
Accrued product/municipal liability	(60)	72
Accrued warranty	(353)	156
Other assets	(110)	(4,598)
Other non-current liabilities	460	1,000

Net cash provided by operating activities	10,780	19,011

Cash flows from investing activities:
Payments for the net assets of Tri Town Precision Plastics, Inc.	(24,095)	—
Receipts from note receivable	21	19
Payments to acquire patents and software	(34)	(41)
Proceeds from sale of property and equipment	—	12
Payments to acquire property and equipment	(14,588)	(12,035)

Net cash used in investing activities	(38,696)	(12,045)

Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	101,584
Cash paid for debt issue costs	(2,337)	(3,167)
Payments on capital lease obligation	(150)	(150)
Payments on loans and notes payable	—	(43,876)
Payments to acquire treasury stock	(30,040)	(15,993)
Proceeds from exercise of options to acquire common stock	424	534
Payroll taxes paid as a result of restricted stock unit withholdings	(444)	(11)
Excess tax benefit of stock-based compensation	61	81

Net cash provided by financing activities	42,514	39,002

Net increase in cash and cash equivalents	14,598	45,968
Cash and cash equivalents, beginning of period	68,860	100,487

Cash and cash equivalents, end of period	$83,458	$146,455

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,010	$4,573
Income taxes	639	16,329

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We sell our products under the Smith & Wesson®, M&P®, and Thompson/Center ArmsTM brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of the products we produce.

On May 5, 2014, we purchased substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP. See note 3 – Asset Purchase below for more information regarding this transaction.

(2) Basis of Presentation:

Interim Financial Information — The consolidated balance sheet as of July 31, 2014, the consolidated statements of income for the three months ended July 31, 2014 and 2013, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2014, and the consolidated statements of cash flows for the three months ended July 31, 2014 and 2013 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2014 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2014 has been derived from our audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 19, 2014. The results of operations for the three months ended July 31, 2014 may not be indicative of the results that may be expected for the year ending April 30, 2015, or any other period.

Discontinued Operations — SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division, is presented as discontinued operations in the consolidated statements of income for all periods presented. Unless stated otherwise, any reference to the consolidated statements of income items in the notes to the consolidated financial statements refers to results from continuing operations.

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning July 1, 2017. Early adoption is not permitted. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.

(3) Asset Purchase:

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $24.1 million, including a $1.3 million working capital adjustment. We recorded this transaction in accordance with ASC 805-20, Business Combinations. TTPP was a provider of custom injection molding services, rapid prototyping, tooling, and a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our M&P models. Our acquisition of TTPP’s custom polymer injection molding capabilities was designed to vertically integrate a key component of our manufacturing operations with increased flexibility within our supply chain.

The initial estimated fair value asset and liability allocations made at the acquisition date were adjusted during the three months ended July 31, 2014 for inventory valuation and payroll accruals. We also recorded identifiable intangible assets relating to customer relationships and backlog during the three months ended July 31, 2014.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments as described above (in thousands):

	May 5, 2014 (As initially reported)	Measurement Period Adjustments	July 31, 2014 (As adjusted)
Accounts receivable	$2,614	$12	$2,626
Inventories	2,430	544	2,974

Total current assets	5,044	556	5,600

Property, plant, and equipment	4,243	—	4,243
Goodwill	15,183	(1,170)	14,013
Intangibles assets:
Customer relationships	—	840	840
Backlog	—	150	150
Other assets	8	—	8

Total assets acquired	24,478	376	24,854
Accounts payable	358	12	370
Accrued expenses	25	3	28
Accrued payroll	—	361	361

Total liabilities assumed	383	376	759

	$24,095	$—	$24,095

Included in general and administrative costs is $435,000 of acquisition-related costs incurred during the three months ended July 31, 2014 related to the TTPP asset acquisition.

Goodwill will be deductible for tax purposes and amortized over 15 years.

We amortize customer relationships in proportion to expected yearly revenue generated from the customer lists acquired or products to be sold. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired and their respective estimated lives (dollars in thousands):

	Amount	Estimated Life (In years)
Customer relationships	$840	7.0
Order backlog	150	1.0

	$990

Pro forma results of operations assuming that this acquisition had occurred on May 1, 2013, are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

(4) Notes Payable and Financing Arrangements:

Credit Facilities — As of July 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility matures on December 15, 2016 and bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of July 31, 2014, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.65% to 1.83% per annum if we had selected the LIBOR rate option.

5.875% Senior Notes — During the three months ended July 31, 2013, we issued an aggregate of $47.1 million of 5.875% Senior Notes due 2017, or the 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% senior notes due 2016, or the 9.5% Senior Notes, from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during the three months ended July 31, 2013. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture, or the 5.875% Senior Notes Indenture and exchange and purchase

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense related to bond premium and $795,000 of debt issuance write-off costs relating to the exchange and defeasance of the 9.5% Senior Notes during the three months ended July 31, 2013.

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

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 5.875% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 5.875% Senior Notes Indenture, or the 5.875% Senior Notes Lifetime Aggregate Limit. In addition, the 5.875% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 5.875% Senior Notes Lifetime Aggregate Limit. Among such exceptions is the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income. In addition, we purchased an additional $85.0 million of shares of our common stock in fiscal 2014 (including our $75.0 million tender offer) which purchases were permitted under various other exceptions.

5.000% Senior Notes — During the three months ended July 31, 2014, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture and collectively with the 5.875% Senior Notes Indenture, the Senior Notes Indentures, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 5.000% Senior Notes.

At any time prior to July 15, 2016, we may, at our option (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at the redemption price of 100% of the principal amount of the 5.000% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.000% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.000% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided, that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.000% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after July 15, 2016, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at the redemption price of (a) 102.500% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2016; or (b) 100% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2017, plus, in either case, accrued and unpaid interest on the 5.000% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.000% Senior Notes from the holders of the 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.000% Senior Notes mature on July 15, 2018.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

The 5.000% Senior Notes are general, unsecured obligations of our company. The 5.000% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 5.000% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 5.000% Senior Notes Indenture, or the 5.000% Senior Notes Lifetime Aggregate Limit. In addition, the 5.000% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 5.000% Senior Notes Lifetime Aggregate Limit. Among such exceptions is (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the 5.000% Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the Senior Notes Indentures is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indentures) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the Senior Notes Indentures, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

The credit agreement for our revolving credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indentures contain a financial covenant relating to times interest earned.

Letters of Credit — At July 31, 2014, we had outstanding letters of credit aggregating $1.1 million.

(5) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of July 31, 2014 and April 30, 2014 (in thousands):

	July 31, 2014	April 30, 2014
Finished goods	$36,522	$26,523
Finished parts	51,837	47,109
Work in process	6,251	7,643
Raw material	6,707	5,467

Total inventories	$101,317	$86,742

(6) Stockholders’ Equity:

Treasury Stock

During fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During the three months ended July 31, 2014, we completed this stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million utilizing cash on hand.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

Earnings per Share

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2014	2013
Net income/(loss)
Income from continuing operations	$14,618	$26,526
Loss from discontinued operations	(62)	(49)

Net income	$14,556	$26,477

Weighted average shares outstanding - Basic	54,829	64,235
Dilutive effect of stock option and award plans	1,316	1,387

Diluted shares outstanding	56,145	65,622

Earnings per share - Basic
Income from continuing operations	$0.27	$0.41
Loss from discontinued operations	$(0.00)	$(0.00)
Net income	$0.27	$0.41
Earnings per share - Diluted
Income from continuing operations	$0.26	$0.40
Loss from discontinued operations	$(0.00)	$(0.00)
Net income	$0.26	$0.40

For the three months ended July 31, 2014, there were 5,305 shares of common stock issuable under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended July 31, 2013, 162,448 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two Stock Plans, or SPs: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Except in specific circumstances, grants vest over a period of three years. Options and stock appreciation rights, if any, are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

The number of shares and weighted average exercise prices of options for the three months ended July 31, 2014 and 2013 are as follows:

	For the Three Months Ended July 31,
	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	2,258,349	$6.15	3,019,127	$5.31
Exercised during the period	(99,554)	4.25	(111,467)	4.81

Options outstanding, end of period	2,158,795	$6.24	2,907,660	$5.33

Weighted average remaining contractual life	5.82 years		5.90 years

Options exercisable, end of period	1,892,631	$6.23	2,109,576	$5.30

Weighted average remaining contractual life	5.60 years		5.07 years

The aggregate intrinsic value of outstanding options as of July 31, 2014 and 2013 was $13.8 million and $19.7 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of July 31, 2014 and 2013 was $12.2 million and $14.5 million, respectively. The aggregate intrinsic value of the options exercised for the three months ended July 31, 2014 and 2013 was $1.0 million and $584,000, respectively. At July 31, 2014, the total of unrecognized compensation cost of outstanding options was $188,000, which is expected to be recognized over the remaining weighted average vesting period of 0.37 years.

On September 26, 2011, our stockholders approved our ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $1.6 million and $2.2 million for the three months ended July 31, 2014 and 2013, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or the RUT, or the NASDAQ Composite Index, or the IXIC, as applicable, over the three-year performance period. Our stock must outperform the RUT or the IXIC, as applicable, by 10% in order for the target award to be earned.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

During the three months ended July 31, 2014, we granted 164,600 service-based RSUs, including 159,600 RSUs to non-executive officer employees, and 5,000 RSUs to one of our directors. Compensation expense recognized related to grants of RSUs and PSUs was $1.3 million for the three months ended July 31, 2014.

During the three months ended July 31, 2014, we cancelled 3,699 service-based RSUs as a result of the service period condition not being met and delivered 117,004 shares of common stock to employees under vested RSUs and PSUs with a total market value of $1.6 million.

During the three months ended July 31, 2013, we granted 406,418 service-based RSUs, including 250,000 RSUs to certain of our executive officers and 151,418 RSUs to non-executive officer employees. Compensation expense recognized related to grants of RSUs and PSUs was $1.6 million for the three months ended July 31, 2013. During the three months ended July 31, 2013, we cancelled 2,887 service-based RSUs as a result of the service period condition not being met and delivered 3,019 shares of common stock to employees under vested RSUs with a total market value of $32,000.

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2014 and 2013 is as follows:

	For the Three Months Ended July 31,
	2014		2013
	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value	Total # of Restricted Stock Units	Weighted Average Grant Date Fair Value
RSUs and PSUs outstanding, beginning of year	1,015,475	$10.56	781,586	$8.42
Awarded	164,600	13.00	406,418	10.52
Vested	(117,004)	10.76	(3,019)	9.25
Forfeited	(3,699)	10.98	(2,887)	7.98

RSUs and PSUs outstanding, end of period	1,059,372	$11.93	1,182,098	$9.13

As of July 31, 2014, there was $6.2 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(7) Commitments and Contingencies:

Litigation

On January 19, 2010, the U.S. Department of Justice, or DOJ, unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. The DOJ then conducted an investigation to determine whether we had violated the FCPA and we have cooperated fully with the DOJ in this matter. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who were pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss.

Following extensive investigation and evaluation, the DOJ declined to pursue any FCPA charges against us and closed its investigation. The DOJ noted our “thorough cooperation” in correspondence to us.

In fiscal 2011, we received a subpoena from the staff of the SEC giving notice that the SEC was conducting a non-public, fact-finding inquiry to determine whether there had been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We undertook a comprehensive review of company policies and procedures. Effective July 28, 2014, we settled civil charges filed by the SEC in an administrative proceeding relating to the anti-bribery, internal controls and books and records provisions of the FCPA. Under the terms of the settlement, in which we neither admitted nor denied the allegations made by the SEC, the SEC noted our cooperation with the inquiry, we consented to pay $2.0 million, and we agreed to undertake certain reporting obligations to the SEC concerning our FCPA compliance for two years following the settlement date.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2014 and 2013

We are involved in a purported stockholder derivative lawsuit. This action was brought by a derivative plaintiff on behalf of our company against certain of our officers, directors, and employees. The lawsuit is based principally on a theory of breach of fiduciary duties arising from a 2007 class action lawsuit that has since been dismissed with prejudice. The derivative plaintiff seeks damages on behalf of our company from the individual defendants. Damages sought include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees. The action was dismissed by the court in 2013, but is currently under review on appeal by the derivative plaintiff. A decision on the appeal is not expected until 2015.

A settlement reached in a previously reported stockholder derivative lawsuit has been approved by the court. Settlement costs related to this case do not have a material impact on our financial statements and have been fully reserved up to our self-insured retention, with any remaining value expected to be covered by insurance.

We are a defendant in 10 product liability cases and are aware of approximately eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $1.5 million. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter.

We are vigorously defending ourselves in the lawsuits to which we are subject. An unfavorable outcome or prolonged litigation could harm our business. Litigation of this nature also is expensive and time consuming and diverts the time and attention of our management.

We monitor the status of known claims and the related product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. After consultation with litigation counsel and the review of the merits of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore have not accrued for any such judgments. In the future, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided for adequate reserves for defense costs.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable in other current assets and other assets.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including those regulations monitored by the Occupational Health and Safety Administration (OSHA), the National Fire Protection Association (NFPA), and the Department of Public Health (DPH). Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

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

For the Three Months Ended July 31, 2014 and 2013

We have in place programs and personnel to monitor compliance with various federal, state, and local environmental regulations. In the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We fund our environmental costs through cash flows from operations.

We are required to remediate hazardous waste at our facilities. Currently, we own designated sites in Springfield, Massachusetts and are subject to two release areas, which are the focus of remediation projects as part of the Massachusetts Contingency Plan, or the MCP. The MCP provides a structured environment for the voluntary remediation of regulated releases. We may be required to remove hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at two sites.

As of July 31, 2014 and April 30, 2014, we had recorded a $623,000 environmental reserve in non-current liabilities, which represents the net present value of the estimated obligation. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Under the asset purchase agreement with TTPP, the former stockholder of TTPP has indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million has been placed in an escrow account, a portion of which will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

The results of SWSS, our former security solutions division, which were previously reported as a separate business segment, are being presented as discontinued operations in the consolidated statements of income for all periods presented. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

First Quarter Fiscal 2015 Highlights

Net sales for the three months ended July 31, 2014 were $131.9 million, a decrease of $39.2 million, or 22.9%, from net sales of $171.0 million for the three months ended July 31, 2013, primarily because of lower demand in the firearm industry in general. This lower demand follows the sudden, rapid surge in demand we experienced during the previous fiscal year as consumers purchased firearm products in anticipation of possible additional restrictive regulations. This lower demand primarily impacted our long guns, including our modern sporting rifles, which had a $34.2 million, or 67.2%, reduction in sales from the comparable quarter last year. Handgun sales showed continued consumer demand for our small concealed carry polymer pistols and revolvers, although those sales were more than offset by lower sales of our larger frame polymer pistols.

Gross profit as a percentage of net sales was 37.2% for the three months ended July 31, 2014 compared with gross profit of 42.6% for the three months ended July 31, 2013, primarily as a result of reduced sales of our higher margin modern sporting rifles. We also had additional spending from increasing our revolver production capacity and unfavorable manufacturing fixed-cost absorption because of lower sales, which was partially offset by the favorable impact to gross profit as a result of our asset acquisition from our principal injection molding supplier.

Income from continuing operations for the three months ended July 31, 2014 was $14.6 million, or $0.26 per fully diluted share, compared with income from continuing operations of $26.5 million, or $0.40 per fully diluted share, for the three months ended July 31, 2013.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Handguns	$103,062	$106,523	$(3,461)	-3.2%
Long Guns	16,678	50,885	(34,207)	-67.2%
Walther	506	1,592	(1,086)	-68.2%
Other Products & Services	11,623	12,020	(397)	-3.3%

Total Net Sales	$131,869	$171,020	$(39,151)	-22.9%

Net sales for the three-month period ended July 31, 2014 decreased 22.9% from the comparable quarter last year. Handgun product sales decreased $3.5 million, or 3.2%, from the comparable quarter last year with a decrease in our larger frame M&P branded polymer pistol products, partially offset by increased sales of our small concealed carry polymer pistols and revolvers. Net sales of our long guns decreased $34.2 million, or 67.2%, from the prior comparable quarter with the largest decrease in modern sporting rifles sales. Other products and services decreased by 3.3% from the comparable quarter last year, primarily as a result of a decrease in parts and magazine sales. Net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales for the three months ended July 31, 2014 compared with the prior comparable quarter by 0.5% while decreases in the number of units sold impacted net sales by 23.8%. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 14.3% of total net sales for the three months ended July 31, 2014.

Net sales into our sporting goods distribution channel, excluding Walther products, were $110.8 million for the three months ended July 31, 2014, a decrease of 25.6% from the comparable quarter last year, which was primarily a result of reduced demand for our hunting and modern sporting rifles. Net sales into our professional channels, which exclude Walther products and include international and law enforcement sales, were flat compared to the prior comparable quarter.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$82,751	$98,247	$(15,496)	-15.8%
% of net sales	62.8%	57.4%
Gross profit	$49,118	$72,773	$(23,655)	-32.5%
% of net sales	37.2%	42.6%

Gross profit for the three months ended July 31, 2014 decreased by 32.5% from the comparable quarter last year, primarily due to a combination of reduced sales volumes for our modern sporting rifles, which have higher margins, as well as higher spending relative to sales volumes and unfavorable manufacturing fixed-cost absorption during the quarter, which was partially offset by the favorable impact to gross profit as a result of our asset acquisition from our principal injection molding supplier. That additional spending and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 4.7 percentage points. We also had three fewer production days during the three months ended July 31, 2014 compared with the prior comparable quarter, which resulted in a 1.5 percentage point reduction to gross margin, but was partially offset by our price increases made during fiscal 2014 on selected products that increased gross margin percentage by 0.4 percentage points.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Research and development	$1,457	$1,358	$99	7.3%
Selling and marketing	7,947	7,548	399	5.3%
General and administrative	13,944	15,853	(1,909)	-12.0%

Total operating expenses	$23,348	$24,759	$(1,411)	-5.7%
% of net sales	17.7%	14.5%

Research and development expenses were flat with the prior year comparable quarter. Selling and marketing expenses increased $399,000 from the prior year comparable quarter, primarily because of $244,000 of additional advertising expense on marketing programs for dealers and co-op advertising expense as well as $125,000 of additional freight and proof house charges on international shipments. General and administrative costs decreased $1.9 million from the prior year comparable quarter and reflect a $2.2 million reduction from eliminating management incentive expense, a $1.6 million reduction in profit sharing expense, and a $812,000 reduction in stock-compensation expense, all of which were partially offset by $1.2 million of additional professional fees, primarily associated with the consulting support for our recently implemented enterprise resource planning, or ERP, system, acquisition-related costs for the TTPP asset purchase, and $510,000 of additional depreciation expense.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating income	$25,770	$48,014	$(22,244)	-46.3%
% of net sales	19.5%	28.1%

Operating income for the three months ended July 31, 2014 declined $22.2 million compared with the prior year comparable quarter primarily because of lower demand in the firearm industry in general and the related operating profit impacts from higher spending, unfavorable manufacturing fixed-cost absorption from reduced net sales, increased general and administrative costs related to the support for our recently implemented ERP system, and additional depreciation expense from increased capital expenditures.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Interest expense	$1,984	$6,673	$(4,689)	-70.3%

Interest expense decreased for the three months ended July 31, 2014 compared with the comparable quarter last year primarily as a result of $4.3 million of bond premium and $795,000 of debt issuance write off costs incurred to retire the outstanding 9.5% Senior Notes during the three months ended July 31, 2013. The interest expense for the three months ended July 31, 2014 also included the amortization of debt issuance costs and primarily related to our $100.0 million of 5.875% Senior Notes.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Income tax expense	$9,186	$14,922	$(5,736)	-38.4%

Income tax expense decreased as a result of the decrease in operating profit noted above. The effective tax rate for the three months ended July 31, 2014 was 38.6%, which included non-deductible compensation expense as a discrete item. Excluding this discrete item, the effective tax rate would have been 36.7%. The effective tax rate for the three months ended July 31, 2014 was 36.0%.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended July 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change
Income from continuing operations	$14,618	$26,526	$(11,908)	-44.9%
Net income per share from continuing operations
Basic	$0.27	$0.41	$(0.14)	-34.1%
Diluted	$0.26	$0.40	$(0.14)	-35.0%

Income from continuing operations for the three months ended July 31, 2014 decreased primarily because of lower sales volumes, a corresponding decrease in gross profit, and unfavorable manufacturing spending, partially offset by lower interest expense and income tax expense. Net income per share for the three months ended July 31, 2014 was favorably impacted by $0.04 from our open market purchases of our common stock that occurred from August 2013 through July 2014 under our stock repurchase program, and there was also a favorable impact to net income per share from continuing operations as a result of our asset acquisition from our principal injection molding supplier.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations and to service our existing debt. Capital expenditures primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the three months ended July 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating activities	$10,780	$19,011	$(8,231)	-43.3%
Investing activities	(38,696)	(12,045)	(26,651)	-221.3%
Financing activities	42,514	39,002	3,512	-9.0%

Total cash flow	$14,598	$45,968	$(31,370)	68.2%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the three months ended July 31, 2014, we generated $10.8 million in cash from operating activities, a decrease of $8.2 million from the $19.0 million of cash generated by operating activities for the three months ended July 31, 2013. The reduction in cash generated for the three months ended July 31, 2014 was primarily because of a $11.9 million decrease in net income. Cash provided by operating activities was also negatively impacted by $11.6 million of increased inventory levels more than offset by $8.8 million of lower income tax payable due to lower operating profit and $5.2 million of lower accounts receivable due to the timing of customer payments.

Investing Activities

Cash used in investing activities increased by $26.7 million for the three months ended July 31, 2014 compared with the comparable prior period as a result of $24.1 million payment to acquire substantially all of the net assets of TTPP. We also recorded increased capital spending of $2.6 million during the period. We currently expect to spend approximately $35.0 million on capital expenditures in fiscal 2015, a decrease of approximately $18.3 million from the $53.3 million spent in fiscal 2014. Major capital expenditures in fiscal 2015 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $42.5 million for the three months ended July 31, 2014 compared with cash provided by financing activities of $39.0 million for the three months ended July 31, 2013. Cash provided by financing activities was primarily a result of $75.0 million of proceeds related to the issuance of our 5.000% Senior Notes offset by our completed $30.0 million stock repurchase program described below. We also paid $2.3 million of debt issuance costs related to the 5.000% Senior Notes issuance as discussed in Note 4 to our consolidated financial statements. We had no short-term bank borrowings at July 31, 2014 or 2013.

As of July 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility will mature on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the credit facility will be used for general corporate purposes.

During fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During the three months ended July 31, 2014, we completed this stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million utilizing cash on hand.

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

Summary

As of July 31, 2014, we had $83.5 million in cash and cash equivalents on hand. During the three months ended July 31, 2014, we completed our $30.0 million authorized stock repurchase program by repurchasing 2.1 million shares of our common stock in the open market utilizing cash on hand. During the three months ended July 31, 2014, we acquired substantially all of the net assets of TTPP for $24.1 million, including a $1.3 million working capital adjustment. We had a $75.0 million revolving line of credit, upon which we had no borrowings as of July 31, 2014. Our credit agreement with the lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We issued $75.0 million of 5.000% Senior Notes during the three months ended July 31, 2014. The Senior Notes Indentures contain a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2014. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2014, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of July 31, 2014, we had no forward contracts outstanding.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of July 31, 2014, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief financial Officer have concluded that, as of July 31, 2014, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 7 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the three months ended July 31, 2014 (dollars in thousands, except per share data):

	Total # of	Average	Total # of Shares Purchased as Part of Publicly Announced	Maximum Dollar Value of Shares that May Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
May 1 to 31, 2014	202,979	$14.94	202,979	$26,965
June 1 to 30, 2014	730,645	15.03	730,645	15,985
July 1 to 31, 2014	1,171,691	13.64	1,171,691	—

Total	2,105,315	$14.25	2,105,315	$—

(1)	During fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During the three months ended July 31, 2014, we completed this stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million utilizing cash on hand.

Item 6. Exhibits

4.31	Indenture, dated as of July 15, 2014, among Smith & Wesson Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (1)

10.113	Form of Purchase Agreement by and among Smith & Wesson Holding Corporation and the investors party thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on July 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: August 26, 2014	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: August 26, 2014	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

4.31	Indenture, dated as of July 15, 2014, among Smith & Wesson Holding Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (1)

10.113	Form of Purchase Agreement by and among Smith & Wesson Holding Corporation and the investors party thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on July 15, 2014.