Form 10-Q
period 2014-10-31
SMITH & WESSON HOLDING CORP
filed 2014-12-04
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The registrant had 53,704,558 shares of common stock, par value $0.001, outstanding as of December 1, 2014.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 6. Exhibits	22
Signatures	23
EX-2.9
EX-10.104(a)
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding the timing and completion of our acquisition of Battenfeld Technologies, Inc., or BTI; the impact, if any, of recently issued accounting standards on our consolidated financial statements; our ability to integrate the assets we acquired from a custom polymer injection molding supplier in a successful manner; estimates of fair value and the potential for recasting amounts allocated to goodwill; the outcome of the litigation to which we are subject and its effect on us; the amount of environmental and other reserves; BTI’s ability to continue to launch high-quality, innovative products; the impact of lower consumer demand and excess distributor and retailer inventories in the firearm industry; the effect of a variety of economic, social, and political factors on our business; the features and performance of our products; the success of particular product or marketing programs; future investments for capital expenditures; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014, filed with the Securities and Exchange Commission, or the SEC, on June 19, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2014	April 30, 2014
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,373	$68,860
Accounts receivable, net of allowance for doubtful accounts of $947 on October 31, 2014 and $844 on April 30, 2014	51,411	55,890
Inventories	99,243	86,742
Prepaid expenses and other current assets	8,744	5,958
Deferred income taxes	16,917	17,094
Income tax receivable	4,230	4,627
Total current assets	244,918	239,171
Property, plant, and equipment, net	134,027	120,440
Intangibles, net	3,891	3,425
Goodwill	14,110	—
Other assets	19,043	18,467
	$415,989	$381,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,852	$37,688
Accrued expenses	15,112	16,051
Accrued payroll	7,165	15,816
Accrued taxes other than income	4,371	5,359
Accrued profit sharing	2,500	11,060
Accrued product/municipal liability	965	1,056
Accrued warranty	5,054	5,513
Total current liabilities	59,019	92,543
Deferred income taxes	11,241	11,418
Notes payable	175,000	100,000
Other non-current liabilities	11,017	10,719
Total liabilities	256,277	214,680
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 69,264,706 shares issued and 53,702,084 shares outstanding on October 31, 2014 and 68,809,986 shares issued and 55,352,679 shares outstanding on April 30, 2014	69	69
Additional paid-in capital	214,548	211,225
Retained earnings	117,345	97,739
Accumulated other comprehensive income	73	73
Treasury stock, at cost (15,562,622 common shares on October 31, 2014 and 13,457,307 common shares on April 30, 2014)	(172,323)	(142,283)
Total stockholders’ equity	159,712	166,823
	$415,989	$381,503

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	(In thousands, except per share data)
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net sales	$108,446	$139,294	$240,315	$310,314
Cost of sales	73,606	81,357	156,357	179,604
Gross profit	34,840	57,937	83,958	130,710
Operating expenses:
Research and development	1,473	1,305	2,929	2,664
Selling and marketing	8,850	7,681	16,797	15,229
General and administrative	13,682	20,177	27,627	36,029
Total operating expenses	24,005	29,163	47,353	53,922
Operating income	10,835	28,774	36,605	76,788
Other (expense)/income:
Other (expense)/income, net	(11)	36	(17)	41
Interest income	20	8	44	110
Interest expense	(2,914)	(2,046)	(4,898)	(8,719)
Total other (expense)/income, net	(2,905)	(2,002)	(4,871)	(8,568)
Income from continuing operations before income taxes	7,930	26,772	31,734	68,220
Income tax expense	2,839	9,627	12,026	24,549
Income from continuing operations	5,091	17,145	19,708	43,671
Discontinued operations:
Loss from operations of discontinued security solutions division	(61)	(222)	(156)	(274)
Income tax benefit	(20)	(64)	(54)	(66)
Loss from discontinued operations	(41)	(158)	(102)	(208)
Net income	$5,050	$16,987	$19,606	$43,463
Net income per share:
Basic - continuing operations	$0.10	$0.29	$0.36	$0.71
Basic - total	$0.09	$0.28	$0.36	$0.70
Diluted - continuing operations	$0.09	$0.28	$0.36	$0.69
Diluted - total	$0.09	$0.28	$0.35	$0.68
Weighted average number of common shares outstanding:
Basic	53,545	59,620	54,188	61,931
Diluted	54,651	60,984	55,435	63,751

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2014	68,810	$69	$211,225	$97,739	$73	13,458	$(142,283)	$166,823
Exercise of employee stock options	167	—	796	—	—	—	—	796
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	2,801	—	—	—	—	2,801
Excess tax benefit for stock-based compensation	—	—	197	—	—	—	—	197
Shares issued under employee stock purchase plan	79	—	636	—	—	—	—	636
Issuance of common stock under restricted stock unit awards, net of shares surrendered	209	—	(1,107)	—	—	—	—	(1,107)
Net income	—	—	—	19,606	—	—	—	19,606
Balance at October 31, 2014	69,265	$69	$214,548	$117,345	$73	15,563	$(172,323)	$159,712

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	October 31, 2014	October 31, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$19,606	$43,463
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	12,983	11,152
(Gain)/loss on sale/disposition of assets	(86)	77
Provision for losses on accounts receivable	230	33
Stock-based compensation expense	2,801	4,774
Changes in operating assets and liabilities:
Accounts receivable	6,873	(22,466)
Inventories	(9,622)	(13,263)
Prepaid expenses and other current assets	(2,786)	(1,836)
Income tax receivable/(payable)	397	(6,099)
Accounts payable	(14,206)	14,602
Accrued payroll	(9,012)	(1,587)
Accrued taxes other than income	(988)	1,153
Accrued profit sharing	(8,560)	(4,313)
Accrued expenses	(967)	(373)
Accrued product/municipal liability	(91)	(57)
Accrued warranty	(459)	(166)
Other assets	(137)	(781)
Other non-current liabilities	596	(330)
Net cash (used in)/provided by operating activities	(3,428)	23,983
Cash flows from investing activities:
Payments for the net assets of Tri Town Precision Plastics, Inc.	(24,095)	—
Refunds of deposits for machinery and equipment	1,204	—
Receipts from note receivable	40	38
Payments to acquire patents and software	(84)	(81)
Proceeds from sale of property and equipment	225	15
Payments to acquire property and equipment	(21,200)	(26,075)
Net cash used in investing activities	(43,910)	(26,103)
Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	101,583
Cash paid for debt issue costs	(2,333)	(3,770)
Payments on capital lease obligation	(298)	(349)
Payments on loans and notes payable	—	(44,354)
Payments to acquire treasury stock	(30,040)	(100,848)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,432	1,689
Payroll taxes paid as a result of restricted stock unit withholdings	(1,107)	(791)
Excess tax benefit of stock-based compensation	197	1,395
Net cash provided by/(used in)financing activities	42,851	(45,445)
Net decrease in cash and cash equivalents	(4,487)	(47,565)
Cash and cash equivalents, beginning of period	68,860	100,487
Cash and cash equivalents, end of period	$64,373	$52,922
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,106	$4,600
Income taxes	11,682	29,157

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

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

On November 25, 2014, we entered into a definitive agreement to acquire all the outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI. See note 8 – Subsequent Events below for more information regarding this transaction.

(2) Basis of Presentation:

Interim Financial Information - The consolidated balance sheet as of October 31, 2014, the consolidated statements of income for the three and six months ended October 31, 2014 and 2013, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2014, and the consolidated statements of cash flows for the six months ended October 31, 2014 and 2013 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2014 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2014 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 19, 2014. The results of operations for the six months ended October 31, 2014 may not be indicative of the results that may be expected for the year ending April 30, 2015, or any other period.

Discontinued Operations - SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division, is presented as discontinued operations in the consolidated statements of income for all periods presented. Unless stated otherwise, any reference to the consolidated statements of income items in the notes to the consolidated financial statements refers to results from continuing operations.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. Early adoption is not permitted. We are currently evaluating the impact, if any, that ASU 2014-09 will have on our consolidated financial statements.

(3) Asset Purchase:

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $24.1 million, including a $1.3 million working capital adjustment. We recorded this transaction in accordance with ASC 805-20, Business Combinations. TTPP was a provider of custom injection molding services, rapid prototyping and tooling, and was a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our M&P models. Our acquisition of TTPP’s custom polymer

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

injection molding capabilities was designed to vertically integrate a key component of our manufacturing operations providing us with increased flexibility within our supply chain.

The initial estimated fair value asset and liability allocations made at the acquisition date were adjusted during the six months ended October 31, 2014 for inventory valuation and payroll accruals. We also recorded identifiable intangible assets relating to customer relationships and order backlog during the six months ended October 31, 2014. Additional information that existed as of the acquisition date but at that time was unknown may become known to us during the remainder of the measurement period, which will not exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments as described above (in thousands):

	May 5, 2014 (As	Measurement
	Initially	Period	October 31, 2014
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$2,614	$10	$2,624
Inventories	2,430	449	2,879
Total current assets	5,044	459	5,503
Property, plant, and equipment	4,243	—	4,243
Goodwill	15,183	(1,073)	14,110
Intangibles assets:
Customer relationships	—	840	840
Order backlog	—	150	150
Other assets	8	—	8
Total assets acquired	24,478	376	24,854
Accounts payable	358	12	370
Accrued expenses	25	3	28
Accrued payroll	—	361	361
Total liabilities assumed	383	376	759
	$24,095	$—	$24,095

Included in general and administrative costs is $442,000 of acquisition-related costs incurred during the six months ended October 31, 2014 related to the TTPP asset acquisition.

Goodwill will be deductible for tax purposes and amortized over 15 years.

We amortize customer relationships in proportion to expected yearly revenue generated from the customer lists acquired or products to be sold. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired and their respective estimated lives (dollars in thousands):

		Estimated Life
	Amount	(In years)
Customer relationships	$840	7.0
Order backlog	150	1.0
	$990

Pro forma results of operations assuming that this acquisition had occurred on May 1, 2013 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

(4) Notes Payable and Financing Arrangements:

Credit Facilities — As of October 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility matures on December 15, 2016 and bears interest at a variable rate equal to LIBOR or prime, at our

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

election, plus an applicable margin based on our consolidated leverage ratio. As of October 31, 2014, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 1.90% to 2.07% per annum if we had selected the LIBOR rate option.

On November 25, 2014, we amended our credit agreement with our lenders to expand our revolving credit facility to $125.0 million, in connection with entering into a definitive agreement to acquire BTI, leaving $50.0 million available under the accordion feature noted above. See Note 8 – Subsequent Events for more information regarding these transactions.

5.875% Senior Notes — During fiscal 2014, we issued an aggregate of $47.1 million of 5.875% Senior Notes due 2017, or the 5.875% Senior Notes, to various qualified institutional buyers in exchange for approximately $42.8 million of our outstanding 9.5% senior notes due 2016, or the 9.5% Senior Notes, from existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during fiscal 2014. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture, or the 5.875% Senior Notes Indenture, and exchange and purchase agreements. The 5.875% Senior Notes bear interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense related to bond premium and $795,000 of debt issuance write-off costs relating to the exchange and defeasance of the 9.5% Senior Notes during fiscal 2014.

At any time prior to June 15, 2015, we may, at our option, (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of 100% of the principal amount of the 5.875% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.875% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875% of the principal amount of the 5.875% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.875% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after June 15, 2015, we may, at our option, upon not less than 30 nor more than 60 days prior notice, redeem all or a portion of the 5.875% Senior Notes at a redemption price of (a) 102.9375% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2015; or (b) 100% of the principal amount of the 5.875% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on June 15, 2016, plus, in either case, accrued and unpaid interest on the 5.875% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.875% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.875% Senior Notes mature on June 15, 2017.

The 5.875% Senior Notes are general, unsecured obligations of our company. The 5.875% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 5.875% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 5.875% Senior Notes Indenture, or the 5.875% Senior Notes Lifetime Aggregate Limit. In addition, the 5.875% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 5.875% Senior Notes Lifetime Aggregate Limit. Among such exceptions is the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (i) $30.0 million in any fiscal year or (ii) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income. In addition, we purchased an additional $85.0 million of shares of our common stock in fiscal 2014 (including our $75.0 million tender offer), which purchases were permitted under various other exceptions.

5.000% Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture and collectively with the 5.875% Senior Notes Indenture, the Senior Notes Indentures, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 5.000% Senior Notes.

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

For the Three and Six Months Ended October 31, 2014 and 2013

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

Letters of Credit – At October 31, 2014, we had outstanding letters of credit under our credit facility aggregating $1.1 million.

(5) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of October 31, 2014 and April 30, 2014 (in thousands):

	October 31, 2014	April 30, 2014
Finished goods	$39,211	$26,523
Finished parts	46,172	47,109
Work in process	6,512	7,643
Raw material	7,348	5,467
Total inventories	$99,243	$86,742

(6) Stockholders’ Equity:

Treasury Stock

During fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During the six months ended October 31, 2014, we completed this stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million, utilizing cash on hand.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

Earnings per Share

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2014	2013	2014	2013
Net income/(loss)
Income from continuing operations	$5,091	$17,145	$19,708	$43,671
Loss from discontinued operations	(41)	(158)	(102)	(208)
Net income	$5,050	$16,987	$19,606	$43,463
Weighted average shares outstanding - Basic	53,545	59,620	54,188	61,931
Dilutive effect of stock option and award plans	1,106	1,364	1,247	1,820
Diluted shares outstanding	54,651	60,984	55,435	63,751
Earnings per share - Basic (a)
Income from continuing operations	$0.10	$0.29	$0.36	$0.71
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income	$0.09	$0.28	$0.36	$0.70
Earnings per share - Diluted (a)
Income from continuing operations	$0.09	$0.28	$0.36	$0.69
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income	$0.09	$0.28	$0.35	$0.68

_______________

(a)	Net income per share may not equal earnings per share from continuing operations plus discontinued operations due to rounding.

For the three months ended October 31, 2014, there were 107,081 shares of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended October 31, 2013, 88,839 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the six months ended October 31, 2014, there were 54,037 shares of common stock issuable upon the exercise of stock options and under our ESPP that were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the six months ended October 31, 2013, 124,930 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two Stock Plans: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Except in specific circumstances, grants vest over a period of three years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

The number of shares and weighted average exercise prices of options for the six months ended October 31, 2014 and 2013 are as follows:

	For the Six Months Ended October 31,
	2014		2013
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,258,349	$6.15	3,019,127	$5.31
Exercised during the period	(166,886)	4.77	(418,466)	2.55
Canceled/forfeited during period	(13,000)	7.98	(28,000)	5.59
Options outstanding, end of period	2,078,463	$6.25	2,572,661	$5.76
Weighted average remaining contractual life	5.49 years		6.22 years
Options exercisable, end of period	1,986,465	$6.18	2,013,974	$5.79
Weighted average remaining contractual life	5.40 years		5.73 years

The aggregate intrinsic value of outstanding options as of October 31, 2014 and 2013 was $9.3 million and $14.0 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of October 31, 2014 and 2013 was $9.1 million and $11.1 million, respectively. The aggregate intrinsic value of the options exercised for the six months ended October 31, 2014 and 2013 was $1.3 million and $3.9 million, respectively. At October 31, 2014, the total of unrecognized compensation cost of outstanding options was $81,000, which is expected to be recognized over the remaining weighted average vesting period of 0.43 years.

On September 26, 2011, our stockholders approved our ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the six months ended October 31, 2014 and 2013, 79,291 and 84,081 shares were purchased under our ESPP, respectively.

The following assumptions were used in valuing our ESPP purchases during the six-month periods ended October 31, 2014 and 2013:

	For the Six Months Ended October 31,
	2014	2013
Risk-free interest rate	0.04%	0.04%
Expected term	6 months	6 months
Expected volatility	36.0%	35.2%
Dividend yield	0%	0%

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $2.8 million and $4.8 million for the six months ended October 31, 2014 and 2013, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

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

During the six months ended October 31, 2014, we granted 237,100 service-based RSUs, including 20,000 RSUs to a newly appointed executive officer in connection with his hiring; 50,500 RSUs to our directors; and 166,600 RSUs to non-executive officer employees. In addition, in connection with a 2011 grant, we vested 46,600 market-condition PSUs (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $2.4 million for the six months ended October 31, 2014. We delivered common stock to employees and directors during the six months ended October 31, 2014 under vested RSUs and PSUs with a total market value of $3.6 million.

During the six months ended October 31, 2013, we granted 450,656 service-based RSUs, including 250,000 RSUs to certain of our executive officers; 42,238 to our directors; and 153,418 RSUs to non-executive officer employees. In addition, in connection with a 2010 grant, we vested 30,000 market-condition PSUs (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 60,000 shares to an executive officer and former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $3.7 million for the six months ended October 31, 2013. We delivered common stock to employees and directors during the six months ended October 31, 2013 under vested RSUs and PSUs with a total market value of $2.4 million.

A summary of activity in unvested RSUs and PSUs for the six months ended October 31, 2014 and 2013 is as follows:

	For the Six Months Ended October 31,
	2014		2013
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,015,475	$10.56	781,586	$8.42
Awarded	283,700	11.18	480,656	10.30
Vested	(312,670)	8.71	(210,230)	8.18
Forfeited	(69,371)	12.11	(12,518)	8.61
RSUs and PSUs outstanding, end of period	917,134	$12.25	1,039,494	$9.23

As of October 31, 2014, there was $5.6 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

(7) Commitments and Contingencies:

Litigation

On January 19, 2010, the U.S. Department of Justice, or DOJ, unsealed indictments of 22 individuals from the law enforcement and military equipment industries, one of whom was our former Vice President-Sales, International & U.S. Law Enforcement. We were not charged in the indictment. We also were served with a Grand Jury subpoena for the production of documents. The DOJ then conducted an investigation to determine whether we had violated the Foreign Corrupt Practices Act, or FCPA. We have cooperated

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2014 and 2013

fully with the DOJ in this matter. On February 21, 2012, the DOJ filed a motion to dismiss with prejudice the indictments of the remaining defendants who were pending trial, including our former Vice President-Sales, International & U.S. Law Enforcement. On February 24, 2012, the district court granted the motion to dismiss.

Following extensive investigation and evaluation, the DOJ declined to pursue any FCPA charges against us and closed its investigation. The DOJ noted our “thorough cooperation” in correspondence to us.

In fiscal 2011, we received a subpoena from the staff of the SEC giving notice that the SEC was conducting a non-public, fact-finding inquiry to determine whether there had been any violations of the federal securities laws. It appears this civil inquiry was triggered in part by the DOJ investigation into potential FCPA violations. We undertook a comprehensive review of company policies and procedures. Effective July 28, 2014, we settled civil charges filed by the SEC in an administrative proceeding relating to the anti-bribery, internal controls, and books and records provisions of the FCPA. Under the terms of the settlement, in which we neither admitted nor denied the allegations made by the SEC, the SEC noted our cooperation with the inquiry. We consented to pay $2.0 million, and we agreed to undertake certain reporting obligations to the SEC concerning our FCPA compliance for two years following the settlement date.

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

We are a defendant in nine product liability cases and are aware of approximately 10 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the Three and Six Months Ended October 31, 2014 and 2013

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

As of October 31, 2014 and April 30, 2014, we had recorded a $623,000 environmental reserve in non-current liabilities, which represents the net present value of the estimated obligation. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

(8)	Subsequent Events:

On November 25, 2014, we entered into a definitive agreement to acquire BTI for $130.5 million in cash, subject to certain adjustments. BTI, based in Columbia, Missouri, is an industry-leading provider of hunting and shooting accessories and has an established track record of launching high-quality, innovative products across its brand portfolio. See note 4 – Notes Payable and Financing Arrangements above for information regarding the expansion of our credit facility in connection with this agreement.

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

During our third quarter of fiscal 2015, we entered into a definitive agreement to acquire all the outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI. BTI, based in Columbia, Missouri, is an industry-leading provider of hunting and shooting accessories and has an established track record of launching high-quality, innovative products across its brand portfolio.

Second Quarter Fiscal 2015 Highlights

Net sales for the three months ended October 31, 2014 were $108.4 million, a decrease of $30.8 million, or 22.1%, from net sales of $139.3 million for the three months ended October 31, 2013, primarily because of lower consumer demand and excess distributor and retailer inventories in the firearm industry. The lower demand and excess inventories follows the sudden, rapid surge in demand we experienced during the previous fiscal year as consumers purchased firearm products in anticipation of possible additional restrictive regulations. The lower demand and excess inventories primarily impacted our long guns, which had a $19.1 million, or 50.3%, reduction in sales from the comparable quarter last year. Our handgun product sales had a $13.8 million, or 15.0%, reduction in sales from the comparable quarter last year. Reduced larger frame polymer pistol sales were partially offset by continued strong sales of our small concealed carry polymer pistols and revolvers.

Gross profit as a percentage of net sales was 32.1% for the three months ended October 31, 2014 compared with gross profit of 41.6% for the three months ended October 31, 2013, primarily as a result of reduced sales of our higher margin products. We also had additional manufacturing spending, increased promotional product discounts, and unfavorable manufacturing fixed-cost absorption because of lower sales, which was partially offset by the favorable impact to gross profit as a result of price increases on a selected number of products at the beginning of calendar 2014 and sales of our  injection molding products.

Income from continuing operations for the three months ended October 31, 2014 was $5.1 million, or $0.09 per fully diluted share, compared with income from continuing operations of $17.1 million, or $0.28 per fully diluted share, for the three months ended October 31, 2013.

Net sales for the six months ended October 31, 2014 were $240.3 million, a decrease of $70.0 million, or 22.6%, from net sales of $310.3 million for the six months ended October 31, 2013, primarily because of lower consumer demand and excess distributor and retailer inventories in the firearm industry following the surge in demand in the prior fiscal year noted above. Also, as noted above, the lower demand and excess inventories primarily impacted our long guns, which had a $53.3 million, or 60.0%, reduction in sales from the prior year comparable period. Our small concealed carry polymer pistols and revolvers continued to have strong sales in our handguns category, although those sales were more than offset by lower sales of our larger frame M&P branded polymer pistols.

Gross profit as a percentage of net sales was 34.9% for the six months ended October 31, 2014 compared with gross profit of 42.1% for the six months ended October 31, 2013, primarily as a result of reduced sales of our higher margin products, higher manufacturing spending, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption because of lower sales. The acquisition of our principal injection molding supplier in early fiscal 2015 had a favorable impact on gross profit for the six months ended October 31, 2014.

Income from continuing operations for the six months ended October 31, 2014 was $19.7 million, or $0.36 per fully diluted share, compared with income from continuing operations of $43.7 million, or $0.69 per fully diluted share, for the six months ended October 31, 2013.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Handguns	$77,714	$91,479	$(13,765)	-15.0%
Long Guns	18,856	37,914	(19,058)	-50.3%
Walther	-	734	(734)	-100.0%
Other Products & Services	11,876	9,167	2,709	29.6%
Total Net Sales	$108,446	$139,294	$(30,848)	-22.1%

Net sales for the three-month period ended October 31, 2014 decreased 22.1% from the comparable quarter last year. Handgun product sales decreased $13.8 million, or 15.0%, from the comparable quarter last year with the decrease in our larger frame M&P branded polymer pistol products, partially offset by increased sales of our small concealed carry polymer pistols and revolvers. Net sales of our long guns decreased $19.1 million, or 50.3%, from the prior year comparable quarter with large decreases in sales of our modern sporting rifles, partially offset by increased bolt-action and single-shot rifle sales. Other products and services increased by 29.6% from the comparable quarter last year, primarily as a result of additional sales of our injection molding products following the acquisition of our principal injection molding supplier in early fiscal 2015. Net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales for the three months ended October 31, 2014 compared with the prior year comparable quarter by 0.5% while decreases in the number of units sold impacted net sales by 23.0%. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 16.2% of total net sales. Sales of our injection molding products following the acquisition of our principal injection molding supplier in early fiscal 2015 represented 2.7% of total net sales for the three months ended October 31, 2014.

Net sales into our sporting goods distribution channel, excluding Walther products, were $91.4 million for the three months ended October 31, 2014, a decrease of 25.9% from the comparable quarter last year. This decrease was primarily a result of reduced sales of our M&P polymer pistols and modern sporting rifles, partially offset by increased revolver, bolt-action, and single-shot rifle sales. Net sales into our professional channels, which exclude Walther products and include international and law enforcement sales, were $16.4 million for the three months ended October 31, 2014, an increase of 14.1% from comparable quarter last year with increased shipments to Europe, Thailand, and Canada.

The following table sets forth certain information regarding net sales for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Handguns	$180,776	$198,000	$(17,224)	-8.7%
Long Guns	35,534	88,801	(53,267)	-60.0%
Walther	506	2,326	(1,820)	-78.2%
Other Products & Services	23,499	21,187	2,312	10.9%
Total Net Sales	$240,315	$310,314	$(69,999)	-22.6%

Net sales for the six-month period ended October 31, 2014 decreased 22.6% from the prior year comparable period. Handgun product sales decreased $17.2 million, or 8.7%, from the prior year comparable period as a result of the same factors mentioned above for the three-month period. Net sales of our long guns decreased $53.3 million, or 60.0%, from the prior year comparable period with the largest decrease in modern sporting rifle sales. Other products and services increased by 10.9% from the prior year comparable period, primarily as a result of the sales of our injection molding products following the acquisition of our principal injection molding supplier in early fiscal 2015 as well as increased handcuff sales. Net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted net sales for the six months ended October 31, 2014 compared with the prior year comparable period by 0.5% while decreases in the number of units sold impacted net sales by 23.5%. New products represented 15.2% of total net sales and sales of our injection molding products represented 2.2% of total net sales for the six months ended October 31, 2014.

Net sales into our sporting goods distribution channel, excluding Walther products, were $203.5 million for the six months ended October 31, 2014, a decrease of 25.5% from the prior year comparable period, which was primarily a result of reduced sales of our M&P polymer pistols and hunting and modern sporting rifles, partially offset by increased revolver sales. Net sales into our professional channels, which exclude Walther products and include international and law enforcement sales, were $35.1 million for the six months ended October 31, 2014, an increase of 5.1% compared with the prior year comparable period.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$73,606	$81,357	$(7,751)	-9.5%
% of net sales	67.9%	58.4%
Gross profit	$34,840	$57,937	$(23,097)	-39.9%
% of net sales	32.1%	41.6%

Gross profit for the three months ended October 31, 2014 decreased by 9.5 percentage points from the comparable quarter last year, primarily because of a combination of reduced sales volumes for our higher-margin products, higher spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during the quarter. That additional spending relative to sales volume and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 8.8 percentage points and the additional promotional product discounts resulted in a 1.1 percentage point reduction to gross margin. The additional spending was partially offset by the favorable impact to gross profit of 0.3 percentage points as a result of our acquisition of our principal injection molding supplier. In addition, the price increases made in early calendar 2014 on selected products increased gross margin by 0.5 percentage points.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Cost of sales	$156,357	$179,604	$(23,247)	-12.9%
% of net sales	65.1%	57.9%
Gross profit	$83,958	$130,710	$(46,752)	-35.8%
% of net sales	34.9%	42.1%

Gross profit for the six months ended October 31, 2014 decreased by 7.2 percentage points from the prior year comparable period, primarily due to a combination of the reduced sales volumes mentioned above as well as higher spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during the period. That additional spending relative to sales volume and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 7.2 percentage points and the additional promotional product discounts resulted in a 0.5 percentage point reduction to gross margin. Our price increases made in early calendar 2014 on selected products increased gross margin percentage by 0.5 percentage points and the acquisition of our principal injection molding supplier resulted in a favorable impact on gross margin of 0.5 percentage points for the six months ended October 31, 2014.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Research and development	$1,473	$1,305	$168	12.9%
Selling and marketing	8,850	7,681	1,169	15.2%
General and administrative	13,682	20,177	(6,495)	-32.2%
Total operating expenses	$24,005	$29,163	$(5,158)	-17.7%
% of net sales	22.1%	20.9%

Research and development expenses increased $168,000 from the comparable quarter last year, primarily because of increased expenses related to new product development testing materials. Selling and marketing expenses increased $1.2 million from the comparable quarter last year because of  additional advertising expense on marketing programs for dealers, additional promotional expenses, and additional co-op advertising expense. General and administrative costs decreased $6.5 million from the comparable quarter last year and reflected a $1.8 million reduction from eliminating management incentive expense, a $2.3 million reduction in professional fees, primarily from a reduction in consulting expense relating to our new enterprise resource planning, or ERP, system, a $1.1 million reduction in profit sharing expense, and a $1.4 million reduction in stock-compensation expense.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Research and development	$2,929	$2,664	$265	9.9%
Selling and marketing	16,797	15,229	1,568	10.3%
General and administrative	27,627	36,029	(8,402)	-23.3%
Total operating expenses	$47,353	$53,922	$(6,569)	-12.2%
% of net sales	19.7%	17.4%

Research and development expenses increased $265,000 from the prior year comparable period, primarily because of the new product development costs mentioned above. Selling and marketing expenses increased $1.6 million from the prior year comparable period, primarily because of $785,000 of additional advertising expense on marketing programs for dealers and additional co-op advertising expense as well as $460,000 of additional promotional expense and additional print and television advertising expense. General and administrative costs decreased $8.4 million from the prior year comparable period and reflected a $4.0 million reduction from eliminating management incentive expense, a $2.7 million reduction in profit sharing expense, a $2.2 million reduction in stock-compensation expense, and a $1.1 million reduction in professional fees relating to our ERP system, all of which were partially offset by acquisition-related costs for the TTPP asset purchase and $744,000 of additional depreciation expense.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating income	$10,835	$28,774	$(17,939)	-62.3%
% of net sales	10.0%	20.7%

Operating income for the three months ended October 31, 2014 declined $17.9 million compared with the comparable quarter last year primarily because of lower sales of our modern sporting rifles and large frame M&P branded polymer pistols and the related operating profit impacts from higher spending, unfavorable manufacturing fixed-cost absorption from reduced net sales, increased advertising and promotional spending, and additional depreciation expense from increased capital expenditures.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating income	$36,605	$76,788	$(40,183)	-52.3%
% of net sales	15.2%	24.7%

Operating income for the six months ended October 31, 2014 declined $40.2 million compared with the prior year comparable period primarily because of the same factors mentioned above.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Interest expense	$2,914	$2,046	$868	42.4%

Interest expense increased by $868,000 primarily because we had to service $75.0 million of our 5.000% Senior Notes during the three months ended October 31, 2014 that were not outstanding during the comparable quarter last year.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Interest expense	$4,898	$8,719	$(3,821)	-43.8%

Interest expense decreased for the six months ended October 31, 2014 compared with the prior year comparable period primarily as a result of $4.3 million of bond premium and $795,000 of debt issuance write off costs incurred to retire the outstanding 9.5% Senior Notes during the six months ended October 31, 2013. Interest expense for the six months ended October 31, 2014 also included the amortization of debt issuance costs and primarily related to our $100.0 million of 5.875% Senior Notes and our $75.0 million of new 5.000% Senior Notes.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Income tax expense	$2,839	$9,627	$(6,788)	-70.5%

Income tax expense decreased as a result of the decrease in operating profit.

The following table sets forth certain information regarding income tax expense for the six months October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Income tax expense	$12,026	$24,549	$(12,523)	-51.0%

Income tax expense decreased as a result of the decrease in operating profit noted above. The effective tax rate for the six months ended October 31, 2014 was 37.9%, which included non-deductible compensation expense as a discrete item. The effective tax rate would have been 36.5% excluding this discrete item, which is calculated for comparison purposes to the prior year comparable period effective tax rate that does not include one-time non-deductible expenses. The effective tax rate for the six months ended October 31, 2013 was 36.0%.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended October 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change
Income from continuing operations	$5,091	$17,145	$(12,054)	-70.3%
Net income per share from continuing operations
Basic	$0.10	$0.29	$(0.19)	-65.5%
Diluted	$0.09	$0.28	$(0.19)	-67.9%

Income from continuing operations for the three months ended October 31, 2014 decreased primarily because of lower sales volumes, a corresponding decrease in gross profit, unfavorable manufacturing spending, additional advertising and promotional expense, additional depreciation expense from increased capital expenditures, all of which was partially offset by lower general and administrative costs related to eliminating management incentive accruals, and reduced profit sharing expense, stock compensation expense, and income tax expense. Net income per share from continuing operations for the three months ended October 31, 2014 was favorably impacted as a result of acquiring our principal injection molding supplier.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the six months ended October 31, 2014 and 2013 (dollars in thousands, except per share data):

	2014	2013	$ Change	% Change
Income from continuing operations	$19,708	$43,671	$(23,963)	-54.9%
Net income per share from continuing operations
Basic	$0.36	$0.71	$(0.35)	-48.9%
Diluted	$0.36	$0.69	$(0.33)	-47.4%

Income from continuing operations for the six months ended October 31, 2014 decreased because of the same items noted above during the three-month period. In addition, net income per share for the six months ended October 31, 2014 was favorably impacted by $0.02 from our open market purchases of our common stock that occurred from November 2013 through October 2014 under our stock repurchase program, and there was also a favorable impact to net income per share from continuing operations of $0.03 as a result of acquiring our principal injection molding supplier.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures, service our existing debt, and complete the acquisition of BTI. Capital expenditures in fiscal 2015 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the six months ended October 31, 2014 and 2013 (dollars in thousands):

	2014	2013	$ Change	% Change
Operating activities	$(3,428)	$23,983	$(27,411)	-114.3%
Investing activities	(43,910)	(26,103)	(17,807)	-68.2%
Financing activities	42,851	(45,445)	88,296	194.3%
Total cash flow	$(4,487)	$(47,565)	$43,078	90.6%

Operating Activities

On an annual basis, operating activities represent the principal source of our cash flow.

For the six months ended October 31, 2014, we used $3.4 million in cash from operating activities, compared with generating $24.0 million of cash from operating activities for the six months ended October 31, 2013. Cash used in operating activities for the six months ended October 31, 2014 was negatively impacted by a $23.9 million decrease in net income, a $28.8 million decrease in accounts payable because of the reduction in manufacturing purchases from lower sales volumes, $7.4 million of reduced payroll accruals due to timing, and $4.2 million of reduced profit sharing accruals, partially offset by the positive impact of $6.5 million of lower income tax payable due to lower operating profit and $29.3 million of lower accounts receivable due to the timing of customer payments and lower sales volumes.

Investing Activities

Cash used in investing activities increased by $17.8 million for the six months ended October 31, 2014 compared with the comparable prior period as a result of a $24.1 million payment to acquire substantially all of the net assets of TTPP and $1.2 million of refunds of deposits for machinery and equipment. We also recorded capital spending of $21.2 million, a reduction of $4.9 million compared with the comparable prior period. We currently expect to spend approximately $37.0 million on capital expenditures in fiscal 2015, a decrease of approximately $16.3 million from the $53.3 million spent in fiscal 2014. Major capital expenditures in fiscal 2015 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $42.9 million for the six months ended October 31, 2014 compared with cash used in financing activities of $45.4 million for the six months ended October 31, 2013. Cash provided by financing activities was primarily a result of $75.0 million of proceeds related to the issuance of our 5.000% Senior Notes, partially offset by our completed $30.0 million stock repurchase program described below. We also paid $2.3 million of debt issuance costs related to the 5.000% Senior Notes issuance as discussed in Note 4 to our consolidated financial statements. We had no short-term bank borrowings at October 31, 2014 or 2013.

As of October 31, 2014, we had a $75.0 million unsecured revolving credit facility that is expandable under an accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility will mature on December 15, 2016. The credit facility bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio, at our election. Proceeds under the credit facility will be used for general corporate purposes and for the expected acquisition of BTI.

On November 25, 2014, we amended our credit agreement with our lenders to expand our revolving credit facility to $125.0 million in connection with entering into a definitive agreement to acquire BTI, leaving $50.0 million available under the accordion feature noted above.

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

Summary

As of October 31, 2014, we had $64.4 million in cash and cash equivalents on hand. During the six months ended October 31, 2014, we completed our $30.0 million authorized stock repurchase program by repurchasing 2.1 million shares of our common stock in the open market utilizing cash on hand. During the six months ended October 31, 2014, we acquired substantially all of the net assets of TTPP for $24.1 million, including a $1.3 million working capital adjustment. We had a $75.0 million revolving line of credit upon which we had no borrowings as of October 31, 2014. Our credit agreement with the lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We issued $75.0 million of 5.000% Senior Notes during the six months ended October 31, 2014. The Senior Notes Indentures contain a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2014. On November 25, 2014, we exercised an accordion feature on our line of credit to increase it by $50.0 million. On that same date, we entered into a definitive agreement to acquire BTI for $130.5 million in cash, subject to certain adjustments. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, including for the expected acquisition of BTI.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2014, we did not enter into or transact any forward option contracts related to fluctuations in exchange rates when purchasing finished goods and components from a European supplier. We continue to review the dollar/euro relationship and have purchased euros at the spot rate and will continue to do so until such time that we determine that our foreign exchange risk will be best mitigated by entering into one or more forward contracts. As of October 31, 2014, we had no forward contracts outstanding.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of October 31, 2014, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: December 4, 2014	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: December 4, 2014	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Chief Financial Officer

INDEX TO EXHIBITS

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among Smith & Wesson Holding Corporation, Clearview Battenfeld Acquisition Company LLC, and the Members named therein (1)

10.104(a)

First Amendment to Credit Agreement, dated as of November 25, 2014, by and among Smith & Wesson Holding Corporation, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A., as Administrative Agent and Swingline Lender (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document
________
(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.