Form 10-Q
period 2015-01-31
SMITH & WESSON HOLDING CORP
filed 2015-03-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The registrant had 53,764,290 shares of common stock, par value $0.001, outstanding as of February 27, 2015.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits	27
Signatures	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding the valuation of assets acquired and liabilities assumed in acquisitions; our plan to continue to offer products that leverage our brand and capitalize on our goodwill; the impact, if any, of recently issued accounting standards on our consolidated financial statements; our ability to integrate  acquired businesses in a successful manner; estimates of fair value, the potential for recasting amounts allocated to goodwill, and the deductibility of goodwill; the outcome of the litigation to which we are subject and its effect on us; the amount of environmental and other reserves; our accessories division’s ability to continue to launch high-quality, innovative products; the impact of lower consumer demand and excess distributor and retailer inventories in the firearm industry; the effect of a variety of economic, social, and political factors on our business; the features and performance of our products; the success of particular product or marketing programs; future investments for capital expenditures; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014, filed with the Securities and Exchange Commission, or the SEC, on June 19, 2014.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2015	April 30, 2014
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,010	$68,860
Accounts receivable, net of allowance for doubtful accounts of $1,013 on January 31, 2015 and $844 on April 30, 2014	61,030	55,890
Inventories	97,021	86,742
Prepaid expenses and other current assets	8,164	5,958
Deferred income taxes	15,882	17,094
Income tax receivable	1,834	4,627
Total current assets	242,941	239,171
Property, plant, and equipment, net	135,478	120,440
Intangibles, net	76,050	3,425
Goodwill	76,067	—
Other assets	16,681	18,467
	$547,217	$381,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,866	$37,688
Accrued expenses	16,817	16,051
Accrued payroll	7,003	15,816
Accrued taxes other than income	4,872	5,359
Accrued profit sharing	3,750	11,060
Accrued product/municipal liability	799	1,056
Accrued warranty	5,093	5,513
Total current liabilities	59,200	92,543
Deferred income taxes	32,697	11,418
Notes payable	275,000	100,000
Other non-current liabilities	10,743	10,719
Total liabilities	377,640	214,680
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 69,324,412 shares issued and 53,761,790 shares outstanding on January 31, 2015 and 68,809,986 shares issued and 55,352,679 shares outstanding on April 30, 2014	69	69
Additional paid-in capital	216,294	211,225
Retained earnings	125,464	97,739
Accumulated other comprehensive income	73	73
Treasury stock, at cost (15,562,622 shares on January 31, 2015 and 13,457,307 shares on April 30, 2014)	(172,323)	(142,283)
Total stockholders’ equity	169,577	166,823
	$547,217	$381,503

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	(In thousands, except per share data)
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Net sales	$130,550	$145,881	$370,865	$456,195
Cost of sales	86,726	87,230	243,083	266,834
Gross profit	43,824	58,651	127,782	189,361
Operating expenses:
Research and development	1,901	1,456	4,830	4,119
Selling and marketing	10,088	8,921	26,884	24,150
General and administrative	16,136	17,154	43,765	53,184
Total operating expenses	28,125	27,531	75,479	81,453
Operating income	15,699	31,120	52,303	107,908
Other (expense)/income:
Other (expense)/income, net	16	(6)	(1)	35
Interest income	240	33	284	143
Interest expense	(3,192)	(1,771)	(8,090)	(10,490)
Total other (expense)/income, net	(2,936)	(1,744)	(7,807)	(10,312)
Income from continuing operations before income taxes	12,763	29,376	44,496	97,596
Income tax expense	4,585	9,319	16,611	33,868
Income from continuing operations	8,178	20,057	27,885	63,728
Discontinued operations:
Loss from operations of discontinued security solutions division	(88)	(75)	(245)	(349)
Income tax benefit	(31)	(803)	(85)	(870)
(Loss)/income from discontinued operations	(57)	728	(160)	521
Net income	$8,121	$20,785	$27,725	$64,249
Net income per share:
Basic - continuing operations	$0.15	$0.36	$0.52	$1.07
Basic - total	$0.15	$0.37	$0.51	$1.07
Diluted - continuing operations	$0.15	$0.35	$0.50	$1.03
Diluted - total	$0.15	$0.36	$0.50	$1.04
Weighted average number of common shares outstanding:
Basic	53,724	55,583	54,033	59,815
Diluted	54,859	57,024	55,258	62,065

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2014	68,810	$69	$211,225	$97,739	$73	13,458	$(142,283)	$166,823
Exercise of employee stock options	223	—	1,028	—	—	—	—	1,028
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	4,249	—	—	—	—	4,249
Excess tax benefit for stock-based compensation	—	—	280	—	—	—	—	280
Shares issued under employee stock purchase plan	79	—	636	—	—	—	—	636
Issuance of common stock under restricted stock unit awards, net of shares surrendered	212	—	(1,124)	—	—	—	—	(1,124)
Net income	—	—	—	27,725	—	—	—	27,725
Balance at January 31, 2015	69,324	$69	$216,294	$125,464	$73	15,563	$(172,323)	$169,577

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	January 31, 2015	January 31, 2014
	(In thousands)
Cash flows from operating activities:
Net income	$27,725	$64,249
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	21,196	16,066
(Gain)/loss on sale/disposition of assets	(54)	52
Provision for losses on accounts receivable	213	80
Deferred income taxes	1,363	—
Stock-based compensation expense	4,249	6,651
Changes in operating assets and liabilities:
Accounts receivable	5,139	(6,654)
Inventories	5,430	(23,809)
Prepaid expenses and other current assets	(1,787)	(1,869)
Income tax receivable/(payable)	3,186	(5,576)
Accounts payable	(18,839)	14,157
Accrued payroll	(10,078)	(1,083)
Accrued taxes other than income	(496)	13
Accrued profit sharing	(7,310)	(1,899)
Accrued expenses	300	(5,204)
Accrued product/municipal liability	(257)	(196)
Accrued warranty	(420)	(483)
Other assets	(84)	(141)
Other non-current liabilities	471	(129)
Net cash provided by operating activities	29,947	54,225
Cash flows from investing activities:
Payments for the net assets of Tri Town Precision Plastics, Inc.	(23,805)	—
Payments to acquire Battenfeld Technologies, Inc., net of cash acquired	(136,152)	—
Refunds of/(payments for) deposits on machinery and equipment	1,398	(12,415)
Receipts from note receivable	60	57
Payments to acquire patents and software	(171)	(135)
Proceeds from sale of property and equipment	263	101
Payments to acquire property and equipment	(24,240)	(36,283)
Net cash used in investing activities	(182,647)	(48,675)
Cash flows from financing activities:
Proceeds from loans and notes payable	175,000	101,584
Cash paid for debt issue costs	(2,483)	(3,786)
Payments on capital lease obligation	(447)	(447)
Payments on notes payable	—	(44,824)
Payments to acquire treasury stock	(30,040)	(115,887)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,664	2,026
Payroll taxes paid as a result of restricted stock unit withholdings	(1,124)	(1,087)
Excess tax benefit of stock-based compensation	280	1,672
Net cash provided by/(used in) financing activities	142,850	(60,749)
Net decrease in cash and cash equivalents	(9,850)	(55,199)
Cash and cash equivalents, beginning of period	68,860	100,487
Cash and cash equivalents, end of period	$59,010	$45,288
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,139	$4,600
Income taxes	12,000	29,157

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting, bolt action, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson®, M&P®, Thompson/Center ArmsTM, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Lockdown® Vault Accessories, Frankford Arsenal®, Non-Typical Wild SolutionsTM, Hooyman SawsTM, Golden Rod®, and BOG-POD® brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We develop and sell our shooting, reloading, gunsmithing, and gun cleaning accessories at our facility in Columbia, Missouri. We plan to continue to offer products that leverage the over 160 year old “Smith & Wesson” brand and capitalize on the goodwill developed through our historic American tradition by expanding consumer awareness of the products we produce.

On May 5, 2014, we acquired substantially all of the net assets of Tri Town Precision Plastics, Inc., or TTPP. See note 3 – Asset Purchase below for more information regarding this transaction.

On December 11, 2014, we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI. See note 4 – Acquisition of BTI below for more information regarding this transaction.

(2) Basis of Presentation:

Interim Financial Information - The consolidated balance sheet as of January 31, 2015, the consolidated statements of income for the three and nine months ended January 31, 2015 and 2014, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2015, and the consolidated statements of cash flows for the nine months ended January 31, 2015 and 2014 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2015 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2014 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 19, 2014. The results of operations for the nine months ended January 31, 2015 may not be indicative of the results that may be expected for the year ending April 30, 2015, or any other period.

Segment Information - We have two reportable segments: one for our firearm division and a second for our accessories division. See note 9 – Segment Reporting below for more information regarding our segments.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

(3) Asset Purchase:

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $22.8 million, plus a $1.0 million working capital adjustment, for a total purchase price of $23.8 million, utilizing cash on hand. We recorded this transaction in accordance with ASC 805-20, Business Combinations. TTPP was a provider of custom injection molding services, rapid prototyping and tooling, and was a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our M&P models. Our acquisition of TTPP’s custom polymer injection molding capabilities was designed to vertically integrate a key component of our manufacturing operations providing us with increased flexibility within our supply chain.

The initial estimated fair value asset and liability allocations made at the acquisition date were adjusted during the nine months ended January 31, 2015 for inventory valuation and payroll accruals. We also recorded identifiable intangible assets relating to customer relationships and order backlog during the nine months ended January 31, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments as described above (in thousands):

	May 5, 2014	Measurement
	(As Initially	Period	May 5, 2014
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$2,614	$5	$2,619
Inventories	2,430	460	2,890
Total current assets	5,044	465	5,509
Property, plant, and equipment	4,243	—	4,243
Goodwill	15,183	(1,258)	13,925
Intangibles assets:
Customer relationships	—	840	840
Order backlog	—	150	150
Other assets	8	—	8
Total assets acquired	24,478	197	24,675
Accounts payable	358	12	370
Accrued expenses	25	114	139
Accrued payroll	—	361	361
Total liabilities assumed	383	487	870
	$24,095	$(290)	$23,805

Included in general and administrative costs is $458,000 of acquisition-related costs incurred during the nine months ended January 31, 2015 related to the TTPP asset purchase.

The goodwill that was recorded as a result of the TTPP asset purchase will be deductible for tax purposes and amortized over 15 years and is included in our firearm segment.

We amortize customer relationships in proportion to expected yearly revenue generated from the customer lists acquired or products to be sold. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired and their respective estimated lives (in thousands):

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

(4) Acquisition of BTI:

On December 11, 2014, we acquired all of the issued and outstanding stock of BTI for $130.5 million, plus a $3.8 million working capital adjustment, for a total purchase price of $134.3 million, pursuant to a Stock Purchase and Sale Agreement. We recorded this transaction in accordance with ASC 805-20, Business Combinations. The acquisition was financed using a combination of existing cash balances and cash from a $100.0 million draw on our existing line of credit, which was expanded to $125.0 million as a result of our partial exercise of the accordion feature on that line of credit.

BTI, based in Columbia, Missouri, is an industry-leading provider of hunting and shooting accessories and has an established a track record of launching high-quality, innovative products across its brand portfolio.

On January 9, 2015, we acquired substantially all of the net assets of Hooyman LLC, which was a manufacturer of extendable tree saws designed for the hunting and outdoor industry, for $1.9 million utilizing cash on hand. We have relocated the operations of Hooyman Saws to BTI’s facility in Columbia, Missouri.

The aggregate purchase price of these acquisitions, including the working capital adjustment, was $136.2 million, and these acquisitions will be referred to herein as the BTI Acquisition.

We are finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained during the measurement period, which will not exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The following table summarizes the estimated preliminary allocation of the purchase price for BTI at the acquisition date, which includes the net assets from Hooyman LLC purchased on January 9, 2015 (in thousands):

December 11, 2014

Cash	$24
Accounts receivable	7,873
Inventories	12,819
Income tax receivable	393
Other current assets	563
Property, plant, and equipment	2,826
Intangibles	73,550
Goodwill	62,142
Total assets acquired	160,190
Accounts payable	1,647
Accrued expenses	326
Accrued payroll	904
Accrued taxes other than income	9
Deferred income taxes	21,128
Total liabilities assumed	24,014
$136,176

Included in general and administrative costs is $1.6 million of acquisition-related costs incurred during the nine months ended January 31, 2015 related to the BTI Acquisition.

As a result of the BTI Acquisition, previously acquired goodwill of $12.0 million will be deductible for tax purposes over its remaining useful life. The remaining goodwill recorded as a result of the BTI Acquisition is not expected to be deductible for tax purposes. All of the goodwill recorded as result of the BTI Acquisition is allocated to our accessories segment.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that were acquired. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired and their respective estimated lives (in thousands):

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

		Estimated Life
	Amount	(In years)
Developed technology	$16,630	14.0
Customer relationships	25,680	13.0
Trade names	31,140	10.0
Order backlog	100	0.3
	$73,550

The following table reflects the expected future amortization of intangibles (in thousands):

Fourth quarter of fiscal 2015	$4,666
Fiscal 2016	10,502
Fiscal 2017	9,946
Fiscal 2018	9,526
Fiscal 2019	8,347
Fiscal 2020	7,220
Thereafter	24,350

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2013 (in thousands):

	For the Three	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2015	January 31, 2015	January 31, 2014	January 31, 2014
Net sales	$136,573	$401,884	$154,966	$488,321
Income from continuing operations	8,615	28,716	19,046	58,991
Income per share - diluted	0.16	0.52	0.33	0.95

The unaudited pro forma income from continuing operations for the three and nine months ended January 31, 2015 and 2014 have been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisition had occurred on the first day of the corresponding fiscal year. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2013 or the results that may be achieved in future periods.

(5) Notes Payable and Financing Arrangements:

Credit Facilities — On November 25, 2014, we amended our unsecured credit agreement with our lenders to expand our revolving credit facility to $125.0 million in connection with entering into the definitive agreement to acquire BTI, leaving $50.0 million available under the accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility matures on December 15, 2016 and bears interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of January 31, 2015, we had $100.0 million of borrowings outstanding, which bore interest at the applicable LIBOR rate of 2.42%.

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

For the Three and Nine Months Ended January 31, 2015 and 2014

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

5.000% Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture, and collectively with the 5.875% Senior Notes Indenture, the Senior Notes Indentures, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 5.000% Senior Notes.

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

For the Three and Nine Months Ended January 31, 2015 and 2014

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

Letters of Credit – At January 31, 2015, we had outstanding letters of credit under our revolving credit facility aggregating $1.1 million.

(6) Inventories:

The following table sets forth a summary of inventories, stated at the lower of cost or market, as of January 31, 2015 and April 30, 2014 (in thousands):

	January 31, 2015	April 30, 2014
Finished goods	$40,198	$26,523
Finished parts	38,587	47,109
Work in process	9,178	7,643
Raw material	9,058	5,467
Total inventories	$97,021	$86,742

Total inventories as of January 31, 2015 included $11.9 million of BTI acquired inventory, which includes the fair value step-up that is being expensed over the first inventory cycle, or four months.

(7) Stockholders’ Equity:

Treasury Stock

During fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During the nine months ended January 31, 2015, we completed this stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million, utilizing cash on hand.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

Earnings per Share

The following table provides a reconciliation of the income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2015	2014	2015	2014
Net income/(loss)
Income from continuing operations	$8,178	$20,057	$27,885	$63,728
(Loss)/income from discontinued operations	(57)	728	(160)	521
Net income	$8,121	$20,785	$27,725	$64,249
Weighted average shares outstanding - Basic	53,724	55,583	54,033	59,815
Dilutive effect of stock option and award plans	1,135	1,441	1,225	2,250
Diluted shares outstanding	54,859	57,024	55,258	62,065
Earnings per share - Basic (a)
Income from continuing operations	$0.15	$0.36	$0.52	$1.07
(Loss)/income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
Net income	$0.15	$0.37	$0.51	$1.07
Earnings per share - Diluted (a)
Income from continuing operations	$0.15	$0.35	$0.50	$1.03
(Loss)/income from discontinued operations	$(0.00)	$0.01	$(0.00)	$0.01
Net income	$0.15	$0.36	$0.50	$1.04

_______________

(a)	Net income per share may not equal earnings per share from continuing operations plus discontinued operations due to rounding.

For the three and nine months ended January 31, 2015, there were 134,866, and 70,978 shares, respectively, of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended January 31, 2014, 40,635 and 88,965 shares, respectively, of common stock issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

The number of shares and weighted average exercise prices of options for the nine months ended January 31, 2015 and 2014 are as follows:

	For the Nine Months Ended January 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,258,349	$6.15	3,019,127	$5.31
Exercised during the period	(222,884)	4.62	(508,800)	2.76
Canceled/forfeited during period	(13,000)	7.98	(28,000)	5.59
Options outstanding, end of period	2,022,465	$6.31	2,482,327	$5.83
Weighted average remaining contractual life	5.28 years		5.99 years
Options exercisable, end of period	1,943,800	$6.23	2,003,639	$5.81
Weighted average remaining contractual life	5.20 years		5.56 years

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

The aggregate intrinsic value of outstanding options as of January 31, 2015 and 2014 was $12.7 million and $18.4 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of January 31, 2015 and 2014 was $12.4 million and $15.0 million, respectively. The aggregate intrinsic value of the options exercised for the nine months ended January 31, 2015 and 2014 was $1.7 million and $4.8 million, respectively. At January 31, 2015, the total of unrecognized compensation cost of outstanding options was $38,000, which is expected to be recognized over the remaining weighted average vesting period of 0.23 years.

On September 26, 2011, our stockholders approved our ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with the terms of our ESPP. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During the nine months ended January 31, 2015 and 2014, 79,291 and 84,081 shares were purchased under our ESPP, respectively.

The following assumptions were used in valuing our ESPP purchases during the nine-month periods ended January 31, 2015 and 2014:

	For the Nine Months Ended January 31,
	2015	2014
Risk-free interest rate	0.04%	0.04%
Expected term	6 months	6 months
Expected volatility	36.0%	35.2%
Dividend yield	0%	0%

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, restricted stock units, or RSUs, and performance-based RSUs, or PSUs, was $4.2 million and $6.7 million for the nine months ended January 31, 2015 and 2014, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs with market conditions to our executive officers. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation (using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions and dividend yield variables).

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

During the nine months ended January 31, 2015, we granted 452,600 service-based RSUs, including 25,000 RSUs to certain of our executive officers; 50,500 RSUs to our directors; and 377,100 RSUs to non-executive officer employees. In addition, in connection with a 2011 grant, we vested 46,600 market-condition PSUs (i.e., the target amount granted), which achieved the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

maximum aggregate award possible resulting in awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $3.7 million for the nine months ended January 31, 2015. We delivered common stock to employees and directors during the nine months ended January 31, 2015 under vested RSUs and PSUs with a total market value of $3.7 million.

During the nine months ended January 31, 2014, we granted 457,156 service-based RSUs, including 250,000 RSUs to certain of our executive officers; 42,238 to our directors; and 159,918 RSUs to non-executive officer employees. In addition, in connection with a 2010 grant, we vested 30,000 market-condition PSUs (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 60,000 shares to an executive officer and former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $5.2 million for the nine months ended January 31, 2014. We delivered common stock to employees and directors during the nine months ended January 31, 2014 under vested RSUs and PSUs with a total market value of $3.2 million.

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2015 and 2014 is as follows:

	For the Nine Months Ended January 31,
	2015		2014
	Total # of	Weighted Average	Total # of	Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,015,475	$10.56	781,586	$8.42
Awarded	499,200	10.51	487,156	10.32
Vested	(318,171)	8.75	(276,064)	8.61
Forfeited	(96,204)	12.42	(16,294)	8.89
RSUs and PSUs outstanding, end of period	1,100,300	$11.87	976,384	$9.20

As of January 31, 2015, there was $5.9 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(8) Commitments and Contingencies:

Litigation

We are a defendant in eight product liability cases and are aware of approximately eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the Three and Nine Months Ended January 31, 2015 and 2014

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

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded $1.9 million as reimbursement under existing policies from the insurance carriers as a receivable in other current assets and other assets.

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

We are involved in a purported stockholder derivative lawsuit. This action was brought by a derivative plaintiff on behalf of our company against certain of our officers, directors, and employees. The lawsuit is based principally on a theory of breach of fiduciary duties arising from a 2007 class action lawsuit that has since been dismissed with prejudice. The derivative plaintiff seeks damages on behalf of our company from the individual defendants. Damages sought include equitable and/or injunctive relief, actions to improve corporate governance, and recovery of attorneys’ fees. The action was dismissed by the court in 2013, but was appealed by the derivative plaintiff. On February 4, 2015, the U.S. Court of Appeals for the First Circuit upheld the dismissal of the action.

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

For the Three and Nine Months Ended January 31, 2015 and 2014

hazardous waste or remediate the alleged effects of hazardous substances on the environment associated with past disposal practices at sites not owned by us. We have received notice that we are a potentially responsible party from the Environmental Protection Agency and/or individual states under CERCLA or a state equivalent at two sites.

As of January 31, 2015 and April 30, 2014, we had recorded a $623,000 environmental reserve in non-current liabilities, which represents the net present value of the estimated obligation. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

(9) Segment Reporting:

We have two reportable segments: firearms and accessories. The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut facilities, which includes primarily firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The accessories segment consists of hunting and shooting accessories developed and sold from our Columbia, Missouri facility.  Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearm segment as of January 31, 2015 were $393.2 million. Included in the assets of our firearm segment are intangible assets totaling $3.7 million, property, plant, and equipment totaling $132.6 million, and goodwill totaling $13.9 million. Total assets for our accessories segment as of January 31, 2015 were $154.0 million. Included in the assets of the accessories segment are intangible assets totaling $72.4 million, property, plant, and equipment totaling $2.9 million, and goodwill totaling $62.1 million.

Results by business segment are presented in the following table for the three and nine months ended January 31, 2015 (in thousands):

	For the Three Months Ended January 31, 2015				For the Nine Months Ended January 31, 2015
	Firearm	Accessories (a)		Total	Firearm	Accessories (a)		Total
Net sales	$124,490	$6,060		$130,550	$364,805	$6,060		$370,865
Operating income/(loss)	17,659	(1,960)	(b)	15,699	54,263	(1,960)	(b)	52,303
Income tax expense/(benefit)	5,311	(726)		4,585	17,337	(726)		16,611

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2015 and 2014

_________________

(a) Results of operations for the three and nine months ended January 31, 2015 include activity for the period subsequent to the BTI Acquisition. We operated under one segment in the prior year, thus no comparative segment information is being presented. Due to the timing of the BTI Acquisition, the segment data above includes all corporate overhead expenses in our firearm segment until we determine our allocation methodology for corporate overhead expenses.

(b) Amount includes $1.8 million of additional cost of goods sold from the fair value step-up in inventory at the date of the BTI Acquisition and $1.3 million of amortization of intangible assets identified as a result of the BTI Acquisition.

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

On December 11, 2014, we acquired all the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI. BTI, based in Columbia, Missouri, is an industry-leading provider of hunting and shooting accessories and has an established track record of launching high-quality, innovative products across its brand portfolio. Results of operations for the three and nine months ended January 31, 2015 include activity for the period subsequent to the acquisition.

Third Quarter Fiscal 2015 Highlights

Total net sales for the three months ended January 31, 2015 were $130.6 million, a decrease of $15.3 million, or 10.5%, from net sales of $145.9 million for the three months ended January 31, 2014. Net sales for our firearm division decreased by 14.7% to $124.5 million from the comparable quarter last year. Although consumer demand for handguns, as reflected in NICS background checks, increased over the comparable quarter last year, we believe that a portion of the consumer demand was satisfied with excess channel inventory. Thus, our handgun sales declined $6.8 million, or 6.8%, from the comparable quarter last year, although sales of our small concealed carry polymer pistols and revolvers rose over the comparable quarter last year. Long gun sales also suffered from excess channel inventory and additionally from lower consumer demand, resulting in long gun sales of $13.5 million, or a 39.8% decrease from the comparable quarter last year. Following the acquisition of BTI on December 11, 2014, our accessories division generated $6.1 million of net sales, or 4.6% of total net sales.

Gross profit as a percentage of net sales was 33.6% for the three months ended January 31, 2015 compared with gross profit of 40.2% for the three months ended January 31, 2014, primarily as a result of reduced sales of our higher margin products. We also had increased promotional product discounts and unfavorable manufacturing fixed-cost absorption because of lower sales, which was partially offset by the favorable impact to gross profit from reduced manufacturing spending. The acquisition of BTI had a 0.6 percentage point reduction on total company gross margin, primarily from the increased cost of goods sold expense from the fair value step-up in inventory as a result of the acquisition, which is being expensed over the first inventory cycle, or four months.

Income from continuing operations for the three months ended January 31, 2015 was $8.2 million, or $0.15 per fully diluted share, compared with income from continuing operations of $20.1 million, or $0.35 per fully diluted share, for the three months ended January 31, 2014. We recorded $1.8 million of increased cost of goods sold from the fair value step-up in inventory mentioned above, $1.6 million of acquisition costs, and $1.3 million of intangible amortization expense as a result of the BTI Acquisition, which, net of tax, had a combined $0.05 negative impact on income per share from continuing operations for the three months ended January 31, 2015, partially offset by the positive impact on income per share from continuing operations as a result of our $30.0 million stock repurchase program that was completed in early fiscal 2015.

Total net sales for the nine months ended January 31, 2015 were $370.9 million, a decrease of $85.3 million, or 18.7%, from net sales of $456.2 million for the nine months ended January 31, 2014. Net sales for our firearm division decreased by 20.0% to $364.8 million, primarily because of lower consumer demand and excess distributor and retailer inventories in the firearm industry following the surge in demand early in the prior fiscal year. Also, as noted above, the lower demand and excess inventories primarily impacted our long guns, which had a $66.7 million, or 54.4%, reduction in sales from the prior year comparable period. Our handgun product sales had a $24.1 million or 8.1% reduction in sales from the comparable quarter last year. Our small concealed carry polymer pistols and revolvers continued to have strong sales in our handguns category, although those sales were more than offset by lower sales of our larger frame M&P branded polymer pistols. Our newly acquired accessories division generated $6.1 million of net sales, or 1.6% of total net sales.

Gross profit as a percentage of net sales was 34.5% for the nine months ended January 31, 2015 compared with gross profit of 41.5% for the nine months ended January 31, 2014, primarily as a result of reduced sales of our higher margin products, higher manufacturing spending, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption because of lower sales. The acquisition of our principal injection molding supplier in early fiscal 2015 had a 0.3 percentage point favorable impact on gross margin for the nine months ended January 31, 2015. The acquisition of BTI resulted in a 0.2 percentage point reduction on total company gross profit primarily from the increased cost of goods sold expense from the fair value step-up in inventory, as a result of the acquisition.

Income from continuing operations for the nine months ended January 31, 2015 was $27.9 million, or $0.50 per fully diluted share, compared with income from continuing operations of $63.7 million, or $1.03 per fully diluted share, for the nine months ended January 31, 2014. The additional costs recorded as a result of the BTI Acquisition mentioned above had a combined $0.05 negative impact on income per share from continuing operations for the nine months ended January 31, 2015, partially offset by the positive impact on income per share from continuing operations as a result of our $30.0 million stock repurchase program that was completed in early fiscal 2015.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Handguns	$94,059	$100,902	$(6,843)	-6.8%
Long Guns	20,422	33,905	(13,483)	-39.8%
Walther	-	1,620	(1,620)	-100.0%
Other Products & Services	10,009	9,454	555	5.9%
Total Firearm Division	124,490	145,881	(21,391)	-14.7%
Accessories Division	6,060	-	6,060	N/A
Total Net Sales	$130,550	$145,881	$(15,331)	-10.5%

Net sales in our firearm division for the three-month period ended January 31, 2015 decreased 14.7% from the comparable quarter last year. Although consumer demand for handguns, as reflected in NICS background checks, has increased over the comparable quarter last year, we believe that a portion of the consumer demand was satisfied with excess channel inventory. Thus, our handgun product sales decreased $6.8 million, or 6.8%, from the comparable quarter last year because of the decrease in our larger frame M&P branded polymer pistol products, partially offset by increased sales of our small concealed carry polymer pistols and revolvers. Net sales of our long guns decreased $13.5 million, or 39.8%, from the prior year comparable quarter with large decreases in sales of our modern sporting rifles from lower consumer demand. Other products and services increased by 5.9% from the comparable quarter last year, primarily as a result of additional sales of our injection molding products following the acquisition of our principal injection molding supplier in early fiscal 2015, which represented 2.1% of firearm net sales. Firearm net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, price increases favorably impacted firearm net sales for the three months ended January 31, 2015 compared with the prior year comparable quarter by 0.2% while decreases in the number of units sold impacted firearm net sales by 16.2%. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 19.8% of firearm net sales for the three months ended January 31, 2015. Net sales in our accessories division following the acquisition of BTI on December 11, 2014 represented 4.6% of total net sales for the three months ended January 31, 2015.

Net sales into our sporting goods distribution channel were $115.8 million for the three months ended January 31, 2015, a decrease of 9.7% from the comparable quarter last year. This decrease was primarily a result of reduced sales of our M&P polymer pistols and modern sporting rifles, partially offset by increased revolver sales and $6.1 million of net sales from our accessories division following the acquisition of BTI on December 11, 2014. Excluding our newly acquired accessories division, net sales into our sporting goods distribution channel were $109.7 million for the three months ended January 31, 2015, a decrease of 14.4% from the comparable quarter last year. Net sales into our professional channels, which include international and law enforcement sales, were $14.1 million for the three months ended January 31, 2015, a decrease of 7.2% from comparable quarter last year.

The following table sets forth certain information regarding net sales for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Handguns	$274,833	$298,903	$(24,070)	-8.1%
Long Guns	55,957	122,705	(66,748)	-54.4%
Walther	506	3,946	(3,440)	-87.2%
Other Products & Services	33,509	30,641	2,868	9.4%
Total Firearm Division	364,805	456,195	(91,390)	-20.0%
Accessories Division	6,060	-	6,060	N/A
Total Net Sales	$370,865	$456,195	$(85,330)	-18.7%

Net sales in our firearm division for the nine-month period ended January 31, 2015 decreased 20.0% from the prior year comparable period. Handgun product sales decreased $24.1 million, or 8.1%, from the prior year comparable period as a result of the same factors mentioned above for the three-month period. Net sales of our long guns decreased $66.7 million, or 54.4%, from the prior year comparable period with the largest decrease in modern sporting rifle sales from lower consumer demand. Other products and services increased by 9.4% from the prior year comparable period, primarily as a result of the sales of our injection molding products following the acquisition of our principal injection molding supplier in early fiscal 2015, which represented 2.2% of firearm net sales. Firearm net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, price increases favorably impacted firearm net sales for the nine months ended January 31, 2015 compared with the prior year comparable period by 0.4% while decreases in the number of units sold impacted firearm net sales by 21.1%. New products represented 16.8% of firearm net sales for the nine months ended January 31, 2015. Net sales in our accessories division following the acquisition of BTI on December 11, 2014 represented 1.6% of total net sales for the nine months ended January 31, 2015.

Net sales into our sporting goods distribution channel, excluding Walther products, were $319.2 million for the nine months ended January 31, 2015, a decrease of 20.5% from the prior year comparable period, which was primarily a result of reduced sales of our M&P polymer pistols and hunting and modern sporting rifles, partially offset by increased revolver sales and $6.1 million of sales from our newly acquired accessories division. Excluding our newly acquired accessories division, net sales into our sporting goods distribution channel were $313.7 million for the nine months ended January 31, 2015, a decrease of 22.0% from the comparable quarter last year. Net sales into our professional channels, which exclude Walther products and include international and law enforcement sales, were $49.3 million for the nine months ended January 31, 2015, which were relatively flat compared with the prior year comparable period.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Cost of sales	$86,726	$87,230	$(504)	-0.6%
% of net sales	66.4%	59.8%
Gross profit	$43,824	$58,651	$(14,827)	-25.3%
% of net sales	33.6%	40.2%

Firearm Division	2015	2014	$ Change	% Change
Cost of sales	$81,958	$87,230	$(5,272)	-6.0%
% of net sales	65.8%	59.8%
Gross profit	$42,532	$58,651	$(16,119)	-27.5%
% of net sales	34.2%	40.2%

Accessories Division	2015	2014	$ Change	% Change
Cost of sales	$4,768	$-	$4,768	N/A
% of net sales	78.7%	-
Gross profit	$1,292	$-	$1,292	N/A
% of net sales	21.3%	-

Gross profit as a percentage of net sales for the three months ended January 31, 2015 decreased by 6.6 percentage points from the comparable quarter last year, primarily because of a combination of reduced sales volumes for our higher-margin products, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during the quarter. That unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 7.2 percentage points and the additional promotional product discounts resulted in a 2.1 percentage point reduction to gross margin, partially offset by reduced manufacturing spending that resulted in a 1.9 percentage point favorable impact to gross margin. Gross profit of our accessories division for the three months ended January 31, 2015 included $1.8 million of increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle as a result of the acquisition of BTI, and which negatively impacted gross margin for that division by 30.4 percentage points and 0.6 percentage points for the total company.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Cost of sales	$243,083	$266,834	$(23,751)	-8.9%
% of net sales	65.5%	58.5%
Gross profit	$127,782	$189,361	$(61,579)	-32.5%
% of net sales	34.5%	41.5%

Firearm Division	2015	2014	$ Change	% Change
Cost of sales	$238,315	$266,834	$(28,519)	-10.7%
% of net sales	65.3%	58.5%
Gross profit	$126,490	$189,361	$(62,871)	-33.2%
% of net sales	34.7%	41.5%

Accessories Division	2015	2014	$ Change	% Change
Cost of sales	$4,768	$-	$4,768	N/A
% of net sales	78.7%	-
Gross profit	$1,292	$-	$1,292	N/A
% of net sales	21.3%	-

Gross profit for the nine months ended January 31, 2015 decreased by 7.0 percentage points from the prior year comparable period, primarily due to a combination of the reduced sales volumes mentioned above as well as higher spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during the period. That additional spending relative to sales volume and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 6.9 percentage points and the additional promotional product discounts resulted in a 1.0 percentage point reduction to gross margin. Our price increases made in early calendar 2014 on selected firearm products increased gross margin by 0.3 percentage points and the acquisition of our principal injection molding supplier resulted in a favorable impact on gross margin of 0.3 percentage points for the nine months ended January 31, 2015. Gross profit of our accessories division for the nine months ended January 31, 2015 included increased cost of goods sold from the inventory step-up as a result of the BTI Acquisition, which negatively impacted gross margin for that division by 30.4 percentage points and 0.2 percentage points for the total company.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Research and development	$1,901	$1,456	$445	30.6%
Selling and marketing	10,088	8,921	1,167	13.1%
General and administrative	16,136	17,154	(1,018)	-5.9%
Total operating expenses	$28,125	$27,531	$594	2.2%
% of net sales	21.5%	18.9%

Firearm Division	2015	2014	$ Change	% Change
Research and development	$1,706	$1,456	$250	17.2%
Selling and marketing	9,229	8,921	308	3.5%
General and administrative	13,938	17,154	(3,216)	-18.7%
Total operating expenses	$24,873	$27,531	$(2,658)	-9.7%
% of net sales	20.0%	18.9%

Accessories Division	2015	2014	$ Change	% Change
Research and development	$195	$-	$195	N/A
Selling and marketing	859	-	859	N/A
General and administrative	2,198	-	2,198	N/A
Total operating expenses	$3,252	$-	$3,252	N/A
% of net sales	53.7%	-

In our firearm division, research and development expenses increased $250,000 from the comparable quarter last year, primarily because of increased expenses related to new product development testing materials. Selling and marketing expenses increased $308,000 from the comparable quarter last year, primarily from increased print and media advertising expense. General and administrative costs decreased $3.2 million from the comparable quarter last year and reflected a $1.4 million reduction from eliminating management incentive expense, a $2.1 million reduction in professional fees, primarily from a reduction in consulting expense relating to our implementation of our enterprise resource planning, or ERP, system, a $989,000 reduction in profit sharing expense, and a $793,000 reduction in stock-based compensation expense, partially offset by $1.6 million of acquisition-related costs incurred related to the BTI Acquisition. General and administrative expenses for our accessories division included $1.3 million of intangible amortization expense as a result of the BTI Acquisition.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Research and development	$4,830	$4,119	$711	17.3%
Selling and marketing	26,884	24,150	2,734	11.3%
General and administrative	43,765	53,184	(9,419)	-17.7%
Total operating expenses	$75,479	$81,453	$(5,974)	-7.3%
% of net sales	20.4%	17.9%

Firearm Division	2015	2014	$ Change	% Change
Research and development	$4,636	$4,119	$517	12.6%
Selling and marketing	26,026	24,150	1,876	7.8%
General and administrative	41,566	53,184	(11,618)	-21.8%
Total operating expenses	$72,228	$81,453	$(9,225)	-11.3%
% of net sales	19.8%	17.9%

Accessories Division	2015	2014	$ Change	% Change
Research and development	$194	$-	$194	N/A
Selling and marketing	858	-	858	N/A
General and administrative	2,199	-	2,199	N/A
Total operating expenses	$3,251	$-	$3,251	N/A
% of net sales	53.6%	-

In our firearm division, research and development expenses increased $517,000 from the prior year comparable period, primarily because of the new product development costs mentioned above. Selling and marketing expenses increased $1.9 million from the prior year comparable period, primarily because of $1.1 million of additional advertising expense on marketing programs for dealers and additional co-op advertising expense as well as $791,000 of additional promotional expense and additional print and television advertising expense. General and administrative costs decreased $11.6 million from the prior year comparable period and reflected a $5.4 million reduction from eliminating management incentive expense, a $3.9 million reduction in profit sharing expense, a $2.8 million reduction in stock-based compensation expense, and a $1.4 million reduction in professional fees, primarily relating to our ERP system, all of which were partially offset by $470,000 of acquisition-related costs for the TTPP asset purchase, $1.6 million of acquisition-related costs for the BTI Acquisition, and $1.1 million of additional depreciation expense. General and administrative expenses for our accessories division of $2.2 million included $1.3 million of intangible amortization expense as a result of the acquisition of BTI.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Operating income	$15,699	$31,120	$(15,421)	-49.6%
% of net sales	12.0%	21.3%

Firearm Division	2015	2014	$ Change	% Change
Income from operations	$17,659	$31,120	$(13,461)	-43.3%
% of net sales	14.2%	21.3%

Accessories Division	2015	2014	$ Change	% Change
Loss from operations	$(1,960)	$-	$(1,960)	N/A
% of net sales	-32.3%	-

Operating income for the three months ended January 31, 2015 declined $15.4 million compared with the comparable quarter last year, primarily because of lower sales of our modern sporting rifles and large frame M&P branded polymer pistols and the related operating profit impacts from higher spending, unfavorable manufacturing fixed-cost absorption from reduced net sales, increased advertising and promotional spending, additional depreciation expense from increased capital expenditures, and $1.6 million of acquisition-related costs incurred related to the BTI Acquisition. Operating loss from our accessories division for the three months ended January 31, 2015 included increased cost of goods sold from the inventory step-up, which is being expensed over the first inventory cycle, and additional intangible amortization expense as mentioned above.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Operating income	$52,303	$107,908	$(55,605)	-51.5%
% of net sales	14.1%	23.7%

Firearm Division	2015	2014	$ Change	% Change
Income from operations	$54,263	$107,908	$(53,645)	-49.7%
% of net sales	14.9%	23.7%

Accessories Division	2015	2014	$ Change	% Change
Loss from operations	$(1,960)	$-	$(1,960)	N/A
% of net sales	-32.3%	-

Operating income for the nine months ended January 31, 2015 declined $55.6 million compared with the prior year comparable period, primarily because of the same factors mentioned above as well as $2.0 million of acquisition-related costs as a result of the TTPP asset purchase and the BTI Acquisition during fiscal 2015.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Interest expense	$3,192	$1,771	$1,421	80.2%

Interest expense increased by $1.4 million primarily because we had to service $75.0 million of our 5.000% Senior Notes and $100.0 million of borrowings on our line of credit to fund the acquisition of BTI during the three months ended January 31, 2015 that were not outstanding during the comparable quarter last year.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Interest expense	$8,090	$10,490	$(2,400)	-22.9%

Interest expense decreased for the nine months ended January 31, 2015 compared with the prior year comparable period primarily as a result of $4.3 million of bond premium and $795,000 of debt issuance write off costs incurred to retire the outstanding 9.5% Senior Notes during the nine months ended January 31, 2014. Interest expense for the nine months ended January 31, 2015 also included the additional interest expense noted above, amortization of debt issuance costs, and primarily related to our $100.0 million of 5.875% Senior Notes and our $75.0 million of 5.000% Senior Notes.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Income tax expense	$4,585	$9,319	$(4,734)	-50.8%

Income tax expense decreased as a result of the decrease in operating profit.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Income tax expense	$16,611	$33,868	$(17,257)	-51.0%

Income tax expense decreased as a result of the decrease in operating profit noted above. The effective tax rate for the nine months ended January 31, 2015 was 37.4%, which include the following treated as discrete items: non-deductible compensation expense; non-deductible costs related to the BTI Acquisition; fiscal 2014 state and federal provision to actual adjustments; and an additional research and development credit resulting from a federal law change. The effective tax rate was 36.7% excluding these discrete items, which is calculated for comparison purposes to the prior year comparable period effective tax rate that does not include one-time non-deductible expenses. The effective tax rate for the nine months ended January 31, 2014 was 33.9%, which included a reduction in unrecognized tax benefits because of the expiration of statutes of limitations and the fiscal 2013 state provision to actual adjustments treated as discrete items. The effective tax rate was 35.5% excluding these discrete items.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the three months ended January 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change
Income from continuing operations	$8,178	$20,057	$(11,879)	-59.2%
Income per share from continuing operations
Basic	$0.15	$0.36	$(0.21)	-58.3%
Diluted	$0.15	$0.35	$(0.20)	-57.1%

Income from continuing operations for the three months ended January 31, 2015 decreased primarily because of lower sales volumes, a corresponding decrease in gross profit, unfavorable manufacturing spending, additional advertising and promotional expense, additional depreciation expense from increased capital expenditures, and acquisition-related costs for the TTPP, BTI, and Hooyman LLC acquisitions during fiscal 2015. Income per share from continuing operations was negatively impacted by $0.05 because of increased costs as a result of the BTI Acquisition. The additional expenses were partially offset by lower general and administrative costs related to eliminating management incentive accruals, and reduced profit sharing expense, professional fees, stock-based compensation expense, and income tax expense. In addition, income per share from continuing operations for the three months ended January 31, 2015 was favorably impacted by $0.01 from our open market purchases of our common stock that occurred from February 2014 through January 2015. Excluding the expenses for inventory step-up and amortization of intangible assets, the BTI Acquisition resulted in a favorable impact on income per share from continuing operations.

The following table sets forth certain information regarding income from continuing operations and the related per share data for the nine months ended January 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change
Income from continuing operations	$27,885	$63,728	$(35,843)	-56.2%
Income per share from continuing operations
Basic	$0.52	$1.07	$(0.55)	-51.2%
Diluted	$0.50	$1.03	$(0.53)	-51.3%

Income from continuing operations for the nine months ended January 31, 2015 decreased because of the same items noted above during the three-month period. In addition, income per share from continuing operations for the nine months ended January 31, 2015 was favorably impacted by $0.01 from our open market purchases of our common stock that occurred from February 2014 through January 2015 under our stock repurchase program.  There was also a favorable impact to income per share from continuing operations of $0.03 as a result of acquiring our principal injection molding supplier. Income per share from continuing operations for the nine months ended January 31, 2015 was negatively impacted by $0.06 as a result of increased cost of goods sold from the fair value inventory step-up, acquisition-related costs, and additional intangible amortization expense as a result of the BTI Acquisition. Excluding the expenses for inventory step-up and amortization of intangible assets, the BTI Acquisition had a favorable impact on income per share from continuing operations.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures in fiscal 2015 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the nine months ended January 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Operating activities	$29,947	$54,225	$(24,278)	-44.8%
Investing activities	(182,647)	(48,675)	(133,972)	-275.2%
Financing activities	142,850	(60,749)	203,599	335.1%
Total cash flow	$(9,850)	$(55,199)	$45,349	82.2%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the nine months ended January 31, 2015, we generated $29.9 million in cash from operating activities compared with generating $54.2 million in cash from operating activities for the nine months ended January 31, 2014. Cash generated in operating activities for the nine months ended January 31, 2015 was negatively impacted by a $36.5 million decrease in net income, a $33.0 million decrease in accounts payable because of the reduction in manufacturing purchases from lower sales volumes, $9.0 million of reduced payroll accruals due to timing, and $5.4 million of reduced profit sharing accruals, partially offset by the positive impact of $29.0 million of lower inventory because of reduction in manufacturing purchases mentioned above, $8.8 million of lower income tax payable due to lower operating profit, $11.8 million of lower accounts receivable due to the timing of customer payments and lower sales volumes, and $5.1 million of increased depreciation and amortization expense as a result of increased capital spending and acquired intangibles.

Investing Activities

Cash used in investing activities increased by $134.0 million for the nine months ended January 31, 2015 compared with the comparable prior period, primarily as a result of $136.2 million of payments to acquire BTI and substantially all of the net assets of Hooyman LLC, and a $23.8 million payment to acquire substantially all of the net assets of TTPP, partially offset by $1.4 million of refunds of deposits for machinery and equipment. We also recorded capital spending of $24.2 million, a reduction of $12.0 million compared with the comparable prior period. We currently expect to spend approximately $34.0 million on capital expenditures in fiscal 2015, a decrease of approximately $19.3 million from the $53.3 million spent in fiscal 2014. Major capital expenditures in fiscal 2015 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $142.9 million for the nine months ended January 31, 2015 compared with cash used in financing activities of $60.7 million for the nine months ended January 31, 2014. Cash provided by financing activities was primarily a result of $100.0 million of borrowings on our line of credit to fund the acquisition of BTI and $75.0 million of proceeds related to the issuance of our 5.000% Senior Notes, partially offset by our completed $30.0 million stock repurchase program described below. We also paid $2.5 million of debt issuance costs related to the 5.000% Senior Notes issuance as discussed in Note 5 to our consolidated financial statements.

On November 25, 2014, we amended our credit agreement with our lenders to expand our unsecured revolving credit facility to $125.0 million in connection with entering into the definitive agreement to acquire BTI, leaving $50.0 million available under the accordion feature that may be, in certain circumstances, increased in $25.0 million increments up to a maximum loan of $175.0 million. The credit facility matures on December 15, 2016 and is bearing interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of January 31, 2015, we had $100.0 million of borrowings outstanding, which was used to fund the BTI Acquisition and bore interest at the applicable LIBOR rate of 2.42%, including the applicable margin. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

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

Summary

As of January 31, 2015, we had $59.0 million in cash and cash equivalents on hand. On November 25, 2014, we exercised an accordion feature on our line of credit to increase it by $50.0 million. On December 11, 2014, we borrowed $100.0 million on our expanded line of credit and utilized $34.3 million of cash on hand to fund the BTI Acquisition for $130.5 million, plus a $3.8 million working capital adjustment for a total purchase price of $134.3 million. On January 9, 2015, we purchased substantially all of the net assets of Hooyman LLC for $1.9 million utilizing cash on hand. During the nine months ended January 31, 2015, we completed our $30.0 million authorized stock repurchase program by repurchasing 2.1 million shares of our common stock in the open market utilizing cash on hand. During the nine months ended January 31, 2015, we acquired substantially all of the net assets of TTPP for $22.8 million, including a $1.0 million working capital adjustment for a total purchase price of $23.8 million. We had a $125.0 million unsecured revolving line of credit upon which we had $100.0 million of borrowings as of January 31, 2015. Our credit agreement with the lenders contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. We issued $75.0 million of 5.000% Senior Notes during the nine months ended January 31, 2015. The Senior Notes Indentures contain a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2015. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2015, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of January 31, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2015, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as noted above, there was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: March 3, 2015	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: March 3, 2015	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

INDEX TO EXHIBITS

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among Smith & Wesson Holding Corporation, Clearview Battenfeld Acquisition Company LLC, and the Members named therein (1)

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