Form 10-K
period 2015-04-30
SMITH & WESSON HOLDING CORP
filed 2015-06-22
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (41,672,768 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $423,395,323. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 16, 2015, there were outstanding 54,169,521 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2015

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	24
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	25
ITEM 4.	MINE SAFETY DISCLOSURES	25

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
ITEM 6.	SELECTED FINANCIAL DATA	28
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	42
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A.	CONTROLS AND PROCEDURES	42
ITEM 9B.	OTHER INFORMATION	45

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	45
ITEM 11.	EXECUTIVE COMPENSATION	45
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	45
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	45

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46
SIGNATURES		49
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F-1
EX-10.106(a)
EX-10.111(a)
EX-10.111(b)
EX-10.112(a)
EX-10.113
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Smith & Wesson®, M&P®, S&W®, Performance Center®, Bodyguard®, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Frankford Arsenal® Reloading Tools, Lockdown® Vault Accessories, BOG-POD®, and Golden Rod® Moisture Control are registered U.S. trademarks of our company or one of our subsidiaries. Thompson/Center ArmsTM, M&P ShieldTM, Combat Magnum®, Thompson/Center Arms VentureTM, Smith & Wesson CONNECTTM, and HooymanTM Premium Tree Saws are unregistered trademarks of our company or one of our subsidiaries. This report also contains trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2016 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. Beginning in fiscal 2015, we are now also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 163 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

Our objective is to continue to enhance our position as one of the world’s leading firearms manufacturers by designing, producing, and marketing high-quality, innovative firearms and related products that meet the needs and desires of consumers and professionals. Key elements of our strategy to achieve this objective are as follows:

•	protect and grow our core firearm business;
•	focus on profitable growth in firearms and firearm-related products;
•	streamline and standardize our business operations;
•	emphasize customer satisfaction and loyalty; and
•	pursue strategic relationships and acquisitions that are synergistic with our current business.

We estimate that the domestic non-military firearm market based on industry shipments is approximately $1.9 billion for handguns and $1.4 billion for long guns, excluding shotguns, with our market share in calendar 2014 being approximately 20% and 6%, respectively. According to 2013 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 20% from 2008 through 2013.

We estimate that the domestic firearm accessories and equipment market based on hunting-related expenditures is approximately $1.5 billion.

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

On July 20, 2009, we acquired all of the outstanding capital stock of Universal Safety Response, Inc. (since renamed SWSS LLC, formerly Smith & Wesson Security Solutions, Inc. and referred to herein as SWSS). Based on a combination of factors occurring after the acquisition, including federal and corporate budgetary constraints, increased price competition, and a fundamental change in strategic direction, we completed the disposition of SWSS on July 26, 2012. The operating results of SWSS are classified as discontinued operations and are presented in a separate line in the consolidated statements of income for all periods presented. Reference is made to Note 4 to our consolidated financial statements for a discussion of discontinued operations. Prior to the decision to divest the business, we had reported this business as a separate division under the heading of security solutions. Unless otherwise indicated, amounts reported throughout this Form 10-K represent only our continuing operations.

Effective as of April 30, 2014, our manufacturing agreement with Carl Walther GmbH under which we produced the Walther PPK and PPK/S pistols in the United States at our Houlton, Maine facility expired. In addition, as of April 30, 2013, we did not extend our distribution agreement to serve as the exclusive U.S. importer and distributor of Walther firearms. Walther manufactures our full size M&P22 pistols and will continue to do so through the end of fiscal 2017.

On May 5, 2014, we acquired substantially all of the net assets of Tri-Town Precision Plastics, Inc., or TTPP, a provider of custom injection molding services, rapid prototyping, and tooling, which we refer to as the DRP Acquisition. TTPP was a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our popular M&P models. The DRP Acquisition was designed to vertically integrate a key component of our manufacturing operations and provide us with increased flexibility within our supply chain.

On December 11, 2014, we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI, a leading provider of hunting and shooting accessories, which we refer to as the BTI Acquisition. The BTI Acquisition was designed to allow us to expand our presence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands that are popular with consumers.

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.smith-wesson.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of them filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. The documents are also available in print by contacting our corporate secretary at our executive offices.

Strategy

Our objective is to continue to enhance our position as one of the world’s leading firearm manufacturers by designing, producing, and marketing high-quality, innovative firearms and related products that meet the needs and desires of consumers and professionals. Key elements of our strategy to achieve this objective are as follows:

Protect and Grow Our Core Firearm Business

We plan, protect, and grow our core firearm business by continuing to enhance our presence in our existing domestic and international markets, capitalizing on our brands such as Smith & Wesson, M&P, and Thompson/Center Arms, introducing innovative new products, and entering new markets. We continually seek to introduce new products to increase our current market share, especially in the polymer handgun market as represented by our M&P brand. In addition, the largest portion of our business historically resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms in fiscal 2007 and the introduction of our modern sporting rifles, we expanded our business into multiple segments of the long gun market. During the last two fiscal years, we have introduced numerous new handgun and long gun models, including our M&P22 Compact pistol; product extensions for our M&P9, M&P40, and M&P45 pistols; M&P10; non-laser M&P Bodyguard .380; Model 66 Combat Magnum revolver; and the Model 69 Magnum revolver. We plan to continue to introduce new firearm products in fiscal 2016.

Focus on Profitable Growth in Firearms and Firearm-Related Products

We are focused on growth, but only in those areas that provide an acceptable return on invested capital. In order to meet those profitability goals, we are primarily focused on leveraging existing products and introducing new products when appropriate. In addition, we are continuing our focus on capacity utilization, strategic pricing and marketing initiatives, flexible manufacturing, standardized process, and vertical integration for efficiency and scalability. The DRP Acquisition in early fiscal 2015 was designed to vertically integrate a key component of our manufacturing operations and provide us with increased flexibility within our supply chain. In fiscal 2015, we also acquired BTI, which has a track record of delivering strong financial and operating performance by providing a broad portfolio of hunting and shooting related products.

Streamline and Standardize Our Business Operations

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, enhanced product quality, and expanded outsourcing. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet customer demand for our most popular products. We also plan to continue to streamline and standardize our business, which includes investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. During fiscal 2015, we continued to improve and enhance our ERP systems, and we intend to continue investing in improving our systems in order to enhance our efficiency, improve information reporting, and strengthen internal controls. These system improvements may include implementing SAP at our additional facilities if we believe such an implementation would help us achieve these objectives. We intend to convert our Deep River facility to SAP in fiscal 2016.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer service, training, and support.

Pursue Strategic Relationships and Acquisitions that are Synergistic with Our Current Business

We intend to develop and expand strategic relationships and review and pursue strategic acquisitions that complement, enhance, or are additive to our business. For example, in fiscal 2015, the DRP Acquisition was designed for vertical integration and the BTI Acquisition was designed to allow us to expand our presence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands. In addition, our strategic alliance with General Dynamics Ordnance and Tactical Systems is primarily designed to assist us in the pursuit of the U.S. Army’s Modular Handgun System solicitation.

Firearm Products and Services

General

Our firearm products combine our legacy of 163 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market serving both law enforcement agencies and the consumer sporting goods market. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 also enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market, namely semi-automatic pistols and revolvers.

All of our firearms are currently sold under our Smith & Wesson, M&P, and Thompson/Center Arms brands. In addition, our Performance Center offers specialized and enhanced models sold under the Smith & Wesson and M&P brands. Depending upon the product or service, our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers.

Our product development strategy is to understand our customers’ needs and then design and develop products to uniquely meet those needs. Throughout the process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio. In fiscal 2015, we launched several new products and product line extensions under our Smith & Wesson, M&P, and Thompson/Center Arms brands as well as several new products from our Performance Center.

We introduced a number of M&P pistol products in fiscal 2015. Capitalizing on the growing consumer demand for concealed carry firearms, we introduced our M&P Bodyguard 380 lightweight, sub-compact pistol without a laser. This firearm features M&P slide serrations for increased grip and M&P sights and is suited for users who prefer a smaller profile firearm without a laser. We expanded the highly popular, concealed carry M&P Shield line with additional no-thumb safety models in 9mm and .40S&W.  We also introduced the new M&P22 Compact pistol. This reduced-scale version of a full size M&P pistol is chambered in the popular .22LR caliber. Featuring the comfortable to shoot M&P ergonomics, the M&P22 Compact is well suited for recreational shooting and training. Other new models added to the M&P line include the M&P9 and M&P40 pistols featuring a flat, dark earth color frame, and the M&P9 and M&P45 pistols with an extra threaded barrel kit.

In fiscal 2015, we expanded our Smith & Wesson brand with the introduction of a new model of the popular Smith & Wesson J-Frame Revolver that incorporates a factory installed LaserMax CenterFire laser sighting system. This model enhanced the versatility of our line of small frame revolvers and extended the Smith & Wesson line of self-defense firearms. The Model 69 .44 Magnum revolver, introduced last fiscal year, received the NRA Golden Bullseye award for Handgun of the Year from Shooting Illustrated magazine at the 2015 NRA Show.

Our customers continue to demand premium models of our firearms that provide a competitive edge in sport shooting and handgun hunting. To meet this need, we introduced several new Smith & Wesson Performance Center models for hunting, competitive shooting, and personal protection. The newest Performance Center Model 460XVR Bone Collector limited edition features our largest X-frame revolver in .460 S&W Magnum caliber enhanced with a Performance Center tuned action and additional, desirable Performance Center features. We also introduced a complete line of Performance Center ported M&P pistols featuring enhanced triggers, ported barrels, and competition optics ready slides in 9mm or .40S&W calibers, and 4.25-inch or 5-inch long slides and barrel configurations and the Performance Center Model 929 9mm revolver, which was introduced last fiscal year and was named the “Most Significant Handgun of 2014” by the Shooting Gallery magazine. Built to the specifications of Smith & Wesson Champion shooter Jerry Miculek, this signature model that bears his name was selected for the award based on its uniqueness and its impact on revolver-based competitions.

Within our Thompson/Center Arms brand, we continued to focus on growing our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems.

Our firearm business is seasonal with revenue peaking in our fourth fiscal quarter ending April 30 as a result of most industry events and distributor shows being scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our firearm facilities, we have increased operating days during our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters.

Our firearm net sales for the years ended April 30, 2015, 2014, and 2013 were $531.2 million, $626.6 million, and $587.5 million, respectively. Firearms gross profit for the years ended April 30, 2015, 2014, and 2013 totaled $188.6 million, $259.1 million, and $218.1 million, respectively. Total assets for our firearm business totaled $345.3 million and $381.5 million as of April 30, 2015 and 2014, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $395.5 million in net sales, or 71.7% of our net sales, for the fiscal year ended April 30, 2015, $423.0 million in net sales, or 67.5% of our net sales, for the fiscal year ended April 30, 2014, and $324.6 million in net sales, or 55.3% of our net sales, for the fiscal year ended April 30, 2013. Sales of long guns accounted for $90.2 million in net sales, or 16.3% of our net sales, for the fiscal year ended April 30, 2015, $155.3 million in net sales, or 24.8% of our net sales, for the fiscal year ended April 30, 2014, and $179.2 million in net sales, or 30.5% of our net sales, for the fiscal year ended April 30, 2013. Sales of other products and services accounted for $45.0 million in net sales, or 8.2% of our net sales, for the fiscal year ended April 30, 2015, $42.7 million in net sales, or 6.8% of our net sales, for the fiscal year ended April 30, 2014, and $42.1 million in net sales, or 7.2% of our net sales, for the fiscal year ended April 30, 2013.

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

We have long been known as an innovator and a leader in the revolver market and most of our revolvers are currently marketed under the Smith & Wesson brand. We sell a wide range of sizes from small-frame, concealed carry revolvers used primarily for personal protection to large-frame revolvers used primarily for recreational and competitive sport shooting. Our extra-large frame revolvers are designed primarily to address the handgun-hunting market.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 163 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

We offer pistols under both our Smith & Wesson brand and our M&P brand. Our full size and compact M&P pistol products have been engineered with input from the professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as to contain features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless steel chassis, and a black, through-hardened corrosion resistant finished stainless steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm and .40S&W calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2015. We consider the M&P Shield pistol to be one of the most popular firearms in the market.

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

Long Guns

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. These long guns are also popular as hunting and sporting target rifles and are sold to consumers through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in four different calibers (.22LR, 5.56mm NATO (.223), .300 Whisper, and .308 Winchester (7.62x51mm)) for multiple recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber for longer range effectiveness, and several models designed for the exclusive use of military and law enforcement agencies throughout the world.

We manufacture two lines of bolt-action rifles under our Thompson/Center Arms brand consisting of several models in each line. These long guns are offered in up to 15 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer four lines of high-quality American-made single shot “black powder,” or “muzzleloader,” firearms. Ammunition for our black powder firearms are loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzleloading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

We offer two models of interchangeable, single shot firearm systems that deliver numerous gun, barrel, caliber configurations, and finishes. These firearm systems can be purchased fully assembled or as frame assemblies that can be configured by the owner as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

Other Firearm Products and Services

Our other firearm products and services include the following:

Parts: We sell parts to support our firearm business. The major products include barrels and magazines that are manufactured at our facilities or purchased through third parties.

Handcuffs: We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Our patented Lever Lock cuffs offer a new, double-locking system for added security and comfort, with no extra tools or keys. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications.

Smith & Wesson Academy: Established in 1969, the Smith & Wesson Academy is the nation’s oldest private law enforcement training facility. The Smith & Wesson Academy has trained law enforcement personnel from all 50 states and more than 50 foreign countries. Classes are conducted at our facility in Springfield, Massachusetts or on location around the world. Through the Smith & Wesson Academy, we offer state-of-the-art-instruction designed to meet the training needs of law enforcement and security customers worldwide.

Specialty Services: We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our services include forging, heat treating, finishing, plating, and plastic injection molding.

Licensing: Several of our registered trademarks, including the “S&W” logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms”, and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness. As a result, we license our trademarks to third parties for use in connection with their products and services. Products of our licensees are distributed throughout the world. As of April 30, 2015, we licensed our trademarks to 14 different companies that market and sell products complementing our products, one more than in fiscal 2014.

Accessories Products and Services

We are a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We develop, produce, and deliver innovative, high-quality products under several brands. We offer an extensive array of products, including shooting and field rests, gunsmithing tools, gun vises, hearing protection, ammo tumblers, and vault accessories. Since 2011, we have introduced more than 215 variations of accessories products and we currently hold over 40 patents. Our accessories business has grown primarily through organic initiatives focusing on new product introductions each year as well as through strategic acquisitions. Our brand portfolio includes the highly regarded Caldwell line of shooting supplies, which has provided shooting accessories for more than 14 years. We also sell products under other brand names, including Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control.

For the period from December 11, 2014, the date of the BTI Acquisition, to April 30, 2015, net sales of our accessories products were $20.6 million, and accessories gross profit for the year ended April 30, 2015 totaled $6.4 million.

Marketing, Sales, and Distribution

General

We go to market in three primary ways in our firearm division: two-step distribution, strategic retailers, and two buying groups consisting of certain large, regional retailers utilizing a direct sales force to service these customers. We also sell firearms directly to law enforcement agencies. In our accessories division, we go to market through two-step distribution, strategic retailers, and direct-to-dealer sales utilizing a combination of direct sales and sales representatives. We make our overseas sales primarily through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 34.3% and 42.9%, respectively, of our net sales for the fiscal years ended April 30, 2015 and 2014. Those commercial distributors are not regional and have many of the same dealer customers. Therefore, we believe that the loss of one or more of the distributors would not materially impact sales, as the remaining distributors would be allocated additional sales.

We market our products to consumers primarily through independent dealers, large retailers, in-store retail channels, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in numerous outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television and radio programs that generate significant editorial exposure. During fiscal 2015, we enhanced our Smith & Wesson CONNECT awards program, which allows sales associates at certain retailers to earn points that are redeemable for prizes from the sale of our products.

We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (SHOT) Show, the NRA Annual Meeting & Exhibits, the National Association of Sporting Goods Wholesalers Show, the International Association of Chiefs of Police Show, the AUSA Show, the IWA Show in Europe, and various distributor, buying group, and consumer shows.

For the fiscal years ended April 30, 2015, 2014, and 2013, advertising and promotion expenses amounted to $20.2 million, $19.5 million, and $15.1 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

We sell our products worldwide. International sales accounted for 4%, 3%, and 3% of our net sales for the fiscal years ended April 30, 2015, 2014, and 2013, respectively. Our firearm business had no assets located outside the United States during any of the periods presented; our accessories business owns tooling that is located at various suppliers in Asia.

E-Marketing

We utilize our www.smith-wesson.com, www.tcarms.com, and www.btibrands.com websites to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We utilize e-marketing, including social and digital marketing such as Facebook, Twitter, YouTube, and e-blasts to our consumer and trade customers to provide additional product and service information to such customers.

Retail

We operate online retail stores from which we sell hunting and shooting accessories under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, and Golden Rod branded products, apparel, and related hunting and shooting supplies. Firearms are not sold through the online retail stores.

Service and Support

Our firearm division operates a toll free customer service number from 8:00 a.m. to 8:00 p.m. Eastern Time, Monday through Friday, and offers a customer service e-mail option to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

Our accessories division operates a toll free customer service number from 8:00 a.m. to 5:00 p.m. Central Time, Monday through Friday to answer questions and resolve issues regarding our accessories products.  We offer a limited one year or a limited lifetime warranty program to the original purchaser of our accessories products, depending on the product purchased.

Manufacturing

We have three manufacturing facilities for our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and most of our specialty service activities at our Springfield facility. We historically utilized our Houlton facility for the production of metal pistols, handcuffs, and other restraint devices, but in fiscal 2015, our Houlton facility was converted into a machining center and all assembly, finishing, and small parts operations were transferred to our Springfield facility. We continue to produce handcuffs and other restraint devices at our Houlton facility. Our Deep River facility is utilized for custom plastic injection molding services, rapid prototyping, and tooling. We have a 145,000 square-foot warehousing and assembly facility for our accessories products located in Columbia, Missouri. All of our facilities are ISO 9001 certified.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we employ sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield and Houlton facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. During fiscal 2014, we transitioned our ERP system in our Springfield and Houlton facilities to SAP, and we intend to continue investing in improving our systems in order to enhance efficiency, improve information reporting, and strengthen internal controls. We also intend to convert our Deep River facility to SAP in fiscal 2016.

Suppliers

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our firearm-division products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials. Most of our major suppliers for our accessories-division products are based in Asia.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new firearm and accessories products. In fiscal 2015, 2014, and 2013, our gross spending on research activities relating to the development of new products was $6.9 million, $5.6 million, and $4.8 million, respectively. As of April 30, 2015, we had 47 employees at our Springfield, Massachusetts and Columbia, Missouri facilities engaged in ongoing research and development activities for both our firearm and accessories products as part of their responsibilities.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and the importance of protecting our intellectual property. Accordingly, we own numerous patents related to our firearm, handcuff, and accessories products. We apply for patents whenever we develop new products or processes deemed commercially viable. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, trademarks and copyrights also are important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our SMITH & WESSON trademark and our S&W monogram, as well as our M&P and Thompson/Center Arms brands are known and recognized by the public worldwide and are important to our business. In addition, we market our accessories products under several brand names, including Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control, among others.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, copyrights, and service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

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

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 90% of our handcuffs and restraints in the United States.

Our competitors in the accessories market are not as clearly defined as the firearms market because of the broad range of brand names and products. Our primary competitor in the accessories market is Vista Outdoors, formerly known as Alliant Techsystems Inc. (ATK). Other notable competitors to our accessories brands include Hyskore, Hornady, Laserlyte, Lyman, Birchwood Casey, and MTM Case-Gard.

Customers

We sell our firearm products and services through a variety of federally licensed distribution channels. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. Our accessories customers are generally businesses, retailers, and consumers. The ultimate users of our firearm and accessories products include gun enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other government organizations.

During fiscal 2015, 8.2% of our firearm net sales were to state and local law enforcement agencies and the federal government, 4.0% of our firearm net sales were to international customers; and the remaining 87.8% of our firearm net sales were through federal firearm licensees to domestic consumers. Our domestic firearm net sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Net sales of our accessories products during fiscal 2015 were 9.0% to international customers and 91.0% to domestic customers.

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs.

Governmental Regulations

Our firearm business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms in the United States. The ATF conducts periodic audits of our firearm facilities. The U.S. Department of State currently oversees the export of firearms, and we must obtain an export permit for all international shipments.

There are also various state and local regulations relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws and regulations pertaining to firearms and magazine sales within their jurisdictions. We manufacture several firearm models and magazines with various capacities that comply with those laws and regulations for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California and New York, as well as other states, also have similar laws and restrictions. In addition, California requires new pistols to contain a microstamping mechanism, which must be able to etch or imprint a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which is considered by many to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into the state of California any pistol that is subject to the microstamping feature requirement.

Warnings and instructions concerning the safe operation of our firearms are contained in Safety & Instruction Manuals included in all boxes in which firearms are shipped and are also available for download from our Smith & Wesson and Thompson/Center Arms websites.

Our accessories business is subject to various standard business regulations that apply to all companies whose products are used by consumers.

Environmental Health and Safety

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including, but not limited to, those regulations monitored by the Occupational Health and Safety Administration (OSHA), the National Fire Protection Association, and the Department of Public Health. Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are required to comply with regulations that mitigate any release into the environment. These laws have required, and are expected to continue to require, us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA; and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We maintain programs that monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may be subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main facility in Springfield, Massachusetts. We spent $652,000 in fiscal 2015 on environmental compliance, consisting of $411,000 for disposal fees and containers, $110,000 for remediation, $43,000 for DEP analysis and fees, and $88,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in substantial compliance with applicable material environmental laws, regulations, and permits.

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

As of April 30, 2015, we had recorded $675,000 of environmental reserve in non-current liabilities. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $22.8 million, plus a $1.0 million working capital adjustment, for a total purchase price of $23.8 million, utilizing cash on hand. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $2.8 million remains available. A portion of this escrow account will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Employees

As of May 31, 2015, we had 1,749 employees, including 30 part-time employees. Of these employees, 1,375 were engaged in manufacturing, 80 in sales and marketing, 33 in finance and accounting, 47 in research and development, 34 in information services, and 180 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 24.0% have 10 or more years of service with our company and 14.7% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2015 and 2014, we had a backlog of orders for our firearm business of $169.4 million and $230.4 million, respectively. Our accessories business had a backlog of orders of $9.8 million as of April 30, 2015. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	47	President and Chief Executive Officer
Jeffrey D. Buchanan	59	Executive Vice President, Chief Financial Officer, and Treasurer
Robert J. Cicero	48	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mark P. Smith	39	Vice President, Manufacturing and Supply Chain Management

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

Robert J. Cicero has served as Vice President and General Counsel of our company since October 2011 and Chief Compliance Officer and Secretary of our company since April 2012. Mr. Cicero was Associate General Counsel, Compliance Officer and Assistant Secretary of Chemtura Corporation, a global specialty chemicals company, from March 2009 until October 2011; Assistant General Counsel from July 2005 until March 2009; and Chief Counsel from September 2003 until July 2005. He was an Associate in the Executive Compensation and Employee Benefits Group for the law firm of Shearman & Sterling LLP from May 2000 until September 2003; an Associate in the Labor and Employment Section for the law firm of Morgan, Lewis & Bockius, LLP, from May 1998 until May 2000; and an Associate in the Labor and Employment Section for the law firm of Akin Gump Strauss Hauer & Feld, LLP from June 1996 until May 1998. Mr. Cicero was an Assistant Corporation Counsel in the New York City Office of the Corporation Counsel from September 1993 until June 1996.

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

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. For example, we experienced strong consumer demand for our firearm products following a new administration taking office in Washington, D.C. in 2009. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms. These proposed bills are often varied, but may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; or ban the sale and, in some cases, the ownership of various types of firearms. If such restrictive legislation is enacted, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

We remain dependent on the sale of our firearm products in the sporting goods distribution channel.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearms sales to law enforcement agencies has been successful to date with a number of agencies in the United States and agencies abroad selecting or approving for carry our firearms. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 87.4% of our net firearm sales in fiscal 2015 remained in the sporting goods distribution channel.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Overall, capacity constraints were factors in fiscal 2014 and 2013, despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. In fiscal 2015, we continued to be capacity constrained with respect to certain of our popular products. During the last several fiscal years, we also have enhanced our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. In addition, we may suffer excess capacity and increased overhead costs if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our Springfield, Massachusetts facility is critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our firearm products at this facility.

The facility also houses our principal research, development, engineering, design, shipping, sales, marketing, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our firearm customers. In addition, business disruptions at our facility in Deep River, Connecticut, where polymer frames and related components for many of our firearms are produced, could adversely affect our operating results. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies.

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

We often rely on third parties, including independent sales representatives and agents that act on our behalf.

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

Poor product quality or performance could adversely affect our operating results and reputation. We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products and a limited one year warranty to the original purchaser of our new accessories products. Product liability claims could harm our reputation; cause us to lose business; and cause us to incur significant warranty, support, and repair costs.

While we believe we have a strong track record of developing, manufacturing, and selling high-quality products, from time to time, we have experienced manufacturing issues with respect to some of our firearms and have initiated product recalls and safety alerts. We issued a safety alert in August 2013 related to all M&P Shield products manufactured prior to August 19, 2013. We issued a recall that occurred in June 2013 with respect to our Thompson/Center Arms bolt action. In November 2011, we issued a recall with respect to our Thompson/Center Arms Venture rifles. Since fiscal 2010, the aggregate expense recognized relating to these recalls was $5.5 million.

We may incur higher medical benefit costs in the future.

We are self-insured for our employee medical plan. While our medical costs in recent years have generally increased at the same level as the regional average, our aging workforce and other employee demographics could result in an increase in our medical costs beyond what we have experienced or expect. We have stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to our stop-loss limit may have an effect on our profitability.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, will potentially impact our healthcare cost structure and may, over time, increase our employee healthcare related expenses. Provisions of this law have become and will become effective in calendar 2015 and at various dates over the next several years. Many of the regulations and guidance for this law still not have been implemented and some face legal challenges. Because of the breadth and complexity of this law, the uncertainty surrounding this law, the lack of regulations and guidance for implementation, and the phased-in nature of the new requirements, we cannot predict with certainty the future effect of this law on us. The new healthcare legislation may increase the costs of providing medical insurance to our employees, which could have an adverse effect on our operations.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult to obtain. Our liability insurance costs were $5.1 million in fiscal 2015 and $4.7 million in fiscal 2014. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage would have a material adverse effect on us.

Our business is seasonal.

Historically, our fourth fiscal quarter ending April 30 has been our strongest quarter with industry events and distributor shows heavily scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our firearm facilities, we have increased operating days during our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters.

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks, from third parties. We rely on third-party suppliers and manufacturers for substantially all of our accessories’ components and products, and we have limited control over these suppliers and manufacturers. We also purchase ammunition for product testing.

Most of our major suppliers for our firearm-division products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. Most of our major suppliers for our accessories components and products are based in Asia. We also use numerous raw materials in producing and testing our products, including steel, wood, lead, brass, and plastics.

Our inability to obtain sufficient quantities of components, parts, raw materials, and other supplies from independent sources necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. Many of the components, parts, raw materials, and other supplies used in the production of our products are available only from a limited number of suppliers. In most cases, we do not have long-term supply contracts with these suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining materials and finished products. Our suppliers also may encounter difficulties or increased costs in obtaining the materials necessary to produce the components and parts that we use in our products. The time lost in seeking and acquiring new sources or the inability to locate alternative sources of comparable quality at an acceptable price, or at all, could negatively impact our net sales and profitability. Shortages of ammunition also can adversely affect the demand for our products.

We have occasionally received, and may receive in the future, product deliveries from suppliers that fail to conform to our quality control standards. In such circumstances, our ability to sell those products could have a negative effect on our net sales and increase our administrative and shipping costs if we are unable to obtain replacement products in a timely manner.

Damage or disruption to manufacturing and distribution capabilities of, or the disruption of deliveries from, our suppliers because of severe or catastrophic events, including weather, natural disaster, fire or explosion, terrorism, pandemics, or labor disruptions, including at ports or at our suppliers, could impair our ability to manufacture or sell our products. Although we have insurance to cover potential loss from most of our suppliers for these events, we could experience losses in excess of our insured limits. In addition, failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could have a material adverse effect on us, as well as require additional resources to restore our supply chain.

Interruptions or other issues with our ERP systems, including upon implementation of additional functionality, could cause disruption to our operations.

We transitioned to a new ERP system in our Springfield and Houlton facilities during fiscal 2014 utilizing SAP. We experienced some disruption in August 2013 as we introduced our SAP system. SAP is an all-inclusive ERP system. Therefore, disruptions in that system could impede our ability to manufacture products, order materials, generate management reports, invoice customers, or comply with laws and regulations. We intend to add additional functionality to SAP, and we have planned a conversion of our Deep River facility to SAP in fiscal 2016. We may implement SAP at our additional facilities. Those additions and new implementations could result in a major disruption to our business, and any disruption could have a negative effect on our net sales and profitability. In addition, implementing our ERP system has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

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

We have entered into strategic alliances in the past and anticipate that we will enter into new strategic alliances in the future. We continually explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. For example, in fiscal 2015, we announced our strategic alliance with General Dynamics Ordnance and Tactical Systems to pursue the U.S. Army’s modular handgun system solicitation to replace the M9 standard Army sidearm. Our existing strategic alliances and any new strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

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

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. For example, our acquisition of Thompson/Center Arms in January 2007 and SWSS in July 2009 resulted in substantial write-offs. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These interim fluctuations could adversely affect the market price of our common stock.

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

Our recent acquisitions and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, and harm our operations.

In order to pursue a successful acquisition, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities. In fiscal 2015, we acquired the businesses of TTPP and BTI, and we are in the process of integrating those businesses. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

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

As of April 30, 2015, we had $175.0 million of long-term debt outstanding. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

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
•

enhance our facilities and purchase additional equipment, which will include ongoing modernization and expansion of our Springfield, Massachusetts, Deep River, Connecticut, and Houlton, Maine facilities; and

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

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program, or EDIP. This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts and is subject to our compliance with a written EDIP Investment Analysis Plan, including the requirement to hire 225 employees during calendar year 2011 and to invest $62.9 million over five years on qualified depreciable assets. If significant external factors prevent us from maintaining the required level of employment or investment in the future, we may be required to repay part or all of the tax credit received. Through the end of fiscal 2015, we recorded all of the tax credits allowed to us because of our compliance with the written EDIP Investment Analysis Plan. However, we are still required to maintain employment and capital spending levels throughout the remaining term of the EDIP in order to ensure that we do not have to repay any of the credit received.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Smith & Wesson, M&P, and Thompson/Center Arms brands and the various brands sold by our accessories division, as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

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

For our fiscal year ended April 30, 2015, we did not have any customers that exceeded 10% of net sales or 10% of accounts receivable as of April 30, 2015. However, one of our customers accounted for approximately 13.4% and 11.6% of our net sales for the fiscal years ended April 30, 2014 and 2013, respectively, as well as $11.7 million, or 20.1%, of accounts receivable as of April 30, 2014.

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

We face risks associated with international activities, including related to compliance with the Foreign Corrupt Practices Act or other applicable anti-corruption legislation.

Political and economic conditions abroad may result in a reduction of or inhibition of our growth in our sales in numerous foreign countries and our purchase of certain accessories and components from certain countries in Asia and Europe, including China, Taiwan, and Italy. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could reduce our ability to sell our products in foreign markets, the ability of foreign customers to purchase our products, and our ability to import components, parts, and products from foreign suppliers. Our efforts to comply with the Foreign Corrupt Practices Act, or FCPA, or other applicable anti-corruption laws and regulations may limit our international business activities, necessitate the implementation of certain processes and compliance programs, and subject us to enforcement actions or penalties for noncompliance. Both the U.S. and foreign governments have increased their oversight and enforcement activities in this area in recent years, and we expect applicable agencies to continue to increase such activities in the future.

Our foreign sales and purchases of certain accessories and components also create a number of logistical and communication challenges. These activities also expose us to various economic, political, and other risks, including the following:

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

Certain of our businesses are subject to extensive regulation.

Our firearm business, as well as the business of all products and marketers of firearms and firearm parts, is subject to numerous federal, state, local, and foreign laws, regulations, and protocols, including the rules and regulations of the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our activities or growth, fine us, or ultimately put us out of business.

Also, the export of our products is controlled by the International Traffic in Arms Regulations, or ITAR. ITAR implements the provisions of the Arms Export Control Act as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. In order for us to sell some of our products in accordance with ITAR, including firearms to foreign customers, we must obtain export licenses from the U.S. government, primarily the U.S. Department of State. The U.S. Department of State has discretion as to whether to grant a license, and approval depends on the foreign policies and national security interests of the United States. In addition, Congress may take action to block a proposed sale of firearms for export valued at $1 million or higher. Consequently, we may not be able to obtain export licenses, or to complete profitable contracts as a result of political or other reasons that are outside our control. Failure to receive required licenses or authorizations or the termination or suspension of our export privileges could have an adverse effect on our business. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, or CFATS, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, Massachusetts data privacy laws, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

Compliance with all of these laws, regulations, and protocols is costly and time consuming. Although we take every measure to ensure compliance with the many regulations we are subject to, inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products that we sell. In addition, these laws, regulations, and protocols, as well as their interpretation by regulatory authorities, may change at any time. There can be no assurance that such changes to the laws, regulations, and protocols or to their interpretations will not adversely affect our business.

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

Reference is made to Note 17 to our consolidated financial statements for a discussion of these and other lawsuits to which we are subject.

We have been and may continue to be subject to governmental investigations and inquiries. Such investigations and inquiries could subject us to various sanctions, including significant civil and criminal penalties, the indictment of our company or various of our officers and employees, our being prevented from bidding on domestic military and government contracts, our disbarment by the U.S. Department of State, private civil litigation arising out of the outcome of the investigations or inquiries, the diversion of time and attention of our management from normal business operations, and a negative impact on the perception of our company by investors, customers, and others. For example, we remain subject to a settlement agreement with the SEC under which we have the obligation to report to the SEC on our FCPA compliance efforts. If the SEC determines that we have not met our obligations under the terms of the settlement agreement, it can reopen its investigation, which could adversely affect our business.

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

In our efforts to satisfy our environmental health and safety responsibilities and to comply with all applicable laws and regulations, we maintain policies relating to the environmental health and safety standards for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe based on the information available to us that we are in substantial compliance with applicable environmental regulations.

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

As of April 30, 2015, our consolidated long-term indebtedness was $175.0 million and we did not have any short-term indebtedness.  On June 15, 2015, we entered into a new credit agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020, or the Credit Agreement. We used the proceeds from the term loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. We also have $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, outstanding. The Credit Agreement and the indenture governing the 5.000% Senior Notes, or the

5.000% Senior Notes Indenture, each contain certain affirmative and negative financial and other restrictive covenants. Reference is made to Note 5 to our consolidated financial statements for further discussion of our indebtedness. We may also incur additional indebtedness in the future, including borrowings under our credit facility. Our indebtedness, after taking into account additional borrowings under our credit facility, and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on our indebtedness, could have important consequences, including the following:

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

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.

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

As of April 30, 2015, there were 54,062,459 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2015, we had outstanding nonqualified stock options to purchase 1,879,630 shares of common stock under our incentive stock plans and other option agreements, 731,629 undelivered time-based restricted stock units, or RSUs, and 459,250 unearned performance-based restricted stock units, or PSUs, under our incentive stock plans. We issued 161,456 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2015. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

Our operating results may involve significant fluctuations.

Various factors contribute to significant periodic and seasonal fluctuations in our operating results. These factors include the following:

•	the volume of customer orders relative to our capacity;
•	the success of product and service introductions and market acceptance of new products by us and our competitors;
•	timing of expenditures in anticipation of future customer orders;
•	effectiveness in managing manufacturing processes and costs;
•	changes in cost and availability of labor and components;
•	ability to manage inventory and inventory obsolescence;
•	social and political factors specific to our industry;
•	pricing and other competitive pressures; and
•	changes or anticipated changes in economic conditions.

Accordingly, you should not rely on the results of any period as an indication of our future performance. If our operating results fall below expectations of securities analysts or investors, our stock price may decline.

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the market price of our common stock, including the following:

•	variations in our operating results;
•	the relatively small public float of our common stock;
•	introductions of new products and services by us or our competitors;
•	the performance of our distributors;
•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	general economic, political, and market conditions and consumer spending patterns;
•	governmental policies and regulations;
•	the general performance of the markets in which we participate; and
•	factors relating to suppliers and competitors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own or lease three manufacturing facilities for our firearms products. We own our principal facility, which is a 575,000 square-foot facility located in Springfield, Massachusetts. We also own a 38,000 square-foot facility located in Houlton, Maine and we lease a 150,000 square-foot facility located in Deep River, Connecticut. The Springfield facility is primarily used to manufacture our handguns, modern sporting rifles, and hunting rifles; and the Houlton facility was primarily used to manufacture handguns, handcuffs, and restraints. In fiscal 2015, our Houlton facility was converted into a machining center and all assembly, finishing, and small parts operations were transferred to our Springfield facility. Our Deep River facility is primarily used for custom plastic injection molding services, rapid prototyping, tooling, and supports our firearms platform. Our accessories products are warehoused and assembled in a leased 145,000 square-foot facility located in Columbia, Missouri. We believe that each facility is in good condition and capable of producing products at current and levels of production capacity. In addition, we own a 57,000 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution and a private shooting facility. The leases for our Deep River and Columbia facilities are set to expire on May 4, 2024 and April 30, 2023, respectively.

We lease 3,000 square feet of office space in Scottsdale, Arizona, which has offices for certain senior personnel in our investor relations, legal, and finance departments as well as office space for our board of directors. The lease expires on February 28, 2018.

We lease 4,500 square feet of a facility located in Rochester, New Hampshire, which is used primarily for research and development activities. The lease expires on September 30, 2015.

We believe that all of our facilities are adequate for present requirements and that our current equipment is in good condition and suitable for the operations involved.

Item 3. Legal Proceedings

The nature of the legal proceedings against us is discussed in Note 17 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “SWHC” since July 20, 2006. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the Nasdaq Global Select Market.

	High	Low
2015
First quarter	$17.28	$12.32
Second quarter	$13.43	$9.03
Third quarter	$12.68	$9.22
Fourth quarter	$15.30	$12.16
2014
First quarter	$11.96	$8.53
Second quarter	$13.38	$10.25
Third quarter	$15.56	$10.76
Fourth quarter	$15.70	$11.31

On June 16, 2015, the last reported sale price of our common stock was $15.98 per share. On June 16, 2015, there were 735 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our preferred stock or our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility and the indenture governing our 5.000% Senior Notes restrict our ability to pay dividends.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2015 for (i) our common stock; (ii) the Russell 2000 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable company (Peer Group (2) on the graph below); (iv) a peer group consisting of Sturm, Ruger & Company, Inc. TASER International, Inc., Arctic Cat Inc., and National Presto Industries, Inc. (Peer Group (1) on the graph below). The graph assumes an investment of $100 on April 30, 2010. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The Russell 2000 Index,

And Two Peer Groups

*	$100 invested on April 30, 2010 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2015, 2014, and 2013 and the consolidated balance sheet data as of April 30, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2012 and 2011 and the consolidated balance sheet data as of April 30, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2015	2014	2013	2012	2011
	(In thousands, except share, per share, and ratio data)
Net sales	$551,862	$626,620	$587,514	$411,997	$342,233
Cost of sales	356,936	367,515	369,442	284,091	237,545
Gross profit	194,926	259,105	218,072	127,906	104,688
Operating expenses	105,298	108,117	85,238	82,990	86,897
Operating income	89,628	150,988	132,834	44,916	17,791
Total other income/(expense), net	(10,896)	(14,266)	(4,928)	(5,901)	(4,257)
Income from continuing operations before income taxes	78,732	136,722	127,906	39,015	13,534
Income tax expense	28,905	48,095	46,500	12,582	5,454
Income from continuing operations	49,827	88,627	81,406	26,433	8,080
Discontinued operations:
Loss from operation of discontinued security solutions division	(297)	(456)	(3,605)	(15,945)	(96,055)
Income tax benefit	(83)	(1,134)	(912)	(5,617)	(5,206)
Income/(loss) from operation of discontinued security solutions division	(214)	678	(2,693)	(10,328)	(90,849)
Net income/(loss)	$49,613	$89,305	$78,713	$16,105	$(82,769)
Net income/(loss) per share:
Basic - continuing operations	$0.92	$1.51	$1.25	$0.41	$0.13
Basic - total	$0.92	$1.52	$1.21	$0.25	$(1.37)
Diluted - continuing operations	$0.90	$1.47	$1.22	$0.40	$0.13
Diluted - total	$0.90	$1.49	$1.18	$0.25	$(1.30)
Weighted average number of shares outstanding:
Basic	53,988	58,668	65,155	64,788	60,622
Diluted	55,228	60,114	66,642	67,277	63,621
Depreciation and amortization	$30,893	$21,704	$16,730	$15,487	$13,230
Capital expenditures	$28,199	$53,282	$41,421	$13,770	$19,837
Year-end financial position:
Working capital	$116,065	$146,628	$146,973	$107,369	$87,727
Current ratio	2.4	2.6	2.8	2.3	1.7
Total assets	$494,992	$381,503	$326,989	$261,674	$280,028
Current portion of notes payable	$—	$—	$—	$—	$30,000
Notes payable, net of current portion	$175,000	$100,000	$43,559	$50,000	$50,000

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

The results of SWSS, our former security solutions division, are being presented as discontinued operations in the consolidated statements of income for all periods presented. See Note 4 — Discontinued Operations in the notes to consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

On May 5, 2014, we completed the DRP Acquisition, which expanded our capabilities to include custom injection molding services, rapid prototyping, and tooling. On December 11, 2014, we completed the BTI Acquisition. BTI, based in Columbia, Missouri, is a leading provider of hunting and shooting accessories and offers innovative, high-quality products under several brands. Results of operations for the fiscal year ended April 30, 2015 include activity for the period subsequent to the respective DRP and BTI Acquisitions. Subsequent to the BTI Acquisition, we began reporting our results of operations in two segments: (1) accessories, representing BTI, and (2) firearms, representing all other operations.

2015 Highlights

Our fiscal 2015 net sales of $551.9 million represented a decrease of 11.9% from our fiscal 2014 net sales. Net sales for our firearm division decreased by 15.2% to $531.2 million from the prior fiscal year. Our accessories division generated $20.6 million of net sales, or 3.7% of total net sales, following the BTI Acquisition on December 11, 2014. Income from continuing operations for fiscal 2015 was $49.8 million, or $0.90 per fully diluted share, compared with income from continuing operations of $88.6 million, or $1.47 per fully diluted share, for fiscal 2014. Our operating results for fiscal 2015 were affected by numerous factors, including the following:

•

The 15.2% decrease in firearm net sales was primarily driven by lower consumer demand and excess distributor and retailer inventories in the firearm industry following the surge in demand in the prior fiscal year. The lower demand and excess channel inventories primarily impacted sales of our long guns, specifically our modern sporting rifles, which was partially offset by increased bolt action and single shot hunting rifle sales. In fiscal 2015, consumer demand for handguns, as reflected in NICS background checks, increased over fiscal 2014, which led to increased sales of our small concealed carry polymer pistols and revolvers. However, those increased sales were more than offset by a decrease in sales of our larger frame M&P branded polymer pistols because a portion of the increased consumer demand for our handguns was satisfied by excess channel inventory. The DRP and BTI Acquisitions resulted in a 5.7% increase in total net sales for fiscal 2015. A reduction in units produced as a result of the lower demand and excess channel inventories negatively impacted our firearm net sales by 16.6%.

•

Our gross margin decreased 6.0 percentage points from the prior fiscal year primarily as a result of a combination of the reduced sales volumes for our higher-margin products, higher manufacturing-related spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption for fiscal 2015. As a result of the BTI Acquisition, we recorded $4.2 million of increased cost of goods sold related to a step-up of inventory, which negatively impacted gross margin for our accessories division by 20.1 percentage points and the total company by 0.8 percentage points. The entire step-up of inventory was expensed during fiscal 2015.

•

Income from continuing operations was negatively impacted by increased depreciation expense as a result of increased capital spending, including the transition of our ERP system to SAP in fiscal 2014 and acquisition-related costs incurred in fiscal 2015.

•

During fiscal 2015, we completed our most recent stock repurchase program by repurchasing 2.1 million shares of our common stock for $30.0 million utilizing cash on hand, which had a positive impact on our diluted earnings per share from continuing operations.

Our Business

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. Beginning in fiscal 2015, we are now also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 163 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate our various firearm products by such measurements as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day. We evaluate our various accessories products by such measurements as incoming orders per day, sales by customer, and gross margin by product line.

Key Industry Data

Firearms have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, U.S. handgun sales increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. Sales levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when sales increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Similar to the increase in 1992, this increase in sales was temporary in nature and sales returned to more normal levels in fiscal 2010. In late calendar 2012 and early calendar 2013, orders again increased rapidly in what appeared to be in response to fears of renewed legislative activity surrounding restrictions on the sale or makeup of firearms. Although we believe the fear of additional legislation around firearm restrictions still exists, the demand for firearms returned to more normal levels during fiscal 2015. We believe that an expanding base of consumers, the variety of products we offer, and the attractive price points we maintain will be important factors to achieve our goal to increase our market share. Based on data from calendar 2014, we estimate that we have a 20% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	$ Change	% Change	2013
Handguns	$395,500	$422,992	$(27,492)	-6.5%	$324,627
Long Guns	90,178	155,311	(65,133)	-41.9%	179,187
Walther	506	5,651	(5,145)	-91.0%	41,646
Other Products & Services	45,038	42,666	2,372	5.6%	42,054
Firearm Division	531,222	626,620	(95,398)	-15.2%	587,514
Accessories Division	20,640	—	20,640	N/A	N/A
Total Net Sales	$551,862	$626,620	$(74,758)	-11.9%	$587,514

Fiscal 2015 Net Sales Compared with Fiscal 2014

Net sales in our firearm division for fiscal 2015 decreased 15.2% from the prior fiscal year. Although consumer demand for handguns, as reflected in NICS background checks, increased over fiscal 2014, we believe that a portion of the consumer demand was satisfied with excess channel inventory. Thus, our handgun sales decreased $27.5 million, or 6.5%, from the prior fiscal year because of the decrease in sales of our larger frame M&P branded polymer pistol products, partially offset by increased sales of our small concealed carry polymer pistols and revolvers. Net sales for our long guns decreased $65.1 million, or 41.9%, from the prior fiscal year, primarily because of reduced sales of our modern sporting rifles as a result of lower demand, partially offset by increased lower price point sport rifle sales as well as bolt action and single-shot hunting rifle sales. Other products and services net sales increased by 5.6% from the prior fiscal year, primarily as a result of sales of our injection molding products following the DRP Acquisition in early fiscal 2015, which represented 2.0% of firearm net sales, as well as increased handcuff sales. Firearm net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, price increases favorably impacted firearm net sales for fiscal 2015 compared with the prior fiscal year by 0.3% while decreases in the number of units sold impacted firearm net sales by 16.6%. New products, defined as any new SKU not shipped in the prior year, represented 17.4% of firearm net sales for fiscal 2015. Net sales in our accessories division following the BTI Acquisition in December 2014 represented 3.7% of total net sales for fiscal 2015.

Our firearm segment order backlog as of April 30, 2015 was $169.4 million, which was $61.0 million lower than at the end of fiscal 2014. Our accessories segment order backlog as of April 30, 2015 was $9.8 million. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Net sales into our sporting goods distribution channel, excluding Walther products, for fiscal 2015 were $485.1 million, a $70.8 million, or a 12.7%, decrease from sales of $555.9 million for fiscal 2014, primarily as a result of reduced sales of our M&P branded polymer pistols and hunting and modern sporting rifles, partially offset by increased revolver sales and $18.7 million of sales into our sporting goods distribution channel from our accessories division. Excluding our accessories division, net sales into our sporting goods distribution channel were $466.3 million for fiscal 2015, a decrease of 16.1%. Firearm net sales into our professional channels, which exclude Walther products and include international and law enforcement sales, were $64.4 million, a $598,000, or 0.9%, decrease from fiscal 2014 net sales of $65.0 million. Our accessories division generated $1.9 million of international sales into our professional channels during fiscal 2015.

Fiscal 2014 Net Sales Compared with Fiscal 2013

Net sales for fiscal 2014 increased 6.7% over fiscal 2013 as we were able to address increased consumer demand, particularly for our handgun products, which saw a net sales increase of 30.3% over fiscal 2013. Handgun net sales for fiscal 2014 were driven primarily by increased production volumes of our M&P branded polymer pistol products and smaller sized pistols and revolvers. Net sales for our long guns for fiscal 2014 decreased $23.9 million, or 13.3%, from fiscal 2013, primarily because of reduced bolt action rifle sales as we serviced the Thompson/Center Arms bolt action rifle recall and reduced sales of our rimfire M&P rifles caused primarily by ammunition constraints. Those lower rifle sales were offset by increased sales of our centerfire M&P rifles, including an M&P rifle newly introduced in 2013. In addition, during fiscal 2013, we implemented a new pricing and discount structure that improved net sales. Walther net sales in fiscal 2014 were $36.0 million, or 86.4%, less than fiscal 2013, primarily because we ended our exclusive U.S. importer and distributor agreement with Walther at the end of fiscal 2013. Walther net sales for fiscal 2014 related to those products we manufactured on behalf of Walther at our Houlton, Maine facility through an agreement that expired on April 30, 2013. Fiscal 2014 net sales were positively impacted by a price increase in January 2014 on a selected number of our products. In total, increases in pricing favorably impacted fiscal 2014 net sales compared with fiscal 2013 by 1.2% while increases in the number of units sold favorably impacted net sales by 6.6%. New products, defined as any new SKU not shipped in the prior fiscal year, represented 2.2% of total net sales for fiscal 2014.

Net sales into our sporting goods distribution channel for fiscal 2014, excluding Walther products, were $555.9 million, a $73.9 million, or 15.3%, increase over sales of $482.0 million for fiscal 2013, primarily driven by increased handgun sales because of increased production capacity to satisfy demand. Net sales into our professional channels for fiscal 2014, which exclude Walther products and include federal, international, and law enforcement sales, were $65.0 million, a $1.2 million, or 1.9%, increase over fiscal 2013 net sales of $63.8 million. Increased sales into our professional channels were primarily a result of increased handgun sales to law enforcement customers.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change	2013
Cost of sales	$356,936	$367,515	$(10,579)	-2.9%	$369,442
% of net sales	64.7%	58.7%			62.9%
Gross profit	$194,926	$259,105	$(64,179)	-24.8%	$218,072
% of net sales	35.3%	41.3%			37.1%

Firearm Division	2015	2014	$ Change	% Change	2013
Cost of sales	$342,663	$367,515	$(24,852)	-6.8%	$369,442
% of net sales	64.5%	58.7%			62.9%
Gross profit	$188,559	$259,105	$(70,546)	-27.2%	$218,072
% of net sales	35.5%	41.3%			37.1%

Accessories Division	2015	2014	$ Change	% Change	2013
Cost of sales	$14,273	$—	$14,273	N/A	$—
% of net sales	69.2%	—			—
Gross profit	$6,367	$—	$6,367	N/A	$—
% of net sales	30.8%	—			—

Fiscal 2015 Cost of Sales and Gross Profit Compared with Fiscal 2014

Gross margin for fiscal 2015 decreased by 6.0 percentage points from the prior fiscal year, primarily as a result of a combination of reduced sales volumes for our higher-margin products, higher spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during fiscal 2015. That additional spending relative to sales volume and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 5.4 percentage points, or $67.4 million, and the additional promotional product discounts resulted in a 1.1 percentage point, or $5.9 million, reduction to gross margin. Our price increases made in early calendar 2014 on selected firearm products increased gross margin by 0.2 percentage points, or $1.9 million, and the DRP Acquisition resulted in a favorable impact of 0.3 percentage points on gross margin for fiscal 2015. As a result of the BTI Acquisition, we were required to record $4.2 million of increased cost of goods sold related to the step-up of inventory, which negatively impacted gross margin for that division by 20.1 percentage points and the total company by 0.8 percentage points.

Fiscal 2014 Cost of Sales and Gross Profit Compared with Fiscal 2013

Gross profit for fiscal 2014 increased over fiscal 2013, primarily because of an increase in sales volume, a strategic change in production mix to higher margin polymer pistol products, and capacity increases that more than offset spending increases during fiscal 2014. Overall gross margin increased 4.2 percentage points over fiscal 2013 with improved mix contributing 0.7 percentage points, or $3.7 million, to gross margin because of an increase in the volume of polymer pistols produced, offset by lower margin products, such as Walther products. Improved manufacturing efficiency and absorption because of increased production benefitted gross margin by 3.1 percentage points, or $31.7 million, while reduced spending on promotions improved gross margin by 0.7 percentage points, or $4.6 million. The 2013 change to our pricing and discount structure, combined with the January 2014 price increase on selected products, increased gross margin by 0.6 percentage points, or $6.9 million. Increased manufacturing and volume-related spending negatively impacted gross margin by 1.8 percentage point, or $11.6 million. During fiscal 2013, we incurred $3.0 million of warranty costs associated with the Thompson/Center Arms bolt action rifle recall, which negatively impacted gross margin by 0.5% in that year.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change	2013
Research and development	$6,943	$5,648	$1,295	22.9%	$4,790
Selling and marketing	36,033	33,515	2,518	7.5%	30,112
General and administrative	62,322	68,954	(6,632)	-9.6%	50,336
Total operating expenses	$105,298	$108,117	$(2,819)	-2.6%	$85,238
% of net sales	19.1%	17.3%			14.5%

Firearm Division	2015	2014	$ Change	% Change	2013
Research and development	$6,401	$5,648	$753	13.3%	$4,790
Selling and marketing	33,650	33,515	135	0.4%	30,112
General and administrative	55,976	68,954	(12,978)	-18.8%	50,336
Total operating expenses	$96,027	$108,117	$(12,090)	-11.2%	$85,238
% of net sales	18.1%	17.3%			14.5%

Accessories Division	2015	2014	$ Change	% Change	2013
Research and development	$542	$—	$542	N/A	$—
Selling and marketing	2,383	—	2,383	N/A	—
General and administrative	6,346	—	6,346	N/A	—
Total operating expenses	$9,271	$—	$9,271	N/A	$—
% of net sales	44.9%	—			—

Fiscal 2015 Operating Expenses Compared with Fiscal 2014

In our firearm division, research and development expenses increased $753,000 from the prior fiscal year, primarily because of increased expenses related to new product development testing materials. Selling and marketing expenses were relatively flat from the prior fiscal year with decreases in salary and benefit costs offset by additional co-op advertising and other advertising and promotional expenses. General and administrative costs decreased $13.0 million from the prior fiscal year and reflected a $7.5 million reduction from eliminating management incentive compensation expense, a $4.8 million reduction in profit sharing expense, a $3.7 million reduction in stock-based compensation expense, and a $3.2 million reduction in professional fees, primarily relating to consulting services for training and post-implementation support of our ERP system, all of which were partially offset by $2.1 million of acquisition-related costs and $1.7 million of additional depreciation expense. General and administrative expenses for our accessories division of $6.3 million included $3.6 million of intangible amortization expense as a result of the BTI Acquisition.

Fiscal 2014 Operating Expenses Compared with Fiscal 2013

Research and development expenses for fiscal 2014 increased $858,000 compared with fiscal 2013, primarily because of $466,000 additional salary and benefit costs and $209,000 of additional depreciation expense. Selling and marketing expenses increased $3.4 million for fiscal 2014, which was primarily as a result of $2.5 million of additional advertising expense on marketing programs for dealers and $599,000 of additional trade show expenses due to timing. General and administrative costs for fiscal 2014 increased $18.6 million over fiscal 2013, primarily because of $4.2 million of increased salary and benefits expense from additional headcount to support our business growth and management incentive accruals; $4.1 million of additional stock-based compensation expense primarily related to options, RSUs, and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014; $1.5 million of additional profit sharing expense as a result of increased eligible compensation; $1.3 million of additional depreciation expense; and $7.2 million of additional consulting fees primarily associated with the support and employee training for our ERP system.

Operating expenses as a percentage of net sales increased by 2.8%, predominately because of the increased spending for our new dealer incentive program, servicing our ERP system, and additional stock-based compensation expense mentioned above.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change	2013
Operating income	$89,628	$150,988	$(61,360)	-40.6%	$132,834
% of net sales	16.2%	24.1%			22.6%

Firearm Division	2015	2014	$ Change	% Change	2013
Income from operations	$92,531	$150,988	$(58,457)	-38.7%	$132,834
% of net sales	17.4%	24.1%			22.6%

Accessories Division	2015	2014	$ Change	% Change	2013
Loss from operations	$(2,903)	$—	$(2,903)	N/A	$—
% of net sales	-14.1%	—			—

Fiscal 2015 Operating Income from Continuing Operations Compared with Fiscal 2014

For fiscal 2015, operating income from continuing operations declined $61.4 million compared with the prior fiscal year, primarily because of lower sales of our modern sporting rifles and large frame M&P branded polymer pistols and the related operating profit impacts from higher spending, unfavorable manufacturing fixed-cost absorption from reduced net sales, increased advertising and promotional spending, additional depreciation expense from increased capital expenditures, and acquisition-related costs. The loss from operations related to our accessories division was primarily due to the fair value inventory step-up that was expensed during fiscal 2015 as well as the amortization of intangibles recorded as a result of the BTI Acquisition.

Fiscal 2014 Operating Income from Continuing Operations Compared with Fiscal 2013

For fiscal 2014, operating income from continuing operations increased by $18.2 million over fiscal 2013, primarily because of increased sales volume as a result of increased production capacity and the related gross profit, the corresponding impact of improved favorable fixed-cost absorption, increased manufacturing efficiencies, and price increases on selected products, partially offset by a 26.8% increase in operating expenses primarily because of expenses associated with our marketing programs for dealers and trade show expenses, administrative costs relating to the support and employee training for our ERP system, additional stock-based compensation expense primarily from RSUs and PSUs granted to our employees late in fiscal 2013 and early fiscal 2014, salary and benefit costs, and additional depreciation expense from increased capital expenditures.

Other (Expense)/Income

The following table sets forth certain information regarding other (expense)/income for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	$ Change	% Change	2013
Other (expense)/income	$39	$(2,154)	$2,193	-101.8%	$39

Other expense for fiscal 2014 included a $2.0 million expense related to the resolution of an SEC investigation.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	$ Change	% Change	2013
Interest expense	$11,330	$12,261	$(931)	-7.6%	$5,781

Interest expense decreased for fiscal 2015 compared with the prior fiscal year primarily as a result of $4.3 million of bond premium and $795,000 of debt issuance write off costs incurred to retire the then-outstanding 9.5% Senior Notes due 2016, or the 9.5% Senior Notes, during fiscal 2014. Interest expense for fiscal 2015 also included the additional interest expense to service our $75.0 million of 5.000% Senior Notes that were not outstanding during fiscal 2014 as well as amortization of debt issuance costs.

Interest expense increased for fiscal 2014 over fiscal 2013, primarily as a result of servicing our $100.0 million of 5.875% Senior Notes compared with the exchanged $43.6 million of 9.5% Senior Notes in fiscal 2013 as well as the additional bond premium and debt issuance write-off costs we recorded to retire the outstanding 9.5% Senior Notes as described above.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	$ Change	% Change	2013
Income tax expense	$28,905	$48,095	$(19,190)	-39.9%	$46,500

Our income tax expense for fiscal 2015 decreased $19.2 million from the prior fiscal year because of lower operating profit and the effect of changes in temporary differences between book value and tax bases of assets and liabilities. These amounts are reflected in the balance of our net deferred tax liabilities, which totaled $17.5 million, after valuation allowance, as of April 30, 2015. In addition, our effective tax rate for the fiscal year ended April 30, 2015 was 36.71%, which was an increase of 1.53% from the effective tax rate of 35.18% for the fiscal year ended April 30, 2014.

We had federal net operating loss carryforwards amounting to $541,000, $649,000, and $757,000 as of April 30, 2015, 2014, and 2013, respectively. The net operating loss carryforwards as of April 30, 2015 expire in fiscal 2020. Internal Revenue Code Section 382 limits our utilization of these losses to approximately $108,000 for fiscal 2015 and each subsequent year. It is possible that future substantial changes in our ownership could occur that could result in a reduction in some or all of our loss carryforwards pursuant to Internal Revenue Code Section 382. If such an ownership change were to occur, there would be an annual limitation on the remaining tax loss carryforwards that could be utilized. Net deferred taxes decreased from a net asset of $5.7 million as of April 30, 2014 to a net liability of $17.5 million as of April 30, 2015, primarily from the difference between the book versus tax basis of intangible assets recorded as a result of the DRP and BTI Acquisitions during fiscal 2015 as well as the difference between book versus tax depreciation.

There were $16.8 million and $16.2 million of state net operating loss carryforwards as of April 30, 2015 and 2014, respectively. The state net operating loss carryforwards will expire between April 30, 2016 and April 30, 2033. There were $3.0 million and $2.6 million of state tax credit carryforwards as of April 30, 2015 and 2014, respectively. The state tax credit carryforwards will expire between April 30, 2018 and April 30, 2025, or have no expiration date.

As of April 30, 2015, valuation allowances of $700,000 and $1.9 million were provided on our deferred tax assets for state net operating losses, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2014, valuation allowances of $686,000, and $1.7 million were provided on our deferred tax assets for same state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. No other material valuation allowances were provided on our deferred federal income tax assets as of April 30, 2015 or 2014, as we believe that it is more likely than not that all such assets will be realized.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change	2013
Income from continuing operations	$49,827	$88,627	$(38,800)	-43.8%	$81,406
Income per share from continuing operations
Basic	$0.92	$1.51	$(0.59)	-39.1%	$1.25
Diluted	$0.90	$1.47	$(0.57)	-38.9%	$1.22

Fiscal 2015 Income from Continuing Operations Compared with Fiscal 2014

Income from continuing operations of $49.8 million for fiscal 2015 was $38.8 million lower than the $88.6 million for the prior fiscal year, primarily because of lower sales volumes, a corresponding decrease in gross profit, unfavorable manufacturing spending, additional advertising and promotional expense, additional depreciation expense from increased capital expenditures, and acquisition-related costs. Income per share from continuing operations for fiscal 2015 was favorably impacted by $0.02 from our open market purchases of our common stock that occurred during fiscal 2015 under our stock repurchase program.  There was also a favorable impact to income per share from continuing operations of $0.04 per share as a result of the DRP Acquisition. Income per share from continuing operations for fiscal 2015 was negatively impacted by $0.12 per share as a result of increased cost of goods sold from the fair value inventory step-up, acquisition-related costs, and additional intangible amortization expense as a result of the DRP and BTI Acquisitions completed during fiscal 2015. Excluding the expenses for inventory step-up and amortization of intangible assets, the fiscal 2015 acquisitions had a favorable impact on income per share from continuing operations.

Fiscal 2014 Income from Continuing Operations Compared with Fiscal 2013

Income from continuing operations of $88.6 million for fiscal 2014 was $7.2 million higher than the $81.4 million recorded for fiscal 2013, primarily because of increased sales volumes and corresponding gross profit, as well as our pricing and discount structure in fiscal 2014 that resulted in improved profitability. Net income per basic and diluted share from continuing operations for fiscal 2014 was favorably impacted as a result of our completed tender offer and open market purchases of our common stock that occurred in December 2012 and August through January 2014 totaling $135.0 million at an average price of $11.01 per share, or 12.3 million shares.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures for enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2015, 2014, and 2013 (dollars in thousands):

	2015	2014	$ Change	% Change	2013
Operating activities	$114,807	$90,206	$24,601	27.3%	$98,098
Investing activities	(186,057)	(62,616)	(123,441)	-197.1%	(32,910)
Financing activities	44,612	(59,217)	103,829	175.3%	(21,418)
Total cash flow	$(26,638)	$(31,627)	$4,989	15.8%	$43,770

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash flows from operating activities in fiscal 2015 were $114.8 million, or $24.6 million higher than for the prior fiscal year, primarily as a result of the following: a $25.7 million decrease in inventory levels as a result of an initiative to reduce finished parts inventory as well as reduced manufacturing volumes; a decrease in accounts receivable of $11.0 million due to the timing of customer payments and lower sales volumes; a $9.2 million increase in amortization and depreciation expense from increased capital spending and as a result of our acquisitions; and lower income tax payments from lower taxable income. Cash from operating activities was negatively impacted by $7.3 million of reduced accounts payable as a result of reduced manufacturing purchases; a $9.5 million reduction in payroll accruals due to lower profit-related compensation accruals; and a $4.9 million reduction in profit sharing accruals as a result of lower operating profits compared with the prior fiscal year.

Cash flows from operating activities in fiscal 2014 were $90.2 million, or $7.9 million lower than in fiscal 2013, primarily as a result of a $23.7 million increase in inventory levels to accommodate customer demand for our polymer pistol products and increased long gun finished goods inventory due to the bolt action rifle recall and ammunition constraints. Adjustments to book versus tax difference on inventory and deferred compensation increased the overall net deferred tax asset by $1.5 million in fiscal 2014. In addition, accounts receivable increased $9.6 million as a result of increased net sales volume and timing of customer payments. Cash provided by operating activities for fiscal 2014 was favorably impacted by a $10.6 million increase in net income; a $5.0 million increase in amortization and depreciation expense from increased capital spending, particularly spending related to our ERP system; a $4.1 million increase in stock-based compensation expense relating to awards issued to our employees at the end of fiscal 2013 and beginning of fiscal 2014; and a $6.5 million increase in accounts payable due to timing of inventory purchases.

Investing Activities

Cash used in investing activities was $186.1 million, or $123.4 million higher for fiscal 2015 compared with the prior fiscal year, primarily as a result of $135.4 million of payments for the BTI Acquisition and to acquire substantially all of the net assets of Hooyman LLC, as discussed in Note 2 to our consolidated financial statements, and a $23.8 million payment for the DRP Acquisition, partially offset by $3.5 million of refunds of deposits for machinery and equipment. We also recorded capital spending of $28.2 million, a reduction of $25.1 million compared with the prior fiscal year. Major capital expenditures in fiscal 2015 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Cash used for investing activities increased by $29.7 million for fiscal 2014 compared with fiscal 2013 as a result of increased capital spending of $11.9 million during fiscal 2014 and $9.3 million of deposits for machinery and equipment. Also impacting the increase in cash used in investing activities over fiscal 2013 was $7.5 million of proceeds received for the sale of our discontinued operations and $1.0 million of proceeds from the sale of our land and building located in Rochester, New Hampshire in fiscal 2013.

Financing Activities

Cash provided by financing activities was $44.6 million for fiscal 2015 compared with cash used in financing activities of $59.2 million for fiscal 2014. Cash provided by financing activities was primarily a result of $75.0 million of proceeds related to the issuance of our 5.000% Senior Notes, partially offset by our completed $30.0 million stock repurchase program. We also paid $2.4 million of debt issuance costs related to the 5.000% Senior Notes issuance as discussed in Note 5 to our consolidated financial statements.

Cash used in financing activities was $59.2 million for fiscal 2014 compared with $21.4 million for fiscal 2013, primarily as a result of our completed tender offer and stock repurchases as described below. The cash used in financing activities was offset by $56.4 million of net proceeds related to the issuance of new 5.875% Senior Notes in exchange for our 9.5% Senior Notes. We paid $4.3 million of interest and $3.8 million of debt issuance costs relating to this exchange.

During the past three fiscal years, our board of directors authorized the repurchase of $165.0 million of our common stock through multiple stock repurchase programs, all of which were completed as of April 30, 2015. Since fiscal 2013, we repurchased 12.9 million shares of our common stock in the open market for $149.4 million and 1.4 million shares of our common stock pursuant to a tender offer for $15.6 million utilizing cash on hand.

On November 25, 2014, we partially exercised an accordion feature on our line of credit to increase it by $50.0 million to $125.0 million, and on December 11, 2014, we borrowed $100.0 million on our expanded line of credit to fund the BTI Acquisition. We repaid the entire $100.0 million of borrowings under our line of credit during the fourth quarter of fiscal 2015. On April 13, 2015, we exercised the remaining $50.0 million expansion under the accordion feature of our credit agreement to increase the line of credit available to us to $175.0 million. As of April 30, 2015, we had a $175.0 million revolving line of credit, of which we had no borrowings, and open letters of credit aggregating $1.1 million. As discussed below, in June 2015, we entered into a new credit agreement, which consists of a revolving line of credit and term loan that replaced the existing $175.0 million credit facility.

At April 30, 2015, we had $42.2 million in cash and cash equivalents on hand.

During fiscal 2014, we sold an aggregate of $47.1 million of 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our then-outstanding 9.5% Senior Notes held by existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during fiscal 2014. As a result of this transaction, our indebtedness increased by $56.4 million and our debt service requirements increased by $1.8 million per annum. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture and exchange and purchase agreements. The 5.875% Senior Notes bore interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense relating to the exchange and defeasance of our 9.5% Senior Notes and amortized $795,000 of debt issue costs related to the exchange and defeasance during fiscal 2014. As discussed below, the 5.875% Senior Notes were redeemed on June 15, 2015 with proceeds from a term loan we entered into as part of our new credit facility.

During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture, and collectively with the indenture governing the 5.875% Senior Notes, the Senior Notes Indentures, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015.

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

The 5.000% Senior Notes are general, unsecured obligations of our company. The 5.000% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 5.000% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 5.000% Senior Notes Indenture, or the 5.000% Senior Notes Lifetime Aggregate Limit. In addition, the 5.000% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 5.000% Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the 5.000% Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the 5.000% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.000% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.000% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense.

On June 15, 2015, we entered into a new credit agreement, or the Credit Agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020. We used the proceeds from the term loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 5 – Notes Payable in the notes to the consolidated financial statements for additional information regarding the new credit facility.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indentures contain a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2015. Proceeds under the new revolving line of credit will be used for general corporate purposes.

Based upon our current working capital position, current operating plans, the repurchase of $100.0 million of our 5.875% Senior Notes, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

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

Inflation

We do not believe that inflation had a material impact on us during fiscal 2015, 2014, or 2013.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, product liability, workers’ compensation expense, excess and obsolete inventory, allowance for doubtful accounts, income tax expense, including deferred tax asset valuation, and forfeiture rates on stock-based awards. Actual results could differ from those estimates.

Revenue Recognition

For our firearm and accessories products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for most of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, if applicable, when no further contingencies or material performance obligations exist, and when collectability is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were taken for continuing operations in fiscal 2015, 2014, or 2013 based on the review of long-lived assets.

In accordance with Accounting Standards Codification, or ASC, 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our continuing operations in two reporting units: one for our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities and a second for our Columbia, Missouri facility. As of April 30, 2015, we recorded

$75.4 million of goodwill, of which, $13.8 million was recorded at the time of our DRP Acquisition and $61.6 million was recorded at the time of our BTI Acquisition.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken for continuing operations in fiscal 2015, 2014, or 2013 based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industry. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years because of our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline with any increase in revenues. We also have assumed that our markets have not contracted for the long term through the current economic downturn; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

Inventories

We value firearm inventories, consisting primarily of finished firearms, firearm components, and related products, as well as our accessories inventories, at the lower of cost, using the first-in, first-out, or FIFO, method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

Trade Receivables

We extend credit to our domestic customers and some foreign distributors based on their financial condition. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

Income Taxes

The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. As required by ASC 740-10, Accounting for Income Taxes, we record tax assets or liabilities for the temporary differences between the book value and tax bases in assets and liabilities. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. We are unaware of any recent or expected future changes in tax laws that would have a material impact on our financial statements. We measure these deferred taxes by applying tax rates expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718 by calculating compensation cost on the date of the grant using the Black-Scholes method for stock options and purchases under the ESPP, grant date fair value for RSUs, and the Monte-Carlo method for market-condition PSUs. We then amortize compensation expense over the vesting period. We estimate the fair value of each stock option or purchase under the ESPP on the date of the grant using the Black-Scholes option pricing model discounted by an estimated forfeiture rate (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). We estimate the fair value of each RSU award on the date of the grant using grant date fair value discounted by an estimated forfeiture rate and, when applicable, a factor related to any holding period. We estimate the fair value of each PSU award on the date of the grant using the Monte-Carlo model (using the grant date market value of our common stock and the Russell 2000 Index, or RUT, Expected volatilities of our common stock and the RUT, correlation coefficient between our common stock and the RUT, risk-free interest rate, and dividend yield).

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2015 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$193,657	$9,625	$108,251	$75,781	$—
Capital lease obligation	2,089	596	1,493	—	—
Operating lease obligations	15,794	2,446	3,894	3,544	5,910
Purchase obligations	69,860	69,860	—	—	—
Unrecognized tax benefits	91	91	—	—	—

Total obligations	$281,491	$82,618	$113,638	$79,325	$5,910

During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes to various institutional investors. Included in the above long-term debt obligation is $12.0 million of contractually obligated interest payments pertaining to the $75.0 million remaining balance of our 5.000% Senior Notes, which represents interest payments through July 15, 2018.

During fiscal 2014, we sold an aggregate of $100.0 million of 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our 9.5% Senior Notes held by the holders of such notes and the purchase by certain of such holders of additional 5.875% Senior Notes for cash. Included in the above long-term debt obligation is $6.6 million of contractually obligated interest payments pertaining to the $100.0 million balance of our 5.875% Senior Notes, which represents interest payments through June 15, 2017. On June 15, 2015, we entered into a new credit facility, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020. We used the proceeds from the term loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued interest and unpaid interest to the redemption date, in June 2015.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our credit facility, which bore interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2015, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.25% per annum if we had selected the prime rate option and a range of 2.18% to 2.28% per annum if we had selected the LIBOR rate option. Additionally, we incur market risk related to changes in the value of the euro relative to the U.S. dollar. We had annual inventory purchases of $950,000 from a European supplier. A portion of our gross sales during the three months and fiscal year ended April 30, 2015 ($460,000 and $2.2 million, respectively, representing approximately 0.25% and 0.40%, respectively, of aggregate gross sales) came from sales of goods that were purchased, in whole or in part, from a European manufacturer, in euros. This exposes us to risk from foreign exchange rate fluctuations. At the end of fiscal 2013, we ended our exclusive U.S. importer and distributor agreement with this European supplier; however, we will continue to purchase limited products from such supplier through the end of fiscal 2017. Because of the minimal purchases planned to this European supplier in fiscal 2016, a 10% drop in the value of the U.S. dollar in relation to the euro would not be material to our business.

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

Item 9A. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015. Our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures excluded our subsidiary, BTI, which was acquired on December 11, 2014. For the year ended April 30, 2015, BTI had 3.7% of net sales, 3.6% of total assets (excluding BTI goodwill and intangible assets, which was integrated into our systems and control environment), and 0.7% of net operating income (excluding BTI amortization of intangible assets, which was integrated into our systems and control environment) that were included in our consolidated financial statements. In accordance with guidance issued by the SEC, we are allowed to exclude acquisitions from our assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 as stated in their report dated June 22, 2015, on page F-2 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2015, 2014, and 2013 is set forth on page F-32 of this report.

(b) Exhibits

Exhibit Number	Exhibit

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among the Registrant, Clearview Battenfeld Acquisition Company LLC, and the Members named therein(1)

3.1	Amended and Restated Articles of Incorporation(2)

3.3(b)	Amended and Restated Bylaws(3)

3.9(a)	Certificate of Withdrawal of Certificate of Designation(4)

4.1	Form of Common Stock Certificate(5)

4.30	Indenture, dated as of June 17, 2014, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(6)

4.30(a)	First Supplemental Indenture, dated as of June 26, 2014, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(7)

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(8)

10.28*	Amendments to 2004 Incentive Stock Plan(9)

10.51**	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(10)

10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(11)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mark P. Smith; and as of April 24, 2013 with Robert J. Cicero(12)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between the Registrant and Jeffrey D. Buchanan(13)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(13)

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and the Registrant(13)

10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(13)

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(13)

10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(13)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(14)

10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(14)

Exhibit Number	Exhibit

10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(14)

10.104

Credit Agreement, dated as of August 15, 2014, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(15)

10.104(a)

First Amendment to Credit Agreement, dated as of November 25, 2014,  by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent amd Swingline Lender(1)

10.104(b)

Second Amendment to Credit Agreement, dated as of April 13, 2015, by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent and Swingline Lender(16)

10.106

Master Letter of Credit Agreement, dated as of August 15, 2014, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2014, addressed to the Registrant and its Subsidiaries from T.D. Bank, N.A.(15)

10.106(a)	First Amendment to Master Letter of Credit Agreement, dated as of June 15, 2015, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp.

10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(17)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(18)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(18)

10.110*	2013 Incentive Stock Plan(19)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2014 Incentive Stock Plan for awards made beginning in April 2014(20)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(20)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto

16	Letter of BDO USA, LLP to the Securities and Exchange Commission dated June 25, 2014(21)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

23.2	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm

Exhibit Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 20, 2015.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(9)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(14)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 15, 2015.
(17)	Incorporated by reference to the Registrant’s Amendment No. 2 to Schedule TO filed with the SEC on July 10, 2013.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(19)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(20)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 22, 2015
P. James Debney

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 22, 2015
Jeffrey D. Buchanan

/s/ Barry M. Monheit	Chairman of the Board	June 22, 2015
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 22, 2015
Robert L. Scott

/s/ Robert H. Brust	Director	June 22, 2015
Robert H. Brust

/s/ John B. Furman	Director	June 22, 2015
John B. Furman

/s/ Michael F. Golden	Director	June 22, 2015
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 22, 2015
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 22, 2015
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Smith & Wesson Holding Corporation and subsidiaries (the "Company") as of April 30, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index at Item 15.  We also have audited the Company's internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment, a portion of the internal control over financial reporting at Battenfeld Technology, Inc. (“BTI”), which was acquired on December 11, 2014, and whose financial statements constitute approximately 3.7% of consolidated revenue, 3.6% of total assets (excluding BTI goodwill and intangible assets which were integrated into the Company’s systems and control environment) and 0.7% of net operating income (excluding BTI amortization of intangible assets which was integrated into the Company’s systems and control environment) of the consolidated financial statements amounts as of and for the year ended April 30, 2015.  Accordingly, our audit did not include the portion of internal control over financial reporting at BTI that is excluded from management’s assessment. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2015, and the results of their operations and their cash flows for the year ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Hartford, Connecticut June 22, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheet of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) as of April 30, 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smith & Wesson Holding Corporation and subsidiaries at April 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Boston, Massachusetts June 19, 2014

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2015	April 30, 2014
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,222	$68,860
Accounts receivable, net of allowance for doubtful accounts of $722 on April 30, 2015 and $844 on April 30, 2014	55,280	55,890
Inventories	76,895	86,742
Prepaid expenses and other current assets	6,306	5,958
Deferred income taxes	16,373	17,094
Income tax receivable	—	4,627
Total current assets	197,076	239,171
Property, plant, and equipment, net	133,844	120,440
Intangibles, net	73,768	3,425
Goodwill	75,426	—
Other assets	14,878	18,467
	$494,992	$381,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,360	$37,688
Accrued expenses	19,021	17,107
Accrued payroll	7,556	15,816
Accrued income taxes	4,224	—
Accrued taxes other than income	5,281	5,359
Accrued profit sharing	6,165	11,060
Accrued warranty	6,404	5,513
Total current liabilities	81,011	92,543
Deferred income taxes	33,905	11,418
Notes payable	175,000	100,000
Other non-current liabilities	10,706	10,719
Total liabilities	300,622	214,680
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 69,625,081 shares issued and 54,062,459 shares outstanding on April 30, 2015 and 68,809,986 shares issued and 55,352,679 shares outstanding on April 30, 2014	70	69
Additional paid-in capital	219,198	211,225
Retained earnings	147,352	97,739
Accumulated other comprehensive income	73	73
Treasury stock, at cost (15,562,622 shares on April 30, 2015 and 13,457,307 shares on April 30, 2014)	(172,323)	(142,283)
Total stockholders’ equity	194,370	166,823
	$494,992	$381,503

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended April 30,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$551,862	$626,620	$587,514
Cost of sales	356,936	367,515	369,442
Gross profit	194,926	259,105	218,072
Operating expenses:
Research and development	6,943	5,648	4,790
Selling and marketing	36,033	33,515	30,112
General and administrative	62,322	68,954	50,336
Total operating expenses	105,298	108,117	85,238
Operating income	89,628	150,988	132,834
Other (expense)/income:
Other (expense)/income, net	39	(2,154)	39
Interest income	395	149	814
Interest expense	(11,330)	(12,261)	(5,781)
Total other (expense)/income, net	(10,896)	(14,266)	(4,928)
Income from continuing operations before income taxes	78,732	136,722	127,906
Income tax expense	28,905	48,095	46,500
Income from continuing operations	49,827	88,627	81,406
Discontinued operations:
Loss from operations of discontinued security solutions division	(297)	(456)	(3,605)
Income tax benefit	(83)	(1,134)	(912)
(Loss)/income from discontinued operations	(214)	678	(2,693)
Net income	$49,613	$89,305	$78,713
Net income per share:
Basic - continuing operations	$0.92	$1.51	1.25
Basic - total	$0.92	$1.52	1.21
Diluted - continuing operations	$0.90	$1.47	1.22
Diluted - total	$0.90	$1.49	1.18
Weighted average number of common shares outstanding:
Basic	53,988	58,668	65,155
Diluted	55,228	60,114	66,642
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common		Additional	Earnings	Other			Total
	Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity
Balance at April 30, 2012	66,512	$67	$189,379	$(70,279)	$73	1,200	$(6,396)	$112,844
Exercise of employee stock options	847	1	3,472	—	—	—	—	3,473
Repurchase of treasury stock	—	—	—	—	—	2,100	(20,000)	(20,000)
Stock-based compensation	—	—	4,118	—	—	—	—	4,118
Excess tax benefit for stock-based compensation	—	—	1,025	—	—	—	—	1,025
Shares issued under employee stock purchase plan	185	—	1,335	—	—	—	—	1,335
Issuance of common stock under restricted stock unit awards, net of shares surrendered	53	—	(209)	—	—	—	—	(209)
Net income	—	—	—	78,713	—	—	—	78,713
Balance at April 30, 2013	67,597	68	199,120	8,434	73	3,300	(26,396)	181,299
Exercise of employee stock options	732	1	1,998	—	—	—	—	1,999
Repurchase of treasury stock	—	—	—	—	—	10,158	(115,887)	(115,887)
Stock-based compensation	—	—	8,212	—	—	—	—	8,212
Excess tax benefit for stock-based compensation	—	—	2,647	—	—	—	—	2,647
Shares issued under employee stock purchase plan	176	—	1,316	—	—	—	—	1,316
Issuance of common stock under restricted stock unit awards, net of shares surrendered	305	—	(2,068)	—	—	—	—	(2,068)
Net income	—	—	—	89,305	—	—	—	89,305
Balance at April 30, 2014	68,810	69	211,225	97,739	73	13,458	(142,283)	166,823
Exercise of employee stock options	366	1	1,813	—	—	—	—	1,814
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	5,808	—	—	—	—	5,808
Excess tax benefit for stock-based compensation	—	—	771	—	—	—	—	771
Shares issued under employee stock purchase plan	163	—	1,289	—	—	—	—	1,289
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(1,708)	—	—	—	—	(1,708)
Net income	—	—	—	49,613	—	—	—	49,613
Balance at April 30, 2015	69,625	$70	$219,198	$147,352	$73	15,563	$(172,323)	$194,370

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$49,613	$89,305	$78,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,893	21,704	16,730
Loss on sale of discontinued operations	—	—	1,222
Loss on sale/disposition of assets	267	150	315
Provision for/(recoveries of) losses on accounts receivable	122	(214)	720
Change in disposal group assets and liabilities	—	—	(1,215)
Deferred income taxes	2,341	(1,463)	4,009
Stock-based compensation expense	5,808	8,212	4,073
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	10,983	(9,588)	1,505
Inventories	25,662	(23,744)	(7,702)
Prepaid expenses and other current assets	(569)	(1,856)	(285)
Income tax receivable/(payable)	8,965	(1,534)	(3,384)
Accounts payable	(7,345)	6,468	2,602
Accrued payroll	(9,525)	2,720	3,489
Accrued taxes other than income	(86)	10	1,079
Accrued profit sharing	(4,895)	1,473	1,547
Accrued expenses	1,447	(477)	(5,125)
Accrued warranty	891	(244)	408
Other assets	(348)	(356)	(1,930)
Other non-current liabilities	583	(360)	1,327
Net cash provided by operating activities	114,807	90,206	98,098
Cash flows from investing activities:
Payments for the net assets of Tri-Town Precision Plastics, Inc.	(23,805)	—	—
Payments to acquire Battenfeld Technologies, Inc., net of cash acquired	(135,437)	—	—
Proceeds from sale of the net assets of SWSS LLC	—	—	7,500
Refunds of/(payments for) deposits on machinery and equipment	1,431	(9,269)	—
Receipts from note receivable	81	77	73
Payments to acquire patents and software	(392)	(243)	(102)
Proceeds from sale of property and equipment	264	101	1,040
Payments to acquire property and equipment	(28,199)	(53,282)	(41,421)
Net cash used in investing activities	(186,057)	(62,616)	(32,910)
Cash flows from financing activities:
Proceeds from loans and notes payable	175,000	101,584	1,753
Cash paid for debt issue costs	(2,558)	(3,791)	—
Payments on capital lease obligation	(596)	(596)	(600)
Payments on notes payable	(100,000)	(45,143)	(8,195)
Proceeds from Economic Development Incentive Program	640	722	—
Payments to acquire treasury stock	(30,040)	(115,887)	(20,000)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	3,103	3,315	4,808
Payroll taxes paid as a result of restricted stock unit withholdings	(1,708)	(2,068)	(209)
Excess tax benefit of stock-based compensation	771	2,647	1,025
Net cash provided by/(used in) financing activities	44,612	(59,217)	(21,418)
Net (decrease)/increase in cash and cash equivalents	(26,638)	(31,627)	43,770
Cash and cash equivalents, beginning of period	68,860	100,487	56,717
Cash and cash equivalents, end of period	$42,222	$68,860	$100,487
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,617	$7,688	$5,295
Income taxes	16,926	48,778	44,087

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Organization — We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. Beginning in 2015, we are now also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 163 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

On May 5, 2014, we acquired substantially all of the net assets of Tri-Town Precision Plastics, Inc., or TTPP, which we refer to as the DRP Acquisition. See Note 2 – Acquisitions below for more information regarding this transaction.

On December 11, 2014, we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI, which we refer to as the BTI Acquisition. See Note 2 – Acquisitions below for more information regarding this transaction.

These acquisitions have been accounted for in accordance with ASC 805-20, Business Combinations, and accordingly, the results of operations from the acquired businesses have been included in our consolidated financial statements following the acquisition dates.

2. Acquisitions

DRP Acquisition

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $22.8 million, plus a $1.0 million working capital adjustment, for a total purchase price of $23.8 million, utilizing cash on hand. TTPP was a provider of custom injection molding services, rapid prototyping, and tooling, and was a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our M&P models. The DRP Acquisition of TTPP’s custom polymer injection molding capabilities was designed to vertically integrate a key component of our manufacturing operations and provide us with increased flexibility within our supply chain.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as well as measurement period adjustments (in thousands):

	May 5, 2014	Measurement
	(As Initially	Period	May 5, 2014
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$2,614	$5	$2,619
Inventories	2,430	460	2,890
Total current assets	5,044	465	5,509
Property, plant, and equipment	4,243	155	4,398
Goodwill	15,183	(1,413)	13,770
Intangibles assets:
Customer relationships	—	840	840
Order backlog	—	150	150
Other assets	8	—	8
Total assets acquired	24,478	197	24,675
Accounts payable	358	12	370
Accrued expenses	25	114	139
Accrued payroll	—	361	361
Total liabilities assumed	383	487	870
	$24,095	$(290)	$23,805

General and administrative costs include $440,000 and $471,000 of acquisition-related costs incurred during the years ended April 30, 2015 and 2014, respectively, related to the DRP Acquisition.

The goodwill that was recorded relating to the DRP Acquisition results from expected synergies related to vertically integrating a key component of our manufacturing operations as well as increased flexibility within our supply chain. This goodwill will be deductible for tax purposes and amortized over 15 years and is included in our firearm segment.

We amortize customer relationships in proportion to expected yearly revenue generated from the customer lists acquired or products to be sold. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
		Life
	Amount	(In years)
Customer relationships	$840	3.3
Order backlog	150	1.0
	$990

Pro forma results of operations assuming that this acquisition had occurred on May 1, 2013 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

BTI Acquisition

On December 11, 2014, we acquired all of the issued and outstanding stock of BTI for $130.5 million, plus a $3.1 million working capital adjustment, for a total purchase price of $133.6 million, pursuant to a Stock Purchase and Sale Agreement. The BTI Acquisition was financed using a combination of existing cash balances and cash from a $100.0 million draw on our  line of credit, which was expanded to $125.0 million as a result of our partial exercise of the accordion feature on that line of credit.

BTI, based in Columbia, Missouri, is a leading provider of hunting and shooting accessories, which develops, produces, and delivers innovative, high-quality products under several brands.

On January 9, 2015, we acquired substantially all of the net assets of Hooyman LLC, a manufacturer of extendable tree saws designed for the hunting and outdoor industry, for $1.9 million utilizing cash on hand. We have relocated its operations to our Columbia, Missouri facility.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price of these acquisitions, including the working capital adjustments, was $135.5 million.

We are finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the fair values set forth below are subject to further adjustments as we obtain additional information during the measurement period, which will not exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The following table summarizes the estimated allocation of the purchase price for BTI at the acquisition date, which includes the net assets from the Hooyman acquisition, as well as measurement period adjustments to date (in thousands):

December 11, 2014		Measurement
(As Initially		Period	December 11, 2014
Reported)		Adjustments	(As Adjusted)

Cash	$24	$—	$24
Accounts receivable	7,873	3	7,876
Inventories	12,819	107	12,926
Income tax receivable	393	(279)	114
Other current assets	563	—	563
Property, plant, and equipment	2,826	(318)	2,508
Intangibles	73,550	—	73,550
Goodwill	62,142	(486)	61,656
Total assets acquired	160,190	(973)	159,217
Accounts payable	1,647	2	1,649
Accrued expenses	326	1	327
Accrued payroll	904	—	904
Accrued taxes other than income	9	—	9
Deferred income taxes	21,128	(261)	20,867
Total liabilities assumed	24,014	(258)	23,756
	$136,176	$(715)	$135,461

General and administrative costs include $1.7 million of acquisition-related costs incurred during the year ended April 30, 2015 related to the BTI Acquisition.

The goodwill that was recorded relating to the BTI Acquisition results from our ability to expand our prescence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands. Previously acquired goodwill of $12.0 million will be deductible for tax purposes over its remaining useful life. The remaining goodwill recorded as a result of the BTI Acquisition is not expected to be deductible for tax purposes. All of the goodwill recorded as result of the BTI Acquisition is allocated to our accessories segment.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that were acquired. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
		Life
	Amount	(In years)
Developed technology	$16,630	4.2
Customer relationships	25,680	4.4
Trade names	31,140	5.3
Order backlog	100	0.3
	$73,550

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2013 (in thousands, except per share data):

	For the Year	For the Year
	Ended	Ended
	April 30, 2015	April 30, 2014
Net sales	$582,875	$670,163
Income from continuing operations	53,388	85,460
Income per share - diluted	0.97	1.42

The unaudited pro forma income from continuing operations for the years ended April 30, 2015 and 2014 have been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisition had occurred on May 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2013 or the results that may be achieved in future periods.

3. Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include accruals for warranty, excess and obsolete inventory, allowance for doubtful accounts, and intangible asset valuation. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp., Thompson/Center Arms Company, LLC, Deep River Plastics, LLC, BTI, currently reported as our newly formed accessories division, and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division. There was no variance in the fiscal year-end of our wholly owned subsidiary, Smith & Wesson Corp., and our reported fiscal year-end of April 30, 2015 and 2014. We had a two-day variance for our fiscal year-end of Smith & Wesson Corp. to our reported fiscal year-end in April 2013. The variance in fiscal 2013 did not create any material difference in the consolidated financial statements as presented. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2015 and 2014 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

SWSS is being presented as discontinued operations in the consolidated statements of income for all periods presented. See Note 4 for additional information regarding these discontinued operations. Unless stated otherwise, any reference to the consolidated statements of income items in the notes to the consolidated financial statements refers to results from continuing operations.

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2015, our accounts exceeded federally insured limits by $42.6 million.

Trade Receivables — We extend credit to our domestic customers and some foreign distributors based on their financial condition. We sometimes offer discounts for early payment on invoices. When we believe the extension of credit is not advisable, we rely on either a prepayment or a letter of credit. We write off balances deemed uncollectible by us against our allowance for doubtful accounts. We estimate our allowance for doubtful accounts through current past due balances, knowledge of our customers’ financial situations, and past payment history.

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

For our fiscal year ended April 30, 2015, we did not have any customers that accounted for more than 10% of net sales or 10% of  accounts receivable as of April 30, 2015. However, one of our customers accounted for approximately 13.4% and 11.6% of our net sales for the fiscal years ended April 30, 2014 and 2013, respectively, as well as $11.7 million, or 20.1%, of accounts receivable as of April 30, 2014.

Inventories — We value firearm inventories, consisting primarily of finished firearms, finished firearm components, as well as related products, as well as our accessories inventories, at the lower of cost, using the first-in, first-out, or FIFO method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

We include tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period not exceeding five years.

Intangible Assets — We record intangible assets at cost or based on the fair value of assets acquired. Intangible assets consist of developed technology, customer relationships, trademarks, trade names, and patents. We amortize intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

Product sales account for most of our revenue. We recognize revenue from product sales when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment but could be delayed until the receipt of customer acceptance. We also provide tooling, forging, heat treating, finishing, plating, and engineering support services to customers; we recognize this revenue when accepted by the customer, if applicable, when no further contingencies or material performance obligations exist, and when collectability is reasonably assured, thereby earning us the right to receive and retain payments for services performed and billed.

Segment Information — We have two reportable segments: one for our firearm division and a second for our accessories division. See Note 19 – Segment Reporting  for more information regarding our segments.

Research and Development — We engage in both internal and external research and development, or R&D, in order to remain competitive and to exploit possible untapped market opportunities. We approve prospective R&D projects after analysis of the cost and benefits associated with the potential product. Costs in R&D expense include, among other items, salaries, materials, utilities, and administrative costs.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2015	2014	2013
Net income/(loss)
Income from continuing operations	$49,827	$88,627	$81,406
(Loss)/income from discontinued operations	(214)	678	(2,693)
Net income	$49,613	$89,305	$78,713
Weighted average shares outstanding - Basic	53,988	58,668	65,155
Dilutive effect of stock option and award plans	1,240	1,446	1,487
Diluted shares outstanding	55,228	60,114	66,642
Earnings per share - Basic
Income from continuing operations	$0.92	$1.51	$1.25
(Loss)/income from discontinued operations	$(0.00)	$0.01	$(0.04)
Net income	$0.92	$1.52	$1.21
Earnings per share - Diluted
Income from continuing operations	$0.90	$1.47	$1.22
(Loss)/income from discontinued operations	$(0.00)	$0.01	$(0.04)
Net income	$0.90	$1.49	$1.18

For fiscal 2015, 2014, and 2013, 73,546, 77,622, and 246,635 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

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

We have significant long-lived tangible and intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant long-lived tangible and intangible assets, other than goodwill, are property, plant, and equipment, developed technology, customer relationships, patents, trademarks, and trade names. We amortize all finite-lived intangible assets either on a straight-line basis or based upon patterns in which we expect to utilize the economic benefits of such assets. We initially determine the values of intangible assets by a risk-adjusted, discounted cash flow approach. We assess the potential impairment of identifiable intangible assets and fixed assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable and at least annually. Factors we consider important, which could trigger an impairment of such assets, include the following:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner or use of the assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	a significant decline in our stock price for a sustained period; and
•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were recorded for continuing operations in fiscal 2015, 2014, or 2013 based on the review of long-lived assets.

In accordance with ASC 350, Intangibles-Goodwill and Other, we test intangible assets with indefinite lives for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our continuing operations in two reporting units: one for our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities and a second for our Columbia, Missouri facility. As of April 30, 2015, we had $75.4 million of goodwill, of which $13.8 million related to our DRP Acquisition and $61.6 million related to our BTI Acquisition.

We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. No impairment charges were taken for continuing operations in fiscal 2015, 2014, or 2013 based on the review of long-lived assets.

We utilize an income approach, with discounted cash flows, to estimate the fair value of each reporting unit. We selected this method because we believe that it most appropriately measures our income producing assets. We considered using the market approach and the cost approach, but concluded that they were not appropriate in valuing our reporting units given the lack of relevant and available market comparisons. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash performance. This approach also mitigates the impact of the cyclical trends that occur in our industry. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures, and changes in future working capital requirements. We also compare and reconcile our overall fair value to our market capitalization. While there are inherent uncertainties related to the assumptions used and to our application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units. The foregoing assumptions were consistent with our long-term performance, with limited exceptions. We believe that our future investments for capital expenditures as a percent of revenue will decline in future years because of our improved utilization resulting from lean initiatives, and we believe that days sales outstanding will decline with any increase in revenues. We also have assumed that our markets have not contracted for the long term through the current economic downturn; however, it may be a number of years before they fully recover. These assumptions could deviate materially from actual results.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 22, 2013, we issued a safety alert related to all M&P Shield products manufactured prior to August 19, 2013. On June 13, 2013, we initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. As of April 30, 2015, we had incurred $5.5 million in recall and safety alert costs, and we estimated the remaining cost to be $3.2 million, which is recorded in the accrued warranty balance. Warranty expense for the fiscal years ended April 30, 2015, 2014, and 2013 amounted to $4.3 million, $3.6 million, and $7.1 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2015, 2014, and 2013 (in thousands):

	April 30, 2015	April 30, 2014	April 30, 2013
Beginning Balance	$7,565	$8,423	$6,412
Warranties issued and adjustments to provisions	4,292	3,620	7,093
Warranty claims	(3,204)	(4,478)	(5,082)
Ending Balance	$8,653	$7,565	$8,423

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales, which amounted to $6.9 million, $1.6 million, and $5.1 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $2.8 million, $1.9 million, and $1.5 million for fiscal 2015, 2014, and 2013, respectively, as selling and marketing expenses.

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

Recently Issued Accounting Standard — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09,  Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. Early adoption is not permitted. We are currently evaluating the impact, if any, that ASU 2014-09 will have on our consolidated financial statements.

4. Discontinued Operations

During fiscal 2010, we acquired all of the outstanding capital stock of SWSS. During fiscal 2013, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. The operating results of SWSS relate primarily to legal fees associated with retained liabilities and are classified as discontinued operations. We present discontinued operations as a separate line in the consolidated statements of income for all periods presented.

5. Notes Payable and Financing Arrangements

Credit Facilities — On July 15, 2014, we entered into a $75.0 million unsecured credit facility. On November 25, 2014, we partially exercised the accordion feature of the credit facility to increase it by $50.0 million to $125.0 million in connection with the BTI Acquisition. On April 13, 2015, we exercised the remaining $50.0 million expansion under the accordion feature to increase the line of credit available to us to $175.0 million. The credit facility was scheduled to mature on December 15, 2016 and bore interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2015, there were no borrowings outstanding. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 2.18% to 2.28% per annum if we had selected the LIBOR rate option. As discussed below, we entered into a new credit agreement, which consists of a revolving line of credit and term loan that replaced the $175.0 million credit facility.

New Credit Facility – On June 15, 2015, we entered into a new unsecured credit facility with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes and borrowings bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. The Term Loan, which bears interest at a variable rate, was entered into for the purpose of redeeming the 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. We are required to obtain interest rate protection through a swap contract covering not less than 75% of the aggregate outstanding principal balance. The Term Loan requires principal payments of 6.000% per annum paid quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, the 5.875% Senior Notes were redeemed for a 2.9375% call premium, plus accrued and unpaid interest at the redemption date. As part of the redemption, in fiscal 2016, we wrote off $1.7 million of debt-issue costs related to the 5.875% Senior Notes.

9.5% Senior Notes — During fiscal 2011, we issued an aggregate of $50.0 million of 9.5% senior notes due 2016, or the 9.5% Senior Notes. During fiscal 2013, we repurchased a total of $6.4 million of these notes and, during the fiscal year ended April 30, 2014, retired the remaining notes, as described below.

5.875% Senior Notes — During fiscal 2014, we sold an aggregate of $47.1 million of 5.875% Senior Notes to various qualified institutional buyers in exchange for approximately $42.8 million of our then-outstanding  9.5% Senior Notes held by existing holders of such notes. We also issued an additional $52.9 million of new 5.875% Senior Notes for cash. The remaining $712,000 of 9.5% Senior Notes outstanding after the exchange noted above were extinguished via legal defeasance during fiscal 2014. The 5.875% Senior Notes were sold pursuant to the terms and conditions of an indenture, or the 5.875% Senior Notes Indenture, and exchange and purchase agreements. The 5.875% Senior Notes bore interest at a rate of 5.875% per annum payable on June 15 and December 15 of each year, beginning on December 15, 2013. We recorded $4.3 million of interest expense related to bond premium and $795,000 of debt issuance write-off costs relating to the exchange and defeasance of the 9.5% Senior notes during fiscal 2014. As discussed below, the 5.875% Senior Notes were redeemed on June 15, 2015 with proceeds from a term loan we entered into as part of our new credit facility.

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

At any time prior to July 15, 2016, we may, at our option (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at the redemption price of 100% of the principal amount of the 5.000% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.000% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.000% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided, that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.000% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after July 15, 2016, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at a redemption price of (a) 102.500% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2016; or (b) 100% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2017, plus, in either case, accrued and unpaid interest on the 5.000% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.000% Senior Notes from the holders of the 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.000% Senior Notes mature on July 15, 2018.

The 5.000% Senior Notes are general, unsecured obligations of our company. The 5.000% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the 5.000% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the 5.000% Senior Notes Indenture, or the 5.000% Senior Notes Lifetime Aggregate Limit. In addition, the 5.000% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the 5.000% Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated net income, and (ii) share repurchases over the life of the 5.000% Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the Senior Notes Indentures is only applicable at such time that the consolidated coverage ratio (as set forth in the Senior Notes Indentures) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the Senior Notes Indentures, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 5.875% Senior Notes and 5.000% Senior Notes as of April 30, 2015 approximates fair value in considering Level 2 inputs within the hierarchy.

Debt Issuance Costs — We recorded, in other assets, $2.6 million and $3.8 million of debt issuance costs for the fiscal years ended April 30, 2015 and 2014, respectively. These costs are being amortized to expense over the life of the credit facility or the Senior Notes Indentures. In total, we amortized $1.5 million, $1.9 million, and $680,000 to interest expense for all debt issuance costs in fiscal 2015, 2014, and 2013, respectively, including write-offs related to extinguishment.

As of April 30, 2015, our revolving credit facility contained financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The Senior Notes Indentures contain a financial covenant relating to times interest earned.

Letters of Credit — At April 30, 2015, we had outstanding letters of credit aggregating $1.0 million.

6. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2015, 2014, and 2013, respectively (in thousands):

	For the Year Ended April 30,
	2015	2014	2013
Handguns	$395,500	$422,992	$324,627
Long Guns	90,178	155,311	179,187
Walther	506	5,651	41,646
Other Products & Services	45,038	42,666	42,054
Firearm Division	531,222	626,620	587,514
Accessories Division	20,640	—	—
Total Net Sales	$551,862	$626,620	$587,514

All of our firearms are currently sold under our Smith & Wesson, M&P, and Thompson/Center Arms brands. In addition, through our Performance Center, we offer small, specialized, and enhanced models sold under the Smith & Wesson and M&P brands. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. We sell accessories under our Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.  Our accessories customers are generally businesses, retailers, and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 4%, 3%, and 3% of total net sales for the fiscal years ended April 30, 2015, 2014, and 2013, respectively (in thousands):

	For the Year Ended April 30,
Region	2015	2014	2013

Europe	$8,164	$6,279	$2,979
Asia	1,463	1,766	6,319
Latin America	1,643	200	1,693
All others international	11,570	9,605	8,003

Total net international sales	$22,840	$17,850	$18,994

We had no assets relating to our firearm business located outside the United States during any of the periods presented; we own tooling relating to our accessories business that is located at various suppliers in Asia.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, television advertisements, and our new retail sales associate rewards program, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses, for continuing operations for the fiscal years ended April 30, 2015, 2014, and 2013, amounted to $20.2 million, $19.5 million, and $15.1 million, respectively.

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2015 and 2014 (in thousands):

	April 30, 2015	April 30, 2014

Machinery and equipment	$191,480	$156,030
Software and hardware	30,945	27,331
Building and improvements	19,946	12,187
Land and improvements	3,214	2,150

	245,585	197,698
Less: Accumulated depreciation and amortization	(116,663)	(93,138)

	128,922	104,560
Construction in progress	4,922	15,880

Total property, plant, and equipment, net	$133,844	$120,440

Depreciation of tangible assets and amortization of software expense from continuing operations amounted to $24.8 million, $19.1 million, and $15.4 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

The following table summarizes depreciation and amortization expense for continuing operations, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2015, 2014, and 2013 (in thousands):

	For the Year Ended April 30,
	2015	2014	2013
Cost of products and services sold	$20,640	$16,505	$14,238
Research and development	403	325	116
Selling and marketing	255	207	247
General and administrative	8,134	2,720	1,449
Interest expense	1,461	1,947	680
Total depreciation and amortization	$30,893	$21,704	$16,730

9. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2015 and 2014 (in thousands):

	April 30, 2015	April 30, 2014
Finished goods	$28,240	$26,523
Finished parts	34,269	47,109
Work in process	7,492	7,643
Raw material	6,894	5,467
Total inventories	$76,895	$86,742

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Intangible Assets

The following table presents a summary of intangible assets for the year ended April 30, 2015 and 2014 (in thousands):

		Weighted Average		Weighted Average
		Life		Life
	April 30, 2015 (a)	(in years)	April 30, 2014	(in years)
Developed technology	$16,630	5.2	$—	—
Customer relationships	28,260	6.1	1,740	9.1
Patents, trademarks, and tradenames	36,378	5.3	4,986	5.5
	81,268		6,726
Less: Accumulated amortization	(7,950)		(3,603)
	73,318		3,123
Patents in progress	450		302
Total intangible assets, net	$73,768		$3,425

(a) The primary increase in intangible assets over the prior year is as a result of the BTI Acquisition.

Amortization expense, excluding amortization of deferred financing costs, amounted to $4.6 million, $645,000, and $639,000 for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

Expected
For the Year Ended April 30,	Amortization
2016	$11,341
2017	10,552
2018	9,798
2019	8,606
2020	7,448
Thereafter	25,573
Total expected amortization	$73,318

11. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2015 and 2014 (in thousands):

	April 30, 2015	April 30, 2014
Accrued rebates and promotions	$4,126	$2,633
Interest payable	3,362	2,194
Accrued employee benefits	3,065	2,148
Accrued professional fees	2,335	2,374
Accrued workers' compensation	833	916
Accrued distributor incentives	761	590
Accrued other	4,539	6,252
Total accrued expenses	$19,021	$17,107

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Fair Value Measurement

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

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $42.1 million and $68.8 million as of April 30, 2015 and 2014, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

We currently do not have any Level 2 financial assets or liabilities other than our 5.875% Senior Notes and 5.000% Senior Notes as referenced in Note 5.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

13. Self-Insurance Reserves

As of April 30, 2015 and 2014, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $9.6 million and $9.2 million, respectively, of which $6.2 million and $5.8 million, respectively, have been classified as non-current and have been included in other non-current liabilities. As of both April 30, 2015 and 2014, $3.4 million has been included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2015 and 2014, $587,000 and $361,000 of workers’ compensation recoverable has been classified as an other asset. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates. Amounts charged to expense were $12.9 million, $10.7 million, and $12.2 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2015, 2014, and 2013 (in thousands):

	For the Year Ended April 30,
	2015	2014	2013

Beginning balance	$9,185	$9,570	$8,980
Additional provision charged to expense	12,925	10,721	12,201
Payments	(12,500)	(11,106)	(11,611)

Ending balance	$9,610	$9,185	$9,570

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2015 and 2014, we had accrued reserves for product and municipal litigation liabilities of $3.8 million and $3.9 million, respectively (of which $3.1 million and $2.8 million, respectively, were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2015 and 2014, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

14. Stockholders’ Equity

Treasury Stock

During fiscal 2014, our board of directors authorized the repurchase of up to $115.0 million of our common stock, of which up to $75.0 million was authorized for purchase in a tender offer and the remainder of which could be repurchased in the open market or in privately negotiated transactions. During fiscal 2014, we repurchased 1,417,233 shares of our common stock pursuant to the tender offer that expired on July 23, 2013 for $15.6 million and 8,740,471 shares of our common stock in the open market for $99.4 million, in each case, utilizing cash on hand, completing our $115.0 million stock repurchase program. Fees and expenses incurred related to the tender offer and open market purchases in fiscal 2014 were $887,000 and were recorded in treasury stock.

At the end of fiscal 2014, our board of directors authorized the repurchase of up to $30.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions, commencing no earlier than May 1, 2014. During fiscal 2015, we completed this stock repurchase program by repurchasing 2,105,315 shares of our common stock for $30.0 million, utilizing cash on hand. Fees and expenses incurred related to open market purchases in fiscal 2015 were $40,000 and were recorded in treasury stock.

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

The 2013 Incentive Stock Plan authorizes the issuance of 3,000,000 shares, plus any shares that were reserved and remained available for grant and delivery under the 2004 Incentive Stock Plan as of September 23, 2013, the effective date of the 2013 Incentive Stock Plan. The plan permits the grant of options to acquire common stock, restricted stock awards, RSUs, stock appreciation rights, bonus stock and awards in lieu of obligations, performance awards, and dividend equivalents. Our board of directors, or a committee established by our board, administers the SPs, selects recipients to whom awards are granted, and determines the grants to be awarded. Options granted under the SPs are exercisable at a price determined by our board or committee at the time of grant, but in no event, less than fair market value of our common stock on the date granted. Grants of options may be made to employees and directors without regard to any performance measures. All options issued pursuant to the SPs are generally nontransferable and subject to forfeiture.

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

Except in specific circumstances, grants vest over a period of three or four years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2015, 2014, and 2013 are as follows:

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	2,258,349	$6.15	3,019,127	$5.31	3,988,164	$4.67
Granted during the period	—	—	—	—	3,500	11.02
Exercised during the period	(365,719)	4.96	(732,778)	2.73	(847,042)	4.10
Canceled/forfeited during period	(13,000)	7.98	(28,000)	5.59	(125,495)	3.87
Options outstanding, end of period	1,879,630	$6.37	2,258,349	$6.15	3,019,127	$5.31
Weighted average remaining contractual life	5.02 years		6.04 years		6.02 years
Options exercisable, end of period	1,878,464	$6.36	1,873,494	$6.29	2,087,675	$5.38
Weighted average remaining contractual life	5.02 years		5.75 years		5.00 years

As of April 30, 2015, there were 5,738,521 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted share awards, RSUs, PSUs, and Employee Stock Purchase Plan, or ESPP, issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2015, 2014, and 2013 was $16.1 million, $20.8 million, and $12.1 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2015, 2014, and 2013 was $16.0 million, $17.0 million, and $8.7 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2015, 2014, and 2013 was $2.9 million, $7.3 million, and $5.1, respectively. At April 30, 2015, the total of unrecognized compensation cost of outstanding options was $1,000, which will be recognized over the remaining weighted average vesting period of 0.41 years.

On September 26, 2011, our stockholders approved our 2011 ESPP, to replace our expired 2001 ESPP, which authorized the sale of up to 6,000,000 shares of our common stock to employees. All option and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2015, 2014, and 2013, 161,456, 176,204, and 185,218 shares, respectively, were purchased under our ESPP.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our options and ESPP purchases during the years ended April 30, 2015, 2014, and 2013:

	For the Year Ended April 30,
	2015	2014		2013
Stock option grants:
Risk-free interest rate	—	—	0	0.31%
Expected term	—	—		5.84 - 7.84 years
Expected volatility	—	—		70.0%
Dividend yield	—	—		0%
Employee Stock Purchase Plan:
Risk-free interest rate	0.07%	0.08%		0.13%
Expected term	6 months	6 months		6 months
Expected volatility	38.2%	41.9%		56.3%
Dividend yield	0%	0%		0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $5.8 million, $8.2 million, and $4.1 million, for fiscal years 2015, 2014, and 2013, respectively.

The following table summarizes stock compensation expense for continuing operations by line item for the fiscal years ended April 30, 2015, 2014, and 2013 (in thousands):

	For the Year Ended April 30,
	2015	2014	2013
Cost of sales	$520	$332	$331
Research and development	139	74	39
Selling and marketing	379	225	92
General and administrative	4,770	7,581	3,611
Total stock-based compensation	$5,808	$8,212	$4,073

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary date of the grant date. The aggregate fair value of our RSU grants is amortized to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers, and we grant PSUs without market-conditions to our employees who are not executive officers. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2015	2014	2013
Grant date fair market value
Smith & Wesson Holding Corporation	$14.90	$15.21	$8.71
Russell 2000 Index	$1,246.95	$1,120.83	$935.25
Volatility (a)
Smith & Wesson Holding Corporation	44.51%	49.85%	49.28%
Russell 2000 Index	15.76%	23.07%	25.72%
Correlation coefficient (b)	0.32	0.46	0.47
Risk-free interest rate (c)	0.91%	0.91%	0.32%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For our fiscal 2014 and 2013 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2015 PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2015 PSUs equal to six times the grant-date value of each award.

In certain circumstances beginning with the fiscal 2015 RSUs and PSUs, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the year ended April 30, 2015, we granted 112,000 market-condition PSUs to certain of our executive officers. We also granted 554,933 service-based RSUs during the year ended April 30, 2015, including 125,000 RSUs to certain of our executive officers, 46,639 RSUs to our directors, and 379,433 RSUs to non-executive officer employees. In addition, in connection with a 2011 grant, we vested 46,600 market-condition PSUs (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $5.1 million for the fiscal year ended April 30, 2015.

During the fiscal year ended April 30, 2015, we canceled 57,752 service-based RSUs and 41,250 PSUs without market-conditions as a result of the service period condition not being met and delivered 433,266 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $5.4 million.

During the fiscal year ended April 30, 2014, we granted 117,500 market-condition PSUs to certain of our executive officers. We also granted 565,556 service-based RSUs during the year ended April 30, 2014, including 351,400 RSUs to certain of our executive officers, 42,238 RSUs to our directors, 164,918 RSUs to non-executive officer employees, and 7,000 RSUs to consultants. In addition, we granted and vested 30,000 market-condition PSUs to an executive officer and a former executive officer in connection with a 2010 award that achieved the maximum aggregate award. Compensation expense recognized related to grants of RSUs and PSUs was $6.4 million for the fiscal year ended April 30, 2014.

During the fiscal year ended April 30, 2014, we cancelled 17,316 service-based RSUs and 9,000 PSUs without market-conditions as a result of the service period condition not being met and delivered 457,851 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $5.7 million.

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

During the fiscal year ended April 30, 2013, we delivered 14,250 PSUs without market-conditions to employees with a total market value of $131,000 and we also delivered 69,637 shares of common stock to certain of our executive officers, employees, and consultants under vested RSUs with a total market value of $595,000.

During the fiscal year ended April 30, 2013, we cancelled 16,996 service-based RSUs and 35,000 market-condition PSUs as a result of the service period condition not being met and 2,000 PSUs without a market-condition as a result of the performance condition not being met.

The grant date fair value of RSUs and PSUs that vested in fiscal 2015, 2014, and 2013 was $4.0 million, $4.0 million, and $726,000, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in unvested RSUs and PSUs for fiscal years 2015, 2014 and 2013 is as follows:

	For the Year Ended April 30,
	2015		2014		2013
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,015,475	$10.56	781,586	$8.42	384,140	$7.91
Awarded	709,672	11.82	718,056	11.87	535,329	9.43
Vested	(433,266)	9.18	(457,851)	8.75	(83,887)	8.71
Forfeited	(101,002)	11.93	(26,316)	8.88	(53,996)	6.14
RSUs and PSUs outstanding, end of year	1,190,879	$12.45	1,015,475	$10.56	781,586	$8.42

As of April 30, 2015, there was $7.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years. The aggregate intrinsic value of outstanding RSUs and PSUs as of April 30, 2015, 2014, and 2013 was $3.3 million, $7.1 million, and $491,000, respectively.

15. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements. Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.3 million, $1.9 million, and $1.7 million for the fiscal years ended April 30, 2015, 2014, and 2013, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2015, we plan to contribute approximately $6.2 million, which has been recorded in general and administrative costs. We contributed $11.1 million and $9.6 million for the fiscal years ended April 30, 2014 and 2013, respectively. Contributions are funded after the fiscal year-end.

16. Income Taxes

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

Income tax expense from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2015	2014	2013
Current:
Federal	$22,471	$43,470	$38,661
State	4,188	6,167	5,982
Total current	26,659	49,637	44,643
Deferred:
Deferred federal	2,274	(1,352)	1,508
Deferred state	(28)	(190)	349
Total deferred	2,246	(1,542)	1,857
Total income tax expense	$28,905	$48,095	$46,500

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2015	2014	2013
Federal income taxes expected at 35% statutory rate	$27,556	$47,853	$44,767
State income taxes, less federal income tax benefit	3,015	4,535	4,576
Employee Stock Purchase Plan	82	77	131
Business meals and entertainment	205	187	107
Domestic production activity deduction	(2,462)	(4,325)	(3,708)
Research and development tax credit	(100)	(100)	(140)
Change in uncertain tax positions	—	(265)	237
Other	609	133	530
Total income tax expense	$28,905	$48,095	$46,500

Deferred tax assets (deferred tax liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2015		2014
Current tax assets (liabilities):	$		$
Inventories		9,587		8,088
Product liability		276		391
Accrued expenses, including compensation		2,934		5,991
Warranty reserve		2,449		2,114
Property taxes		(122)		(78)
Promotions		1,497		925
Less valuation allowance		(510)		(508)
Other		262		171
Net deferred tax asset — current		$16,373		$17,094

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits		$2,809		$2,633
Environmental reserves		258		238
Product liability		461		371
Workers' compensation		991		975
Warranty reserve		860		785
Stock-based compensation		4,429		4,280
State bonus depreciation		1,002		828
Property, plant, and equipment		(25,612)		(19,947)
Intangible assets		(17,083)		224
Transaction costs		—		57
Pension		91		48
Less valuation allowance		(2,111)		(1,910)
Net deferred tax liability — non-current		$(33,905)		$(11,418)
Net deferred tax asset/(liability) — total		$(17,532)		$5,676

We had federal net operating loss carryforwards amounting to $541,000 as of April 30, 2015, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2015 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were $16.8 million and $16.2 million in state net operating loss carryforwards as of April 30, 2015 and 2014, respectively. The state net operating loss carryforwards will expire between April 30, 2016 and April 30, 2033. There were $3.0 million and $2.6 million of state tax credit carryforwards as of April 30, 2015 and 2014, respectively. The state tax credit carryforwards will expire between April 30, 2018 and April 30, 2025, or have no expiration date.

As of April 30, 2015, valuation allowances of $700,000 and $1.9 million were provided on our deferred tax assets for those state net operating loss carryforward, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2014, valuation allowances of $686,000 and $1.7 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to Massachusetts Investment Tax Credits. No valuation allowances were provided on our deferred federal income tax assets as of April 30, 2015 or 2014, as we believe that it is more likely than not that all such assets will be realized. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. Management is unaware of any recent or expected future changes in tax laws that would have a material impact on our financial statements.

At April 30, 2015 and 2014, we had gross tax-effected unrecognized tax benefits of $91,000 and $84,000, respectively, of which the entire amounts, if recognized, would favorably impact the effective tax rate. Included in the unrecognized tax benefits at April 30, 2015 and 2014, we have $23,000 and $15,000, respectively, of accrued interest and penalties related to uncertain tax positions, which have been recorded in non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	April 30,
	2015	2014
Beginning balance	$84	$1,091
Interest, penalties, and impact of state deductions on federal taxes	7	(212)
Lapse of statute of limitations	—	(795)
Ending balance	$91	$84

All of our unrecognized tax benefits has been classified as current income tax liabilities and are recorded in other current liabilities because a payment of cash is anticipated within one year of the balance sheet date or the statute will expire within one year of the balance sheet date.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2011.

17. Commitments and Contingencies

Litigation

We are a defendant in eight product liability cases and are aware of approximately nine other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

We monitor the status of known claims and the related product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. After consultation with litigation counsel and the review of the merit of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore, we have not accrued for any such judgments. In the future, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided adequate reserves for defense costs.

For the fiscal years ended April 30, 2015, 2014, and 2013, we paid $252,000, $1.0 million, and $758,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $177,000, $460,000, and $42,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets.

In fiscal 2015, 2014, and 2013 we recorded expense of $183,000, $533,000, and $805,000 respectively, to recognize changes in our product liability and municipal litigation liability.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate both the health and safety of our workforce as well as our environmental liability, including, but not limited to, those regulations monitored by the Occupational Health and Safety Administration, (OSHA), the National Fire Protection Association, and the Department of Public Health. Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

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

As of April 30, 2015 and 2014, respectively, we had recorded $675,000 and $623,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

On May 5, 2014, we acquired substantially all of the net assets of TTPP. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $2.8 million remains available. A portion of this escrow account will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

In fiscal 2011, we were awarded a $6.0 million refundable tax credit from the Massachusetts Economic Assistance Coordinating Council under the Economic Development Incentive Program, or EDIP. This credit was granted by the Commonwealth of Massachusetts in consideration of our restructuring plan to move the production of our hunting products from New Hampshire to Massachusetts. Through the end of fiscal 2015, we recorded a total of $6.0 million in tax credits, including recording a receivable of $117,000 in fiscal 2015, because of our compliance with the written EDIP Investment Analysis Plan. We will be required to file an EDIP Annual Report through 2017 to demonstrate that all conditions related to the award have been met. We believe the likelihood that we will not comply with the EDIP Investment Analysis Plan to be remote.

Rental Leases

We lease office and/or manufacturing space in Scottsdale, Arizona; Rochester, New Hampshire; Deep River, Connecticut; and Columbia, Missouri under operating leases which expire on February 28, 2018; September 30, 2015; May 4, 2024; and April 30, 2023, respectively. We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

As of April 30, 2015, the lease commitments were as follows (in thousands):

For the Year Ended April 30,	Amount

2016	$2,446
2017	1,975
2018	1,919
2019	1,780
2020	1,764
Thereafter	5,910
$15,794

Rent expense in the fiscal years ended April 30, 2015, 2014, and 2013 was $3.3 million, $2.2 million, and $2.2 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2015 and 2014. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2015
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$131,869	$108,446	$130,550	$180,997	$551,862
Gross profit	49,118	34,840	43,824	67,144	194,926
Income from continuing operations, net of tax	14,618	5,091	8,178	21,940	49,827
Loss from discontinued operations, net of tax	(62)	(41)	(57)	(54)	(214)
Net income	$14,556	$5,050	$8,121	$21,886	$49,613
Per common share
Basic - continuing operations	$0.27	$0.10	$0.15	$0.41	$0.92
Diluted - continuing operations	$0.26	$0.09	$0.15	$0.40	$0.90
Basic - total	$0.27	$0.09	$0.15	$0.41	$0.92
Diluted - total	$0.26	$0.09	$0.15	$0.40	$0.90
Market price (low-high)	$12.32-17.28	$9.03-13.43	$9.22-12.68	$12.16-15.30	$9.03-17.28

	For the Year Ended April 30, 2014
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$171,020	$139,294	$145,881	$170,425	$626,620
Gross profit	72,773	57,937	58,651	69,744	259,105
Income from continuing operations, net of tax	26,526	17,145	20,057	24,899	88,627
Income/(loss) from discontinued operations, net of tax	(49)	(158)	728	157	678
Net income	$26,477	$16,987	$20,785	$25,056	$89,305
Per common share
Basic - continuing operations	$0.41	$0.29	$0.36	$0.45	$1.51
Diluted - continuing operations	$0.40	$0.28	$0.35	$0.44	$1.47
Basic - total	$0.41	$0.28	$0.37	$0.45	$1.52
Diluted - total	$0.40	$0.28	$0.36	$0.44	$1.49
Market price (low-high)	$8.53-11.96	$10.25-13.38	$10.76-15.56	$11.31-15.70	$8.53-15.70

19. Segment Reporting

Subsequent to the BTI Acquisition, we began reporting our results of operations in two segments: firearms and accessories. The firearm segment has been determined to be a single operating segment and reporting segment based on management’s reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the firearm segment. We evaluate our accessories products by a measurement of incoming orders per day, sales by customers, and gross margin by product line.

The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities, which includes firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The accessories segment consists of hunting and shooting accessories developed and marketed from our Columbia, Missouri facility.  Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearm segment as of April 30, 2015 were $345.3 million. Included in the assets of our firearm segment are intangible assets totaling $3.7 million; property, plant, and equipment totaling $131.3 million; and goodwill totaling $13.8 million. Total assets for our accessories segment as of April 30, 2015 were $149.7 million. Included in the assets of our accessories segment are intangible assets totaling $70.1 million; property, plant, and equipment totaling $2.5 million; and goodwill totaling $61.7 million.

Results by business segment are presented in the following table for the year ended April 30, 2015 (in thousands):

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2015
	Firearm	Accessories (a)		Total
Net sales	$531,222	$20,640		$551,862
Cost of sales	342,663	14,273	(b)	356,936
Gross margin	188,559	6,367		194,926
Operating income/(loss)	92,532	(2,904)	(b)	89,628
Income tax expense/(benefit)	30,038	(1,133)		28,905

_________________

(a) Results of operations for the year ended April 30, 2015 include activity for the period subsequent to the BTI Acquisition. We operated under one segment in the prior year, thus no comparative segment information is being presented. Due to the timing of the BTI Acquisition, the segment data above includes all corporate overhead expenses in our firearm segment until we determine our allocation methodology for corporate overhead expenses.

(b) Amount includes $4.2 million of additional cost of sales from the fair value step-up in inventory at the date of the BTI Acquisition and $3.6 million related to amortization of intangible assets recorded in general and administrative expenses as a result of the BTI Acquisition.

20. Subsequent Events

As discussed in Note 5, on June 15, 2015, we entered into a new unsecured credit facility, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020. We used the proceeds from the term loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date.

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2015, 2014, and 2013

		Additions
		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
	May 1,	Expenses	Accounts		Deductions	April 30,
2015
Allowance for doubtful accounts	$844	$(122)	$127	(1)	$(127)	$722
Inventory reserve	12,383	4,493	702	(1)	(1,139)	16,439
Deferred tax valuation allowance	2,418	203	—		—	2,621
2014
Allowance for doubtful accounts	$1,128	$(214)	$—		$(70)	$844
Inventory reserve	9,121	4,102	—		(840)	12,383
Deferred tax valuation allowance	2,458	(40)	—		—	2,418
2013
Allowance for doubtful accounts	$1,058	$720	$—		$(650)	$1,128
Inventory reserve	6,965	2,603	—		(447)	9,121
Deferred tax valuation allowance	2,127	331	—		—	2,458

(1) Increase in 2015 valuation accounts represents acquired balances related to the DRP and BTI Acquisitions in fiscal 2015.