Form 10-Q
period 2015-07-31
SMITH & WESSON HOLDING CORP
filed 2015-08-27
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The registrant had 54,370,425 shares of common stock, par value $0.001, outstanding as of August 24, 2015.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22
Signatures	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our plan to continue to offer products that leverage our brand and capitalize on our goodwill; the impact, if any, of recently issued accounting standards on our consolidated financial statements; our ability to integrate acquired businesses in a successful manner; our accessories division’s ability to continue to launch high-quality, innovative products; the valuation of assets acquired and liabilities assumed in acquisitions; estimates of fair value, the potential for recasting amounts allocated to goodwill, and the deductibility of goodwill; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings within the next 12 months; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; expectations regarding insurance reimbursements; the amount of environmental and other reserves; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015, filed with the Securities and Exchange Commission, or the SEC, on June 22, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2015	April 30, 2015
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,417	$42,222
Accounts receivable, net of allowance for doubtful accounts of $737 on July 31, 2015 and $722 on April 30, 2015	51,535	55,280
Inventories	90,086	76,895
Prepaid expenses and other current assets	9,815	6,306
Deferred income taxes	16,373	16,373
Total current assets	223,226	197,076
Property, plant, and equipment, net	134,184	133,844
Intangibles, net	70,536	73,768
Goodwill	76,057	75,426
Other assets	10,092	10,811
	$514,095	$490,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,952	$32,360
Accrued expenses	16,212	19,021
Accrued payroll	9,366	7,556
Accrued income taxes	4,893	4,224
Accrued taxes other than income	3,286	5,281
Accrued profit sharing	7,912	6,165
Accrued warranty	6,158	6,404
Current portion of notes payable	6,300	—
Total current liabilities	89,079	81,011
Deferred income taxes	33,453	33,905
Notes payable, net of current portion	170,747	170,933
Other non-current liabilities	10,818	10,706
Total liabilities	304,097	296,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 69,931,033 shares issued and 54,368,411 shares outstanding on July 31, 2015 and 69,625,081 shares issued and 54,062,459 shares outstanding on April 30, 2015	70	70
Additional paid-in capital	220,530	219,198
Retained earnings	161,764	147,352
Accumulated other comprehensive (loss)/income	(43)	73
Treasury stock, at cost (15,562,622 shares on July 31, 2015 and April 30, 2015)	(172,323)	(172,323)
Total stockholders’ equity	209,998	194,370
	$514,095	$490,925

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2015	2014
	(In thousands, except per share data)
Net sales	$147,763	$131,869
Cost of sales	88,893	82,751
Gross profit	58,870	49,118
Operating expenses:
Research and development	2,396	1,457
Selling and marketing	9,219	7,947
General and administrative	17,438	14,039
Total operating expenses	29,053	23,443
Operating income	29,817	25,675
Other (expense)/income:
Other (expense)/income, net	(6)	(6)
Interest income	51	24
Interest expense	(7,251)	(1,984)
Total other (expense)/income, net	(7,206)	(1,966)
Income from operations before income taxes	22,611	23,709
Income tax expense	8,199	9,153
Net income	14,412	14,556
Comprehensive income:
Fair market value adjustment of interest rate swap	(181)	—
Other comprehensive loss, before income taxes	(181)	—
Income tax benefit on other comprehensive income	65	—
Other comprehensive loss, net of tax	(116)	—
Comprehensive income	$14,296	$14,556
Net income per share:
Basic	$0.27	$0.27
Diluted	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	54,218	54,829
Diluted	55,477	56,145

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity
Balance at April 30, 2015	69,625	$70	$219,198	$147,352	$73	15,563	$(172,323)	$194,370
Proceeds from exercise of employee stock options	133	—	634	—	—	—	—	634
Stock-based compensation	—	—	1,545	—	—	—	—	1,545
Excess tax benefit for stock-based compensation	—	—	814	—	—	—	—	814
Fair market value adjustment of interest rate swap, net of tax effect	—	—	—	—	(116)	—	—	(116)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	173	—	(1,661)	—	—	—	—	(1,661)
Net income	—	—	—	14,412	—	—	—	14,412
Balance at July 31, 2015	69,931	$70	$220,530	$161,764	$(43)	15,563	$(172,323)	$209,998

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$14,412	$14,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,030	6,105
Loss/(gain) on sale/disposition of assets	63	(88)
Provision for losses on accounts receivable	15	17
Stock-based compensation expense	1,545	1,579
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	3,730	5,213
Inventories	(13,191)	(11,601)
Prepaid expenses and other current assets	(3,509)	(2,239)
Income tax payable	669	8,752
Accounts payable	2,592	(2,184)
Accrued payroll	1,810	(8,377)
Accrued taxes other than income	(1,995)	(1,019)
Accrued profit sharing	1,747	1,250
Accrued expenses	(2,825)	(1,181)
Accrued warranty	(246)	(353)
Other assets	698	(110)
Other non-current liabilities	80	460
Net cash provided by operating activities	16,625	10,780
Cash flows from investing activities:
Payments for the net assets of Tri-Town Precision Plastics, Inc.	—	(24,095)
Refunds of deposits on machinery and equipment	835	—
Receipts from note receivable	21	21
Payments to acquire patents and software	(66)	(34)
Payments to acquire property and equipment	(7,940)	(14,588)
Net cash used in investing activities	(7,150)	(38,696)
Cash flows from financing activities:
Proceeds from loans and notes payable	105,000	75,000
Cash paid for debt issuance costs	(918)	(2,337)
Payments on capital lease obligation	(149)	(150)
Payments on notes payable	(100,000)	—
Payments to acquire treasury stock	—	(30,040)
Proceeds from exercise of options to acquire common stock	634	424
Payroll taxes paid as a result of restricted stock unit withholdings	(1,661)	(444)
Excess tax benefit of stock-based compensation	814	61
Net cash provided by financing activities	3,720	42,514
Net increase in cash and cash equivalents	13,195	14,598
Cash and cash equivalents, beginning of period	42,222	68,860
Cash and cash equivalents, end of period	$55,417	$83,458
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,253	$3,010
Income taxes	6,816	639

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. Beginning in 2015, we are now also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson®, M&P®, Thompson/Center ArmsTM, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Frankford Arsenal®, Lockdown® Vault Accessories, Hooyman SawsTM, BOG-POD®, and Golden Rod® Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut, and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 163 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

On May 5, 2014, we acquired substantially all of the net assets of Tri-Town Precision Plastics, Inc., or TTPP, which we refer to as the DRP Acquisition. On December 11, 2014, we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI, which we refer to as the BTI Acquisition. See Note 3 – Acquisitions below for more information regarding these transactions. These acquisitions have been accounted for in accordance with ASC 805-20, Business Combinations, and, accordingly, the results of operations from the acquired businesses have been included in our consolidated financial statements following the acquisition dates.

(2) Basis of Presentation:

Interim Financial Information – The consolidated balance sheet as of July 31, 2015, the consolidated statements of income and comprehensive income for the three months ended July 31, 2015 and 2014, the consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2015, and the consolidated statements of cash flows for the three months ended July 31, 2015 and 2014 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2015 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2015 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. The results of operations for the three months ended July 31, 2015 may not be indicative of the results that may be expected for the year ending April 30, 2016, or any other period.

Recently Issued Accounting Standards – In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015 and require retrospective application. We elected to early adopt ASU 2015-03. Accordingly, unamortized debt issuance costs of $3.0 million and $4.1 million as of July 31, 2015 and April 30, 2015, respectively, which were previously included in other assets, are included in notes payable in the accompanying consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. Early adoption is not permitted. We are currently evaluating the impact, if any, that ASU 2014-09 will have on our consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact, if any, that ASU 2015-11 will have on our consolidated financial statements.

(3) Acquisitions:

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

BTI Acquisition

On December 11, 2014, we acquired all of the issued and outstanding stock of BTI for $130.5 million, plus a $3.1 million working capital adjustment, for a total purchase price of $133.6 million, pursuant to a Stock Purchase and Sale Agreement. The BTI Acquisition was financed using a combination of existing cash balances and cash from a $100.0 million draw on our line of credit.

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

We are finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the fair values set forth below are subject to further adjustments as we obtain additional information during the measurement period, which will not exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. During the three months ended July 31, 2015, goodwill was increased by $631,000 primarily as a result of changes in estimates in the fair values of acquired intangible assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

The following table summarizes the estimated allocation of the purchase price for BTI at the acquisition date, which includes the net assets from the Hooyman acquisition, as well as measurement period adjustments to date (in thousands):

	December 11, 2014	Measurement
	(As Initially	Period	December 11, 2014
	Reported)	Adjustments	(As Adjusted)

Cash	$24	$—	$24
Accounts receivable	7,873	3	7,876
Inventories	12,819	107	12,926
Income tax receivable	393	(279)	114
Other current assets	563	—	563
Property, plant, and equipment	2,826	(318)	2,508
Intangibles	73,550	(1,000)	72,550
Goodwill	62,142	143	62,285
Total assets acquired	160,190	(1,344)	158,846
Accounts payable	1,647	2	1,649
Accrued expenses	326	16	342
Accrued payroll	904	—	904
Accrued taxes other than income	9	—	9
Deferred income taxes	21,128	(647)	20,481
Total liabilities assumed	24,014	(629)	23,385
	$136,176	$(715)	$135,461

We recorded $1.7 million of acquisition-related costs during fiscal 2015 related to the BTI Acquisition.

The goodwill that was recorded relating to the BTI Acquisition resulted from our ability to expand our presence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands. Previously acquired goodwill of $12.0 million will be deductible for tax purposes over its remaining useful life. The remaining goodwill recorded as a result of the BTI Acquisition is not expected to be deductible for tax purposes. All of the goodwill recorded as result of the BTI Acquisition has been allocated to our accessories segment.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that were acquired. We amortize order backlog over the contract lives as they are executed. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
		Life
	Amount	(In years)
Developed technology	$16,430	4.3
Customer relationships	25,280	4.4
Trade names	30,740	5.4
Order backlog	100	0.3
	$72,550

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2014 (in thousands, except per share data):

For the Three
Months Ended
July 31, 2014
Net sales	$142,130
Income from operations	11,165
Income per share - diluted	0.20

The unaudited pro forma income from operations for the three months ended July 31, 2014 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisition had occurred on May 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2014 or the results that may be achieved in future periods.

(4) Notes Payable:

Credit Facilities – On June 15, 2015, we entered into a new unsecured credit facility with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, pursuant to a new credit agreement, or the Credit Agreement. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes, and borrowings bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of July 31, 2015, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.94% to 2.04% per annum if we had selected the LIBOR rate option. The Term Loan, which bears variable interest at rates calculated in the same manner as the Revolving Line, or 1.9384% based on the one-month LIBOR rate at July 31, 2015, was entered into for the purpose of redeeming the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, paid quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, our 5.875% Senior Notes were redeemed for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. In connection with the redemption, we expensed $1.7 million of unamortized debt-issuance costs related to our 5.875% Senior Notes, which is included in interest expense in the accompanying consolidated statements of income and comprehensive income. We incurred $918,000 of debt issuance costs related to our new credit facility, which are included in notes payable in the accompanying consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement that covered 100% of the $105.0 million of floating rate debt, which expires on June 15, 2020. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio as of July 31, 2015, effectively fixed our interest rate on the Term Loan at 3.31%, which is subject to change based on changes in our consolidated leverage ratio.

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of July 31, 2015, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2015 was a liability of $181,000 and was included in other long-term liabilities on our consolidated balance sheet; we do not expect the interest rate swap to have any material effect on earnings within the next 12 months. Subsequent to executing our interest rate swap, the effective interest rate of our Term Loan was 3.31% as of July 31, 2015.

5.000% Senior Notes – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 5.000% Senior Notes.

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

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At July 31, 2015, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

(5) Fair Value Measurement:

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $55.4 million and $42.2 million as of July 31, 2015 and April 30, 2015, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our 5.000% Senior Notes and the Term Loan as of July 31, 2015 approximates fair value in considering Level 2 inputs within the hierarchy. The fair value of the interest rate swap of $181,000 as of July 31, 2015 was estimated by a third party using inputs that are observable or that can be corroborated by observable market data such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

(6) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of July 31, 2015 and April 30, 2015 (in thousands):

	July 31, 2015	April 30, 2015
Finished goods	$42,467	$28,240
Finished parts	34,152	34,269
Work in process	7,406	7,492
Raw material	6,061	6,894
Total inventories	$90,086	$76,895

(7) Intangible Assets:

The following table presents a summary of intangible assets as of July 31, 2015 and April 30, 2015 (in thousands):

	July 31, 2015			April 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$27,860	$(2,813)	$25,047	$28,260	$(1,633)	$26,627
Developed technology	16,430	(1,327)	15,103	16,630	(1,014)	15,616
Patents, trademarks, and tradenames	35,804	(5,959)	29,845	36,380	(5,303)	31,077
	80,094	(10,099)	69,995	81,270	(7,950)	73,320
Patents in progress	541	—	541	448	—	448
	$80,635	$(10,099)	$70,536	$81,718	$(7,950)	$73,768

Intangible assets with determinable lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be recoverable.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

Intangible assets with determinable lives are being amortized over a weighted-average period of approximately six years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and tradenames. Amortization expense, excluding amortization of deferred financing costs, amounted to $2.2 million and $161,000 for the three months ended July 31, 2015 and 2014, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2016 and succeeding fiscal years is as follows:

Fiscal	Amount
2016	$8,446
2017	10,480
2018	9,735
2019	8,547
2020	7,399
Thereafter	25,388
Total	$69,995

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2015. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended July 31, 2015, and therefore intangible assets were not tested for impairment.

(8) Stockholders’ Equity:

Treasury Stock

During the three months ended July 31, 2015, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of July 31, 2015, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2015			2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$14,412	54,218	$0.27	$14,556	54,829	$0.27
Effect of dilutive stock awards	—	1,259	(0.01)	—	1,316	(0.01)
Diluted earnings	$14,412	55,477	$0.26	$14,556	56,145	$0.26

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2015. For the three months ended July 31, 2014, there were 5,305 shares of common stock issuable under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

The number of shares and weighted average exercise prices of options for the three months ended July 31, 2015 and 2014 were as follows:

	For the Three Months Ended July 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	1,879,630	$6.37	2,258,349	$6.15
Exercised during the period	(132,599)	4.78	(99,554)	4.25
Options outstanding, end of period	1,747,031	$6.49	2,158,795	$6.24
Weighted average remaining contractual life	5.04 years		5.82 years
Options exercisable, end of period	1,745,865	$6.48	1,892,631	$6.23
Weighted average remaining contractual life	5.04 years		5.60 years

The aggregate intrinsic value of outstanding stock options as of July 31, 2015 and 2014 was $17.0 million and $13.8 million, respectively. The aggregate intrinsic value of outstanding stock options that were exercisable as of July 31, 2015 and 2014 was $17.0 million and $12.2 million, respectively. The aggregate intrinsic value of the stock options exercised for the three months ended July 31, 2015 and 2014 was $1.4 million and $1.0 million, respectively. At July 31, 2015, unrecognized compensation costs related to our outstanding options was not material.

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.5 million and $1.6 million for the three months ended July 31, 2015 and 2014, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs with market conditions to our executive officers and we grant PSUs without market conditions to certain other employees who are not executive officers. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation (using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions and dividend yield variables).

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For the fiscal 2014 and 2013 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2015 PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2015 PSUs equal to six times the grant-date value of each award.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

In certain circumstances beginning with the fiscal 2015 RSUs and PSUs, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the three months ended July 31, 2015, we granted 163,984 service-based RSUs and 5,379 PSUs without market conditions to non-executive officer employees. In addition, in connection with a 2012 grant, we vested 104,000 market-condition PSUs (i.e., the target amount granted), which achieved 173.3% of the maximum award possible resulting in awards totaling 180,231 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $1.4 million for the three months ended July 31, 2015. During the three months ended July 31, 2015, we cancelled 46,663 service-based RSUs and 19,250 market-condition PSUs as a result of the service period condition not being met. We delivered 274,143 shares of common stock to employees during the three months ended July 31, 2015 under vested RSUs and PSUs with a total market value of $4.5 million.

During the three months ended July 31, 2014, we granted 164,600 service-based RSUs, including 159,600 RSUs to non-executive officer employees and 5,000 RSUs to one of our directors.  Compensation expense recognized related to grants of RSUs and PSUs was $1.3 million for the three months ended July 31, 2014. We cancelled 3,699 service-based RSUs as a result of the service period condition not being met and delivered 117,004 shares of common stock to employees under vested RSUs and PSUs with a total market value of $1.6 million during the three months ended July 31, 2014.

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2015 and 2014 is as follows:

	For the Three Months Ended July 31,
	2015		2014
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,190,879	$12.45	1,015,475	$10.56
Awarded	245,594	14.27	164,600	13.00
Vested	(274,143)	10.53	(117,004)	10.76
Forfeited	(65,913)	10.16	(3,699)	10.98
RSUs and PSUs outstanding, end of period	1,096,417	$13.36	1,059,372	$11.93

As of July 31, 2015, there was $8.1 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

(9) Commitments and Contingencies:

Litigation

We are a defendant in seven product liability cases and are aware of approximately eight other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the Three Months Ended July 31, 2015 and 2014

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

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amounts due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets. On July 30, 2015, we entered into an agreement for a $1.8 million insurance recovery as a result of an insurance settlement agreement for partial reimbursement of defense costs we incurred in prior fiscal years related to our resolved government investigation. Subsequent to July 31, 2015, we received the full amount of the insurance recovery mentioned above.

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

As of July 31, 2015 and April 30, 2015, respectively, we had recorded a $675,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2015 and 2014

On May 5, 2014, we acquired substantially all of the net assets of TTPP. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $1.4 million remains available. A portion of the escrow will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. It is not presently possible to estimate the ultimate amount of all remediation costs and potential uses of the escrow. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

(10) Segment Information:

The firearms segment consists of products and services manufactured and sold from our Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut facilities, which includes firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The accessories segment consists of hunting and shooting accessories developed and marketed from our Columbia, Missouri facility. Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearms segment as of July 31, 2015 were $362.0 million. Included in the assets of our firearms segment are intangible assets totaling $3.4 million; property, plant, and equipment totaling $131.7 million; and goodwill totaling $13.8 million. Total assets for our accessories segment as of July 31, 2015 were $152.1 million. Included in the assets of the accessories segment are intangible assets totaling $67.1 million; property, plant, and equipment totaling $2.5 million; and goodwill totaling $62.3 million.

Results by business segment are presented in the following table for the three months ended July 31, 2015 (in thousands):

	For the Three Months Ended July 31, 2015 (a)
	Firearms (b)	Accessories (b)		Total
Net sales	$134,431	$13,332		$147,763
Cost of sales	82,378	6,515		88,893
Gross margin	52,053	6,817		58,870
Operating income	28,917	900	(c)	29,817
Income tax expense	7,988	211		8,199

_________________

(a) We operated under one segment in the three month period ended July 31, 2014; thus, no comparative segment information is presented.

(b) We allocate all of corporate overhead expenses, such as general and administrative expenses and other corporate-level expenses, to both our firearm and accessories segments.

(c) Amount is net of $2.0 million of amortization of intangible assets identified as a result of the BTI Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

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

First Quarter Fiscal 2016 Highlights

Total net sales for the three months ended July 31, 2015 were $147.8 million, an increase of $15.9 million, or 12.1%, from net sales of $131.9 million for the three months ended July 31, 2014. Net sales for our firearms division increased by 1.9% to $134.4 million from the comparable quarter last year. Although handgun unit shipments increased, our handgun revenue declined $2.9 million, or 2.8%, from the comparable quarter last year, primarily as a result of changes in our production mix and increased shipments of promotional products that negatively impacted our average selling price, reduced shipments in our professional channel, and reduced revenue for our small frame revolvers and larger frame polymer pistols, partially offset by higher revenue for our small concealed carry M&P branded polymer pistols. Long gun revenue increased $4.7 million, or 27.9%, over the comparable quarter last year, primarily because of increased demand and promotional product discounts on certain of our lower price point modern sporting rifles and bolt action hunting rifles. Our accessories division generated $13.3 million of net sales, or 9.0% of total net sales, for the three months ended July 31, 2015, versus no sales in the comparable quarter last year because of the timing of the BTI Acquisition.

Gross profit as a percentage of net sales was 39.8% for the three months ended July 31, 2015 compared with gross margin of 37.2% for the three months ended July 31, 2014, primarily as a result of favorable gross margins from our accessories division; increased production volumes in our firearms division that improved fixed-cost absorption; and lower manufacturing spending relative to revenue in our firearms division. The favorable impacts to gross margin were partially offset by the increased promotional product discounts in our firearms division mentioned above. The BTI Acquisition favorably impacted total company gross margin by 1.1 percentage points.

Net income for the three months ended July 31, 2015 was $14.4 million, or $0.26 per fully diluted share, compared with net income of $14.6 million, or $0.26 per fully diluted share, for the three months ended July 31, 2014. The increased revenue and favorable fixed-cost absorption mentioned above were offset by $2.9 million of bond call premium and $1.7 million of unamortized debt issuance costs, which were recorded to interest expense in connection with the retirement of our entire $100.0 million of 5.875% Senior Notes during the three months ended July 31, 2015. We also recorded $2.0 million of intangible amortization expense as a result of the BTI Acquisition. The bond call premium, debt issuance costs, and additional intangible amortization expense, net of tax, had a combined $0.08 negative impact on net income per share for the three months ended July 31, 2015. We also recorded a $1.8 million insurance recovery during the three months ended July 31, 2015 related to the partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter, which, net of tax, had a $0.02 favorable impact on net income per share.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Handguns	$100,694	$103,568	$(2,874)	-2.8%
Long Guns	21,332	16,678	4,654	27.9%
Other Products & Services	12,405	11,623	782	6.7%
Total Firearms Division	134,431	131,869	2,562	1.9%
Accessories Division	13,332	—	13,332	N/A
Total Net Sales	$147,763	$131,869	$15,894	12.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Sporting Goods Distribution Channel	$116,352	$107,559	$8,793	8.2%
Professional Channel	13,623	19,953	(6,330)	-31.7%
Other Products & Services	4,456	4,357	99	2.3%
Total Firearms Division	134,431	131,869	2,562	1.9%
Accessories Division	13,332	—	13,332	N/A
Total Net Sales	$147,763	$131,869	$15,894	12.1%

We include domestic handgun, long gun, parts, and Thompson/Center accessories revenue in our sporting goods distribution channel, and our professional channel includes international and law enforcement handgun, long gun, and handcuff revenue. We include specialty services and plastic injection molding revenue in other products and services. Accessories division net sales for the three months ended July 31, 2015 were $11.8 million and $1.5 million, respectively, into our sporting goods distribution channel and our professional channel.

Net sales in our firearms division for the three-month period ended July 31, 2015 increased 1.9% from the comparable quarter last year. Our handgun product revenue decreased $2.9 million, or 2.8%, from the comparable quarter last year, primarily because of the changes in production mix and increased shipments of promotional products that negatively impacted our average selling price, reduced shipments in our professional channel, and reduced revenue from our larger frame M&P branded polymer pistols and small frame revolvers, partially offset by increased revenue for our small concealed carry polymer pistols. Revenue for our long guns increased $4.7 million, or 27.9%, from the prior year comparable quarter as a result of increased demand and promotional product discounts on certain of our lower price point modern sporting rifles and bolt action hunting rifles. Other products and services revenue increased by 6.7% from the comparable quarter last year, primarily because of increased Thompson/Center accessories revenue as a result of promotional activity. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 13.3% of firearm revenue for the three months ended July 31, 2015. Net sales in our accessories division represented 9.0% of total net sales for the three months ended July 31, 2015.

The following table sets forth certain information regarding units shipped by trade channel for the three months ended July 31, 2015 and 2014 (units in thousands):

Total Units Shipped	2015	2014	$ Change	% Change
Handguns	327	320	7	2.2%
Long Guns	51	39	12	30.8%

Sporting Goods Distribution Channel Units Shipped	2015	2014	$ Change	% Change
Handguns	295	274	21	7.7%
Long Guns	48	33	15	45.5%

Professional Channel Units Shipped	2015	2014	$ Change	% Change
Handguns	32	46	(14)	-30.4%
Long Guns	3	6	(3)	-50.0%

Our handgun unit shipments in the consumer channel increased 7.7% over the prior year comparable quarter, primarily because of strong shipments of our small concealed carry polymer pistols, such as the M&P ShieldTM. Our long gun unit shipments in the consumer channel increased 45.5% over the comparable quarter last year, primarily driven by increased demand and successful promotions on two key products – our lower price point M&P Sport rifle and the Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments decreased from the prior year comparable quarter, which resulted from contract delays related to law enforcement agreements as well as lower international shipments to Canada and Thailand as the result of delayed export licenses.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Cost of sales	$88,893	$82,751	$6,142	7.4%
% of net sales	60.2%	62.8%
Gross profit	$58,870	$49,118	$9,752	19.9%
% of net sales	39.8%	37.2%

Firearms Division	2015	2014	$ Change	% Change
Cost of sales	$82,378	$82,751	$(373)	-0.5%
% of net sales	61.3%	62.8%
Gross profit	$52,053	$49,118	$2,935	6.0%
% of net sales	38.7%	37.2%

Accessories Division	2015	2014	$ Change	% Change
Cost of sales	$6,515	$—	$6,515	N/A
% of net sales	48.9%	—
Gross profit	$6,817	$—	$6,817	N/A
% of net sales	51.1%	—

Gross margin for the three months ended July 31, 2015 increased by 2.6 percentage points from the comparable quarter last year, primarily because increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 2.2 percentage point favorable impact. Lower manufacturing spending relative to revenue resulted in a 0.8 percentage point favorable impact, while inventory reserve adjustments resulted in a 0.4 percentage point favorable impact to gross margin. These favorable impacts were partially offset by additional promotional product discounts that yielded a 2.2 percentage point reduction to gross margin. Gross profit for our accessories division favorably impacted total company gross margin by 1.1 percentage points for the three months ended July 31, 2015.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Research and development	$2,396	$1,457	$939	64.4%
Selling and marketing	9,219	7,947	1,272	16.0%
General and administrative	17,438	14,039	3,399	24.2%
Total operating expenses	$29,053	$23,443	$5,610	23.9%
% of net sales	19.7%	17.8%

Firearms Division	2015	2014	$ Change	% Change
Research and development	$2,012	$1,457	$555	38.1%
Selling and marketing	7,662	7,947	(285)	-3.6%
General and administrative	13,460	14,039	(579)	-4.1%
Total operating expenses	$23,134	$23,443	$(309)	-1.3%
% of net sales	17.2%	17.8%

Accessories Division	2015	2014	$ Change	% Change
Research and development	$384	$—	$384	N/A
Selling and marketing	1,557	—	1,557	N/A
General and administrative	3,978	—	3,978	N/A
Total operating expenses	$5,919	$—	$5,919	N/A
% of net sales	44.4%	—

In our firearms division, research and development expenses increased $555,000 from the comparable quarter last year, primarily because of increased management incentive accruals as well as increased depreciation expense. Selling and marketing expenses decreased $285,000 from the comparable quarter last year, primarily from reduced timing-related co-op advertising expense. General and administrative costs decreased $579,000 from the comparable quarter last year, primarily as a result of recording a $1.8 million insurance recovery during the three months ended July 31, 2015 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter, partially offset by a $1.7 million increase in management incentive accruals. General and administrative expenses for our accessories division included $2.0 million of intangible amortization expense during the three months ended July 31, 2015 as a result of the BTI Acquisition.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Operating income	$29,817	$25,675	$4,142	16.1%
% of net sales	20.2%	19.5%

Firearms Division	2015	2014	$ Change	% Change
Operating income	$28,917	$25,675	$3,242	12.6%
% of net sales	21.5%	19.5%

Accessories Division	2015	2014	$ Change	% Change
Operating income	$900	$—	$900	N/A
% of net sales	6.8%	—

Operating income for the three months ended July 31, 2015 increased $4.1 million compared with the comparable quarter last year, primarily because of higher production volumes of our modern sporting rifles and concealed carry M&P branded polymer pistols and the related operating profit impacts from lower manufacturing spending relative to revenue, favorable manufacturing fixed-cost absorption from increased production, lower general and administrative expenses as a result of recording an insurance recoverable for partial defense costs on a previously resolved matter, partially offset by increased promotional product discounts and additional intangible amortization recorded as a result of the BTI Acquisition.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Interest expense	$7,251	$1,984	$5,267	265.5%

Interest expense increased by $5.3 million primarily as a result of $2.9 million of bond call premium and $1.7 million of unamortized debt issuance write off costs, which were expensed in connection with the retirement of the then-outstanding 5.875% Senior Notes during the three months ended July 31, 2015.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Income tax expense	$8,199	$9,153	$(954)	-10.4%

The effective tax rate for the three months ended July 31, 2015 was 36.3% compared with 38.6% for the three months ended July 31, 2014.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change
Net income	$14,412	$14,556	$(144)	-1.0%
Net income per share
Basic	$0.27	$0.27	$—	0.0%
Diluted	$0.26	$0.26	$—	0.0%

Net income for the three months ended July 31, 2015 decreased $144,000 from the comparable quarter last year primarily because of increased interest expense as a result of retiring our 5.875% Senior Notes as well as intangible amortization expense recorded as a result of the BTI Acquisition, which, combined, negatively impacted results by $0.08. These negative impacts were partially offset by higher production volumes, which improved fixed-cost absorption, the insurance reimbursement of partial defense costs on a previously resolved matter, which had a $0.02 favorable impact on net income per share, and the BTI Acquisition, which had a $0.01 favorable impact on net income per share.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures in fiscal 2016 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the three months ended July 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Operating activities	$16,625	$10,780	$5,845	54.2%
Investing activities	(7,150)	(38,696)	31,546	81.5%
Financing activities	3,720	42,514	(38,794)	(91.2)%
Total cash flow	$13,195	$14,598	$(1,403)	(9.6)%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the three months ended July 31, 2015, we generated $16.6 million in cash from operating activities compared with $10.8 million for the three months ended July 31, 2014. Cash generated by operating activities for the three months ended July 31, 2015 was favorably impacted by increased net income before depreciation and amortization, lower income tax payments, and increased accounts payable, partially offset by increased inventory and lower accounts receivable due to the timing of customer payments.

Investing Activities

Cash used in investing activities was lower by $31.5 million for the three months ended July 31, 2015 compared with the three months ended July 31, 2014, primarily because of the $23.8 million payment to acquire substantially all of the net assets of TTPP in the prior fiscal year. We also recorded capital spending of $7.9 million during the three months ended July 31, 2015, a reduction of $6.6 million compared with the comparable prior quarter. We currently expect to spend approximately $50.0 million on capital expenditures in fiscal 2016, an increase of approximately $21.8 million from the $28.2 million spent in fiscal 2015. As noted above, major capital expenditures in fiscal 2016 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $3.7 million for the three months ended July 31, 2015 compared with cash provided by financing activities of $42.5 million for the three months ended July 31, 2014. Cash provided by financing activities was primarily impacted by $105.0 million of borrowings on our new Term Loan that was used to retire the entire $100.0 million outstanding principal balance of 5.875% Senior Notes during the three months ended July 31, 2015. We also paid $918,000 of debt issuance costs related to the Credit Agreement as discussed below. Cash provided by financing activities in the comparable quarter last year resulted from $75.0 million in proceeds from our 5.000% Senior Notes, partially offset by the $30.0 million stock repurchase program that we completed during the three months ended July 31, 2014.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line as of July 31, 2015. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 4 – Notes Payable in the notes to the consolidated financial statements for additional information regarding the new credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2015.

On June 18, 2015, we entered into an interest rate swap agreement covering $105.0 million of floating rate debt under the Term Loan, which expires on June 15, 2020. The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $181,000 as of July 31, 2015. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of July 31, 2015, effectively fixed our interest rate on the Term Loan at 3.31%, which is subject to change based on changes in our consolidated leverage ratio. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During the three months ended July 31, 2015, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of July 31, 2015, we made no purchases under this stock repurchase program.

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

As of July 31, 2015, we had $55.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2015, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. On June 15, 2015, we entered into the Credit Agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020 and have variable interest rates. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of July 31, 2015, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The aggregate notional amount of our outstanding interest rate swap was $105.0 million and the aggregate net fair value was $181,000 as of July 31, 2015. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. Subsequent to executing our interest rate swap, the effective interest rate of our Term Loan was 3.31% as of July 31, 2015.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of July 31, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2015, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 9 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2015, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of July 31, 2015, we made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: August 27, 2015	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: August 27, 2015	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

10.106(a)	First Amendment to Master Letter of Credit Agreement, dated as of June 15, 2015, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp. (1)

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document
________
(1)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.