Form 10-Q
period 2015-10-31
SMITH & WESSON HOLDING CORP
filed 2015-12-08
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The registrant had 54,558,379 shares of common stock, par value $0.001, outstanding as of December 4, 2015.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	31
Signatures	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our plan to continue to capitalize on our goodwill by expanding consumer awareness of the products we produce; the impact, if any, of recently issued accounting standards on our consolidated financial statements; our ability to integrate acquired businesses in a successful manner; our accessories division’s ability to continue to launch high-quality, innovative products; the valuation of assets acquired and liabilities assumed in acquisitions; estimates of fair value, the potential for recasting amounts allocated to goodwill, and the deductibility of goodwill; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; the amount of environmental and other reserves; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015, filed with the Securities and Exchange Commission, or the SEC, on June 22, 2015.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2015	April 30, 2015
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,064	$42,222
Accounts receivable, net of allowance for doubtful accounts of $669 on October 31, 2015 and $722 on April 30, 2015	50,153	55,280
Inventories	100,897	76,895
Prepaid expenses and other current assets	6,893	6,306
Deferred income taxes	16,373	16,373
Income tax receivable	6,476	—
Total current assets	234,856	197,076
Property, plant, and equipment, net	138,396	133,844
Intangibles, net	67,803	73,768
Goodwill	76,057	75,426
Other assets	6,704	10,811
	$523,816	$490,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,338	$32,360
Accrued expenses	20,707	19,021
Accrued payroll	13,428	7,556
Accrued income taxes	—	4,224
Accrued taxes other than income	4,599	5,281
Accrued profit sharing	3,652	6,165
Accrued warranty	6,220	6,404
Current portion of notes payable	6,300	—
Total current liabilities	86,244	81,011
Deferred income taxes	33,341	33,905
Notes payable, net of current portion and debt issuance costs	169,282	170,933
Other non-current liabilities	9,618	10,706
Total liabilities	298,485	296,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 70,118,491 shares issued and 54,555,869 shares outstanding on October 31, 2015 and 69,625,081 shares issued and 54,062,459 shares outstanding on April 30, 2015	70	70
Additional paid-in capital	223,587	219,198
Retained earnings	174,230	147,352
Accumulated other comprehensive (loss)/income	(233)	73
Treasury stock, at cost (15,562,622 shares on October 31, 2015 and April 30, 2015)	(172,323)	(172,323)
Total stockholders’ equity	225,331	194,370
	$523,816	$490,925

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net sales	$143,242	$108,446	$291,005	$240,315
Cost of sales	87,027	73,606	175,920	156,357
Gross profit	56,215	34,840	115,085	83,958
Operating expenses:
Research and development	2,695	1,473	5,091	2,929
Selling and marketing	12,536	8,850	21,754	16,797
General and administrative	19,202	13,743	36,640	27,783
Total operating expenses	34,433	24,066	63,485	47,509
Operating income	21,782	10,774	51,600	36,449
Other (expense)/income:
Other (expense)/income, net	(5)	(11)	(12)	(17)
Interest income	27	20	77	44
Interest expense	(2,323)	(2,914)	(9,573)	(4,898)
Total other (expense)/income, net	(2,301)	(2,905)	(9,508)	(4,871)
Income before income taxes	19,481	7,869	42,092	31,578
Income tax expense	7,015	2,819	15,214	11,972
Net income	12,466	5,050	26,878	19,606
Comprehensive income:
Change in unrealized loss on interest rate swap	(302)	—	(483)	—
Other comprehensive loss, before income taxes	(302)	—	(483)	—
Income tax benefit on other comprehensive loss	112	—	177	—
Other comprehensive loss, net of tax	(190)	—	(306)	—
Comprehensive income	$12,276	$5,050	$26,572	$19,606
Net income per share:
Basic	$0.23	$0.09	$0.49	$0.36
Diluted	$0.22	$0.09	$0.48	$0.35
Weighted average number of common shares outstanding:
Basic	54,447	53,545	54,333	54,188
Diluted	55,668	54,651	55,621	55,435

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity
Balance at April 30, 2015	69,625	$70	$219,198	$147,352	$73	15,563	$(172,323)	$194,370
Proceeds from exercise of employee stock options	183	—	988	—	—	—	—	988
Stock-based compensation	—	—	3,247	—	—	—	—	3,247
Excess tax benefit for stock-based compensation	—	—	1,074	—	—	—	—	1,074
Shares issued under employee stock purchase plan	92	—	770	—	—	—	—	770
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(306)	—	—	(306)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	219	—	(1,690)	—	—	—	—	(1,690)
Net income	—	—	—	26,878	—	—	—	26,878
Balance at October 31, 2015	70,119	$70	$223,587	$174,230	$(233)	15,563	$(172,323)	$225,331

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$26,878	$19,606
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	21,066	12,983
Loss/(gain) on sale/disposition of assets	19	(86)
Provision for/(recoveries on) losses on accounts receivable	(72)	230
Stock-based compensation expense	3,247	2,801
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	5,199	6,873
Inventories	(24,002)	(9,622)
Prepaid expenses and other current assets	(587)	(2,786)
Income tax payable	(10,700)	397
Accounts payable	(1,022)	(14,206)
Accrued payroll	5,872	(9,012)
Accrued taxes other than income	(682)	(988)
Accrued profit sharing	(2,513)	(8,560)
Accrued expenses	1,671	(1,058)
Accrued warranty	(184)	(459)
Other assets	(156)	(137)
Other non-current liabilities	(1,273)	596
Net cash provided by/(used in) operating activities	22,761	(3,428)
Cash flows from investing activities:
Payments for the net assets of Tri-Town Precision Plastics, Inc.	—	(24,095)
Refunds of deposits on machinery and equipment	4,222	1,204
Receipts from note receivable	41	40
Payments to acquire patents and software	(136)	(84)
Proceeds from sale of property and equipment	61	225
Payments to acquire property and equipment	(18,352)	(21,200)
Net cash used in investing activities	(14,164)	(43,910)
Cash flows from financing activities:
Proceeds from loans and notes payable	105,000	75,000
Cash paid for debt issuance costs	(1,024)	(2,333)
Payments on capital lease obligation	(298)	(298)
Payments on notes payable	(101,575)	—
Payments to acquire treasury stock	—	(30,040)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,758	1,432
Payroll taxes paid as a result of restricted stock unit withholdings	(1,690)	(1,107)
Excess tax benefit of stock-based compensation	1,074	197
Net cash provided by financing activities	3,245	42,851
Net increase/(decrease) in cash and cash equivalents	11,842	(4,487)
Cash and cash equivalents, beginning of period	42,222	68,860
Cash and cash equivalents, end of period	$54,064	$64,373
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$9,271	$3,106
Income taxes	24,936	11,682

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

(1) Organization:

We are one of the world’s leading manufacturers of firearms. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. As a result of an acquisition, we are now also a leading provider of shooting, reloading, gunsmithing, and gun cleaning supplies. We sell our products under the Smith & Wesson®, M&P®, Thompson/Center ArmsTM, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Frankford Arsenal®, Lockdown® Vault Accessories, Hooyman SawsTM, BOG-POD®, and Golden Rod® Moisture Control brands.

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

(2) Basis of Presentation:

Interim Financial Information – The consolidated balance sheet as of October 31, 2015, the consolidated statements of income and comprehensive income for the three and six months ended October 31, 2015 and 2014, the consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2015, and the consolidated statements of cash flows for the six months ended October 31, 2015 and 2014 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2015 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2015 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. The results of operations for the six months ended October 31, 2015 may not be indicative of the results that may be expected for the year ending April 30, 2016, or any other period.

Recently Issued Accounting Standards – In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015 and require retrospective application. We elected to early adopt ASU 2015-03. Accordingly, unamortized debt issuance costs of $4.1 million as of April 30, 2015, which were previously included in other assets, are included in notes payable in the accompanying consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact, if any, that ASU 2014-09 will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact, if any, that ASU 2015-11 will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization, and similar items, if any, resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We elected to early adopt ASU 2015-16. As a result of the early adoption, goodwill was not restated for measurement period adjustments during the three months ended October 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments to this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. In addition, the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact, if any, that ASU 2015-17 will have on our consolidated financial statements.

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

Based in Columbia, Missouri, BTI is a leading provider of hunting and shooting accessories, which develops, produces, and delivers innovative, high-quality products under several brands.

On January 9, 2015, we acquired substantially all of the net assets of Hooyman LLC, a manufacturer of extendable tree saws designed for the hunting and outdoor industry, for $1.9 million utilizing cash on hand, which we refer to as the Hooyman Acquisition. We have relocated its operations to our Columbia, Missouri facility.

The aggregate purchase price of these acquisitions, including the working capital adjustments, was $135.5 million.

We are finalizing the valuation of the assets acquired and liabilities assumed. Therefore, the fair values set forth herein are subject to further adjustments as we obtain additional information during the measurement period, which will not exceed 12 months from the acquisition date. During the six months ended October 31, 2015, goodwill was increased by $631,000 primarily as a result of reductions in estimates in the fair values of acquired intangible assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

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

We recorded $1.7 million of acquisition-related costs during fiscal 2015 related to the BTI Acquisition. There were no acquisition-related costs relating to the BTI Acquisition for the six months ended October 31, 2015 and 2014.

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

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that were acquired. We amortize order backlog over the estimated life during which the backlog is fulfilled. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
		Life
	Amount	(In years)
Developed technology	$16,430	4.3
Customer relationships	25,280	4.4
Trade names	30,740	5.4
Order backlog	100	0.3
	$72,550

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

The following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2014 (in thousands, except per share data):

	For the Three	For the Six
	Months Ended	Months Ended
	October 31, 2014	October 31, 2014
Net sales	$122,895	$265,311
Net income	5,472	17,444
Net income per share - diluted	0.10	0.31

The unaudited pro forma net income for the three and six months ended October 31, 2014 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisition had occurred on May 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2014 or the results that may be achieved in future periods.

(4) Goodwill

The changes in the carrying amount of goodwill for the six month period ended October 31, 2015 by reporting segment are as follows:

	Firearms	Accessories	Total
	Division	Division	Goodwill

Balance as of April 30, 2015	$13,770	$61,656	$75,426
Measurement period adjustments	—	631	631
Balance as of October 31, 2015	$13,770	$62,287	$76,057

Refer to Note 11 – Segment Information below for more detail.

(5) Notes Payable:

Credit Facilities – On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of October 31, 2015, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.94% to 2.07% per annum if we had selected the LIBOR rate option. The Term Loan, which bears variable interest at rates calculated in the same manner as the Revolving Line, or 1.945% based on the one-month LIBOR rate at October 31, 2015, was entered into for the purpose of redeeming the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, we redeemed our 5.875% Senior Notes for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. In connection with the redemption, we expensed $1.7 million of unamortized debt-issuance costs related to our 5.875% Senior Notes, which is included in interest expense in the accompanying consolidated statements of income and comprehensive income. We incurred $1.0 million of debt issuance costs related to our new credit facility, which are included in notes payable in the accompanying consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio as of July 31, 2015, effectively fixed our interest rate on the Term Loan at 3.31%, which is subject to change based on changes in our consolidated leverage ratio.

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2015, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2015 was a liability of $483,000 and was included in other long-term liabilities on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months. As of October 31, 2015, the effective interest rate of our Term Loan was 3.31%.

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

At any time prior to July 15, 2016, we may, at our option (a) upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at a redemption price of 100% of the principal amount of the 5.000% Senior Notes, plus an applicable premium, plus accrued and unpaid interest as of the redemption date; or (b) redeem up to 35% of the aggregate principal amount of the 5.000% Senior Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.000% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest as of the redemption date; provided, that in the case of the foregoing clause, at least 65% of the aggregate original principal amount of the 5.000% Senior Notes remains outstanding, and the redemption occurs within 60 days after the closing of the equity offering. On and after July 15, 2016, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at a redemption price of (a) 102.500% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2016; or (b) 100% of the principal amount of the 5.000% Senior Notes to be redeemed, if redeemed during the 12-month period beginning on July 15, 2017, plus, in either case, accrued and unpaid interest on the 5.000% Senior Notes as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.000% Senior Notes from the holders of the 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.000% Senior Notes mature on July 15, 2018.

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

Letters of Credit – At October 31, 2015, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

(6) Fair Value Measurement:

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $54.1 million and $42.2 million as of October 31, 2015 and April 30, 2015, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets in which trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	quoted prices for identical or similar assets or liabilities in non-active markets (such as corporate and municipal bonds that trade infrequently);
•	inputs other than quoted prices that are observable for substantially the full term of the asset or liability (such as interest rate and currency swaps); and
•	inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as certain securities and derivatives).

The carrying value of our 5.000% Senior Notes and the Term Loan as of October 31, 2015 approximates fair value in considering Level 2 inputs within the hierarchy. The fair value of the interest rate swap of $483,000 as of October 31, 2015 was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of October 31, 2015 and April 30, 2015 (in thousands):

	October 31, 2015	April 30, 2015
Finished goods	$54,736	$28,240
Finished parts	29,507	34,269
Work in process	8,244	7,492
Raw material	8,410	6,894
Total inventories	$100,897	$76,895

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

(8) Intangible Assets:

The following table presents a summary of intangible assets as of October 31, 2015 and April 30, 2015 (in thousands):

	October 31, 2015			April 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$27,860	$(4,006)	$23,854	$28,260	$(1,633)	$26,627
Developed technology	16,430	(1,848)	14,582	16,630	(1,014)	15,616
Patents, trademarks, and tradenames	35,934	(7,062)	28,872	36,380	(5,303)	31,077
	80,224	(12,916)	67,308	81,270	(7,950)	73,320
Patents in progress	495	—	495	448	—	448
	$80,719	$(12,916)	$67,803	$81,718	$(7,950)	$73,768

Intangible assets with determinable lives are amortized over a weighted-average period of approximately six years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and tradenames. Amortization expense, excluding amortization of deferred financing costs, amounted to $2.8 million and $376,000 for the three months ended October 31, 2015 and 2014, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.1 million and $537,000 for the six months ended October 31, 2015 and 2014, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2016 and succeeding fiscal years is as follows:

Fiscal	Amount
2016	$5,634
2017	10,487
2018	9,741
2019	8,554
2020	7,405
Thereafter	25,487
Total	$67,308

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2015. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended October 31, 2015 and therefore intangible assets were not tested for impairment.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

(9) Stockholders’ Equity:

Treasury Stock

During the three months ended July 31, 2015, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of October 31, 2015, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2015			2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$12,466	54,447	$0.23	$5,050	53,545	$0.09
Effect of dilutive stock awards	—	1,221	(0.01)	—	1,106	—
Diluted earnings	$12,466	55,668	$0.22	$5,050	54,651	$0.09

	For the Six Months Ended October 31,
	2015			2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$26,878	54,333	$0.49	$19,606	54,188	$0.36
Effect of dilutive stock awards	—	1,288	(0.01)	—	1,247	(0.01)
Diluted earnings	$26,878	55,621	$0.48	$19,606	55,435	$0.35

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and six months ended October 31, 2015. For the three and six months ended October 31, 2014, there were 107,081, and 54,037 shares, respectively, of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

The number of shares and weighted average exercise prices of options for the six months ended October 31, 2015 and 2014 were as follows:

	For the Six Months Ended October 31,
	2015		2014
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	1,879,630	$6.37	2,258,349	$5.31
Exercised during the period	(182,498)	5.41	(166,886)	2.55
Canceled/forfeited during period	—	—	(13,000)	5.59
Options outstanding, end of period	1,697,132	$6.47	2,078,463	$5.76
Weighted average remaining contractual life	4.77 years		5.49 years
Options exercisable, end of period	1,697,132	$6.47	1,986,465	$5.79
Weighted average remaining contractual life	4.77 years		5.40 years

The aggregate intrinsic value of outstanding stock options as of October 31, 2015 and 2014 was $19.3 million and $9.3 million, respectively. The aggregate intrinsic value of outstanding stock options that were exercisable as of October 31, 2015 and 2014 was $19.3 million and $9.1 million, respectively. The aggregate intrinsic value of the stock options exercised for the six months ended October 31, 2015 and 2014 was $1.9 million and $1.3 million, respectively. At October 31, 2015, there were no unrecognized compensation costs of outstanding options.

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

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the six months ended October 31, 2015 and 2014, 92,249 and 79,291 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $3.2 million and $2.8 million for the six months ended October 31, 2015 and 2014, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary date of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

We grant PSUs with market conditions to our executive officers, and we grant PSUs without market conditions to certain other employees who are not executive officers. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation, using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions and dividend yield variables.

The market-condition PSUs vest, and the fair value of such PSUs are recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For the fiscal 2014 and 2013 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2015 PSUs, our stock must

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2015 PSUs equal to six times the grant-date value of each award.

In certain circumstances beginning with the fiscal 2015 RSUs and PSUs, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the six months ended October 31, 2015, we granted an aggregate of 198,471 service-based RSUs and 5,379 PSUs without market conditions; 36,379 RSUs to our directors; and 162,092 RSUs and 5,379 PSUs to non-executive officer employees. In addition, in connection with a 2012 grant, 104,000 market-condition PSUs vested (i.e., the target amount granted), which achieved 173.3% of the maximum award possible resulting in awards totaling 180,231 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $3.0 million for the six months ended October 31, 2015. We delivered common stock to employees during the six months ended October 31, 2015 under vested RSUs and PSUs with a total market value of $5.3 million.

During the six months ended October 31, 2014, we granted an aggregate of 237,100 service-based RSUs, including 20,000 RSUs to a newly appointed executive officer in connection with his hiring; and 50,500 RSUs to our directors.  In addition, in connection with a 2011 grant, 46,600 market-condition PSUs vested (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $2.4 million for the six months ended October 31, 2014. We delivered common stock to employees and directors under vested RSUs and PSUs with a total market value of $3.6 million during the six months ended October 31, 2014.

A summary of activity in unvested RSUs and PSUs for the nine months ended October 31, 2015 and 2014 is as follows:

	For the Six Months Ended October 31,
	2015		2014
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,190,879	$12.45	1,015,475	$10.56
Awarded	280,081	14.78	283,700	11.18
Vested	(320,950)	10.44	(312,670)	8.71
Forfeited	(72,123)	10.36	(69,371)	12.11
RSUs and PSUs outstanding, end of period	1,077,887	$13.61	917,134	$12.25

As of October 31, 2015, there was $7.2 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

(10) Commitments and Contingencies:

Litigation

We are a defendant in a number of product liability cases, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the Three and Six Months Ended October 31, 2015 and 2014

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

We monitor the status of known claims and the related product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. After consultation with litigation counsel and a review of the merit of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore, we have not accrued for any such judgments. To the extent that circumstances change and we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided for adequate reserves for defense costs.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amounts due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets. During the six months ended October 31, 2015, we received a $1.8 million insurance recovery, which was recorded in general and administrative expenses, as a result of an insurance settlement agreement for partial reimbursement of defense costs we incurred in prior fiscal years related to our resolved government investigation.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

Environmental Remediation

We are subject to numerous federal, state, and local laws that regulate the health and safety of our workforce as well as our environmental liability, including those regulations monitored by the Occupational Health and Safety Administration (OSHA), the National Fire Protection Association (NFPA), and the Department of Public Health (DPH). Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are required to comply with regulations that mitigate any release into the environment. These laws require us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

As of October 31, 2015 and April 30, 2015, respectively, we had recorded a $675,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

recognized any gains from probable recoveries or other gain contingencies. We calculated the environmental reserve using undiscounted amounts based on independent environmental remediation reports obtained.

On May 5, 2014, we acquired substantially all of the net assets of TTPP. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $1.4 million remains available. Subsequent to October 31, 2015, $1.1 million was released to the seller from the escrow account as the statutory period had expired. A portion of the remaining escrow will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

(11) Segment Information:

The firearms segment consists of products and services manufactured in and sold from our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities, which includes firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The accessories segment consists of hunting and shooting accessories developed and marketed from our Columbia, Missouri facility. Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearms segment as of October 31, 2015 were $369.8 million. Included in the assets of our firearms segment were intangible assets totaling $3.3 million; property, plant, and equipment totaling $136.0 million; and goodwill totaling $13.8 million. Total assets for our accessories segment as of October 31, 2015 were $154.0 million. Included in the assets of the accessories segment were intangible assets totaling $64.5 million; property, plant, and equipment totaling $2.4 million; and goodwill totaling $62.3 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2015 and 2014

Results by business segment are presented in the following table for the three and six months ended October 31, 2015 (in thousands):

	For the Three Months Ended October 31, 2015 (a)
	Firearms	Accessories (b)		Intersegment eliminations	Total
Revenue from external customers	$124,881	$18,361		$ —	$143,242
Intersegment revenue	—	561		(561)	—
Total net sales	124,881	18,922		(561)	143,242
Cost of sales	78,009	9,091		(73)	87,027
Gross margin	46,872	9,831		(488)	56,215
Operating income	20,959	1,311	(c)	(488)	21,782
Income tax expense	6,695	320		—	7,015

	For the Six Months Ended October 31, 2015 (a)
	Firearms	Accessories (b)		Intersegment eliminations	Total
Revenue from external customers	$259,312	$31,693		$ —	$291,005
Intersegment revenue	—	643		(643)	—
Total net sales	259,312	32,336		(643)	291,005
Cost of sales	160,388	15,638		(106)	175,920
Gross margin	98,923	16,699		(537)	115,085
Operating income	49,878	2,259	(c)	(537)	51,600
Income tax expense	14,683	531		—	15,214

_________________

(a) We operated under one segment in the three and six month periods ended October 31, 2014; thus, no comparative segment information is presented.

(b) We allocate all of corporate overhead expenses, such as general and administrative expenses and other corporate-level expenses, to both our firearm and accessories segments.

(c) Amount includes $2.6 million and $4.6 million for the three and six months ended October 31, 2015, respectively, of amortization of intangible assets identified as a result of the BTI Acquisition.

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

On December 11, 2014, we completed the BTI Acquisition, Based in Columbia, Missouri, BTI is a leading provider of hunting and shooting accessories and offers innovative, high-quality products under several brands. Subsequent to the BTI Acquisition, we began reporting our results of operations in two segments: (1) accessories, representing BTI, and (2) firearms, representing all other operations.

Second Quarter Fiscal 2016 Highlights

Total net sales for the three months ended October 31, 2015 were $143.2 million, an increase of $34.8 million, or 32.1%, from net sales of $108.4 million for the three months ended October 31, 2014. Net sales for our firearms division increased by 15.2% to $124.9 million over the comparable quarter last year. Our handgun revenue increased $14.6 million, or 18.8%, over the comparable quarter last year, primarily as a result of increased demand from our consumer channel for our lower price point full size Smith & Wesson branded polymer pistols and small concealed carry M&P branded polymer pistols. Long gun revenue increased $3.5 million, or 18.6%, over the comparable quarter last year, primarily because of increased demand for certain lower price point modern sporting rifles and bolt action hunting rifles. Our accessories division generated $18.4 million of net sales, or 12.8% of total net sales, for the three months ended October 31, 2015, versus no sales in the comparable quarter last year because of the timing of the BTI Acquisition.

Gross margin was 39.2% for the three months ended October 31, 2015 compared with 32.1% for the three months ended October 31, 2014. The increase in gross margin was driven by increased production volumes in our firearms division, which improved fixed-cost absorption, partially offset by the increased expense from promotional programs and higher manufacturing spending relative to revenue. The BTI Acquisition favorably impacted total company gross margin by 1.7 percentage points.

Net income for the three months ended October 31, 2015 was $12.5 million, or $0.22 per fully diluted share, compared with net income of $5.1 million, or $0.09 per fully diluted share, for the three months ended October 31, 2014. The increase in net income compared with the prior year comparable quarter was a result of increased revenue and favorable fixed-cost absorption, partially offset by $2.6 million of intangible amortization expense as a result of the BTI Acquisition that, net of tax, had a $0.03 negative impact on net income per share for the three months ended October 31, 2015.

Total net sales for the six months ended October 31, 2015 were $291.0 million, an increase of $50.7 million, or 21.1%, over net sales of $240.3 million for the six months ended October 31, 2014. Net sales for our firearms division increased by 7.9% to $259.3 million over the prior year comparable period. Our handgun revenue increased $11.7 million, or 6.5%, over the prior year comparable period, primarily as a result of increased demand from our consumer channel for our lower price point full size Smith & Wesson branded polymer pistols and small concealed carry M&P branded polymer pistols. Long gun revenue increased $8.2 million, or 23.0%, over the prior year comparable period, primarily because of the increased demand for certain lower price point modern sporting rifles and bolt action hunting rifles. Our accessories division generated $31.7 million of net sales, or 10.9% of total net sales, for the six months ended October 31, 2015, versus no sales for the comparable quarter last year because of the timing of the BTI Acquisition.

Gross margin was 39.5% for the six months ended October 31, 2015 compared with gross margin of 34.9% for the six months ended October 31, 2014. Gross margin increased primarily as a result of the favorable gross margins from our accessories division and the increased production volumes in our firearms division that improved fixed-cost absorption mentioned above. The favorable impacts to gross margin in our firearms division were partially offset by the increased promotional programs and higher manufacturing spending relative to sales volumes. The BTI Acquisition favorably impacted total company gross margin by 1.4 percentage points.

Net income for the six months ended October 31, 2015 was $26.9 million, or $0.48 per fully diluted share, compared with net income of $19.6 million, or $0.35 per fully diluted share, for the six months ended October 31, 2014. The increased revenue and favorable fixed-cost absorption mentioned above were offset by $2.9 million of note call premium and the write off of $1.7 million of unamortized debt issuance costs that were recorded in interest expense in connection with the retirement of our entire $100.0 million of 5.875% Senior Notes during the six months ended October 31, 2015. We also recorded $4.6 million of intangible amortization expense as a result of the BTI Acquisition. The note call premium, debt issuance costs, and additional intangible amortization expense, net of tax, had a combined $0.11 negative impact on net income per share for the six months ended October 31, 2015. We also recorded a $1.8 million insurance recovery during the six months ended October 31, 2015 related to the partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter, which, net of tax, had a $0.02 favorable impact on net income per share.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Handguns	$92,316	$77,714	$14,602	18.8%
Long Guns	22,362	18,856	3,506	18.6%
Other Products & Services	10,203	11,876	(1,673)	-14.1%
Firearms Division	124,881	108,446	16,435	15.2%
Accessories Division	18,361	—	18,361	N/A
Total Net Sales	$143,242	$108,446	$34,796	32.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Sporting Goods Distribution Channel	$105,515	$87,254	$18,261	20.9%
Professional Channel	14,861	16,371	(1,510)	-9.2%
Other Products & Services	4,505	4,821	(316)	-6.6%
Firearms Division	124,881	108,446	16,435	15.2%
Accessories Division	18,361	—	18,361	N/A
Total Net Sales	$143,242	$108,446	$34,796	32.1%

We include domestic handgun, long gun, and parts revenue in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include specialty services and plastic injection molding revenue in other products and services. Effective October 1, 2015, our Thompson/Center accessories were transitioned from our firearms sporting goods distribution channel into our accessories division. Accessories division net sales for the three months ended October 31, 2015 were $17.3 million and $1.1 million, respectively, into our sporting goods distribution and professional channels.

Net sales in our firearms division for the three-month period ended October 31, 2015 increased 15.2% over the comparable quarter last year. Our handgun product revenue increased $14.6 million, or 18.8%, over the comparable quarter last year, primarily because of increased demand for our consumer channel and for our lower price point full size polymer pistols and small concealed carry polymer pistols. We believe our promotional programs helped stimulate that demand. Revenue for our long guns increased $3.5 million, or 18.6%, over the prior year comparable quarter as a result of increased demand on certain of our lower price point modern sporting rifles and bolt action hunting rifles. Other products and services revenue decreased by 14.1% from the comparable quarter last year, primarily because of reduced plastic injection molding revenue and lower Thompson/Center accessories revenue as a result of the transition mentioned above. The increase in total units shipped had a 14.0% favorable impact on revenue for the three months ended October 31, 2015. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 7.5% of firearm revenue for the three months ended October 31, 2015. Net sales in our accessories division represented 12.8% of total net sales for the three months ended October 31, 2015.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2015 and 2014 (units in thousands):

Total Units Shipped	2015	2014	# Change	% Change
Handguns	288	238	50	21.0%
Long Guns	56	46	10	21.7%

Sporting Goods Distribution Channel Units Shipped	2015	2014	# Change	% Change
Handguns	255	199	56	28.1%
Long Guns	51	41	10	24.4%

Professional Channel Units Shipped	2015	2014	# Change	% Change
Handguns	33	39	(6)	-15.4%
Long Guns	5	5	—	0.0%

Although revenue for handguns increased 18.8%, our handgun shipments in the sporting goods distribution channel increased 28.1% over the prior year comparable quarter as a result of increased shipments of promotional products, which negatively impacted our average selling price. Our long gun unit shipments in the sporting goods distribution channel increased 24.4% over the comparable quarter last year, primarily driven by increased demand on two key products: our lower price point M&P Sport rifle and the Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments decreased from the prior year comparable quarter as a result of lower revenue to law enforcement agencies.

The following table sets forth certain information regarding net sales for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Handguns	$193,011	$181,282	$11,729	6.5%
Long Guns	43,693	35,534	8,159	23.0%
Other Products & Services	22,608	23,499	(891)	-3.8%
Firearms Division	259,312	240,315	18,997	7.9%
Accessories Division	31,693	—	31,693	N/A
Total Net Sales	$291,005	$240,315	$50,690	21.1%

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Sporting Goods Distribution Channel	$221,866	$196,055	$25,811	13.2%
Professional Channel	28,485	35,082	(6,597)	-18.8%
Other Products & Services	8,961	9,178	(217)	-2.4%
Firearms Division	259,312	240,315	18,997	7.9%
Accessories Division	31,693	—	31,693	N/A
Total Net Sales	$291,005	$240,315	$50,690	21.1%

Net sales in our firearms division for the six-month period ended October 31, 2015 increased 7.9% over the prior year comparable period. Our handgun product revenue increased $11.7 million, or 6.5%, over the prior year comparable period primarily from increased demand for our lower price point full size polymer pistols and our small concealed carry polymer pistols. Revenue for our long guns increased $8.2 million, or 23.0%, over the prior year comparable period as a result of increased demand for certain of our lower price point modern sporting rifles and bolt action hunting rifles. The increase in total units shipped had a 7.3% favorable impact on revenue for the six months ended October 31, 2015. New products, defined as any new SKU not shipped in the prior year comparable period, represented 10.5% of firearm revenue for the six months ended October 31, 2015. Net sales in our accessories division represented 10.9% of total net sales for the six months ended October 31, 2015 and represented $29.0 million and $2.7 million, respectively, into our sporting goods distribution and professional channels.

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2015 and 2014 (units in thousands):

Total Units Shipped	2015	2014	# Change	% Change
Handguns	615	558	57	10.2%
Long Guns	107	85	22	25.9%

Sporting Goods Distribution Channel Units Shipped	2015	2014	# Change	% Change
Handguns	550	473	77	16.3%
Long Guns	99	74	25	33.8%

Professional Channel Units Shipped	2015	2014	# Change	% Change
Handguns	65	85	(20)	-23.5%
Long Guns	8	11	(3)	-27.3%

Although revenue for handguns increased 6.5%, our handgun unit shipments in the sporting goods distribution channel increased 16.3% over the prior year comparable period as a result of increased shipments of promotional products that negatively impacted our average selling price. Our long gun unit shipments in the sporting goods distribution channel increased 33.8% over the prior year comparable period, primarily because of increased unit shipments of our lower price point M&P Sport rifle and the Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments to law enforcement agencies were lower than the prior year comparable period as well as lower international shipments to Canada and Thailand as the result of delayed export licenses.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Cost of sales	$87,027	$73,606	$13,421	18.2%
Gross profit	$56,215	$34,840	$21,375	61.4%
% of net sales (gross margin)	39.2%	32.1%

Firearms Division	2015	2014	$ Change	% Change
Cost of sales	$78,009	$73,606	$4,403	6.0%
Gross profit	$46,872	$34,840	$12,032	34.5%
% of net sales (gross margin)	37.5%	32.1%

Accessories Division	2015	2014	$ Change	% Change
Cost of sales	$9,018	$—	$9,018	N/A
Gross profit	$9,343	$—	$9,343	N/A
% of net sales (gross margin)	50.9%	—

Gross margin for the three months ended October 31, 2015 increased by 7.1 percentage points over the comparable quarter last year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 10.0 percentage point favorable impact. That increased production volume and favorable manufacturing fixed-cost absorption was partially offset by higher manufacturing spending relative to sales volumes and additional expense recorded as a result of promotional product discounts that, when combined, yielded a 4.5 percentage point reduction to gross margin but contributed to our improved production volumes and favorable absorption. Gross margin for our accessories division favorably impacted total company gross margin by 1.7 percentage points for the three months ended October 31, 2015.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Cost of sales	$175,920	$156,357	$19,563	12.5%
Gross profit	$115,085	$83,958	$31,127	37.1%
% of net sales (gross margin)	39.5%	34.9%

Firearms Division	2015	2014	$ Change	% Change
Cost of sales	$160,388	$156,357	$4,031	2.6%
Gross profit	$98,923	$83,958	$14,965	17.8%
% of net sales (gross margin)	38.1%	34.9%

Accessories Division	2015	2014	$ Change	% Change
Cost of sales	$15,532	$—	$15,532	N/A
Gross profit	$16,162	$—	$16,162	N/A
% of net sales (gross margin)	51.0%	—

Gross margin for the six months ended October 31, 2015 increased by 4.6 percentage points over the prior year comparable period for reasons similar to the three month results. The increased production volumes and improved manufacturing fixed-cost absorption had an aggregate 5.8 percentage point favorable impact for the six months ended October 31, 2015, partially offset by higher manufacturing spending relative to sales volumes and additional promotional product expense that, when combined, yielded a 2.9 percentage point reduction to gross margin. Gross margin for our accessories division favorably impacted total company gross margin by 1.4 percentage points for the six months ended October 31, 2015.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Research and development	$2,695	$1,473	$1,222	83.0%
Selling and marketing	12,536	8,850	3,686	41.6%
General and administrative	19,202	13,743	5,459	39.7%
Total operating expenses	$34,433	$24,066	$10,367	43.1%
% of net sales	24.0%	22.2%

Firearms Division	2015	2014	$ Change	% Change
Research and development	$2,198	$1,473	$725	49.2%
Selling and marketing	9,603	8,850	753	8.5%
General and administrative	14,110	13,743	367	2.7%
Total operating expenses	$25,911	$24,066	$1,845	7.7%
% of net sales	20.7%	22.2%

Accessories Division	2015	2014	$ Change	% Change
Research and development	$497	$—	$497	N/A
Selling and marketing	2,933	—	2,933	N/A
General and administrative	5,092	—	5,092	N/A
Total operating expenses	$8,522	$—	$8,522	N/A
% of net sales	46.4%	—

In our firearms division, research and development expenses increased $725,000 over the comparable quarter last year, primarily because of $346,000 of increased salary and benefits, management incentive accruals, and $354,000 of increased depreciation expense on machinery and equipment for new product development. Selling and marketing expenses increased $753,000 over the comparable quarter last year, primarily because of $594,000 of increased management incentive accruals and $605,000 of additional co-op advertising expense. General and administrative costs were relatively flat from the comparable quarter last year with increased depreciation, management incentive accruals, and profit sharing expense, partially offset by lower legal and consulting expenses. General and administrative expenses for our accessories division included $2.6 million of intangible amortization expense during the three months ended October 31, 2015 as a result of the BTI Acquisition.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Research and development	$5,091	$2,929	$2,162	73.8%
Selling and marketing	21,754	16,797	4,957	29.5%
General and administrative	36,640	27,783	8,857	31.9%
Total operating expenses	$63,485	$47,509	$15,976	33.6%
% of net sales	21.8%	19.8%

Firearms Division	2015	2014	$ Change	% Change
Research and development	$4,210	$2,929	$1,281	43.7%
Selling and marketing	17,266	16,797	469	2.8%
General and administrative	27,570	27,783	(213)	-0.8%
Total operating expenses	$49,046	$47,509	$1,537	3.2%
% of net sales	18.9%	19.8%

Accessories Division	2015	2014	$ Change	% Change
Research and development	$881	$—	$881	N/A
Selling and marketing	4,488	—	4,488	N/A
General and administrative	9,070	—	9,070	N/A
Total operating expenses	$14,439	$—	$14,439	N/A
% of net sales	45.6%	—

In our firearms division, research and development expenses increased $1.3 million over the prior year comparable period, primarily because of $572,000 of increased salary and benefits, management incentive accruals, and $508,000 of increased depreciation expense on machinery and equipment for new product development. Selling and marketing expenses increased $469,000 over the prior year comparable period, primarily from $887,000 of increased management incentive accruals. General and administrative costs decreased $214,000 from the prior year comparable period, primarily as a result of recording a $1.8 million insurance recovery during the six months ended October 31, 2015 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter and $1.8 million of lower professional fees, partially offset by a $2.4 million increase in management incentive accruals and $1.2 of increased profit sharing accruals. General and administrative expenses for our accessories division included $4.6 million of intangible amortization expense during the six months ended October 31, 2015 as a result of the BTI Acquisition.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Operating income	$21,782	$10,774	$11,008	102.2%
% of net sales (operating margin)	15.2%	9.9%

Firearms Division	2015	2014	$ Change	% Change
Operating income	$20,959	$10,774	$10,185	94.5%
% of net sales (operating margin)	16.8%	9.9%

Accessories Division	2015	2014	$ Change	% Change
Operating income	$823	$—	$823	N/A
% of net sales (operating margin)	4.5%	—

Operating income for the three months ended October 31, 2015 increased $11.0 million over the comparable quarter last year, primarily because of higher production volumes for our modern sporting rifles, bolt action hunting rifles, full size Smith & Wesson branded polymer pistols, and concealed carry M&P branded polymer pistols and the related operating profit impacts from favorable manufacturing fixed-cost absorption from increased production, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, and additional intangible amortization recorded as a result of the BTI Acquisition.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2015 and 2014 (dollars in thousands):

Total Company	2015	2014	$ Change	% Change
Operating income	$51,600	$36,449	$15,151	41.6%
% of net sales (operating margin)	17.7%	15.2%

Firearms Division	2015	2014	$ Change	% Change
Operating income	$49,878	$36,449	$13,429	36.8%
% of net sales (operating margin)	19.2%	15.2%

Accessories Division	2015	2014	$ Change	% Change
Operating income	$1,722	$—	$1,722	N/A
% of net sales (operating margin)	5.4%	—

Operating income for the six months ended October 31, 2015 increased $15.2 million compared with the prior year comparable period, primarily because of higher production volumes and the related operating profit impacts from favorable manufacturing fixed-cost absorption, lower general and administrative expenses as a result of recording an insurance recoverable for partial defense costs on a previously resolved matter, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, and additional intangible amortization recorded as a result of the BTI Acquisition.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Interest expense	$2,323	$2,914	$(591)	(20.3)%

Interest expense declined by $591,000 compared with the comparable prior year quarter as a result of replacing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Interest expense	$9,573	$4,898	$4,675	95.4%

Interest expense increased by $4.7 million primarily as a result of $2.9 million of note call premium and $1.7 million of unamortized debt issuance write off costs, which were expensed in connection with the retirement of the then-outstanding 5.875% Senior Notes mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Income tax expense	$7,015	$2,819	$4,196	148.8%

Income tax expense increased as a result of higher operating profit.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Income tax expense	$15,214	$11,972	$3,242	27.1%

Income tax expense increased as a result of higher operating profit as mentioned above. The effective tax rate for the six months ended October 31, 2015 was 36.1% compared with 36.5% for the six months ended October 31, 2014.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change
Net income	$12,466	$5,050	$7,416	146.9%
Net income per share
Basic	$0.23	$0.09	$0.14	155.6%
Diluted	$0.22	$0.09	$0.13	144.4%

Net income for the three months ended October 31, 2015 increased $7.4 million from the comparable quarter last year primarily because higher production volumes, which improved fixed-cost absorption, and lower interest expense, partially offset by intangible amortization expense recorded as a result of the BTI Acquisition. That additional amortization expense negatively impacted net income per diluted share by $0.03.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2015 and 2014 (dollars in thousands, except per share data):

	2015	2014	$ Change	% Change
Net income	$26,878	$19,606	$7,272	37.1%
Net income per share
Basic	$0.49	$0.36	$0.13	36.1%
Diluted	$0.48	$0.35	$0.13	37.1%

Net income for the six months ended October 31, 2015 increased $7.3 million over the prior year comparable period primarily because of higher production volumes, which improved fixed-cost absorption, the insurance reimbursement of partial defense costs on a previously resolved matter, which had a $0.02 favorable impact on net income per share, and the BTI Acquisition, which had a $0.04 favorable impact on net income per share, partially offset by increased interest expense as a result of retiring our 5.875% Senior Notes as well as intangible amortization expense recorded as a result of the BTI Acquisition, which, combined, negatively impacted net income per diluted share by $0.11.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures in fiscal 2016 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the six months ended October 31, 2015 and 2014 (dollars in thousands):

	2015	2014	$ Change	% Change
Operating activities	$22,761	$(3,428)	$26,189	-764.0%
Investing activities	(14,164)	(43,910)	29,746	67.7%
Financing activities	3,245	42,851	(39,606)	(92.4)%
Total cash flow	$11,842	$(4,487)	$16,329	(363.9)%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the six months ended October 31, 2015, we generated $22.8 million in cash from operating activities compared with using $3.4 million for the six months ended October 31, 2014. Cash generated by operating activities for the six months ended October 31, 2015 was favorably impacted by increased net income of $15.4 million before depreciation and amortization, $13.1 million of increased accounts payable, and $14.9 million of higher payroll accruals due to timing, partially offset by $14.4 million of increased inventory primarily as a result of the BTI Acquisition and increased income tax payments as a result of increased profit.

Investing Activities

Cash used in investing activities for the six months ended October 31, 2015 was lower by $29.7 million compared with the prior year comparable period primarily because of the $23.8 million to acquire substantially all of the net assets of TTPP in the prior fiscal year. We also recorded capital spending of $18.4 million during the six months ended October 31, 2015, a reduction of $2.8 million compared with the prior year comparable period. We currently expect to spend approximately $40.0 to $45.0 million on capital expenditures in fiscal 2016, an increase of approximately $11.8 to $16.8 million over the $28.2 million spent in fiscal 2015. As noted above, major capital expenditures in fiscal 2016 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $3.2 million for the six months ended October 31, 2015 compared with $42.9 million for the six months ended October 31, 2014. Cash provided by financing activities was primarily impacted by $105.0 million of borrowings on our new Term Loan that was used to retire the entire $100.0 million outstanding principal balance of 5.875% Senior Notes during the three months ended July 31, 2015. We also paid $1.0 million of debt issuance costs related to the Credit Agreement as discussed below. Cash provided by financing activities in the prior year comparable period resulted from $75.0 million in proceeds from our 5.000% Senior Notes, partially offset by the $30.0 million stock repurchase program that we completed during the three months ended July 31, 2014.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line as of October 31, 2015. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 5 – Notes Payable in the notes to the consolidated financial statements for additional information regarding the new credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2015.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $483,000 as of October 31, 2015. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of October 31, 2015, effectively fixed our interest rate on the Term Loan at 3.31%, which is subject to change based on changes in our consolidated leverage ratio. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of October 31, 2015, we made no purchases under this stock repurchase program.

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

As of October 31, 2015, we had $54.1 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Other Matters

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2015, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. On June 15, 2015, we entered into the Credit Agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020 and have variable interest rates. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of October 31, 2015, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The aggregate notional amount of our outstanding interest rate swap was $105.0 million and the aggregate net fair value was $483,000 as of October 31, 2015. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of October 31, 2015, the effective interest rate of our Term Loan was 3.31%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of October 31, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 10 to our consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of October 31, 2015, we made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: December 8, 2015	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: December 8, 2015	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document