Form 10-Q
period 2016-01-31
SMITH & WESSON HOLDING CORP
filed 2016-03-03
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

The registrant had 55,109,084 shares of common stock, par value $0.001, outstanding as of March 1, 2016.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2016 and 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2016	April 30, 2015
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,220	$42,222
Accounts receivable, net of allowance for doubtful accounts of $709 on January 31, 2016 and $722 on April 30, 2015	89,814	55,280
Inventories	75,542	76,895
Prepaid expenses and other current assets	5,981	6,306
Deferred income taxes	16,441	16,373
Total current assets	292,998	197,076
Property, plant, and equipment, net	136,202	133,844
Intangibles, net	65,014	73,768
Goodwill	76,164	75,426
Other assets	6,652	10,811
	$577,030	$490,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,288	$32,360
Accrued expenses	20,723	19,021
Accrued payroll	15,430	7,556
Accrued income taxes	1,413	4,224
Accrued taxes other than income	7,704	5,281
Accrued profit sharing	7,875	6,165
Accrued warranty	6,156	6,404
Current portion of notes payable	6,300	—
Total current liabilities	100,889	81,011
Deferred income taxes	33,311	33,905
Notes payable, net of current portion	167,923	170,933
Other non-current liabilities	10,396	10,706
Total liabilities	312,519	296,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 70,671,290 shares issued and 55,108,668 shares outstanding on January 31, 2016 and 69,625,081 shares issued and 54,062,459 shares outstanding on April 30, 2015	71	70
Additional paid-in capital	231,800	219,198
Retained earnings	205,663	147,352
Accumulated other comprehensive (loss)/income	(700)	73
Treasury stock, at cost (15,562,622 shares on January 31, 2016 and April 30, 2015)	(172,323)	(172,323)
Total stockholders’ equity	264,511	194,370
	$577,030	$490,925

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$210,786	$130,550	$501,791	$370,865
Cost of sales	124,128	86,726	300,048	243,083
Gross profit	86,658	43,824	201,743	127,782
Operating expenses:
Research and development	2,521	1,901	7,612	4,830
Selling and marketing	11,505	10,088	33,260	26,884
General and administrative	22,484	16,224	59,124	44,010
Total operating expenses	36,510	28,213	99,996	75,724
Operating income	50,148	15,611	101,747	52,058
Other (expense)/income:
Other (expense)/income, net	(5)	16	(17)	(1)
Interest income	61	240	139	284
Interest expense	(2,140)	(3,192)	(11,714)	(8,090)
Total other (expense)/income, net	(2,084)	(2,936)	(11,592)	(7,807)
Income before income taxes	48,064	12,675	90,155	44,251
Income tax expense	16,630	4,554	31,844	16,526
Net income	31,434	8,121	58,311	27,725
Comprehensive income:
Change in unrealized loss on interest rate swap	(740)	—	(1,224)	—
Other comprehensive loss, before income taxes	(740)	—	(1,224)	—
Income tax benefit on other comprehensive loss	274	—	451	—
Other comprehensive loss, net of tax	(466)	—	(773)	—
Comprehensive income	$30,968	$8,121	$57,538	$27,725
Net income per share:
Basic	$0.57	$0.15	$1.07	$0.51
Diluted	$0.56	$0.15	$1.05	$0.50
Weighted average number of common shares outstanding:
Basic	54,857	53,724	54,508	54,033
Diluted	55,981	54,859	55,784	55,258

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity
Balance at April 30, 2015	69,625	$70	$219,198	$147,352	$73	15,563	$(172,323)	$194,370
Proceeds from exercise of employee stock options	706	1	5,897	—	—	—	—	5,898
Stock-based compensation	—	—	4,885	—	—	—	—	4,885
Excess tax benefit for stock-based compensation	—	—	3,123	—	—	—	—	3,123
Shares issued under employee stock purchase plan	92	—	770	—	—	—	—	770
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(773)	—	—	(773)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	248	—	(2,073)	—	—	—	—	(2,073)
Net income	—	—	—	58,311	—	—	—	58,311
Balance at January 31, 2016	70,671	$71	$231,800	$205,663	$(700)	15,563	$(172,323)	$264,511

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$58,311	$27,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,836	21,196
Loss/(gain) on sale/disposition of assets	138	(54)
Provision for losses on accounts receivable	2	213
Deferred income taxes	244	1,363
Stock-based compensation expense	4,885	4,249
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	(34,536)	5,139
Inventories	1,244	5,430
Prepaid expenses and other current assets	325	(1,787)
Income tax payable	(2,811)	3,186
Accounts payable	2,931	(18,839)
Accrued payroll	7,874	(10,078)
Accrued taxes other than income	2,423	(496)
Accrued profit sharing	1,710	(7,310)
Accrued expenses	1,621	43
Accrued warranty	(248)	(420)
Other assets	(119)	(84)
Other non-current liabilities	(1,087)	471
Net cash provided by operating activities	73,743	29,947
Cash flows from investing activities:
Payments for the net assets of Tri-Town Precision Plastics, Inc.	—	(23,805)
Payments to acquire Battenfeld Technologies, Inc., net of cash acquired	—	(136,152)
Refunds of deposits on machinery and equipment	4,222	1,398
Receipts from note receivable	56	60
Payments to acquire patents and software	(248)	(171)
Proceeds from sale of property and equipment	61	263
Payments to acquire property and equipment	(22,933)	(24,240)
Net cash used in investing activities	(18,842)	(182,647)
Cash flows from financing activities:
Proceeds from loans and notes payable	105,000	175,000
Cash paid for debt issuance costs	(1,024)	(2,483)
Payments on capital lease obligation	(447)	(447)
Payments on notes payable	(103,150)	—
Payments to acquire treasury stock	—	(30,040)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	6,668	1,664
Payroll taxes paid as a result of restricted stock unit withholdings	(2,073)	(1,124)
Excess tax benefit of stock-based compensation	3,123	280
Net cash provided by financing activities	8,097	142,850
Net increase/(decrease) in cash and cash equivalents	62,998	(9,850)
Cash and cash equivalents, beginning of period	42,222	68,860
Cash and cash equivalents, end of period	$105,220	$59,010
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$12,118	$8,139
Income taxes	31,484	12,000

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

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

(2) Basis of Presentation:

Interim Financial Information – The consolidated balance sheet as of January 31, 2016, the consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2016 and 2015, the consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2016, and the consolidated statements of cash flows for the nine months ended January 31, 2016 and 2015 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2016 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2015 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. The results of operations for the nine months ended January 31, 2016 may not be indicative of the results that may be expected for the year ending April 30, 2016, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015 and require retrospective application. We elected to early adopt ASU 2015-03 in the first quarter of fiscal

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

2016. Accordingly, unamortized debt issuance costs of $4.1 million as of April 30, 2015, which were previously included in other assets, are included in notes payable in the accompanying consolidated balance sheet.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization, and similar items, if any, resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We elected to early adopt ASU 2015-16 in the second quarter of fiscal 2016. As a result of the early adoption, goodwill was not restated for measurement period adjustments during the nine months ended January 31, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments to this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted. In addition, the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact, that ASU 2015-17 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

The aggregate purchase price of these acquisitions, including the working capital adjustments, was $135.5 million.

We have completed the valuation of the assets acquired and liabilities assumed. During the nine months ended January 31, 2016, goodwill was increased by $738,000 primarily as a result of reductions in estimates in the fair values of acquired intangible assets and inventory reserves.

The following table summarizes the estimated allocation of the purchase price for BTI at the acquisition date, which includes the net assets from the Hooyman Acquisition, as well as measurement period adjustments to date (in thousands):

	December 11, 2014	Measurement
	(As Initially	Period	December 11, 2014
	Reported)	Adjustments	(As Adjusted)

Cash	$24	$—	$24
Accounts receivable	7,873	3	7,876
Inventories	12,819	(2)	12,817
Income tax receivable	393	(279)	114
Other current assets	563	—	563
Property, plant, and equipment	2,826	(318)	2,508
Intangibles	73,550	(1,000)	72,550
Goodwill	62,142	252	62,394
Total assets acquired	160,190	(1,344)	158,846
Accounts payable	1,647	2	1,649
Accrued expenses	326	83	409
Accrued payroll	904	—	904
Accrued taxes other than income	9	—	9
Deferred income taxes	21,128	(714)	20,414
Total liabilities assumed	24,014	(629)	23,385
	$136,176	$(715)	$135,461

We recorded $1.7 million of acquisition-related costs during fiscal 2015 related to the BTI Acquisition. There were no acquisition-related costs relating to the BTI Acquisition for the nine months ended January 31, 2016.

The goodwill that was recorded relating to the BTI Acquisition resulted from our ability to expand our presence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands. Previously acquired goodwill of $12.0 million will be deductible for tax purposes over its remaining useful life. The remaining goodwill recorded as a result of the BTI Acquisition is not expected to be deductible for tax purposes. All of the goodwill recorded as a result of the BTI Acquisition has been allocated to our accessories segment.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

The following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2014 (in thousands, except per share data):

	For the Three	For the Nine
	Months Ended	Months Ended
	January 31, 2015	January 31, 2015
Net sales	$136,573	$401,884
Net income	8,620	26,064
Net income per share - diluted	0.16	0.47

The unaudited pro forma net income for the three and nine months ended January 31, 2015 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisition had occurred on May 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2014 or the results that may be achieved in future periods.

PowerTech Acquisition

On February 26, 2016, we acquired substantially all of the net assets of PowerTech, Inc., for $1.2 million, utilizing cash on hand, and $275,000 will be payable in the future if a certain earnout is achieved. PowerTech, Inc., is a leading manufacturer of tactical flashlights, universal LED lights, and personal pocket lights designed for military, law enforcement, and sporting enthusiasts. We plan to transition and relocate its operations to our Columbia, Missouri facility.

(4) Goodwill:

The changes in the carrying amount of goodwill for the nine month period ended January 31, 2016 by reporting segment are as follows:

	Firearms	Accessories	Total
	Division	Division	Goodwill

Balance as of April 30, 2015	$13,770	$61,656	$75,426
Measurement period adjustments	—	738	738
Balance as of January 31, 2016	$13,770	$62,394	$76,164

Refer to Note 11 – Segment Information below for more detail.

(5) Notes Payable:

Credit Facilities – On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $101.9 million remains outstanding as of January 31, 2016. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of January 31, 2016, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 3.75% per annum if we had selected the prime rate option and a range of 1.93% to 2.12% per annum if we had selected the LIBOR rate option. The Term Loan, which bears variable interest at rates calculated in the same manner as the Revolving Line, or 1.925% based on the one-month LIBOR rate at January 31, 2016, was entered into for the purpose of redeeming the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, we redeemed our 5.875% Senior Notes for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. In connection with the redemption, we expensed $1.7 million of unamortized debt-issuance costs related to our 5.875% Senior Notes, which is included in interest expense in the accompanying consolidated statements of income and comprehensive income. We incurred $1.0 million of debt issuance costs related to our new credit facility, which are included in notes payable in the accompanying consolidated balance sheet.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2016, our interest rate on the Term Loan is 3.06%.

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2016, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on January 31, 2016 was a liability of $1.2 million and was included in other long-term liabilities on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months. As of January 31, 2016, the effective interest rate of our Term Loan was 3.06%.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

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

Letters of Credit – At January 31, 2016, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

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

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $105.2 million and $42.2 million as of January 31, 2016 and April 30, 2015, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The fair value of our Term Loan is equal to the carrying value of January 31, 2016. The fair value of our 5.000% Senior Notes as of January 31, 2016 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap of $1.2 million as of January 31, 2016 was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of January 31, 2016 and April 30, 2015 (in thousands):

	January 31, 2016	April 30, 2015
Finished goods	$27,562	$28,240
Finished parts	30,567	34,269
Work in process	8,047	7,492
Raw material	9,366	6,894
Total inventories	$75,542	$76,895

(8) Intangible Assets:

The following table presents a summary of intangible assets as of January 31, 2016 and April 30, 2015 (in thousands):

	January 31, 2016			April 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$27,860	$(5,198)	$22,662	$28,260	$(1,633)	$26,627
Developed technology	16,430	(2,369)	14,061	16,630	(1,014)	15,616
Patents, trademarks, and trade names	36,095	(8,171)	27,924	36,380	(5,303)	31,077
	80,385	(15,738)	64,647	81,270	(7,950)	73,320
Patents in progress	367	—	367	448	—	448
	$80,752	$(15,738)	$65,014	$81,718	$(7,950)	$73,768

Intangible assets with determinable lives are amortized over a weighted-average period of approximately six years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $2.8 million and $1.6 million for the three months ended January 31, 2016 and 2015, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $7.9 million and $4.6 million for the nine months ended January 31, 2016 and 2015, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2016 and succeeding fiscal years is as follows:

Fiscal	Amount
2016	$2,819
2017	10,501
2018	9,755
2019	8,568
2020	7,420
Thereafter	25,584
Total	$64,647

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, the fair value of the indefinite-lived intangible assets is evaluated to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2015. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended January 31, 2016, and therefore intangible assets were not tested for impairment.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of January 31, 2016, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2016			2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$31,434	54,857	$0.57	$8,121	53,724	$0.15
Effect of dilutive stock awards	—	1,124	(0.01)	—	1,135	—
Diluted earnings	$31,434	55,981	$0.56	$8,121	54,859	$0.15

	For the Nine Months Ended January 31,
	2016			2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$58,311	54,508	$1.07	$27,725	54,033	$0.51
Effect of dilutive stock awards	—	1,276	(0.02)	—	1,225	(0.01)
Diluted earnings	$58,311	55,784	$1.05	$27,725	55,258	$0.50

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2016. For the three and nine months ended January 31, 2015, there were 134,866, and 70,978 shares, respectively, of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

The number of shares and weighted average exercise prices of options for the nine months ended January 31, 2016 and 2015 were as follows:

	For the Nine Months Ended January 31,
	2016		2015
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	1,879,630	$6.37	2,258,349	$6.15
Exercised during the period	(707,179)	8.26	(222,884)	4.62
Canceled/forfeited during period	—	—	(13,000)	7.98
Options outstanding, end of period	1,172,451	$5.23	2,022,465	$6.31
Weighted average remaining contractual life	5.07 years		5.28 years
Options exercisable, end of period	1,172,457	$5.23	1,943,800	$6.23
Weighted average remaining contractual life	5.07 years		5.20 years

The aggregate intrinsic value of outstanding stock options as of January 31, 2016 and 2015 was $19.2 million and $12.7 million, respectively. The aggregate intrinsic value of outstanding stock options that were exercisable as of January 31, 2016 and 2015 was $19.2 million and $12.4 million, respectively. The aggregate intrinsic value of the stock options exercised for the nine months ended January 31, 2016 and 2015 was $9.1 million and $1.7 million, respectively. At January 31, 2016, there were no unrecognized compensation costs of outstanding options.

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

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the nine months ended January 31, 2016 and 2015, 92,249 and 84,081 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $4.9 million and $4.2 million for the nine months ended January 31, 2016 and 2015, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

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

During the nine months ended January 31, 2016, we granted an aggregate of 201,242 service-based RSUs and 5,379 PSUs without market conditions; 30,416 RSUs to our directors; and 170,826 RSUs and 5,379 PSUs to non-executive officer employees. In addition, in connection with a 2012 grant, 104,000 market-condition PSUs vested (i.e., the target amount granted), which achieved 173.3% of the maximum award possible resulting in awards totaling 180,231 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $4.5 million for the nine months ended January 31, 2016. We delivered common stock to employees during the nine months ended January 31, 2016 under vested RSUs and PSUs with a total market value of $6.3 million.

During the nine months ended January 31, 2015, we granted an aggregate of 452,600 service-based RSUs, including 25,000 RSUs to certain of our executive officers; and 50,500 RSUs to our directors.  In addition, in connection with a 2011 grant, 46,600 market-condition PSUs vested (i.e., the target amount granted), which achieved the maximum aggregate award possible resulting in awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $3.7 million for the nine months ended January 31, 2015. We delivered common stock to employees and directors under vested RSUs and PSUs with a total market value of $3.7 million during the nine months ended January 31, 2015.

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2016 and 2015 is as follows:

	For the Nine Months Ended January 31,
	2016		2015
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,190,879	$12.45	1,015,475	$10.56
Awarded	282,852	14.44	499,200	10.51
Vested	(363,285)	10.36	(318,171)	8.75
Forfeited	(82,390)	10.81	(96,204)	12.42
RSUs and PSUs outstanding, end of period	1,028,056	$13.65	1,100,300	$11.87

As of January 31, 2016, there was $5.8 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

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

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amounts due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets. During the nine months ended January 31, 2016, we received a $1.8 million insurance recovery, which was recorded in general and administrative expenses, as a result of an insurance settlement agreement for partial reimbursement of defense costs we incurred in prior fiscal years related to our resolved government investigation.

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

As of January 31, 2016 and April 30, 2015, respectively, we had recorded a $675,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

For the Three and Nine Months Ended January 31, 2016 and 2015

recognized any gains from probable recoveries or other gain contingencies. We calculated the environmental reserve using undiscounted amounts based on independent environmental remediation reports obtained.

On May 5, 2014, we acquired substantially all of the net assets of TTPP. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $250,000 remains available. A portion of the remaining escrow will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearms segment as of January 31, 2016 were $429.9 million. Included in the assets of our firearms segment were intangible assets totaling $3.1 million; property, plant, and equipment totaling $133.7 million; and goodwill totaling $13.8 million. Total assets for our accessories segment as of January 31, 2016 were $147.2 million. Included in the assets of the accessories segment were intangible assets totaling $61.9 million; property, plant, and equipment totaling $2.5 million; and goodwill totaling $62.4 million.

Results by business segment are presented in the following tables for the three months ended January 31, 2016 and 2015 (in thousands):

	For the Three Months Ended January 31, 2016 (a)
	Firearms	Accessories		Intersegment eliminations	Total
Revenue from external customers	$194,650	$16,136		$ —	$210,786
Intersegment revenue	795	66		(861)	—
Total net sales	195,445	16,202		(861)	210,786
Cost of sales	117,284	7,767		(923)	124,128
Gross margin	78,160	8,436		62	86,658
Operating income	49,137	949	(b)	62	50,148
Income tax expense	16,427	203		—	16,630

	For the Three Months Ended January 31, 2015 (c)
	Firearms	Accessories		Intersegment eliminations	Total
Revenue from external customers	$124,490	$6,060		$ —	$130,550
Intersegment revenue	—	—		—	—
Total net sales	124,490	6,060		—	130,550
Cost of sales	81,958	4,768	(d)	—	86,726
Gross margin	42,532	1,292	(d)	—	43,824
Operating income	17,571	(1,960)	(e)	—	15,611
Income tax expense	5,280	(726)		—	4,554

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2016 and 2015

Results by business segment are presented in the following tables for the nine months ended January 31, 2016 and 2015 (in thousands):

	For the Nine Months Ended January 31, 2016 (a)
	Firearms	Accessories		Intersegment eliminations	Total
Revenue from external customers	$453,961	$47,830		$ —	$501,791
Intersegment revenue	795	709		(1,504)	—
Total net sales	454,756	48,539		(1,504)	501,791
Cost of sales	278,147	23,405		(1,504)	300,048
Gross margin	177,174	24,569		—	201,743
Operating income	99,104	2,643	(b)	—	101,747
Income tax expense	31,110	734		—	31,844

	For the Nine Months Ended January 31, 2015 (c)
	Firearms	Accessories		Intersegment eliminations	Total
Revenue from external customers	$364,805	$6,060		$ —	$370,865
Intersegment revenue	—	—		—	—
Total net sales	364,805	6,060		—	370,865
Cost of sales	238,315	4,768	(d)	—	243,083
Gross margin	126,490	1,292	(d)	—	127,782
Operating income	54,018	(1,960)	(e)	—	52,058
Income tax expense	17,252	(726)		—	16,526

_______________

(a)	We allocate all of corporate overhead expenses, such as general and administrative expenses and other corporate-level expenses, to both our firearm and accessories segments.
(b)	Amount includes $2.6 million and $7.2 million for the three and nine months ended January 31, 2016, respectively, of amortization of intangible assets identified as a result of the BTI Acquisition.
(c)

Results of operations for the three and nine months ended January 31, 2015 include activity for the period subsequent to the BTI Acquisition. Due to the timing of the BTI Acquisition, the segment data above includes all corporate overhead expenses in our firearms segment.

(d)	Amount includes $1.8 million of additional cost of goods sold from the fair value step-up in inventory at the date of the BTI Acquisition.
(e)	Amount includes $1.3 million for the three and nine months ended January 31, 2015, of amortization of intangible assets identified as a result of the BTI Acquisition.

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

Third Quarter Fiscal 2016 Highlights

Total net sales for the three months ended January 31, 2016 were $210.8 million, an increase of $80.2 million, or 61.5%, over net sales of $130.6 million for the three months ended January 31, 2015. Net sales for our firearms division increased by 56.4% to $194.7 million over the comparable quarter last year as a result of an increase in consumer demand that appears to be related to news events and the current political environment in addition to the ongoing increased consumer interest in firearms that has occurred over the past several years. We were able to address that demand because we were able to ramp our production and outsourcing as well as utilize the finished goods inventory that we produced during the first half of fiscal 2016. Our handgun revenue increased $53.1 million, or 56.5%, over the comparable quarter last year and the principal products in demand included our lower price point full-size Smith & Wesson branded polymer pistols, small concealed carry M&P branded polymer pistols, and revolvers. Long gun revenue increased $17.4 million, or 85.4%, over the comparable quarter last year, and the principal products in demand were certain lower price point modern sporting rifles. Our net sales were positively impacted during the three months ended January 31, 2016 by our newly introduced Smith & Wesson branded sport series target pistol and our new M&P branded sport model modern sporting rifle. Our accessories division net sales for the three months ended January 31, 2016 were $16.1 million, an increase of $10.0 million over net sales of $6.1 million in the comparable quarter last year primarily because the third quarter of fiscal 2015 included only six weeks of revenue as a result of the timing of our BTI Acquisition.

Gross margin was 41.1% for the three months ended January 31, 2016 compared with 33.6% for the three months ended January 31, 2015. The increase in gross margin was driven by the favorable gross margins from our accessories division and increased production volumes in our firearms division, which improved fixed-cost absorption, partially offset by the increased expense from promotional programs and higher manufacturing spending relative to revenue. The BTI Acquisition favorably impacted total company gross margin by 90 basis points for the three months ended January 31, 2016.

Net income for the three months ended January 31, 2016 was $31.4 million, or $0.56 per fully diluted share, compared with net income of $8.1 million, or $0.15 per fully diluted share, for the three months ended January 31, 2015. The increase in net income over the comparable quarter last year was a result of increased revenue and favorable fixed-cost absorption and lower acquisition related expenses, partially offset by increased profit-related accruals and additional intangible amortization expense as a result of the BTI Acquisition.

Total net sales for the nine months ended January 31, 2016 were $501.8 million, an increase of $130.9 million, or 35.3%, over net sales of $370.9 million for the nine months ended January 31, 2015. Net sales for our firearms division increased by 24.4% to $454.0 million over the prior year comparable period primarily because of the same increase in demand that impacted the third quarter revenue as well as better utilization of finished goods inventory that was produced during the first half of fiscal 2016 to satisfy that increase in demand. Our handgun revenue increased $64.9 million, or 23.6%, over the prior year comparable period and the principal products in demand included our lower price point full-size Smith & Wesson branded polymer pistols; small concealed carry M&P branded polymer pistols; and revolvers. Long gun revenue increased $25.6 million, or 45.8%, over the prior year comparable period, and the principal product in demand were lower price point modern sporting rifles and bolt action hunting rifles. Our accessories division net sales for the nine months ended January 31, 2016 were $47.8 million, an increase of $41.8 million over net sales of $6.1 million for the prior year comparable period primarily because the prior fiscal year had only six weeks of revenue as a result of the timing of the BTI Acquisition.

Gross margin was 40.2% for the nine months ended January 31, 2016 compared with gross margin of 34.5% for the nine months ended January 31, 2015. Gross margin increased primarily as a result of the favorable gross margins from our accessories division and the increased production volumes in our firearms division that improved fixed-cost absorption mentioned above. The favorable impacts to gross margin in our firearms division were partially offset by the increased promotional programs and higher manufacturing spending relative to sales volumes. The BTI Acquisition favorably impacted total company gross margin by 1.2 percentage points for the nine months ended January 31, 2016.

Net income for the nine months ended January 31, 2016 was $58.3 million, or $1.05 per fully diluted share, compared with net income of $27.7 million, or $0.50 per fully diluted share, for the nine months ended January 31, 2015. The increased revenue and favorable fixed-cost absorption mentioned above were offset by $2.9 million of note call premium and the write off of $1.7 million of unamortized debt issuance costs that were recorded in interest expense in connection with the retirement of our entire $100.0 million of 5.875% Senior Notes during the nine months ended January 31, 2016. We also recorded $7.2 million of additional intangible amortization expense as a result of the BTI Acquisition. The note call premium, debt issuance costs, and additional intangible amortization expense, net of tax, had a combined $0.14 negative impact on net income per share for the nine months ended January 31, 2016. We also recorded a $1.8 million insurance recovery during the nine months ended January 31, 2016 related to the partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter, which, net of tax, had a $0.02 favorable impact on net income per share.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Handguns	$147,191	$94,059	$53,132	56.5%
Long Guns	37,867	20,422	17,445	85.4%
Other Products & Services	9,592	10,009	(417)	-4.2%
Firearms Division	194,650	124,490	70,160	56.4%
Accessories Division	16,136	6,060	10,076	166.3%
Total Net Sales	$210,786	$130,550	$80,236	61.5%

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Sporting Goods Distribution Channel	$175,892	$106,122	$69,770	65.7%
Professional Channel	15,961	14,106	1,855	13.2%
Other Products & Services	2,797	4,262	(1,465)	-34.4%
Firearms Division	194,650	124,490	70,160	56.4%
Accessories Division	16,136	6,060	10,076	166.3%
Total Net Sales	$210,786	$130,550	$80,236	61.5%

We include domestic handgun, long gun, and parts revenue in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include specialty services and plastic injection molding revenue in other products and services. Effective October 1, 2015, our Thompson/Center accessories were transitioned from our firearms sporting goods distribution channel into our accessories division. Accessories division net sales for the three months ended January 31, 2016 were $15.7 million into our sporting goods distribution channel and $353,000 into our professional channel.

Net sales in our firearms division for the three-month period ended January 31, 2016 increased 56.4% over the comparable quarter last year as a result of a recent increase in consumer demand that appears to be related to news events and the current political environment in addition to increased consumer interest in firearms over the past several years. We were able to address that demand because we were able to ramp our production and outsourcing as well as utilize the finished goods inventory that we produced during the first half of fiscal 2016. Our handgun product revenue increased $53.1 million, or 56.5%, over the comparable quarter last year and the principal products in demand included lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. Revenue for our long guns increased $17.4 million, or 85.4%, over the prior year comparable quarter and the principal products in demand were certain of our lower price point modern sporting rifles. Our net sales were positively impacted during the three months ended January 31, 2016 by our newly introduced Smith & Wesson branded sport series target pistol and our new M&P branded sport model modern sporting rifle. Other products and services revenue decreased by 4.2% from the comparable quarter last year, primarily because of reduced plastic injection molding revenue and lower Thompson/Center accessories revenue as a result of the transition mentioned above. The increase in total units shipped had a 54.4% favorable impact on revenue for the three months ended January 31, 2016. New products, defined as any new SKU not shipped in the prior comparable quarter, represented 22.9% of firearm revenue for the three months ended January 31, 2016. Our accessories division net sales for the three months ended January 31, 2016 were $16.1 million, an increase of $10.0 million over net sales of $6.1 million in the comparable quarter last year primarily because the third quarter of fiscal 2015 had only six weeks of revenue as a result of the timing of our BTI Acquisition. Net sales in our accessories division represented 7.7% of total net sales for the three months ended January 31, 2016 and 4.6% of total net sales for the three months ended January 31, 2015.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2016 and 2015 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change
Handguns	477	295	182	61.7%
Long Guns	92	49	43	87.8%

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change
Handguns	437	260	177	68.1%
Long Guns	86	44	42	95.5%

Professional Channel Units Shipped	2016	2015	# Change	% Change
Handguns	40	35	5	14.3%
Long Guns	6	5	1	20.0%

Although revenue for handguns increased 56.5%, our handgun shipments into the sporting goods distribution channel increased 68.1% over the prior year comparable quarter as a result of production mix and increased shipments of promotional products, which lowered our average selling price. Our long gun unit shipments into the sporting goods distribution channel increased 95.5% over the comparable quarter last year, primarily because of increased unit shipments of our lower price point M&P Sport rifles. In our professional channel, unit shipments increased over the prior year comparable quarter primarily as a result of increased demand in that channel for polymer pistols, revolvers, and modern sporting rifles.

The following table sets forth certain information regarding net sales for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Handguns	$340,203	$275,339	$64,864	23.6%
Long Guns	81,561	55,957	25,604	45.8%
Other Products & Services	32,198	33,509	(1,311)	-3.9%
Firearms Division	453,962	364,805	89,157	24.4%
Accessories Division	47,829	6,060	41,769	689.3%
Total Net Sales	$501,791	$370,865	$130,926	35.3%

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Sporting Goods Distribution Channel	$397,590	$302,108	$95,482	31.6%
Professional Channel	44,446	49,257	(4,811)	-9.8%
Other Products & Services	11,926	13,440	(1,514)	-11.3%
Firearms Division	453,962	364,805	89,157	24.4%
Accessories Division	47,829	6,060	41,769	689.3%
Total Net Sales	$501,791	$370,865	$130,926	35.3%

Net sales in our firearms division for the nine-month period ended January 31, 2016 increased 24.4% over the prior year comparable period because of the same reasons mentioned above for the three month period. Our handgun product revenue increased $64.9 million, or 23.6%, over the prior year comparable period primarily from increased demand for our lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. We believe our promotional programs helped stimulate that demand. Revenue for our long guns increased $25.6 million, or 45.8%, over the prior year comparable period as a result of increased demand for certain of our lower price point modern sporting rifles and bolt action hunting rifles. The increase in total units shipped had a 23.8% favorable impact on revenue for the nine months ended January 31, 2016. New products, defined as any new SKU not shipped in the prior year comparable period, represented 15.7% of firearm revenue for the nine months ended January 31, 2016. Our accessories division net sales for the nine months ended January 31, 2016 were $47.8 million, an increase of $41.8 million over net sales of $6.1 million for the prior year comparable period primarily because the prior fiscal year had only six weeks of revenue as a result of the timing of our BTI Acquisition. Net sales in our accessories division represented 9.5% of total net sales for the nine months ended January 31, 2016 and represented $44.7 million and $3.1 million, respectively, into our sporting goods distribution and professional channels. Net sales in our accessories division, following the acquisition on December 11, 2014, represented 1.6% of total sales for the nine months ended January 31, 2015, all of which was into our sporting goods distribution channel.

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2016 and 2015 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change
Handguns	1,092	853	239	28.0%
Long Guns	199	134	65	48.5%

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change
Handguns	987	733	254	34.7%
Long Guns	185	118	67	56.8%

Professional Channel Units Shipped	2016	2015	# Change	% Change
Handguns	105	120	(15)	-12.5%
Long Guns	14	16	(2)	-12.5%

Although revenue for handguns increased 23.6%, our handgun unit shipments into the sporting goods distribution channel increased 34.7% over the prior year comparable period as a result of production mix and increased shipments of promotional products that lowered our average selling price. Our long gun unit shipments into the sporting goods distribution channel increased 56.8% over the prior year comparable period, primarily driven by increased demand on two key products; our lower price point M&P Sport rifle and the Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments to law enforcement agencies were lower than the prior year comparable period as well as lower international shipments to Canada and Thailand as the result of delayed export licenses.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Cost of sales	$124,128	$86,726	$37,402	43.1%
Gross profit	$86,658	$43,824	$42,834	97.7%
% of net sales (gross margin)	41.1%	33.6%

Firearms Division	2016	2015	$ Change	% Change
Cost of sales	$116,399	$81,958	$34,441	42.0%
Gross profit	$78,251	$42,532	$35,719	84.0%
% of net sales (gross margin)	40.2%	34.2%

Accessories Division	2016	2015	$ Change	% Change
Cost of sales	$7,729	$4,768	$2,961	62.1%
Gross profit	$8,407	$1,292	$7,115	550.7%
% of net sales (gross margin)	52.1%	21.3%

Gross margin for the three months ended January 31, 2016 increased by 7.5 percentage points over the comparable quarter last year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 7.9 percentage point favorable impact. That increased production volume and favorable manufacturing fixed-cost absorption was partially offset by higher manufacturing spending relative to sales volumes and additional expense recorded as a result of promotional product discounts that, when combined, yielded a 3.0 percentage point reduction to gross margin but contributed to our improved production volumes and favorable absorption. Gross margin for our accessories division favorably impacted total company gross margin by 90 basis points for the three months ended January 31, 2016. Gross profit for the three months ended January 31, 2015 of our accessories division included $1.8 million of increased cost of goods sold from the fair value step-up in inventory as a result of the BTI Acquisition in the prior fiscal year and negatively impacted gross margin for that division by 30.4 percentage points and 0.6 percentage points for the total company.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Cost of sales	$300,048	$243,083	$56,965	23.4%
Gross profit	$201,743	$127,782	$73,961	57.9%
% of net sales (gross margin)	40.2%	34.5%

Firearms Division	2016	2015	$ Change	% Change
Cost of sales	$276,787	$238,315	$38,472	16.1%
Gross profit	$177,174	$126,490	$50,684	40.1%
% of net sales (gross margin)	39.0%	34.7%

Accessories Division	2016	2015	$ Change	% Change
Cost of sales	$23,261	$4,768	$18,493	387.9%
Gross profit	$24,569	$1,292	$23,277	1801.6%
% of net sales (gross margin)	51.4%	21.3%

Gross margin for the nine months ended January 31, 2016 increased by 5.7 percentage points over the prior year comparable period for reasons similar to the three month results. The increased production volumes and improved manufacturing fixed-cost absorption had an aggregate 6.7 percentage point favorable impact for the nine months ended January 31, 2016, partially offset by higher manufacturing spending relative to sales volumes and additional promotional product expense that, when combined, yielded a 3.1 percentage point reduction to gross margin. Gross margin for our accessories division favorably impacted total company gross margin by 1.2 percentage points for the nine months ended January 31, 2016. Gross profit of our accessories division for the nine months ended January 31, 2015 included increased cost of goods sold from the inventory step-up as a result of the BTI Acquisition, which negatively impacted gross margin for that division by 30.4 percentage points and 0.2 percentage points for the total company.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Research and development	$2,521	$1,901	$620	32.6%
Selling and marketing	11,505	10,088	1,417	14.0%
General and administrative	22,484	16,224	6,260	38.6%
Total operating expenses	$36,510	$28,213	$8,297	29.4%
% of net sales	17.3%	21.6%

Firearms Division	2016	2015	$ Change	% Change
Research and development	$2,155	$1,706	$449	26.3%
Selling and marketing	8,947	9,229	(282)	-3.1%
General and administrative	17,922	14,027	3,895	27.8%
Total operating expenses	$29,024	$24,962	$4,062	16.3%
% of net sales	14.9%	20.1%

Accessories Division	2016	2015	$ Change	% Change
Research and development	$366	$194	$172	88.7%
Selling and marketing	2,558	$859	1,699	197.8%
General and administrative	4,562	2,199	2,363	107.5%
Total operating expenses	$7,486	$3,252	$4,234	130.2%
% of net sales	46.4%	53.7%

In our firearms division, research and development expenses increased $449,000 over the comparable quarter last year, primarily because of $350,000 of increased salary and benefits and management incentive accruals. Selling and marketing expenses decreased $282,000 from the comparable quarter last year, primarily because of lower advertising expense. General and administrative costs increased $3.9 million from the comparable quarter last year with $1.8 million of increased salary and benefits and management incentive accruals, and $3.0 million of increased profit sharing expense, partially offset by $919,000 of lower professional and acquisition related expenses. In our accessories division, operating expenses were higher because the third quarter of fiscal 2015 had only six weeks of expenses as a result of the timing of our BTI Acquisition. In addition, selling and marketing expenses increased over the comparable quarter last year because of additional co-op advertising expense and general and administrative expenses increased because of $1.3 million of additional intangible amortization expense as a result of the BTI Acquisition.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Research and development	$7,612	$4,830	$2,782	57.6%
Selling and marketing	33,260	26,884	6,376	23.7%
General and administrative	59,124	44,010	15,114	34.3%
Total operating expenses	$99,996	$75,724	$24,272	32.1%
% of net sales	19.9%	20.4%

Firearms Division	2016	2015	$ Change	% Change
Research and development	$6,365	$4,636	$1,729	37.3%
Selling and marketing	26,213	26,025	188	0.7%
General and administrative	45,492	41,811	3,681	8.8%
Total operating expenses	$78,070	$72,472	$5,598	7.7%
% of net sales	17.2%	19.9%

Accessories Division	2016	2015	$ Change	% Change
Research and development	$1,247	$194	$1,053	542.8%
Selling and marketing	7,047	859	6,188	720.4%
General and administrative	13,632	2,199	11,433	519.9%
Total operating expenses	$21,926	$3,252	$21,926	674.2%
% of net sales	45.8%	53.7%

In our firearms division, research and development expenses increased $1.7 million over the prior year comparable period, primarily because of $922,000 of increased salary and benefits and management incentive accruals and $714,000 of increased depreciation expense on machinery and equipment for new product development. Selling and marketing expenses were flat from the prior year comparable period. General and administrative costs increased $3.7 million over the prior year comparable period, primarily as a result of a $4.0 million increase in salary and benefits and management incentive accruals and $4.2 of increased profit sharing accruals, partially offset by a $1.8 million insurance recovery during the nine months ended January 31, 2016 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter and $3.3 million of lower professional and acquisition related expenses. As mentioned above, operating expenses for our accessories division were higher primarily because the prior fiscal year had only six weeks of expenses as a result of the timing of our BTI Acquisition. In addition, selling and marketing expenses included additional advertising expense and general and administrative expenses included $7.2 million of additional intangible amortization expense as a result of the BTI Acquisition.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Operating income	$50,148	$15,611	$34,537	221.2%
% of net sales (operating margin)	23.8%	12.0%

Firearms Division	2016	2015	$ Change	% Change
Operating income	$49,227	$17,571	$31,656	180.2%
% of net sales (operating margin)	25.3%	14.1%

Accessories Division	2016	2015	$ Change	% Change
Operating income	$921	$(1,960)	$2,881	147.0%
% of net sales (operating margin)	5.7%	-32.3%

Operating income for the three months ended January 31, 2016 increased $34.5 million over the comparable quarter last year, primarily because of higher production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption from increased production and lower acquisition related expenses, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased profit-related expenses, and additional intangible amortization recorded as a result of the BTI Acquisition.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Operating income	$101,747	$52,058	$49,689	95.4%
% of net sales (operating margin)	20.3%	14.0%

Firearms Division	2016	2015	$ Change	% Change
Operating income	$99,105	$54,018	$45,087	83.5%
% of net sales (operating margin)	21.8%	14.8%

Accessories Division	2016	2015	$ Change	% Change
Operating income	$2,642	$(1,960)	$4,602	234.8%
% of net sales (operating margin)	5.5%	-32.3%

Operating income for the nine months ended January 31, 2016 increased $49.7 million compared with the prior year comparable period, primarily because of higher production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, lower general and administrative expenses as a result of recording an insurance recoverable for partial defense costs on a previously resolved matter, and lower acquisition related expenses, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased profit-related expense, and additional intangible amortization recorded as a result of the BTI Acquisition.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Interest expense	$2,140	$3,192	$(1,052)	(33.0)%

Interest expense declined by $1.1 million from the comparable quarter last year as a result of replacing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.06% by entering into an interest rate swap agreement. We also recorded lower interest expense during the three months ended January 31, 2016 because we had no borrowings on our line of credit as compared to $100.0 million of borrowings in the prior fiscal year to fund the BTI Acquisition, which was paid in full during the fourth quarter of fiscal 2015.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Interest expense	$11,714	$8,090	$3,624	44.8%

Interest expense increased by $3.6 million primarily as a result of $2.9 million of note call premium and $1.7 million of unamortized debt issuance write off costs, which were expensed in connection with the retirement of the then-outstanding 5.875% Senior Notes mentioned above.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Income tax expense	$16,630	$4,554	$12,076	265.2%

Income tax expense increased as a result of higher operating profit.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Income tax expense	$31,844	$16,526	$15,318	92.7%

Income tax expense increased primarily as a result of higher operating profit as mentioned above. The effective tax rate for the nine months ended January 31, 2016 was 35.3%, or 2.1% lower than 37.4% for the nine months ended January 31, 2015, primarily because of a higher research and development credit as a result of an extension of a federal law, fiscal 2015 state and federal provision to return adjustments, a reduction in unrecognized tax benefits because of the expiration of statutes of limitations, and lower non-deductible compensation expenses.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change
Net income	$31,434	$8,121	$23,313	287.1%
Net income per share
Basic	$0.57	$0.15	$0.42	280.0%
Diluted	$0.56	$0.15	$0.41	273.3%

Net income for the three months ended January 31, 2016 increased $23.3 million from the comparable quarter last year primarily because of higher revenue, which resulted in higher production volumes and improved fixed-cost absorption, lower interest and acquisition related expenses, partially offset by additional intangible amortization expense recorded as a result of the BTI Acquisition. That additional amortization expense negatively impacted net income per diluted share by $0.03.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change
Net income	$58,311	$27,725	$30,586	110.3%
Net income per share
Basic	$1.07	$0.51	$0.56	109.8%
Diluted	$1.05	$0.50	$0.55	110.0%

Net income for the nine months ended January 31, 2016 increased $30.6 million over the prior year comparable period primarily because of higher revenue, which resulted in higher production volumes and improved fixed-cost absorption, the insurance reimbursement of partial defense costs on a previously resolved matter, which had a $0.02 favorable impact on net income per share, and the BTI Acquisition, which had a $0.01 favorable impact on net income per share, partially offset by increased interest expense as a result of retiring our 5.875% Senior Notes as well as additional intangible amortization expense recorded as a result of the BTI Acquisition, which, combined, negatively impacted net income per diluted share by $0.13.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures in fiscal 2016 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the nine months ended January 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating activities	$73,743	$29,947	$43,796	146.2%
Investing activities	(18,842)	(182,647)	163,805	89.7%
Financing activities	8,097	142,850	(134,753)	(94.3)%
Total cash flow	$62,998	$(9,850)	$72,848	(739.6)%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the nine months ended January 31, 2016, we generated $73.7 million in cash from operating activities compared with generating $29.9 million for the nine months ended January 31, 2015. Cash generated by operating activities for the nine months ended January 31, 2016 was favorably impacted by increased net income of $40.2 million before depreciation and amortization, $21.8 million of increased accounts payable, $18.0 million of higher payroll accruals due to timing and management incentive accruals, and $9.0 million of higher profit sharing accruals, partially offset by $39.7 million of increased accounts receivable because of the timing of firearms sales, and $6.0 million of increased income tax payments as a result of increased profit.

Investing Activities

Cash used in investing activities for the nine months ended January 31, 2016 was lower by $163.8 million compared with the prior year comparable period primarily because of the $23.8 million to acquire substantially all of the net assets of TTPP as well as $136.2 million to acquire BTI in the prior fiscal year. We also recorded capital spending of $22.9 million during the nine months ended January 31, 2016, a reduction of $1.3 million compared with the prior year comparable period. We currently expect to spend approximately $35.0 to $40.0 million on capital expenditures in fiscal 2016, an increase of approximately $6.8 to $11.8 million over the $28.2 million spent in fiscal 2015. As noted above, major capital expenditures in fiscal 2016 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Financing Activities

Cash provided by financing activities was $8.1 million for the nine months ended January 31, 2016 compared with $142.9 million for the nine months ended January 31, 2015. Cash provided by financing activities during the current fiscal year was primarily impacted by $105.0 million of borrowings on our new Term Loan that was used to retire the entire $100.0 million outstanding principal balance of 5.875% Senior Notes during the three months ended July 31, 2015. We also paid $1.0 million of debt issuance costs related to the Credit Agreement as discussed below. Cash provided by financing activities in the prior year comparable period resulted from $100.0 million of borrowings on our line of credit to fund the BTI Acquisition and $75.0 million in proceeds from our 5.000% Senior Notes, partially offset by the $30.0 million stock repurchase program that we completed during the three months ended July 31, 2014.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line and $101.9 million outstanding on our Term Loan as of January 31, 2016. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 5 – Notes Payable in the notes to the consolidated financial statements for additional information regarding the new credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2016.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $1.2 million as of January 31, 2016. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of October 31, 2015, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2016, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions. As of January 31, 2016, we made no purchases under this stock repurchase program.

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

As of January 31, 2016, we had $105.2 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2016, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. On June 15, 2015, we entered into the Credit Agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million term loan, which both mature on June 15, 2020 and have variable interest rates. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of January 31, 2016, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The aggregate notional amount of our outstanding interest rate swap was $105.0 million, and the aggregate net fair value was $1.2 million as of January 31, 2016. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of January 31, 2016, the effective interest rate of our Term Loan was 3.06%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of January 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2016, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of January 31, 2016, we made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: March 3, 2016	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: March 3, 2016	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document