Form 10-K
period 2016-04-30
SMITH & WESSON HOLDING CORP
filed 2016-06-16
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (53,608,394 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $957,445,917. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 14, 2016, there were outstanding 55,998,795 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SMITH & WESSON HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2016

Smith & Wesson®, S&W®, M&P®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C®, America’s Master Gunmaker®, Contender®, Dimension®, Encore®, Triumph®, Caldwell®, Delta Series®, Wheeler ®, Tipton ®, Frankford Arsenal®, Lockdown®, BOG-POD® , Golden Rod®, and Hooyman® are some of the registered U.S. trademarks of our company or one of our subsidiaries. Thompson/Center ArmsTM, Compass™, Impact!™, T/C Strike™, M&P ShieldTM, T/C VentureTM, Smith & Wesson CONNECTTM, and Mag Charger™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also contains trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our objectives, strategies, plans, and focus; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2017 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

We are one of the world’s leading manufacturers of firearms and a provider of quality accessory products for the shooting, hunting, and rugged outdoor enthusiast. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, hunting, and outdoor accessories, including reloading, gunsmithing, gun cleaning supplies, tree saws, and vault accessories. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 164 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

Our objective is to continue to enhance our position as one of the world’s leading firearm manufacturers and to become a leading provider of quality accessory products for the shooting, hunting, and rugged outdoor enthusiast. Key elements of our strategy to achieve this objective are as follows:

•	develop, produce, and market high-quality, innovative products that meet the needs and desires of consumers and professionals;
•	protect and grow our core firearm business;
•	continue to expand our rapidly growing accessories business with the ongoing introduction of new products;
•	focus on profitable growth opportunities, including those in the shooting, hunting, and rugged outdoor markets;
•	streamline and standardize our business operations;
•	emphasize customer satisfaction and loyalty; and
•

expand our pursuit of strategic relationships and acquisitions that are synergistic with our current business, particularly through acquisitions of businesses involved in the shooting, hunting, and rugged outdoor markets.

We estimate that the domestic non-military firearm market based on industry shipments is approximately $2.2 billion for handguns and $1.5 billion for long guns, excluding shotguns, with our market share in calendar 2015 being approximately 19% and 5%, respectively. According to 2014 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at a compound annual growth rate in units of 10% from 2009 through 2014.

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

On December 11, 2014, we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI, a leading provider of hunting and shooting accessories, which we refer to as the BTI Acquisition. The BTI Acquisition was designed to allow us to expand our presence in the firearm accessories and rugged outdoor markets and leverage BTI’s broad portfolio of hunting and shooting accessories brands that are popular with consumers.

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

Strategy

Our objective is to continue to enhance our position as one of the world’s leading firearm manufacturers and to become a leading provider of quality accessory products for the shooting, hunting, and rugged outdoor markets. Key elements of our strategy to achieve this objective are as follows:

Develop, Produce, And Market High Quality, Innovative Products

We are focused on developing, producing, and marketing high-quality, innovative products that meet the needs and desires of consumers and professionals. Our ongoing research and development, product engineering, and marketing activities are critical components of our ability to develop, introduce, produce, and sell successful products.

Protect and Grow Our Core Firearm Business

We plan to protect and grow our core firearm business by continuing to enhance our presence in our existing domestic and international markets by capitalizing on our brands such as Smith & Wesson, M&P, and Thompson/Center Arms and introducing innovative new products. We continually seek to introduce new products to increase our current market share, especially in the polymer handgun market as represented by our M&P brand. In addition, the largest portion of our business historically resulted from the sale of handguns in the domestic sporting goods market. With the acquisition of Thompson/Center Arms in fiscal 2007 and the introduction of our modern sporting rifles, we expanded our business into multiple segments of the long gun market. During the last two fiscal years, we have introduced numerous new handgun and long gun models, including our M&P22 Compact pistol; product extensions of our M&P9, M&P40, and M&P45 pistols; M&P10; non-laser M&P Bodyguard .380; Model 66 Combat Magnum revolver; and the Model 69 Magnum revolver. We plan to continue to introduce new firearm products in fiscal 2017.

Continue to Expand Our Rapidly Growing Accessories Business

We plan to continue to expand our rapidly growing accessories business with the ongoing introduction of new products that support the shooting, hunting, and rugged outdoor markets. We will continue to enhance our presence in our existing domestic and international markets as well as new markets, capitalizing on our brands such as Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Thompson/Center Arms, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control.

Focus on Profitable Growth Opportunities

We plan to focus on growth, but only in those areas that provide an acceptable rate of return, within the shooting, hunting, and rugged outdoor markets. In order to meet those profitability goals, we are primarily focused on leveraging existing products and introducing new products when appropriate. In addition, we are continuing our focus on capacity utilization, strategic pricing and marketing initiatives, flexible manufacturing, standardized process, and vertical integration for efficiency and scalability. With the acquisition of BTI in fiscal 2015, we expanded our business into the shooting accessories and rugged outdoor markets. During fiscal 2016, we introduced a variety of new shooting, hunting, and outdoor products, and we plan to continue to introduce new products in fiscal 2017.

Streamline and Standardize Our Business Operations

We are continuing our efforts to enhance our manufacturing productivity in terms of increased daily production quantities, increased operational availability of equipment, reduced machinery down time, extended machinery useful life, reduced overtime, increased efficiency, enhanced product quality, and expanded outsourcing. We plan to continue to seek gains in manufacturing efficiency and capacity to assure that we can meet customer demand for our most popular products. We also plan to continue to streamline and standardize our business, which includes investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. During fiscal 2016, we continued to improve and enhance our ERP systems as we converted our Deep River, Connecticut facility to SAP, and we intend to continue investing in improving our systems in order to enhance our efficiency, improve information reporting, and strengthen internal controls. These system improvements include implementing SAP at our additional facilities if we believe such an implementation would help us achieve these objectives. We intend to convert our Columbia, Missouri facility to SAP in fiscal 2017.

Emphasize Customer Satisfaction and Loyalty

We plan to continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer service, training, and support. We regard our high quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll free customer support numbers, email customer question and answer communication, broad service policies, and product warranties.

Expand Our Pursuit of Strategic Relationships and Acquisitions that are Synergistic with Our Current Business

We plan to expand our pursuit of strategic relationships and acquisitions that expand our manufacturing capabilities or are involved in the shooting, hunting, or rugged outdoor markets. For example, in fiscal 2015, the DRP Acquisition was designed for vertical integration and the BTI Acquisition was designed to allow us to expand our presence in the accessories and outdoors markets and to leverage BTI’s broad portfolio of hunting and shooting accessories brands. In addition, our strategic alliance with General Dynamics Ordnance and Tactical Systems is primarily designed to assist us in the pursuit of the U.S. Army’s Modular Handgun System solicitation.

Firearm Products and Services

General

Our firearm products combine our legacy of 164 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

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

Our product development strategy is to understand our customers’ needs and then design and develop products to uniquely meet those needs. Throughout the process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio. In fiscal 2016, we launched several new products and product line extensions under our Smith & Wesson, M&P, and Thompson/Center Arms brands as well as several new products from our Performance Center.

The demand for our concealed carry products continued to increase in fiscal 2016. We have capitalized on that demand by shipping our one millionth M&P Shield during fiscal 2016, less than four years since the product’s introduction in 2012. We also introduced a variety of new products in fiscal 2016 by expanding our M&P branded products to include new models with tritium night sights. In addition, we partnered with Crimson Trace to launch new M&P models with Crimson Trace green Laserguards on our M&P Bodyguard 380, M&P Shield, as well as our compact and full size M&P pistols.

Within our M&P branded products, we introduced the next generation models of our popular M&P modern sporting rifle series, including our center-fire and rimfire models. Our M&P®15 SPORT™ II is an opening price point modern sporting rifle and comes complete with a forward bolt assist and dust cover. Our M&P®15-22 SPORT™ series of .22LR rifles feature an enhanced M&P slim handguard with Magpul M-LOK accessory mounting capability and also includes Magpul MBUS front and rear sights as standard equipment.

In fiscal 2016, we expanded our Smith & Wesson branded products with the introduction of the newest generation .22LR target pistol, the SW22 Victory. This firearm is engineered as a modern interpretation of the classic target pistol. The SW22 Victory is a highly versatile, accurate, and affordable .22LR target pistol suitable for multiple sporting applications.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and handgun hunting. Our Performance Center products are engineered and manufactured to meet this need with many custom features not found on our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2016, we expanded our Performance Center M&P pistols with the introduction of our M&P Shield with factory ported slide and barrel, the M&P C.O.R.E with a factory threaded barrel, and our M&P full-size 9mm with a ported and threaded barrel. We also introduced our Performance Center M&P 15-22 SPORT that includes a two stage trigger, match grade barrel, new slim handguard with Magpul M-LOK mounting capability and Magpul MBUS folding sights.

We continued to focus on growing our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems within our Thompson/Center Arms brand. In fiscal 2016, we introduced two new Thompson/Center Arms firearms: the Compass and the T/C Strike. The Compass is an opening price point bolt action rifle available in ten different calibers that features a free floating, threaded barrel that is available in two lengths, as well as an adjustable trigger, and a removable rotary magazine. The Compass, as with all of our Thompson/Center Arms bolt action rifles, incorporates 5R rifling, which provides accuracy and bullet stability over multiple shots. Our T/C Strike is a muzzleloader that offers innovative features, such as a striker fire system, a breach system that allows the consumer to utilize different powder types, and a Stealth StrikerTM system that reduces the noise when the hammer is pulled back to cock the firearm. The primer adapter threads on our T/C Strike are on the outside of the barrel, thus preventing seized breech plugs and assisting in cleaning.

Our firearm business is seasonal with revenue generally peaking in our fourth fiscal quarter ending April 30 as a result of most industry events and distributor shows being scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our firearm facilities, we have increased operating days during our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters.

Our firearm net sales for the years ended April 30, 2016, 2015, and 2014 were $657.6 million, $531.2 million, and $626.6 million, respectively. Firearms gross profit for the years ended April 30, 2016, 2015, and 2014 totaled $261.2 million, $188.6 million, and $259.1 million, respectively. Total assets for our firearm business totaled $458.1 million and $345.3 million as of April 30, 2016 and 2015, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $485.4 million in net sales, or 67.1% of our net sales, for the fiscal year ended April 30, 2016, $395.5 million in net sales, or 71.7% of our net sales, for the fiscal year ended April 30, 2015, and $423.0 million in net sales, or 67.5% of our net sales, for the fiscal year ended April 30, 2014. Sales of long guns accounted for $127.6 million in net sales, or 17.7% of our net sales, for the fiscal year ended April 30, 2016, $90.2 million in net sales, or 16.3% of our net sales, for the fiscal year ended April 30, 2015, and $155.3 million in net sales, or 24.8% of our net sales, for the fiscal year ended April 30, 2014. Sales of other products and services accounted for $44.6 million in net sales, or 6.2% of our net sales, for the fiscal year ended April 30, 2016, $45.0 million in net sales, or 8.2% of our net sales, for the fiscal year ended April 30, 2015, and $42.7 million in net sales, or 6.8% of our net sales, for the fiscal year ended April 30, 2014.

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

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 164 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

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

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm and .40S&W calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2016. We consider the M&P Shield pistol to be one of the most popular firearms in the market, having surpassed the one million unit shipment mark in fiscal 2016.

Our Performance Center has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are offered under both the Smith & Wesson brand and the M&P brand and are typically made in limited production quantities, although we offer a number of catalog variations in order to enhance product availability.

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

We manufacture three lines of bolt-action rifles under our Thompson/Center Arms brand consisting of several models in each line. These long guns are offered in up to 15 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer five lines of high-quality American-made single shot “black powder,” or “muzzleloader,” firearms. Ammunition for our black powder firearms are loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzleloading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

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

Handcuffs: We are one of the largest manufacturers of handcuffs and restraints in the United States. We fabricate these products from the highest grade carbon or stainless steel. Our patented Lever Lock cuffs offer a new, double-locking system for added security and comfort, without extra tools or keys. Double heat-treated internal locks help prevent tampering and smooth ratchets allow for swift cuffing and an extra measure of safety. We have the ability to customize handcuffs to fit customer specifications.

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

Licensing: Several of our registered trademarks, including the “S&W” logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms”, and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness. As a result, we license our trademarks to third parties for use in connection with their products and services. Products of our licensees are distributed throughout the world. As of April 30, 2016, we licensed our trademarks to 10 different companies that market and sell products complementing our products, four less than in fiscal 2015. Three of these license agreements were cancelled as a result of our accessories division being able to source, produce, and market the same products.

Accessories Products

We are a leading provider of shooting, hunting, reloading, gunsmithing, and gun cleaning supplies and accessories. We develop, produce, and deliver innovative, high-quality products under several brands. We offer an extensive array of products, including shooting and field rests, gunsmithing tools, gun vises, hearing protection, ammo tumblers, and vault accessories. Since 2011, we have introduced over 300 variations of accessories products and we currently hold over 40 patents. Our accessories business has grown primarily through organic initiatives focusing on new product introductions each year as well as through strategic acquisitions. Our brand portfolio includes the highly regarded Caldwell line of shooting supplies, which has provided shooting accessories for more than 14 years. We also sell products under other brand names, including Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control.

Our accessories net sales for the year ended April 30, 2016 were $65.3 million. For the period from December 11, 2014, the date of the BTI Acquisition, to April 30, 2015, net sales of our accessories products were $20.6 million, and accessories gross profit for the year ended April 30, 2016 and 2015 totaled $32.6 million and $6.4 million, respectively.

Marketing, Sales, and Distribution

General

We go to market in three primary ways in our firearm division: two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers utilizing a direct sales force to service these customers. We also sell firearms directly to law enforcement agencies. In our accessories division, we go to market through two-step distribution, strategic retailers, and direct-to-dealer sales utilizing a combination of direct sales and sales representatives. We make our overseas sales primarily through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 34.1% and 34.3%, respectively, of our net sales for the fiscal years ended April 30, 2016 and 2015. Those commercial distributors are not regional and have many of the same dealer customers. Therefore, we believe that the loss of one or more of the distributors would not materially impact sales, as the remaining distributors would be allocated additional sales.

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

For the fiscal years ended April 30, 2016, 2015, and 2014, advertising and promotion expenses amounted to $21.8 million, $20.2 million, and $19.5 million, respectively, excluding the cost of rebates and promotions reflected in gross profit.

We sell our products worldwide. International sales accounted for 3%, 4%, and 3% of our net sales for the fiscal years ended April 30, 2016, 2015, and 2014, respectively. Our firearm business had no assets located outside the United States during any of the periods presented; our accessories business owns tooling that is located at various suppliers in Asia.

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

Manufacturing

We have three manufacturing facilities for our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and most of our specialty service activities at our Springfield facility. We historically utilized our Houlton facility for the production of metal pistols, handcuffs, and other restraint devices, but in fiscal 2015, our Houlton facility was converted into a machining center and all its assembly, finishing, and small parts operations were transferred to our Springfield facility. We continue to produce handcuffs and other restraint devices at our Houlton facility. Our Deep River facility is utilized for custom plastic injection molding services, rapid prototyping, and tooling. We have a 145,000 square-foot warehousing and assembly facility for our accessories products located in Columbia, Missouri. All of our facilities are ISO 9001 certified. In addition, we source a significant portion of the shooting, hunting, and outdoor accessories that we sell from third-party contract manufacturers including those located in Asia.

We perform most of the machining and all of the assembly, inspection, and testing of the firearms manufactured at our facilities. Every firearm is test fired before shipment. Our major firearm components are cut by computer-assisted machines, and we employ sophisticated automated testing equipment to assist our skilled employees to ensure the proper functioning of our firearms. Our Springfield and Houlton facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. During fiscal 2014, we transitioned to a new ERP system in our Springfield and Houlton facilities to SAP, and we transitioned our Deep River facility to SAP during fiscal 2016. We intend to continue investing in improving our systems in order to enhance efficiency, improve information reporting, and strengthen internal controls. We also intend to convert our Columbia, Missouri facility to SAP in fiscal 2017.

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

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new firearm and accessories products. In fiscal 2016, 2015, and 2014, our gross spending on research activities relating to the development of new products was $10.0 million, $6.9 million, and $5.6 million, respectively. As of April 30, 2016, we had 56 employees at our Springfield, Massachusetts and Columbia, Missouri facilities engaged in ongoing research and development activities for both our firearm and accessories products as part of their responsibilities.

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

Because of the significance of our brand names, trademarks, trade dress, and copyrights also are important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our SMITH & WESSON and S&W monogram trademarks, as well as our M&P and Thompson/Center Arms brands are known and recognized by the public worldwide and are important to our business. In addition, we market our accessories products under several brand names, including Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control, among others.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, trade dress, copyrights, and service marks, as we believe the goodwill associated with them is a cornerstone of our branding and licensing strategy.

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

Our primary competitors are Ruger and Taurus in the revolver market and Glock, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Colt, Sig Sauer, Ruger, Bushmaster, Daniel Defense, and DPMS in the modern sporting rifle market and Browning, Marlin, Remington, Ruger, Savage, Weatherby, CVA, Traditions, and Winchester in the hunting rifle market.

Peerless Handcuff Company is the only major handcuff manufacturer with significant market share in the United States that directly competes with us. As a result of competitive foreign pricing, we sell nearly 90% of our handcuffs and restraints in the United States.

Our competitors in the accessories market are not as clearly defined as the firearms market because of the broad range of brand names and products. Our primary competitor in the accessories market is Vista Outdoors. Other notable competitors to our accessories brands include Hyskore, Hornady, Laserlyte, Lyman, Birchwood Casey, and MTM Case-Gard.

Customers

We sell our firearm products and services through a variety of federally licensed distribution channels. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. Our accessories customers are generally businesses, retailers, and consumers. The ultimate users of our firearm and accessories products include shooting and outdoor enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other government organizations.

During fiscal 2016, 6.5% of our firearm net sales were to state and local law enforcement agencies and the federal government, 3.1% of our firearm net sales were to international customers; and the remaining 90.4% of our firearm net sales were through federal firearm licensees to domestic consumers. Our domestic firearm net sales are primarily made to distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Net sales of our accessories products during fiscal 2016 were 6.6% to international customers and 93.4% to domestic customers.

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs.

Governmental Regulations

Our firearm business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms in the United States. The ATF conducts periodic audits of our firearm facilities. The U.S. Department of State currently oversees the export of firearms, and we must obtain an export permit for all international firearm shipments.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws, regulations, and ordinances pertaining to firearms and magazine sales within their jurisdictions. We manufacture several firearm models and magazines with various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, California requires new pistols to contain a microstamping mechanism, which must be able to etch or imprint, in two locations, a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which is considered by many to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into the state of California any pistol that is subject to the microstamping feature requirement.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions at our main facility in Springfield, Massachusetts, which we fund through cash flows from operations. We spent $782,000 in fiscal 2016 on environmental compliance, consisting of $474,000 for disposal fees and containers, $224,000 for remediation, $49,000 for DEP analysis and fees, and $35,000 for air filtration maintenance. Although we have potential liability with respect to the future remediation of certain pre-existing sites, we believe that we are in compliance with applicable material environmental laws, regulations, and permits.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate. As of April 30, 2016, we had recorded a $694,000 environmental reserve in non-current liabilities. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

On May 5, 2014, we acquired substantially all of the net assets of TTPP for $22.8 million, plus a $1.0 million working capital adjustment, for a total purchase price of $23.8 million, utilizing cash on hand. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $250,000 remains available. A portion of the remaining escrow account will be applied to environmental remediation at the manufacturing site in Deep River, Connecticut.  We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Employees

As of May 31, 2016, we had 1,853 employees, including 31 part-time employees. Of these employees, 1,462 were engaged in manufacturing, 86 in sales and marketing, 40 in finance and accounting, 57 in research and development, 34 in information services, and 174 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 18.6% have 10 or more years of service with our company and 11.9% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2016 and 2015, we had a backlog of orders for our firearm business of $304.4 million and $169.4 million, respectively. Our accessories business had a backlog of orders of $6.6 million and $9.8 million as of April 30, 2016 and 2015, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	48	President and Chief Executive Officer
Jeffrey D. Buchanan	60	Executive Vice President, Chief Financial Officer, and Treasurer
Robert J. Cicero	49	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mark P. Smith	40	President of Manufacturing Services
Matthew W. Buckingham	41	President of Firearms

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

Jeffrey D. Buchanan has served as Executive Vice President, Chief Financial Officer, and Treasurer of our company since January 2011 and has served as Chief Administrative Officer of our company since September 2015. Mr. Buchanan served as Secretary of our company from January 2011 until April 2012. Mr. Buchanan served as a director of our company from November 2004 until December 2010. He was of counsel to the law firm of Ballard Spahr LLP from May 2010 until December 2010. Mr. Buchanan served as a Senior Managing Director of CKS Securities, LLC, a registered broker-dealer, from August 2009 until May 2010 and as a Senior Managing Director of Alare Capital Securities, L.L.C., a registered broker-dealer, from November 2006 until July 2009. From 2005 to 2006, Mr. Buchanan was principal of Echo Advisors, Inc., a corporate consulting and advisory firm focusing on mergers, acquisitions, and strategic planning. Mr. Buchanan served in various positions for Three-Five Systems, Inc., a publicly traded electronic manufacturing services company, including Executive Vice President, Chief Financial Officer, and Treasurer, from May 1996 until February 2005. Mr. Buchanan was a business attorney from 1986 until 1996 for the law firm of O’Connor, Cavanagh, Anderson, Killingsworth & Beshears and for the law firm of Davis Wright Tremaine LLP from 1984 until 1986. He was a senior staff person at Deloitte & Touche LLP from 1982 to 1984. Mr. Buchanan is a director of Synaptics Incorporated, a publicly traded company that develops custom user interface solutions.

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

Mark P. Smith has served as Senior Vice President of the Manufacturing Services Division of our company and as President of Manufacturing Services for Smith & Wesson Corp., a subsidiary of our company, since March 2016. Mr. Smith served as Vice President of Manufacturing and Supply Chain Management of our company from May 2011 until March 2016and served as Vice President of Supply Chain Management of our company from May 2010 until May 2011. He was Director- Supply Chain Solutions for Alvarez & Marsal Business Consulting, LLC from April 2007 until April 2010. Mr. Smith held various positions for Ecolab, Inc., a developer and marketer of programs, products, and services for the hospitality, foodservice, healthcare, industrial, and energy markets, from March 2001 until April 2007, including Program Manager, Acquisition Integration Manager, Senior Manufacturing Planner, Plant Engineer, and Senior Production / Quality Supervisor. Mr. Smith was a Production Supervisor for Bell Aromatics, a manufacturer of flavors and fragrances, from August 1999 until March 2001.

Matthew W. Buckingham has served as Senior Vice President of the Firearm Division of our company and as President of Firearms for Smith & Wesson Corp., a subsidiary of our company, since April 2016. Mr. Buckingham held various positions for Brownells Inc., a 75-year old provider of gunsmithing tools, firearm parts, and services to the firearm industry, from May 2004 until April 2016, including President and Chief Operations Officer from November 2012 until April 2016; Chief Operations Officer from January 2006 until November 2012; and Director of Operations from May 2004 until January 2006.  Prior to his service with Brownells Inc., Mr.  Buckingham held various positions with Pella Corporation, a large manufacturer of windows and doors, from June 1997 until May 2004, including Supply Chain Manager, Production Manager, Business Process Continuous Improvement Manager, Materials/Scheduling Supervisor, and Department Manager.

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

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. For example, we experienced strong consumer demand for our firearm products following a new administration taking office in Washington, D.C. in 2009. Assessments regarding the current Presidential campaign and the results of that election and congressional races could affect our business or perceptions about our business. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside.

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

We remain dependent on the sale of our firearm and firearm-related products in the sporting goods distribution channel.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We have made substantial efforts during the last several years to increase our sales to law enforcement and military agencies in the United States and throughout the world. Our efforts to increase firearms sales to law enforcement agencies has been successful to date with a number of agencies in the United States and agencies abroad selecting or approving for carry our firearms. We have not, however, yet secured any major contracts to supply firearms to any large domestic military agencies. Although we believe that we now are able to offer a broad array of competitive products to the military, we cannot predict whether or when we will be able to secure any major military supply contracts. As a result, approximately 90.1% of our net firearm sales in fiscal 2016 remained in the sporting goods distribution channel.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Overall, capacity constraints were factors in fiscal 2014 and 2016, despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. In fiscal 2015, we were capacity constrained with respect to certain of our popular products. During the last several fiscal years, we also have enhanced our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. In addition, we may suffer excess capacity and increased overhead costs if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our manufacturing facilities are critical to our success.

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

We also depend on our Houlton, Maine and Deep River, Connecticut facilities. Our Houlton facility is used primarily as a machining facility for our firearms as well as our handcuffs and restraints, and our Deep River facility is used primarily for custom plastic injection molding services, rapid prototyping, and tooling. A disruption in the activities of these facilities would adversely affect our firearm manufacturing operations.

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

We rely on outsourcing for a portion of our production and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

We utilize contract manufacturers for a portion of our production requirements, particularly during periods of very high customer demand, in order to increase our manufacturing capacity and reduce our capital expenditures for facilities that may not always operate at peak capacity.  Qualifying new contract manufacturers is time consuming and might result in unforeseen manufacturing and operations problems.  The loss of our relationships with our contract manufacturers or their inability to conduct their services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements.  If this were to occur, the resulting decline in revenue could harm our business.

We source a significant portion of the accessories products that we sell from third-party contract manufacturers, primarily located in Asia.  Our ability to secure qualified suppliers that meet our quality and other standards, and to receive these products in a timely and efficient manner, represents a challenge, especially with suppliers located and products sourced outside the United States.  Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located are beyond our control.  The United States’ foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain counties, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade also are beyond our control.  These and a majority of other factors affecting our suppliers and our access to products could adversely affect our business.

We also depend on our contract manufacturers to maintain high levels of productivity and satisfactory delivery schedules.  We do not have long-term agreements with many of our contract manufacturers that guarantee production capacity, prices, lead times, or delivery schedules.  Our contract manufacturers serve other customers, a number of which may have greater production requirements than we do.  As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate deliveries to us on short notice.  Lower than expected manufacturing efficiencies could increase our cost and disrupt or delay our supplies.  Any of these problems could result in our inability to deliver our products in a timely manner or adversely affect our operating results.

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

While we believe we have a strong track record of developing, manufacturing, and selling high-quality products, from time to time, we have experienced manufacturing and design issues with respect to some of our firearms and have initiated product recalls and safety alerts in the past. Based on the volume of products we have shipped into the market, any future recall, safety alerts, or product liability claims could harm our reputation; cause us to lose business; and cause us to incur significant warranty, support, and repair costs.

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

Liability insurance coverage is expensive and from time to time may be difficult to obtain. Our liability insurance costs were $4.7 million in fiscal 2016 and $5.1 million in fiscal 2015. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage would have a material adverse effect on us.

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

Interruptions in the proper functioning of our information systems or other issues with our ERP systems could cause disruption to our operations.

We rely extensively on our information systems to manage our ordering, pricing, billing, inventory replenishment, accounting functions, and other processes. Our systems are subject to damage or interruption from various sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error, and our disaster recovery planning cannot account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and operating results.

Our information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and have an adverse effect on our business operations if not anticipated and appropriately mitigated.

During fiscal 2014, we transitioned to a new all-inclusive ERP system, SAP, in our Springfield and Houlton facilities and we transitioned our Deep River facility during fiscal 2016. We experienced some disruption in August 2013 as we introduced our SAP system at our Springfield and Houlton facilities. In fiscal 2017, we intend to add additional functionality to SAP as well as convert our Columbia, Missouri facility to SAP. Those additions and new implementations could result in a major disruption to our business, and any disruption could have a negative effect on our net sales and profitability. In addition, implementing our ERP system has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss revenue.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive corporate data.  Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. Possible impacts associated with a cyber security incident may include remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with applicable privacy and other laws and regulations.

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

We have a strategy to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and business. Acquisitions involve significant risks. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.

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

We plan to pursue acquisitions of businesses that are not involved in the manufacture of firearms, such as businesses involved in shooting and hunting sports, companies involved in what we consider the rugged outdoor market (which may include camping,  hiking, fishing, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business.  We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our core firearm business.  This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses.  These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth.  These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes.  We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets in the time we expect, if at all.  If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them in the time we expect, our business, financial condition, and results of operations could be adversely affected.

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

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. For example, our acquisition of Thompson/Center Arms in January 2007 and SWSS in July 2009 resulted in substantial write-offs of goodwill and long-lived intangible assets. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These interim fluctuations could adversely affect the market price of our common stock.

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

In order to pursue a successful acquisition, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities. In fiscal 2015, we acquired the businesses of DRP and BTI, and we are in the process of integrating BTI. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

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

Any substantial borrowings made to finance operations or future acquisitions could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

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

As of April 30, 2016, we had $175.3 million of long-term debt outstanding, of which $6.3 million is payable in the next twelve months. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

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

For our fiscal years ended April 30, 2016 and 2015 we did not have any customers that exceeded 10% of net sales or 10% of accounts receivable. For the fiscal year ended April 30, 2014, one of our customers accounted for approximately 13.4% of our net sales.

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

As of April 30, 2016, we had consolidated indebtedness of $175.3 million, of which $6.3 million is payable in the next twelve months.  On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $100.3 million remained outstanding as of April 30, 2016. The Revolving Line provides availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of April 30, 2016, there were no borrowings outstanding on the Revolving Line. The Term Loan, which bears interest at rates calculated in the same manner as the Revolving Line, was entered into for the purposes of redeeming the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 3.06%, which is subject to change based on our consolidated leverage ratio.

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

As of April 30, 2016, there were 55,996,011 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who is deemed an affiliate of our company and beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-

month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. Rule 701, as currently in effect, permits our employees, officers, directors, and consultants who purchase shares pursuant to a written compensatory plan or contract to resell these shares in reliance upon Rule 144, but without compliance with specific restrictions.

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

As of April 30, 2016, we had outstanding nonqualified stock options to purchase 389,360 shares of common stock under our incentive stock plans and other option agreements, 736,599 undelivered time-based restricted stock units, or RSUs, and 479,154 unearned performance-based restricted stock units, or PSUs, under our incentive stock plans. We issued 157,674 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2016. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

We lease 4,800 square feet of a facility located in Somersworth, New Hampshire, which is used primarily for research and development activities. The lease expires on June 30, 2018.

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

	High	Low
2016
First quarter	$17.04	$14.62
Second quarter	$19.22	$14.71
Third quarter	$26.54	$17.05
Fourth quarter	$30.44	$20.40
2015
First quarter	$17.28	$12.32
Second quarter	$13.43	$9.03
Third quarter	$12.68	$9.22
Fourth quarter	$15.30	$12.16

On June 14, 2016, the last reported sale price of our common stock was $21.86 per share. On June 14, 2016, there were 758 record holders of our common stock.

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

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2015 for (i) our common stock; (ii) the Russell 2000 Index; (iii) Sturm, Ruger & Company, Inc., which is the most direct comparable company (Peer Group (1) on the graph below); (iv) a peer group consisting of Sturm, Ruger & Company, Inc. TASER International, Inc., Arctic Cat Inc., and National Presto Industries, Inc. (Old Peer Group (2) on the graph below); (v) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., Arctic Cat Inc., and National Presto Industries, Inc. (New Peer Group (2) on the graph below). For the year ended April 30, 2016, we have changed the peer group index from Old Peer Group (2) to New Peer Group (2) because one of the prior peer group companies is significantly smaller than our company in terms of revenue. For the years following 2016, we will no longer provide a comparison of our stock performance with the Old Peer Group (2). We have constructed the New Peer Group (2) index of issuers that participate in the shooting, defense, or outdoor market. The graph assumes an investment of $100 on April 30, 2011. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Smith & Wesson Holding Corporation, The Russell 2000 Index,

And Three Peer Groups

*	$100 invested on April 30, 2011 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2016, 2015, and 2014 and the consolidated balance sheet data as of April 30, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2013 and 2012 and the consolidated balance sheet data as of April 30, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2016	2015	2014	2013	2012
	(In thousands, except share, per share, and ratio data)
Net sales	$722,908	$551,862	$626,620	$587,514	$411,997
Cost of sales	429,096	356,936	367,515	369,442	284,091
Gross profit	293,812	194,926	259,105	218,072	127,906
Operating expenses	135,169	105,298	108,117	85,238	82,990
Operating income	158,643	89,628	150,988	132,834	44,916
Total other income/(expense), net	(13,550)	(10,896)	(14,266)	(4,928)	(5,901)
Income from continuing operations before income taxes	145,093	78,732	136,722	127,906	39,015
Income tax expense	51,135	28,905	48,095	46,500	12,582
Income from continuing operations (a)	93,958	49,827	88,627	81,406	26,433
Discontinued operations:
Loss from operation of discontinued security solutions division	—	(297)	(456)	(3,605)	(15,945)
Income tax benefit	—	(83)	(1,134)	(912)	(5,617)
Income/(loss) from operation of discontinued security solutions division	—	(214)	678	(2,693)	(10,328)
Net income	$93,958	$49,613	$89,305	$78,713	$16,105
Net income per share:
Basic - continuing operations	$1.72	$0.92	$1.51	$1.25	$0.41
Basic - total	$1.72	$0.92	$1.52	$1.21	$0.25
Diluted - continuing operations	$1.68	$0.90	$1.47	$1.22	$0.40
Diluted - total	$1.68	$0.90	$1.49	$1.18	$0.25
Weighted average number of shares outstanding:
Basic	54,765	53,988	58,668	65,155	64,788
Diluted	55,965	55,228	60,114	66,642	67,277
Depreciation and amortization	$41,237	$30,893	$21,704	$16,730	$15,487
Capital expenditures	$29,474	$28,199	$53,282	$41,421	$13,770
Year-end financial position:
Working capital	$210,639	$116,065	$146,628	$146,973	$107,369
Current ratio	2.7	2.4	2.6	2.8	2.3
Total assets	$619,503	$490,925	$378,535	$326,989	$261,674
Current portion of notes payable	$6,300	$—	$—	$—	$—
Notes payable, net of current portion	$166,564	$170,933	$97,031	$43,559	$50,000

(a)

Income from continuing operations for fiscal 2016 and 2015 includes activity for the period subsequent to our DRP and BTI acquisitions in fiscal 2015. See Note 2 – Acquisitions to the consolidated financial statements for further detail.

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

The results of SWSS, our former security solutions division, are being presented as discontinued operations in the consolidated statements of income for the fiscal years ending April 30, 2015 and 2014. See Note 4 — Discontinued Operations in the notes to consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

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

2016 Highlights

Our fiscal 2016 net sales of $722.9 million represented an increase of 31.0% over our fiscal 2015 net sales. Net sales for our firearm division increased by 23.8% over the prior fiscal year to $657.6 million. Net sales for our accessories division was $65.3 million in fiscal 2016 compared with net sales of $20.6 million for the prior fiscal year, following the BTI Acquisition on December 11, 2014. Income from continuing operations for fiscal 2016 was $94.0 million, or $1.68 per fully diluted share, compared with income from continuing operations of $49.8 million, or $0.90 per fully diluted share, for fiscal 2015. Our operating results for fiscal 2016 were affected by numerous factors, including the following:

•

The 23.8% increase in firearm net sales was driven primarily by the ongoing increased consumer interest in firearms that has occurred over the past several years, as reflected by higher National Instant Criminal Background Check System, or NICS, as well as the impact of news events and the current political environment that appears to have increased demand in the second half of our fiscal year. We also believe that new products, product line extensions for our M&P branded products, specifically our small concealed carry polymer pistols, and annual promotional programs during this time helped to stimulate demand for our products. This increased consumer demand resulted in reduced overall firearm inventory at distributors in spite of increased shipments of the majority of our products into the sporting goods channel. We were able to address the increased demand during the second half of fiscal 2016 because we had built finished goods inventory during the slower summer months and were able to ramp production and outsourcing as well as shift production to better match our output to those products most in demand. The principal products in demand in our handgun category included our lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. For long guns, the principal products in demand were certain of our lower price point modern sporting rifles and bolt action hunting rifles. New products, defined as any new SKU not shipped in the prior year, represented 19.2% of firearm revenue for fiscal 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, a new Performance Center M&P branded ported concealed carry pistol, and many other product line extensions for our M&P branded products. The DRP and BTI Acquisitions represented 10.3% of total net sales for fiscal 2016. The increase in units produced to satisfy the increased consumer demand increased our firearm net sales by 23.5%.

•

Our gross margin increased 5.3 percentage points over the prior fiscal year, primarily as a result of a combination of higher sales volumes from increased demand and favorable manufacturing fixed-cost absorption, offset by higher manufacturing-related spending relative to sales volumes and additional promotional product discounts. Our accessories division recorded gross margin of 49.9% which had a 90 basis point favorable impact on total company gross margin.

•

Income from continuing operations increased $44.1 million, or 88.6%, primarily as the result of higher sales volumes and gross margin as described above combined with the additional sales and margin related to the December 2014 BTI Acquisition, net of the corresponding increase in BTI operating expenses, including acquisition related amortization. In addition, operating expenses were higher in fiscal 2016 because of increased profit sharing and management incentive partially offset by lower professional and acquisition related expenses. Interest expense was higher in fiscal 2016 as a result of the costs associated with retiring our 5.875% Senior Notes in exchange for a lower cost term loan, as described below.

•

On June 15, 2015, we entered into a new credit agreement, or the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes, plus accrued and unpaid interest at the redemption date. On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $1.3 million as of April 30, 2016. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of January 31, 2016, effectively fixed our interest rate on the Term Loan, subject to change based on changes in our consolidated leverage ratio. As of April 30, 2016, our interest rate on the Term Loan was 3.06%.

Our Business

We are one of the world’s leading manufacturers of firearms and a provider of quality accessory products for the shooting, hunting, and rugged outdoor enthusiast. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, hunting, and outdoor accessories, including reloading, gunsmithing, gun cleaning supplies, tree saws, and vault accessories. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 164 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

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

Key Industry Data

Firearms have been subject to legislative actions in the past, and the market has reacted to these actions. There was a substantial increase in sales in the early 1990s during the period leading up to and shortly after the enactment of the Brady Bill. In the period from 1992 through 1994, U.S. handgun sales increased by over 50%, as consumers purchased handguns because of the fear of prohibition of handgun ownership. Sales levels then returned to pre-1992 levels and grew at normal industry growth rates until late in calendar 2008, when sales increased in what appears to be fears surrounding crime and terrorism, an economic downturn, and a change in the White House administration. Similar to the increase in 1992, this increase in sales was temporary in nature and sales returned to more normal levels in fiscal 2010. In late calendar 2012 and early calendar 2013, orders again increased rapidly in what appeared to be in response to fears of renewed legislative activity surrounding restrictions on the sale or makeup of firearms and then returned to more normal levels during fiscal 2015. Orders again increased in fiscal 2016 in what appears to be related to ongoing increased consumer interest in firearms that has occurred over the past several years in addition to consumer reaction to news events and the current political environment. We believe that an expanding base of consumers, the variety of products we offer, and the attractive price points we maintain will be important factors to achieve our goal to increase our market share. Based on data from calendar 2015, we estimate that we have a 19% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just before we acquired Smith & Wesson Corp. in 2001.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Handguns	$485,413	$395,500	$89,913	22.7%	$422,992
Long Guns	127,607	90,178	37,429	41.5%	155,311
Walther	—	506	(506)	-100.0%	5,651
Other Products & Services	44,598	45,038	(440)	-1.0%	42,666
Firearms Division	657,618	531,222	126,396	23.8%	626,620
Accessories Division	65,290	20,640	44,650	216.3%	N/A
Total Net Sales	$722,908	$551,862	$171,046	31.0%	$626,620

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Sporting Goods Distribution Channel	$579,597	$446,798	$132,799	29.7%	$552,017
Professional Channel	62,938	64,439	(1,501)	-2.3%	65,037
Other Products & Services	15,083	19,985	(4,902)	-24.5%	9,566
Firearms Division	657,618	531,222	126,396	23.8%	626,620
Accessories Division	65,290	20,640	44,650	216.3%	N/A
Total Net Sales	$722,908	$551,862	$171,046	31.0%	$626,620

We include domestic handgun, long gun, and parts revenue in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include specialty services and plastic injection molding revenue in other products and services. Effective October 1, 2015, our Thompson/Center accessories were transitioned from our firearms sporting goods distribution channel to our accessories division. Accessories division net sales for fiscal 2016 and fiscal 2015 were primarily into our sporting goods distribution channel.

The following table sets forth certain information regarding firearm units shipped by trade channel for the fiscal years ended April 30, 2016, 2015, and 2014 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change	2014
Handguns	1,565	1,229	336	27.3%	1,324
Long Guns	309	211	98	46.4%	328

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change	2014
Handguns	1,417	1,076	341	31.7%	1,188
Long Guns	290	191	99	51.8%	296

Professional Channel Units Shipped	2016	2015	# Change	% Change	2014
Handguns	148	153	(5)	-3.3%	136
Long Guns	19	20	(1)	-5.0%	32

Fiscal 2016 Net Sales Compared with Fiscal 2015

Net sales in our firearm division for fiscal 2016 increased 23.8% over the prior fiscal year driven primarily by the ongoing increased consumer interest in firearms that has occurred over the past several years, as reflected by higher NICS, as well as the impact of news events and the current political environment impacting the second half of our fiscal year. We also believe that new products, product line extensions for our M&P branded products, specifically our small concealed carry polymer pistols, and annual promotional programs during this time helped to stimulate demand for our products. This increased consumer demand resulted in reduced overall firearm inventory at distribution channels despite increased shipments of the majority of our products into the sporting goods distribution channel. We were able to address the increased demand during the second half of our fiscal year because we had built finished goods inventory during the slower summer months and were able to ramp production and outsourcing as well as shift production to better match our output to those products most in demand. Our handgun revenue increased $89.9 million, or 22.7%, over the prior fiscal year primarily due to increased consumer demand for concealed carry products, which resulted in increased unit shipments of our small concealed carry polymer pistols into our sporting goods distribution channel. The principal handgun products in highest demand included lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. Long gun revenue increased $37.4 million, or 41.5%, over the prior fiscal year as a result of the introduction of a new lower price point modern sporting rifle, increased demand in the sporting goods channel, as supported by increased NICS checks for long guns, and increases in market share as supported by dealer and distributor data. The principal long gun products in demand were certain of our lower price point modern sporting rifles and bolt action hunting rifles. Other products and services revenue were flat compared with the prior fiscal year. New products, defined as any new SKU not shipped in the prior year, represented 19.2% of firearm revenue for fiscal 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, a new Performance Center M&P branded ported concealed carry pistol, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue for fiscal 2016 compared with the prior fiscal year by 30 basis points while increases in the number of units sold impacted firearm revenue by 23.5%.  Our accessories division revenue was $65.3 million, an increase of $44.6 million over revenue of $20.6 million for the prior fiscal year because fiscal 2015 had only 19 weeks of revenue following the BTI Acquisition in December 2014.

Our firearm segment order backlog as of April 30, 2016 was $304.4 million, which was $135.0 million higher than at the end of fiscal 2015. Our accessories segment order backlog as of April 30, 2016 was $6.6 million, which was $3.2 million lower than at the end of fiscal 2015. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Although revenue for handguns increased 22.7%, our handgun unit shipments into the sporting goods distribution channel increased 31.7% over the prior fiscal year as a result of increased shipments of promotional products that lowered our average selling price. Our long gun unit shipments into the sporting goods distribution channel increased 51.8% over the prior fiscal year primarily driven by increased demand on two key products: our lower price point M&P Sport rifle and our Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments were lower than the prior fiscal year because of lower M&P pistol sales to law enforcement agencies as well as lower international shipments to Canada, Italy, and Thailand as a result of economic conditions and delayed export licenses.

Fiscal 2015 Net Sales Compared with Fiscal 2014

Net sales in our firearm division for fiscal 2015 decreased 15.2% from the prior fiscal year. Although consumer demand for handguns, as reflected in NICS background checks, increased over fiscal 2014, we believe that a portion of the consumer demand was satisfied with excess channel inventory. Thus, our handgun revenue decreased $27.5 million, or 6.5%, from the prior fiscal year because of the decrease in sales of our larger frame M&P branded polymer pistol products, partially offset by increased sales of our small concealed carry polymer pistols and revolvers. Revenue for our long guns decreased $65.1 million, or 41.9%, from the prior fiscal year, primarily because of reduced sales of our modern sporting rifles as a result of lower demand, partially offset by increased lower price point sport rifle sales as well as bolt action and single-shot hunting rifle sales. Other products and services revenue increased by 5.6% over the prior fiscal year, primarily as a result of sales of our injection molding products following the DRP Acquisition in early fiscal 2015, which represented 2.0% of firearm revenue, as well as increased handcuff sales. Firearm revenue was positively impacted by a price increase in January 2014 on a selected number of our products. In total, price increases favorably impacted firearm revenue for fiscal 2015 compared with the prior fiscal year by 0.3% while decreases in the number of units sold impacted firearm revenue by 16.6%. New products, defined as any new SKU not shipped in the prior year, represented 17.4% of firearm revenue for fiscal 2015. Our accessories division revenue following the BTI Acquisition in December 2014 represented 3.7% of total revenue for fiscal 2015.

Handgun unit shipments into our sporting goods distribution channel decreased 9.4% for fiscal 2015 compared with fiscal 2014 primarily as a result of reduced shipments of our M&P branded polymer pistols partially offset by increased unit shipments for revolvers. Our long gun unit shipments into the sporting goods distribution channel decreased 35.5% in fiscal 2015 compared with fiscal 2014 primarily because of lower shipments of our modern sporting rifles. In our professional channel, unit shipments were relatively flat in fiscal 2015 compared with fiscal 2014.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change	2014
Cost of sales	$429,096	$356,936	$72,160	20.2%	$367,515
Gross profit	$293,812	$194,926	$98,886	50.7%	$259,105
% of net sales (gross margin)	40.6%	35.3%			41.3%

Firearms Division	2016	2015	$ Change	% Change	2014
Cost of sales	$396,373	$342,663	$53,710	15.7%	$367,515
Gross profit	$261,245	$188,559	$72,686	38.5%	$259,105
% of net sales (gross margin)	39.7%	35.5%			41.3%

Accessories Division	2016	2015	$ Change	% Change	2014
Cost of sales	$32,723	$14,273	$18,450	129.3%	N/A
Gross profit	$32,567	$6,367	$26,200	411.5%	N/A
% of net sales (gross margin)	49.9%	30.8%			N/A

Fiscal 2016 Cost of Sales and Gross Profit Compared with Fiscal 2015

Gross margin for fiscal 2016 increased by 5.3 percentage points over the prior fiscal year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 6.5 percentage point favorable impact. That increased production volume and favorable manufacturing fixed-cost absorption was partially offset by higher manufacturing spending relative to sales volumes and additional expense recorded as a result of promotional product discounts that, when combined, yielded a 3.1 percentage point reduction to gross margin but contributed to our improved production volumes and favorable absorption. In addition, we recorded inventory adjustments that resulted in a favorable impact on gross margin by 50 basis points. Gross margin for our accessories division favorably impacted total company gross margin by 90 basis points for fiscal 2016 in spite of sales of Thompson/Center accessories that were transitioned into our accessories division on October 1, 2015 that generally have lower gross margins. Gross profit of our accessories division for fiscal 2015 included $4.2 million of increased cost of goods sold from the fair value step-up in inventory as a result of the BTI Acquisition in the prior fiscal year and negatively impacted gross margin for that division by 20.1 percentage points.

Fiscal 2015 Cost of Sales and Gross Profit Compared with Fiscal 2014

Gross margin for fiscal 2015 decreased by 6.0 percentage points from the prior fiscal year, primarily as a result of a combination of reduced sales volumes for our higher-margin products, higher spending relative to sales volumes, additional promotional product discounts, and unfavorable manufacturing fixed-cost absorption during fiscal 2015. That additional spending relative to sales volume and unfavorable manufacturing fixed-cost absorption negatively impacted gross margin by 5.4 percentage points, or $67.4 million, and the additional promotional product discounts resulted in a 1.1 percentage point, or $5.9 million, reduction to gross margin. Our price increases made in early calendar 2014 on selected firearm products increased gross margin by 20 basis points, or $1.9 million, and the DRP Acquisition resulted in a favorable impact of 30 basis points on gross margin for fiscal 2015. As a result of the BTI Acquisition, we were required to record $4.2 million of increased cost of goods sold related to the step-up of inventory, which negatively impacted gross margin for that division by 20.1 percentage points and the total company by 80 basis points.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Research and development	$10,005	$6,943	$3,062	44.1%	$5,648
Selling and marketing	42,257	36,033	6,224	17.3%	33,515
General and administrative	82,907	62,322	20,585	33.0%	68,954
Total operating expenses	$135,169	$105,298	$29,871	28.4%	$108,117
% of net sales	18.7%	19.1%			17.3%

Fiscal 2016 Operating Expenses Compared with Fiscal 2015

Research and development expenses increased $3.1 million from the prior fiscal year, primarily because of $1.2 million of increased salaries and benefits and management incentive accruals and $732,000 of increased depreciation expense on machinery and equipment for new product development as well as $1.2 million increased expenses largely due to the full versus partial year of BTI. Selling and marketing expenses increased $6.2 million over the prior fiscal year as a result of our accessories division having only 19 weeks of expenses in the prior fiscal year as a result of the timing of our BTI Acquisition. In addition, increases in salary and benefits and management incentive accruals were almost entirely offset by reduced advertising and promotional expenses. Excluding the $11.5 million increase in general and administrative expense impact caused by a full year of BTI expenses subsequent to the December 2014 BTI Acquisition, general and administrative costs increased $9.1 million over the prior fiscal year, primarily as a result a $5.7 million increase in salary and benefits and management incentive accruals, $5.3 million of increased profit sharing accruals, partially offset by $2.6 million of lower professional and acquisition related expenses and a $1.8 million insurance recovery during fiscal 2016 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter.

Fiscal 2015 Operating Expenses Compared with Fiscal 2014

Research and development expenses increased $1.3 million over the prior fiscal year, primarily because of increased expenses related to new product development testing materials. Selling and marketing expenses increased $2.5 million over the prior fiscal year primarily because of additional co-op advertising and other advertising and promotional expenses offset by decreases in salary and benefit costs. General and administrative costs decreased $6.6 million from the prior fiscal year and reflected a $7.5 million reduction from eliminating management incentive compensation expense, a $4.8 million reduction in profit sharing expense, a $3.7 million reduction in stock-based compensation expense, and a $3.2 million reduction in professional fees, primarily relating to consulting services for training and post-implementation support of our ERP system, all of which were partially offset by $3.6 million of intangible amortization expense as a result of the BTI Acquisition, $2.1 million of acquisition-related costs, and $1.7 million of additional depreciation expense.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Operating income	$158,643	$89,628	$69,015	77.0%	$150,988
% of net sales (operating margin)	21.9%	16.2%			24.1%

Fiscal 2016 Operating Income from Continuing Operations Compared with Fiscal 2015

For fiscal 2016, operating income from continuing operations increased $69.0 million over the prior fiscal year, primarily because of higher sales and production volumes for most of our firearm products and the related gross margin impacts as well as the increased sales and margin impacts of owning BTI for a full year, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased profit-related compensation expense, and additional intangible amortization recorded as a result of the BTI Acquisition.

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

Other (Expense)/Income

The following table sets forth certain information regarding other (expense)/income for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Other (expense)/income	$(22)	$39	$(61)	-156.4%	$(2,154)

Other expense for fiscal 2014 included a $2.0 million expense related to the resolution of an SEC investigation.

Interest Expense

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Interest expense	$13,704	$11,330	$2,374	21.0%	$12,261

Interest expense increased by $2.4 million primarily as a result of $2.9 million of Senior Note call premium and the write off of $1.7 million of unamortized debt issuance costs, which were expensed in connection with replacing the then-outstanding $100.0 million 5.875% Senior Notes on June 15, 2015, which were replaced with a $105.0 million floating interest rate Term Loan that has been fixed at 3.06% by entering into an interest rate swap agreement. The additional expense for the call premium and debt issuance write off costs was offset by lower interest rate debt subsequent to the Credit Facility restructure.

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

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Income tax expense	$51,135	$28,905	$22,230	76.9%	$48,095

Our income tax expense for fiscal 2016 increased $22.2 million over the prior fiscal year because of higher operating profit partially offset by a decrease in effective tax rate. Our effective tax rate for the fiscal year ended April 30, 2016 was 35.24%, which was a decrease of 1.47% from the effective tax rate of 36.71% for the fiscal year ended April 30, 2015 due to a proportionately larger increase in permanent book versus tax differences as well as a reduction in state taxes.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change	2014
Income from continuing operations	$93,958	$49,827	$44,131	88.6%	$88,627
Income per share from continuing operations
Basic	$1.72	$0.92	$0.80	87.0%	$1.51
Diluted	$1.68	$0.90	$0.78	86.7%	$1.47

Fiscal 2016 Income from Continuing Operations Compared with Fiscal 2015

Income from continuing operations of $94.0 million for fiscal 2016 was $44.1 million higher than the $49.8 million for the prior fiscal year, primarily because of higher revenue and gross margin as described above combined with a full year of operating results for BTI. In addition, operating expenses were higher in the current fiscal year because of increased profit sharing and management incentive, partially offset by lower professional and acquisition related expenses. Interest expense was higher in the current fiscal year as a result of retiring our 5.875% Senior Notes in exchange for a lower cost term loan. The increased call premium and debt issuance write off costs as a result of retiring our 5.875% Senior Notes as well as additional intangible amortization expense recorded as a result of the BTI Acquisition negatively impacted net income per diluted share by $0.17 per share, when combined.

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

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2016, 2015, and 2014 (dollars in thousands):

	2016	2015	$ Change	% Change	2014
Operating activities	$168,557	$114,807	$53,750	46.8%	$90,206
Investing activities	(31,992)	(186,057)	154,065	82.8%	(62,616)
Financing activities	12,492	44,612	(32,120)	(72.0)%	(59,217)
Total cash flow	$149,057	$(26,638)	$175,695	(659.6)%	$(31,627)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash flows from operating activities in fiscal 2016 were $168.6 million, or $53.8 million higher than for the prior fiscal year. Cash generated by operating activities for fiscal 2016 was favorably impacted by increased net income of $54.7 million before depreciation and amortization, $13.0 million of increased accounts payable resulting from an effort by procurement to negotiate longer terms with suppliers as well as timing of inventory purchases, $11.2 million of higher payroll accruals because of increased management incentive accruals, and $5.3 million of higher profit sharing accruals because of higher operating profit, partially offset by $2.3 million of increased accounts receivable related to the timing of firearms sales.

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

Investing Activities

Cash used in investing activities was $32.0, or $154.1 million lower for fiscal 2016 compared with the prior fiscal year, primarily because of the $159.2 million of payments made for acquisitions in the prior fiscal year compared with $1.2 million in the current fiscal year. Slightly offsetting the impact of acquisitions is an increase in cash used for deposits on machinery in the current year of $2.6 million as compared with the prior fiscal year. In addition, we recorded capital spending of $29.5 million, an increase of $1.3 million compared with the prior fiscal year. Major capital expenditures in fiscal 2016 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

Cash used in investing activities was $186.1 million, or $123.4 million higher for fiscal 2015 compared with the prior fiscal year, primarily as a result of $135.4 million of payments for the BTI Acquisition and to acquire substantially all of the net assets of Hooyman LLC, and a $23.8 million payment for the DRP Acquisition, partially offset by $3.5 million of refunds of deposits for machinery and equipment. We also recorded capital spending of $28.2 million, a reduction of $25.1 million compared with the prior fiscal year.

Financing Activities

Cash provided by financing activities was $12.5 million, or $32.1 million lower for fiscal 2016 compared with the prior fiscal year. Cash provided by financing activities during the current fiscal year was primarily impacted by receiving $11.3 million of proceeds from the exercise of options to acquire our common stock. The $105.0 million of borrowings on our new Term Loan was entirely offset by the retirement of the $100.0 million outstanding principal balance of 5.875% Senior Notes  in June 2015 and subsequent quarterly payments on the Term Loan totaling $4.7 million. We paid $1.0 million of debt issuance costs related to the Credit Agreement as discussed below.

Cash provided by financing activities was $44.6 million for fiscal 2015 compared with cash used in financing activities of $59.2 million for fiscal 2014. Cash provided by financing activities was primarily a result of $75.0 million of proceeds related to the issuance of our 5.000% Senior Notes, partially offset by our completed $30.0 million stock repurchase program. We also paid $2.4 million of debt issuance costs related to the 5.000% Senior Notes issuance as discussed in Note 6 to our consolidated financial statements.

During the past three fiscal years, our board of directors authorized the repurchase of $195.0 million of our common stock through multiple stock repurchase programs, of which $50.0 million remained authorized to repurchase, subject to certain conditions, in the open market or in privately negotiated transactions as of April 30, 2016. Since fiscal 2014, we repurchased 10.8 million shares of our common stock in the open market for $129.4 million and 1.4 million shares of our common stock pursuant to a tender offer for $15.6 million utilizing cash on hand.

During fiscal 2015, we partially exercised an accordion feature on our line of credit to increase it by $50.0 million to $125.0 million, and on December 11, 2014, we borrowed $100.0 million on our expanded line of credit to fund the BTI Acquisition. We repaid the entire $100.0 million of borrowings under our line of credit during the fourth quarter of fiscal 2015. On April 13, 2015, we exercised the remaining $50.0 million expansion under the accordion feature of our credit agreement to increase the line of credit available to us to $175.0 million.

On June 15, 2015, we entered into a Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line and $100.3 million outstanding on our Term Loan as of April 30, 2016. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our then outstanding 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 6 – Notes Payable and Financing Arrangements in the notes to the consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $1.3 million as of April 30, 2016. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of January 31, 2016, effectively fixed our interest rate on the Term Loan, subject to change based on changes in our consolidated leverage ratio. As of April 30, 2016, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2016.

At April 30, 2016, we had $191.3 million in cash and cash equivalents on hand.

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

Inflation

We do not believe that inflation had a material impact on us during fiscal 2016, 2015, or 2014.

Critical Accounting Policies

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were recorded in fiscal 2016, 2015, or 2014 based on the review of long-lived tangible and intangible assets.

In accordance with Accounting Standards Codification, or ASC, 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the reporting unit to its carrying amount, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our operations in two reporting units: firearms and accessories. As of April 30, 2016, we have recorded $76.4 million of goodwill, of which, $13.8 million was recorded as a result of our DRP Acquisition and $62.6 million was recorded as a result of our BTI Acquisition and subsequent acquisitions by BTI.

We estimate the fair value of our firearms and accessories business units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the reporting units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the reporting unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our reporting units. The foregoing assumptions could deviate materially from actual results. Based on our annual impairment assessment, we determined that the fair value of our firearms and accessories reporting units were significantly in excess of their respective book values.

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

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2016 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$194,705	$13,055	$97,556	$84,094	$—
Capital lease obligation	1,494	1,494	—	—	—
Operating lease obligations	14,443	2,122	3,994	3,759	4,568
Purchase obligations	67,154	67,154	—	—	—
Total obligations	$277,796	$83,825	$101,550	$87,853	$4,568

During fiscal 2016, we entered into our credit facility, which consists of a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We used the proceeds from the Term Loan to redeem the then outstanding $100.0 million principal balance of our 5.875% Senior Notes, plus accrued interest and unpaid interest to the redemption date, in June 2015. Included in the above long-term debt obligation is $11.1 million of contractually obligated interest payments pertaining to the $100.3 million remaining balance of our Term Loan, which represents interest payments through July 15, 2020.

During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes to various institutional investors. Included in the above long-term debt obligation is $8.3 million of contractually obligated interest payments pertaining to the $75.0 million remaining balance of our 5.000% Senior Notes, which represents interest payments through July 15, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our Credit Agreement, which consists of a $175.0 million revolving line of credit and a $105.0 million Term Loan, that bear interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2016, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 1.94% to 2.13% per annum if we had selected the LIBOR rate option. We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 3.06%, which is subject to change based on our consolidated leverage ratio.

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

Item 9A. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Smith & Wesson Holding Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 as stated in their report dated June 16, 2016, on page F-2 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, and Treasurer

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2016, 2015, and 2014 is set forth on page F-32 of this report.

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

10.106(a)	First Amendment to Master Letter of Credit Agreement, dated as of June 15, 2015, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp.(17)

10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(18)

10.108*	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(19)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(19)

10.110*	2013 Incentive Stock Plan(20)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2014 Incentive Stock Plan for awards made beginning in April 2014(21)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014(17)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(17)

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(21)

10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(17)

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto(17)

16	Letter of BDO USA, LLP to the Securities and Exchange Commission dated June 25, 2014(22)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

23.2	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm

Exhibit Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 11, 2004.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 20, 2015.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(5)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(9)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(14)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 15, 2015.
(17)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(18)	Incorporated by reference to the Registrant’s Amendment No.2 to Schedule TO filed with the SEC on July 10, 2013.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(20)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(21)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 16, 2016
P. James Debney

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	June 16, 2016
Jeffrey D. Buchanan

/s/ Barry M. Monheit	Chairman of the Board	June 16, 2016
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 16, 2016
Robert L. Scott

/s/ Robert H. Brust	Director	June 16, 2016
Robert H. Brust

/s/ John B. Furman	Director	June 16, 2016
John B. Furman

/s/ Gregory J. Gluchowski, Jr.	Director	June 16, 2016
Gregory J. Gluchowski, Jr.

/s/ Michael F. Golden	Director	June 16, 2016
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 16, 2016
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 16, 2016
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of Smith & Wesson Holding Corporation and subsidiaries (the "Company") as of April 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15 for the years ended April 30, 2016 and 2015. We also have audited the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, such 2016 and 2015 consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, for the years 2016 and 2015, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

June 16, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Smith & Wesson Holding Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated statement of income and comprehensive income, changes in stockholders’ equity, and cash flows of Smith & Wesson Holding Corporation and subsidiaries (the “Company”) for the year ended April 30, 2014. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended April 30, 2014 listed in the accompanying index. The financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Smith & Wesson Holding Corporation’s operations and their cash flows for the year ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended April 30, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Boston, Massachusetts June 19, 2014

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2016	April 30, 2015
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$191,279	$42,222
Accounts receivable, net of allowance for doubtful accounts of $680 on April 30, 2016 and $722 on April 30, 2015	57,792	55,280
Inventories	77,789	76,895
Prepaid expenses and other current assets	4,307	6,306
Deferred income taxes	—	16,373
Income tax receivable	2,064	—
Total current assets	333,231	197,076
Property, plant, and equipment, net	135,405	133,844
Intangibles, net	62,924	73,768
Goodwill	76,357	75,426
Other assets	11,586	10,811
	$619,503	$490,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,513	$32,360
Accrued expenses	28,447	24,302
Accrued payroll and incentives	18,784	7,556
Accrued income taxes	5,960	4,224
Accrued profit sharing	11,459	6,165
Accrued warranty	6,129	6,404
Current portion of notes payable	6,300	—
Total current liabilities	122,592	81,011
Deferred income taxes	12,161	33,905
Notes payable, net of current portion	166,564	170,933
Other non-current liabilities	10,370	10,706
Total liabilities	311,687	296,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 71,558,633 shares issued and 55,996,011 shares outstanding on April 30, 2016 and 69,625,081 shares issued and 54,062,459 shares outstanding on April 30, 2015	72	70
Additional paid-in capital	239,505	219,198
Retained earnings	241,310	147,352
Accumulated other comprehensive (loss)/income	(748)	73
Treasury stock, at cost (15,562,622 shares on April 30, 2016 and April 30, 2015)	(172,323)	(172,323)
Total stockholders’ equity	307,816	194,370
	$619,503	$490,925

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended April 30,
	2016	2015	2014
	(In thousands, except per share data)
Net sales	$722,908	$551,862	$626,620
Cost of sales	429,096	356,936	367,515
Gross profit	293,812	194,926	259,105
Operating expenses:
Research and development	10,005	6,943	5,648
Selling and marketing	42,257	36,033	33,515
General and administrative	82,907	62,322	68,954
Total operating expenses	135,169	105,298	108,117
Operating income	158,643	89,628	150,988
Other (expense)/income:
Other (expense)/income, net	(22)	39	(2,154)
Interest income	176	395	149
Interest expense	(13,704)	(11,330)	(12,261)
Total other (expense)/income, net	(13,550)	(10,896)	(14,266)
Income from continuing operations before income taxes	145,093	78,732	136,722
Income tax expense	51,135	28,905	48,095
Income from continuing operations	93,958	49,827	88,627
Discontinued operations:
Loss from operations of discontinued security solutions division	—	(297)	(456)
Income tax benefit	—	(83)	(1,134)
(Loss)/income from discontinued operations	—	(214)	678
Net income	93,958	49,613	89,305
Comprehensive income:
Change in unrealized loss on interest rate swap	(1,289)	—	—
Other comprehensive loss, before income taxes	(1,289)	—	—
Income tax benefit on other comprehensive loss	468	—	—
Other comprehensive loss, net of tax	(821)	—	—
Comprehensive income	$93,137	$49,613	$89,305
Net income per share:
Basic - continuing operations	$1.72	$0.92	$1.51
Basic - total	$1.72	$0.92	$1.52
Diluted - continuing operations	$1.68	$0.90	$1.47
Diluted - total	$1.68	$0.90	$1.49
Weighted average number of common shares outstanding:
Basic	54,765	53,988	58,668
Diluted	55,965	55,228	60,114
The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	(Loss)/Income	Shares	Amount	Equity

Balance at April 30, 2013	67,597	$68	$199,120	$8,434	$73	3,300	$(26,396)	$181,299
Exercise of employee stock options	732	1	1,998	—	—	—	—	1,999
Repurchase of treasury stock	—	—	—	—	—	10,158	(115,887)	(115,887)
Stock-based compensation	—	—	8,212	—	—	—	—	8,212
Excess tax benefit for stock-based compensation	—	—	2,647	—	—	—	—	2,647
Shares issued under employee stock purchase plan	176	—	1,316	—	—	—	—	1,316
Issuance of common stock under restricted stock unit awards, net of shares surrendered	305	—	(2,068)	—	—	—	—	(2,068)
Net income	—	—	—	89,305	—	—	—	89,305
Balance at April 30, 2014	68,810	69	211,225	97,739	73	13,458	(142,283)	166,823
Exercise of employee stock options	366	1	1,813	—	—	—	—	1,814
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	5,808	—	—	—	—	5,808
Excess tax benefit for stock-based compensation	—	—	771	—	—	—	—	771
Shares issued under employee stock purchase plan	163	—	1,289	—	—	—	—	1,289
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(1,708)	—	—	—	—	(1,708)
Net income	—	—	—	49,613	—	—	—	49,613
Balance at April 30, 2015	69,625	70	219,198	147,352	73	15,563	(172,323)	194,370
Proceeds from exercise of employee stock options	1,490	2	9,568	—	—	—	—	9,570
Stock-based compensation	—	—	6,472	—	—	—	—	6,472
Excess tax benefit for stock-based compensation	—	—	5,218	—	—	—	—	5,218
Shares issued under employee stock purchase plan	158	—	1,695	—	—	—	—	1,695
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(821)	—	—	(821)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(2,646)	—	—	—	—	(2,646)
Net income	—	—	—	93,958	—	—	—	93,958
Balance at April 30, 2016	71,559	$72	$239,505	$241,310	$(748)	15,563	$(172,323)	$307,816

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$93,958	$49,613	$89,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,237	30,893	21,704
Loss on sale/disposition of assets	256	267	150
Provision for losses on notes and accounts receivable	511	122	(214)
Deferred income taxes	(4,448)	2,341	(1,463)
Stock-based compensation expense	6,472	5,808	8,212
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	(2,254)	10,983	(9,588)
Inventories	(804)	25,662	(23,744)
Prepaid expenses and other current assets	1,999	(569)	(1,856)
Income tax payable	(328)	8,965	(1,534)
Accounts payable	13,048	(7,345)	6,468
Accrued payroll and incentives	11,228	(9,525)	2,720
Accrued profit sharing	5,294	(4,895)	1,473
Accrued expenses	3,929	1,361	(467)
Accrued warranty	(275)	891	(244)
Other assets	(237)	(348)	(356)
Other non-current liabilities	(1,029)	583	(360)
Net cash provided by operating activities	168,557	114,807	90,206
Cash flows from investing activities:
Payments for the net assets of Tri-Town Precision Plastics, Inc.	—	(23,805)	—
Payments to acquire Battenfeld Technologies, Inc., net of cash acquired	—	(135,437)	—
Payments to acquire PowerTech, Inc.	(1,220)	—	—
(Deposits)/refunds on machinery and equipment	(1,128)	1,431	(9,269)
Receipts from note receivable	84	81	77
Payments to acquire patents and software	(315)	(392)	(243)
Proceeds from sale of property and equipment	61	264	101
Payments to acquire property and equipment	(29,474)	(28,199)	(53,282)
Net cash used in investing activities	(31,992)	(186,057)	(62,616)
Cash flows from financing activities:
Proceeds from loans and notes payable	105,000	175,000	101,584
Cash paid for debt issuance costs	(1,024)	(2,558)	(3,791)
Payments on capital lease obligation	(596)	(596)	(596)
Payments on notes payable	(104,725)	(100,000)	(45,143)
Proceeds from Economic Development Incentive Program	—	640	722
Payments to acquire treasury stock	—	(30,040)	(115,887)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	11,265	3,103	3,315
Payment of employee withholding tax related to restricted stock units	(2,646)	(1,708)	(2,068)
Excess tax benefit of stock-based compensation	5,218	771	2,647
Net cash provided by/(used in) financing activities	12,492	44,612	(59,217)
Net increase/(decrease) in cash and cash equivalents	149,057	(26,638)	(31,627)
Cash and cash equivalents, beginning of period	42,222	68,860	100,487
Cash and cash equivalents, end of period	$191,279	$42,222	$68,860
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$13,007	$8,617	$7,688
Income taxes	50,924	16,926	48,778

The accompanying notes are an integral part of these consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Years Ended April 30,
	2016	2015	2014

Purchases of property and equipment included in accounts payable	$2,005	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Organization — We are one of the world’s leading manufacturers of firearms and a provider of quality accessory products for the shooting, hunting, and rugged outdoor enthusiast. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, hunting, and outdoor accessories, including reloading, gunsmithing, gun cleaning supplies, tree saws, and vault accessories. We sell our products under the Smith & Wesson, M&P, Thompson/Center Arms, Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.

We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut; and we develop and market our accessories products at our facility in Columbia, Missouri. We plan to continue to capitalize on the goodwill developed through our historic 164 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

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

On February 26, 2016, we acquired substantially all of the net assets of PowerTech, Inc., for $1.2 million, utilizing cash on hand. PowerTech, Inc., is a manufacturer of tactical flashlights, universal LED lights, and personal pocket lights designed for military, law enforcement, and sporting enthusiasts primarily utilizing the Smith & Wesson and M&P brands. We transitioned and relocated its operations to our Columbia, Missouri facility.

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

The goodwill that was recorded relating to the DRP Acquisition resulted from expected synergies related to vertically integrating a key component of our manufacturing operations as well as increased flexibility within our supply chain. This goodwill will be deductible for tax purposes and amortized over 15 years and is included in our firearm segment.

We amortize customer relationships in proportion to expected yearly revenue generated from the customer lists acquired or products to be sold. We amortized order backlog over the contract lives as they were executed. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
		Life
	Amount	(In years)
Customer relationships	$840	3.3
Order backlog	150	1.0
	$990

Pro forma results of operations assuming that this acquisition had occurred on May 1, 2014 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

BTI Acquisitions

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

Based in Columbia, Missouri, BTI is a provider of hunting and shooting accessories, which develops, produces, and delivers innovative, high-quality products under several brands.

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

General and administrative costs include $1.7 million of acquisition-related costs incurred for the year ended April 30, 2015 related to the BTI Acquisition.

The goodwill that was recorded relating to the BTI Acquisition resulted from our ability to expand our presence in the firearm accessories market and leverage BTI’s broad portfolio of hunting and shooting accessories brands. Previously acquired goodwill of $12.0 million will be deductible for tax purposes over its remaining useful life. The remaining goodwill recorded as a result of the BTI Acquisition is not expected to be deductible for tax purposes. We allocated all of the goodwill recorded as result of the BTI Acquisition to our accessories segment.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that were acquired. We amortized order backlog over the contract lives as they were executed. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

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
	$72,550

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2014 (in thousands, except per share data):

For the Year Ended
April 30, 2015
Net sales	$582,875
Income from continuing operations	50,396
Net income per share - diluted	0.91

The unaudited pro forma income from continuing operations for the year ended April 30, 2015 has been adjusted to reflect increased amortization of intangibles as if the acquisition had occurred on May 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2014 or the results that may be achieved in future periods.

3. Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include the accrual for warranty, reserves for excess and obsolete inventory, and valuation of intangible assets. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Smith & Wesson Holding Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp., Thompson/Center Arms Company, LLC, Deep River Plastics, LLC, BTI, reported as our accessories division, and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2016 and 2015 and for the periods presented, have been included. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2016, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. The fair value of our Term Loan is equal to the carrying value as of April 30, 2016. The fair value of the 5.000% Senior Notes as of April 30, 2016 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap of $1.3 million as of April 30, 2016 was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy.

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

For our fiscal year ended April 30, 2016 and 2015, we did not have any customers that exceeded 10% of net sales or 10% of accounts receivable. However, one of our customers accounted for approximately 13.4% of our net sales for the year ended April 30, 2014.

Inventories — We value firearm inventories, consisting primarily of finished firearms, finished firearm components, as well as related products, and accessories inventories, at the lower of cost, using the first-in, first-out, or FIFO method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory components, past history, and expected future usage.

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

Segment Information — We have two reportable segments: one for our firearm division and a second for our accessories division. See Note 20 – Segment Reporting for more information regarding our segments.

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

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2016	2015	2014
Net income
Income from continuing operations	$93,958	$49,827	$88,627
(Loss)/income from discontinued operations	—	(214)	678
Net income	$93,958	$49,613	$89,305
Weighted average shares outstanding — Basic	54,765	53,988	58,668
Dilutive effect of stock option and award plans	1,200	1,240	1,446
Diluted shares outstanding	55,965	55,228	60,114
Earnings per share — Basic
Income from continuing operations	$1.72	$0.92	$1.51
Income from discontinued operations	$—	$—	$0.01
Net income	$1.72	$0.92	$1.52
Earnings per share — Diluted
Income from continuing operations	$1.68	$0.90	$1.47
Income from discontinued operations	$—	$—	$0.01
Net income	$1.68	$0.90	$1.49

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the year ended April 30, 2016. For fiscal 2015, and 2014, 73,546, and 77,622 shares of common stock, respectively, issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were recorded in fiscal 2016, 2015, or 2014 based on the review of long-lived tangible and intangible assets.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. For the firearms and accessories reporting units, the impairment test compares the fair value of the reporting unit to its carrying amount to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate in two reporting units: firearms and accessories. As of April 30, 2016, we had $76.4 million of goodwill, of which $13.8 million related to our DRP Acquisition and $62.6 million related to our BTI Acquisition and subsequent acquisitions by BTI.

We estimate the fair value of our firearms and accessories business units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the reporting units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the reporting unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our reporting units. The foregoing assumptions could deviate materially from actual results. Based on our annual impairment assessment, we determined that the fair value of our firearms and accessories reporting units were significantly in excess of their respective book values.

Income Taxes — We use the asset and liability approach for financial accounting and reporting income taxes. The provision for income taxes is based upon income reported in the accompanying consolidated financial statements as required by ASC 740-10, Accounting for Income Taxes. We determine deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities and measure them by applying enacted rates and laws expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes. We recognize the effect on deferred taxes and liabilities of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

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

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts in the past. As of April 30, 2016, we estimate the remaining cost of our recalls and safety alerts to be $4.0 million, which is recorded in the accrued warranty balance. Warranty expense for the fiscal years ended April 30, 2016, 2015, and 2014 amounted to $2.5 million, $4.3 million, and $3.6 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2016, 2015, and 2014 (in thousands):

	April 30, 2016	April 30, 2015	April 30, 2014
Beginning Balance	$8,653	$7,565	$8,423
Warranties issued and adjustments to provisions	2,546	4,292	3,620
Warranty claims	(2,796)	(3,204)	(4,478)
Ending Balance	$8,403	$8,653	$7,565

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that are not dependent on the volume of sales, we record promotional costs in cost of goods sold. The total of these promotional programs amounted to $20.7 million, $6.9 million, and $1.6 million for the fiscal years ended April 30, 2016, 2015, and 2014, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $6.5 million, $2.8 million, and $1.9 million for fiscal 2016, 2015, and 2014, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. We included our costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold.

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $10.0 million per occurrence; however, we believe the likelihood of reaching the maximum per occurrence limit is remote. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

Recently Issued Accounting Standard — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. Early adoption is not permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s is the same as the effective date for ASU No. 2014-09. We are currently evaluating the impact, if any, that these ASUs will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015 and require retrospective application. We elected to early adopt ASU 2015-03 in the first quarter of fiscal 2016. Accordingly, unamortized debt issuance costs of $4.1 million as of April 30, 2015, which were previously included in other assets, are included in notes payable in the accompanying consolidated balance sheet.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the current requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization, and similar items, if any, resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We elected to early adopt ASU 2015-16 in the second quarter of fiscal 2016. As a result of the early adoption, goodwill was not restated for measurement period adjustments during the year ended April 30, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The amendments to this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is permitted. In addition, the new guidance can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We elected to early adopt ASU 2015-17 in the fourth quarter of fiscal 2016 on a prospective basis. We have classified all deferred tax assets and liabilities as non-current in our classified balance sheet as of April 30, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The amendments of this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, early adoption is permitted.  We are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

4. Discontinued Operations

During fiscal 2013, we committed to a plan to divest the assets, liabilities, and ongoing operations of our security solutions division. Accordingly, the operating results of this discontinued division are presented as discontinued operations as a separate line in the consolidated statements of income for all periods presented. The amounts reported for the fiscal years ended April 30, 2015 and 2014 relate primarily to legal fees associated with retained liabilities.

5. Goodwill

The changes in the carrying amount of goodwill for the year ended April 30, 2016 by reporting segment are as follows:

	Firearms	Accessories	Total
	Division	Division	Goodwill

Balance as of April 30, 2015	$13,770	$61,656	$75,426
Measurement period adjustments	—	738	738
Acquisitions	—	193	193
Balance as of April 30, 2016	$13,770	$62,587	$76,357

6. Notes Payable and Financing Arrangements

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

On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $100.3 million remains outstanding as of April 30, 2016. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of April 30, 2016, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 1.94% to 2.13% per annum if we had selected the LIBOR rate option. The Term Loan, which bears interest at a variable rate, was entered into for the purpose of redeeming the entire $100.0 million of then outstanding 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, we redeemed our 5.875% Senior Notes for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. As part of the redemption, in fiscal 2016, we wrote off $1.7 million of debt-issue costs related to the 5.875% Senior Notes.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of April 30, 2016, our interest rate on the Term Loan is 3.06%.

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2016, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on April 30, 2016 was a liability of $1.3 million and was included in other long-term liabilities on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months. As of April 30, 2016, the effective interest rate of our Term Loan was 3.06%.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our 5.000% Senior Notes as of April 30, 2016 approximates fair value in considering Level 2 inputs within the hierarchy.

Debt Issuance Costs — We recorded, in notes payable, $1.0 million and $2.6 million of debt issuance costs for the fiscal years ended April 30, 2016 and 2015, respectively. These costs are being amortized to expense over the life of the credit facility or the 5.000% Senior Notes Indenture. In total, we amortized $2.7 million, $1.5 million, and $1.9 million to interest expense for all debt issuance costs in fiscal 2016, 2015, and 2014, respectively, including write-offs related to extinguishment.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit — At April 30, 2016, we had outstanding letters of credit aggregating $1.0 million.

7. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2016, 2015, and 2014, respectively (in thousands):

	For the Year Ended April 30,
	2016	2015	2014
Handguns	$485,413	$395,500	$422,992
Long Guns	127,607	90,178	155,311
Walther	—	506	5,651
Other Products & Services	44,598	45,038	42,666
Firearm Division	657,618	531,222	626,620
Accessories Division	65,290	20,640	N/A
Total Net Sales	$722,908	$551,862	$626,620

All of our firearms are currently sold under our Smith & Wesson, M&P, and Thompson/Center Arms brands. In addition, through our Performance Center, we offer small, specialized, and enhanced models sold under the Smith & Wesson and M&P brands. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. We sell accessories under our Caldwell Shooting Supplies, Wheeler Engineering, Tipton Gun Cleaning Supplies, Thompson/Center Arms, Frankford Arsenal Reloading Tools, Lockdown Vault Accessories, Hooyman Premium Tree Saws, BOG-POD, and Golden Rod Moisture Control brands.  Our accessories customers are generally businesses, retailers, and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 3%, 4%, and 3% of total net sales for the fiscal years ended April 30, 2016, 2015, and 2014, respectively (in thousands):

	For the Year Ended April 30,
Region	2016	2015	2014

Europe	$8,913	$8,164	$6,279
Asia	3,989	1,463	1,766
Latin America	2,593	1,643	200
All others international	9,120	11,570	9,605

Total international net sales	$24,615	$22,840	$17,850

We had no assets relating to our firearm business located outside the United States during any of the periods presented; we own tooling relating to our accessories business that is located at various suppliers in Asia.

8. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing expenses for the fiscal years ended April 30, 2016, 2015, and 2014, amounted to $21.8 million, $20.2 million, and $19.5 million, respectively.

9. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2016 and 2015 (in thousands):

	April 30, 2016	April 30, 2015

Machinery and equipment	$211,186	$191,480
Software and hardware	34,642	30,945
Building and improvements	23,388	19,946
Land and improvements	3,235	3,214

	272,451	245,585
Less: Accumulated depreciation and amortization	(142,137)	(116,663)

	130,314	128,922
Construction in progress	5,091	4,922

Total property, plant, and equipment, net	$135,405	$133,844

Depreciation of tangible assets and amortization of software expense amounted to $27.8 million, $24.8 million, and $19.1 million for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2016, 2015, and 2014 (in thousands):

	For the Year Ended April 30,
	2016	2015	2014
Cost of products and services sold	$22,332	$20,640	$16,505
Research and development	1,136	403	325
Selling and marketing	221	255	207
General and administrative (a)	14,869	8,134	2,720
Interest expense	2,679	1,461	1,947
Total depreciation and amortization	$41,237	$30,893	$21,704

(a)	General and administrative expenses for fiscal 2016 and 2015 include $9.9 million and $3.6 million, respectively, of amortization recorded as a result of the BTI Acquisition.

10. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2016 and 2015 (in thousands):

	April 30, 2016	April 30, 2015
Finished goods	$26,574	$28,240
Finished parts	32,804	34,269
Work in process	9,263	7,492
Raw material	9,148	6,894
Total inventories	$77,789	$76,895

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Intangible Assets

The following table presents a summary of intangible assets as of April 30, 2016 and 2015 (in thousands):

	April 30, 2016			April 30, 2015
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,560	$(6,423)	$22,137	$28,260	$(1,633)	$26,627
Developed technology	16,430	(2,890)	13,540	16,630	(1,014)	15,616
Patents, trademarks, and trade names	36,076	(9,262)	26,814	36,378	(5,303)	31,075
	81,066	(18,575)	62,491	81,268	(7,950)	73,318
Patents in progress	433	—	433	450	—	450
	$81,499	$(18,575)	$62,924	$81,718	$(7,950)	$73,768

Intangible assets with determinable lives are amortized over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $10.7 million, $4.6 million, and $645,000 for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

The following table represents future expected amortization expense as of April 30, 2016, which will primarily be recorded in our accessories segment (in thousands):

Fiscal	Amount
2017	$10,673
2018	9,896
2019	8,670
2020	7,496
2021	6,501
Thereafter	19,255
Total	$62,491

12. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2016 and 2015 (in thousands):

	April 30, 2016	April 30, 2015
Accrued rebates and promotions	$7,937	$4,126
Accrued taxes other than income	5,931	5,281
Accrued employee benefits	4,326	3,065
Accrued professional fees	2,195	2,335
Current portion of capital lease obligation	1,455	496
Interest payable	1,218	3,362
Accrued other	5,385	5,637
Total accrued expenses	$28,447	$24,302

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Fair Value Measurement

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $191.3 million and $42.2 million as of April 30, 2016 and 2015, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The fair value of our Term Loan is equal to the carrying value of April 30, 2016. The fair value of our 5.000% Senior Notes as of April 30, 2016 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as our Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 6.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

14. Self-Insurance Reserves

As of April 30, 2016 and 2015, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $10.1 million and $9.6 million, respectively, of which $5.8 million and $6.2 million, respectively, were classified as other non-current liabilities. As of April 30, 2016 and 2015, $4.3 million were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2016 and 2015, $621,000 and $587,000 of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2016, 2015, and 2014 (in thousands):

	For the Year Ended April 30,
	2016	2015	2014

Beginning balance	$9,610	$9,185	$9,570
Additional provision charged to expense	16,781	12,925	10,721
Payments	(16,309)	(12,500)	(11,106)

Ending balance	$10,082	$9,610	$9,185

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with litigation counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2016 and 2015, we had accrued reserves for product and municipal litigation liabilities of $3.8 million (of which $3.1 million were non-current), consisting entirely of expected legal defense costs. In addition, as of April 30, 2016 and 2015, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets with $25,000 classified as other current assets.

15. Stockholders’ Equity

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of April 30, 2016, there we no share repurchases under this stock repurchase program.

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

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2016, 2015, and 2014 are as follows:

	For the Year Ended April 30,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	1,879,630	$6.37	2,258,349	$6.15	3,019,127	$ 5.31
Exercised during the period	(1,490,270)	6.42	(365,719)	4.96	(732,778)	2.73
Canceled/forfeited during period	—	—	(13,000)	7.98	(28,000)	5.59
Options outstanding, end of period	389,360	$6.16	1,879,630	$6.37	2,258,349	$ 6.15
Weighted average remaining contractual life	5.04 years		5.02 years		6.04 years
Options exercisable, end of period	389,360	$6.16	1,878,464	$6.36	1,873,494	$ 6.29
Weighted average remaining contractual life	5.04 years		5.02 years		5.75 years

As of April 30, 2016, there were 5,428,331 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted share awards, RSUs, PSUs, and Employee Stock Purchase Plan, or ESPP, issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2016, 2015, and 2014 was $6.1 million, $16.1 million, and $20.8 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2016, 2015, and 2014 was $6.1 million, $16.0 million, and $17.0 million, respectively. The aggregate intrinsic value of the options exercised for the years ended April 30, 2016, 2015, and 2014 was $27.2 million, $2.9 million, and $7.3, respectively. At April 30, 2016, there were no unrecognized compensation cost of outstanding options.

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorized the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our Board of Directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2016, 2015, and 2014, 157,674, 161,456, and 176,204 shares, respectively, were purchased under our ESPP.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2016, 2015, and 2014:

	For the Year Ended April 30,
	2016	2015	2014
Risk-free interest rate	0.19%	0.07%	0.08%
Expected term	6 months	6 months	6 months
Expected volatility	40.9%	38.2%	41.9%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $6.5 million, $5.8 million, and $8.2 million, for fiscal years 2016, 2015, and 2014, respectively.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2016, 2015, and 2014 (in thousands):

	For the Year Ended April 30,
	2016	2015	2014
Cost of sales	$564	$520	$332
Research and development	169	139	74
Selling and marketing	494	379	225
General and administrative	5,245	4,770	7,581
Total stock-based compensation	$6,472	$5,808	$8,212

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

We grant PSUs with market conditions to our executive officers, and we grant PSUs without market-conditions to our employees who are not executive officers. At the time of grant, we calculate the fair value of our market-condition PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Year Ended April 30,
	2016	2015	2014
Grant date fair market value
Smith & Wesson Holding Corporation	$21.93	$14.90	$15.21
Russell 2000 Index	$1,140.40	$1,246.95	$1,120.83
Volatility (a)
Smith & Wesson Holding Corporation	39.93%	44.51%	49.85%
Russell 2000 Index	16.75%	15.76%	23.07%
Correlation coefficient (b)	0.32	0.32	0.46
Risk-free interest rate (c)	0.93%	0.91%	0.91%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market-condition PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For our fiscal 2014 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2016 and 2015 PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2016 and 2015 PSUs equal to six times the grant-date value of each award.

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the year ended April 30, 2016, we granted an aggregate of 137,775 market-condition PSUs to certain of our executive officers and 5,379 PSUs without market conditions to non-executive officer employees. We also granted 321,692 service-based RSUs during the year ended April 30, 2016, including 117,100 RSUs to certain of our executive officers, 36,379 RSUs to our directors, and 168,213 RSUs to non-executive officer employees. In addition, in connection with a 2012 grant, we vested 104,000 market-condition PSUs (i.e., the target amount granted), which achieved 173.3% of the maximum aggregate award possible resulting in awards totaling 180,231 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $5.9 million for the fiscal year ended April 30, 2016.

During the fiscal year ended April 30, 2016, we canceled 66,185 service-based RSUs and 19,250 market-condition PSUs as a result of the service period condition not being met and delivered 430,768 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $7.8 million.

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

The grant date fair value of RSUs and PSUs that vested in fiscal 2016, 2015, and 2014 was $4.6 million, $4.0 million, and $4.0 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in unvested RSUs and PSUs for fiscal years 2016, 2015, and 2014 is as follows:

	For the Year Ended April 30,
	2016		2015		2014
		Weighted		Weighted			Weighted
	Total # of	Average	Total # of	Average	Total # of		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted		Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units		Fair Value
RSUs and PSUs outstanding, beginning of year	1,190,879	$12.45	1,015,475	$10.56	781,586	$	$8.42
Awarded	541,077	17.72	709,672	11.82	718,056		11.87
Vested	(430,768)	10.57	(433,266)	9.18	(457,851)		8.75
Forfeited	(85,435)	10.94	(101,002)	11.93	(26,316)		8.88
RSUs and PSUs outstanding, end of period	1,215,753	$15.38	1,190,879	$12.45	1,015,475	$	$10.56

As of April 30, 2016, there was $9.0 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

16. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.4 million, $2.3 million, and $1.9 million for the fiscal years ended April 30, 2016, 2015, and 2014, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts and Houlton, Maine employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2016, we plan to contribute approximately $11.5 million, which has been recorded in general and administrative costs. We contributed $6.2 million and $11.1 million for the fiscal years ended April 30, 2015 and 2014, respectively. Contributions are funded after the fiscal year-end.

17. Income Taxes

Income tax expense from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2016	2015	2014
Current:
Federal	$48,961	$22,471	$43,470
State	6,622	4,188	6,167
Total current	55,583	26,659	49,637
Deferred:
Deferred federal	(4,187)	2,274	(1,352)
Deferred state	(261)	(28)	(190)
Total deferred	(4,448)	2,246	(1,542)
Total income tax expense	$51,135	$28,905	$48,095

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2016	2015	2014
Federal income taxes expected at 35% statutory rate	$50,783	$27,556	$47,853
State income taxes, less federal income tax benefit	4,349	3,015	4,535
Employee Stock Purchase Plan	108	82	77
Business meals and entertainment	233	205	187
Domestic production activity deduction	(4,414)	(2,462)	(4,325)
Research and development tax credit	(215)	(100)	(100)
Change in uncertain tax positions	(91)	—	(265)
Other	382	609	133
Total income tax expense	$51,135	$28,905	$48,095

Deferred tax assets (deferred tax liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2016		2015
Current tax assets (liabilities):	$		$
Inventories		—		9,587
Product liability		—		276
Accrued expenses, including compensation		—		2,934
Warranty reserve		—		2,449
Property taxes		—		(122)
Accrued promotions		—		1,497
Less valuation allowance		—		(510)
Other		—		262
Net deferred tax asset — current		—		16,373

Non-current tax assets (liabilities):
Net operating loss carryforwards and tax credits		2,712		2,809
Inventories		8,789		—
Accrued expenses, including compensation		7,255		—
Environmental reserves		264		258
Product liability		748		461
Accrued promotions		2,463		—
Workers' compensation		1,082		991
Warranty reserve		3,194		860
Stock-based compensation		3,295		4,429
State bonus depreciation		937		1,002
Property taxes		(140)		—
Property, plant, and equipment		(27,006)		(25,612)
Intangible assets		(14,289)		(17,083)
Pension		123		91
Other		973		—
Less valuation allowance		(2,561)		(2,111)
Net deferred tax liability — non-current		(12,161)		(33,905)
Net deferred tax asset/(liability) — total		$(12,161)		$(17,532)

We had federal net operating loss carryforwards amounting to $433,000 as of April 30, 2016, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2016 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $16.8 million in state net operating loss carryforwards as of April 30, 2016 and 2015. The state net operating loss carryforwards will expire between April 30, 2025 and April 30, 2033. There were $2.9 million and $3.0 million of state tax credit carryforwards as of April 30, 2016 and 2015, respectively. The state tax credit carryforwards will expire between April 30, 2019 and April 30, 2025 or have no expiration date.

As of April 30, 2016, valuation allowances of $708,000 and $1.9 million were provided on our deferred tax assets for those state net operating loss carryforward, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2015, valuation allowances of $700,000 and $1.9 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to Massachusetts Investment Tax Credits. No valuation allowances were provided on our deferred federal income tax assets as of April 30, 2016 or 2015, as we believe that it is more likely than not that all such assets will be realized. Recording a valuation allowance or reversing a valuation allowance could have a significant effect on our future results of operations and financial position. We are unaware of any recent or expected future changes in tax laws that would have a material impact on our financial statements.

At April 30, 2016, we did not have any gross tax-effected unrecognized tax benefits. As of April 30, 2015, we had gross tax-effected unrecognized tax benefits of $91,000, the entire amount of which, if recognized, would have favorably impacted the effective tax rate. Included in the unrecognized tax benefits at April 30, 2015 were $23,000 of accrued interest and penalties related to uncertain tax positions, which have been recorded in non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	April 30,
	2016	2015
Beginning balance	$91	$84
Interest, penalties, and impact of state deductions on federal taxes	—	7
Lapse of statute of limitations	(91)	—
Ending balance	$—	$91

All of our unrecognized tax benefits were classified as current income tax liabilities and are recorded in other current liabilities because a payment of cash is anticipated within one year of the balance sheet date or the statute will expire within one year of the balance sheet date.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2012.

18. Commitments and Contingencies

Litigation

We are a defendant in seven product liability cases and are aware of nine other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

We monitor the status of known claims and the related product liability accrual, which includes amounts for defense costs for asserted and unasserted claims. After consultation with litigation counsel and the review of the merit of each claim, we have concluded that we are unable to reasonably estimate the probability or the estimated range of reasonably possible losses related to material adverse judgments related to such claims and, therefore, we have not accrued for any such judgments. In the future, should we determine that a loss (or an additional loss in excess of our accrual) is at least reasonably possible and material, we would then disclose an estimate of the possible loss or range of loss, if such estimate could be made, or disclose that an estimate could not be made. We believe that we have provided adequate accruals for defense costs.

For the fiscal years ended April 30, 2016, 2015, and 2014, we paid $264,000, $252,000, and $1.0 million, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $55,000, $177,000, and $460,000, respectively, in those fiscal years in settlement fees related to product liability cases.

We have recorded our liability for defense costs before consideration for reimbursement from insurance carriers. We have also recorded the amount due as reimbursement under existing policies from the insurance carriers as a receivable shown in other current assets and other assets. During the year ended April 30, 2016, we received a $1.8 million insurance recovery, which was recorded in general and administrative expenses, as a result of an insurance settlement agreement for partial reimbursement of defense costs we incurred in prior fiscal years related to our resolved government investigation.

In fiscal 2016, 2015, and 2014 we recorded expense of $299,000, $183,000, and $533,000, respectively, to recognize changes in our product liability and municipal litigation liability.

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

We are required to comply with regulations that mitigate any release into the environment. These laws have require us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

As of April 30, 2016 and 2015, respectively, we had recorded $694,000 and $675,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

On May 5, 2014, we acquired substantially all of the net assets of TTPP. Under the asset purchase agreement, the former stockholder of TTPP indemnified us for losses arising from, among other things, environmental conditions related to its manufacturing activities. Of the purchase price, $3.0 million was placed in an escrow account, of which $250,000 million remains available. A portion of the remaining escrow account may be applied to environmental remediation at the manufacturing site in Deep River, Connecticut. We believe the likelihood of environmental remediation costs exceeding the amount available in escrow to be remote.

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

Rental Leases

We lease office and/or manufacturing space in Scottsdale, Arizona; Somersworth, New Hampshire; Deep River, Connecticut; and Columbia, Missouri under operating leases which expire on February 28, 2018; June 30, 2018; May 4, 2024; and April 30, 2023, respectively. We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

As of April 30, 2016, the lease commitments were as follows (in thousands):

For the Year Ended April 30,	Amount

2017	$2,122
2018	2,070
2019	1,923
2020	1,926
2021	1,833
Thereafter	4,569
$14,443

Rent expense in the fiscal years ended April 30, 2016, 2015, and 2014 was $4.1 million, $3.3 million, and $2.2 million, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2016 and 2015. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2016
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$147,763	$143,242	$210,786	$221,117	$722,908
Gross profit	58,870	56,215	86,658	92,069	293,812
Income from continuing operations, net of tax	14,412	12,466	31,434	35,646	93,958
Net income	$14,412	$12,466	$31,434	$35,646	$93,958
Per common share (a)
Basic - continuing operations	$0.27	$0.23	$0.57	$0.64	$1.72
Diluted - continuing operations	$0.26	$0.22	$0.56	$0.63	$1.68
Basic - total	$0.27	$0.23	$0.57	$0.64	$1.72
Diluted - total	$0.26	$0.22	$0.56	$0.63	$1.68
Market price (low-high)	$14.62-17.04	$14.71-19.22	$17.05-26.54	$20.40-30.44	$14.62-30.44

	For the Year Ended April 30, 2015
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$131,869	$108,446	$130,550	$180,997	$551,862
Gross profit	49,118	34,840	43,824	67,144	194,926
Income from continuing operations, net of tax	14,618	5,091	8,178	21,940	49,827
Loss from discontinued operations, net of tax	(62)	(41)	(57)	(54)	(214)
Net income	$14,556	$5,050	$8,121	$21,886	$49,613
Per common share (a)
Basic - continuing operations	$0.27	$0.10	$0.15	$0.41	$0.92
Diluted - continuing operations	$0.26	$0.09	$0.15	$0.40	$0.90
Basic - total	$0.27	$0.09	$0.15	$0.41	$0.92
Diluted - total	$0.26	$0.09	$0.15	$0.40	$0.90
Market price (low-high)	$12.32-17.28	$9.03-13.43	$9.22-12.68	$12.16-15.30	$9.03-17.28

(a)	Basic and diluted earnings per share may not equal the sum of the quarterly basic and diluted earnings per share due to rounding.

20. Segment Reporting

Subsequent to the BTI Acquisition, we began reporting our results of operations in two segments: firearms and accessories. The firearm segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the firearm segment. We evaluate our accessories products by a measurement of incoming orders per day, sales by customers, and gross margin by product line.

The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities, which includes firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The accessories segment consists of shooting, hunting, and outdoor accessories developed and marketed from our Columbia, Missouri facility.  Operating costs are reported based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Total assets for our firearm segment as of April 30, 2016 were $458.1 million. Included in the assets of our firearm segment are intangible assets totaling $2.9 million; property, plant, and equipment totaling $132.3 million; and goodwill totaling $13.8 million. Total assets for our accessories segment as of April 30, 2016 were $161.4 million. Included in the assets of our accessories segment are intangible assets totaling $60.0 million; property, plant, and equipment totaling $3.1 million; and goodwill totaling $62.6 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment are presented in the following table for the years ended April 30, 2016 and 2015 (in thousands):

	For the Year Ended April 30, 2016
	Firearms	Accessories		Corporate		Intersegment Eliminations	Total
Revenue from external customers	$657,618	$65,290		$ —		$ —	$722,908
Intersegment revenue	1,821	743		—		(2,564)	—
Total net sales	659,439	66,033		—		(2,564)	722,908
Cost of sales	398,550	33,104		—		(2,558)	429,096
Gross margin	260,889	32,929		—		(6)	293,812
Operating income	154,851	2,026	(b)	(17,201)	(a)	18,967	158,643
Income tax expense	58,103	1,006		(7,974)		—	51,135

	For the Year Ended April 30, 2015
	Firearms	Accessories	(c)	Corporate		Intersegment Eliminations	Total
Revenue from external customers	$531,222	$20,640		$ —		$ —	$551,862
Intersegment revenue	—	—		—		—	—
Total net sales	531,222	20,640		—		—	551,862
Cost of sales	342,663	14,273	(d)	—		—	356,936
Gross margin	188,559	6,367		—		—	194,926
Operating income	91,788	(3,505)	(e)	(13,695)	(a)	15,040	89,628
Income tax expense	35,427	(1,133)		(5,389)		—	28,905

_________________

(a) For the year ended April 30, 2016, we allocated all of corporate overhead expenses, such as general and administrative expenses and other corporate-level expenses on the basis of each segment’s revenue to total company revenue, to both our firearm and accessories segments. For the year ended April 30, 2015, segment information herein has been restated from that previously presented to allocate corporate overhead expenses on the same basis. Corporate overhead expenses were not previously allocated for the year ended April 30, 2015 due to the timing of the BTI Acquisition.

(b) Amount includes $9.9 million for the year ended April 30, 2016 of amortization of intangible assets identified as a result of the BTI Acquisition.

(c) For the year ended April 30, 2015, results of operations include activity for the period subsequent to the BTI Acquisition.

(d) Amount includes $4.2 million of additional cost of goods sold from the fair value step-up in inventory at the date of the BTI Acquisition.

(e) Amount includes $3.6 million for the year ended April 30, 2015 of amortization of intangible assets identified as a result of the BTI Acquisition.

SCHEDULE II

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2016, 2015, and 2014

		Additions
		Charged to		Charged to
	Balance at	Costs and		Other			Balance at
	May 1,	Expenses		Accounts		Deductions	April 30,
2016
Allowance for doubtful accounts	$722	$5	(1)	$—		$(47)	$680
Deferred tax valuation allowance	2,621	(60)		—		—	2,561
2015
Allowance for doubtful accounts	$844	$(122)		$127	(2)	$(127)	$722
Deferred tax valuation allowance	2,418	203		—		—	2,621
2014
Allowance for doubtful accounts	$1,128	$(214)		$—		$(70)	$844
Deferred tax valuation allowance	2,458	(40)		—		—	2,418

(1) Amount does not include $506,000 Charged to Costs and Expenses related notes receivable.

(2) Increase in fiscal 2015 valuation accounts represents acquired balances related to the DRP and BTI Acquisitions.