Form 10-Q
period 2016-07-31
SMITH & WESSON HOLDING CORP
filed 2016-09-01
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The registrant had 56,208,315 shares of common stock, par value $0.001, outstanding as of August 30, 2016.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2016 and 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	25
Signatures	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our plan to continue to capitalize on our goodwill by expanding consumer awareness of the products we produce; the impact, if any, of recently issued accounting standards on our consolidated financial statements; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; the amount of environmental and other reserves; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; market share gains; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016, filed with the Securities and Exchange Commission, or the SEC, on June 16, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2016	April 30, 2016
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$215,012	$191,279
Accounts receivable, net of allowance for doubtful accounts of $606 on July 31, 2016 and $680 on April 30, 2016	55,711	57,792
Inventories	87,649	77,789
Prepaid expenses and other current assets	6,119	4,307
Income tax receivable	1,298	2,064
Total current assets	365,789	333,231
Property, plant, and equipment, net	145,254	135,405
Intangibles, net	60,346	62,924
Goodwill	76,357	76,357
Other assets	6,937	11,586
	$654,683	$619,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,753	$45,513
Accrued expenses	30,252	28,447
Accrued payroll and incentives	9,180	18,784
Accrued income taxes	12,995	5,960
Accrued profit sharing	15,018	11,459
Accrued warranty	5,968	6,129
Current portion of notes payable	6,300	6,300
Total current liabilities	126,466	122,592
Deferred income taxes	12,010	12,161
Notes payable, net of current portion	165,205	166,564
Other non-current liabilities	10,641	10,370
Total liabilities	314,322	311,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 71,714,635 shares issued and 56,152,013 shares outstanding on July 31, 2016 and 71,558,633 shares issued and 55,996,011 shares outstanding on April 30, 2016	72	72
Additional paid-in capital	239,691	239,505
Retained earnings	273,926	241,310
Accumulated other comprehensive (loss)	(1,005)	(748)
Treasury stock, at cost (15,562,622 shares on July 31, 2016 and April 30, 2016)	(172,323)	(172,323)
Total stockholders’ equity	340,361	307,816
	$654,683	$619,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015
	(In thousands, except per share data)
Net sales	$206,951	$147,763
Cost of sales	119,382	88,893
Gross profit	87,569	58,870
Operating expenses:
Research and development	2,152	2,396
Selling and marketing	9,195	9,219
General and administrative	23,698	17,438
Total operating expenses	35,045	29,053
Operating income	52,524	29,817
Other (expense)/income:
Other (expense)/income, net	—	(6)
Interest (expense)/income	(2,012)	(7,200)
Total other (expense)/income, net	(2,012)	(7,206)
Income from operations before income taxes	50,512	22,611
Income tax expense	17,896	8,199
Net income	32,616	14,412
Comprehensive income/(loss):
Change in unrealized loss on interest rate swap	(408)	(181)
Other comprehensive loss, before income taxes	(408)	(181)
Income tax benefit on other comprehensive loss	151	65
Other comprehensive loss, net of tax	(257)	(116)
Comprehensive income	$32,359	$14,296
Net income per share:
Basic	$0.58	$0.27
Diluted	$0.57	$0.26
Weighted average number of common shares outstanding:
Basic	56,049	54,218
Diluted	56,883	55,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at April 30, 2016	71,559	$72	$239,505	$241,310	$(748)	15,563	$(172,323)	$307,816
Stock-based compensation	—	—	1,792	—	—	—	—	1,792
Excess tax benefit for stock-based compensation	—	—	2,533	—	—	—	—	2,533
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(257)	—	—	(257)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	156	—	(4,139)	—	—	—	—	(4,139)
Net income	—	—	—	32,616	—	—	—	32,616
Balance at July 31, 2016	71,715	$72	$239,691	$273,926	$(1,005)	15,563	$(172,323)	$340,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$32,616	$14,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,320	11,030
Loss on sale/disposition of assets	14	63
Provision for losses on notes and accounts receivable	37	15
Stock-based compensation expense	1,792	1,545
Changes in operating assets and liabilities:
Accounts receivable	2,044	3,730
Inventories	(9,860)	(13,191)
Prepaid expenses and other current assets	(1,913)	(3,509)
Income taxes	7,801	669
Accounts payable	(240)	2,592
Accrued payroll and incentives	(9,604)	1,810
Accrued profit sharing	3,559	1,747
Accrued expenses	1,805	(4,820)
Accrued warranty	(161)	(246)
Other assets	(145)	698
Other non-current liabilities	12	80
Net cash provided by operating activities	38,077	16,625
Cash flows from investing activities:
Refunds on machinery and equipment	4,773	835
Receipts from note receivable	21	21
Payments to acquire patents and software	(133)	(66)
Payments to acquire property and equipment	(15,776)	(7,940)
Net cash used in investing activities	(11,115)	(7,150)
Cash flows from financing activities:
Proceeds from loans and notes payable	—	105,000
Cash paid for debt issuance costs	—	(918)
Payments on capital lease obligation	(149)	(149)
Payments on notes payable	(1,575)	(100,000)
Proceeds from Economic Development Incentive Program	101	—
Proceeds from exercise of options to acquire common stock	—	634
Payment of employee withholding tax related to restricted stock units	(4,139)	(1,661)
Excess tax benefit of stock-based compensation	2,533	814
Net cash (used in)/provided by financing activities	(3,229)	3,720
Net increase in cash and cash equivalents	23,733	13,195
Cash and cash equivalents, beginning of period	191,279	42,222
Cash and cash equivalents, end of period	$215,012	$55,417
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,755	$8,253
Income taxes	7,685	6,816

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Three Months Ended July 31,
	2016	2015

Purchases of property and equipment included in accounts payable	$3,484	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

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

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2016, the condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2016 and 2015, the condensed consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2016, and the condensed consolidated statements of cash flows for the three months ended July 31, 2016 and 2015 have been prepared by us and are unaudited. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2016 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2016 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The results of operations for the three months ended July 31, 2016 may not be indicative of the results that may be expected for the year ending April 30, 2017, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning October 1, 2017. In August 2015, the FASB issued ASU 2015-14 that deferred the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s is the same as the effective date for ASU No. 2014-09. We are currently evaluating the impact that these ASUs will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact that ASU 2015-11 will have on our condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, early adoption is permitted.  We are currently evaluating the impact that ASU 2016-09 will have on our condensed consolidated financial statements.

(3) Notes Payable:

Credit Facilities – On June 15, 2015, we entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $98.7 million remains outstanding as of July 31, 2016. The Revolving Line provides for availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of July 31, 2016, there were no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 1.98% to 2.20% per annum if we had selected the LIBOR rate option. The Term Loan, which bears variable interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full.  We incurred $1.0 million of debt issuance costs related to our credit facility, which are included in notes payable in the accompanying condensed consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2016, our interest rate on the Term Loan is 3.06%.

As of July 31, 2016, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2016 was a liability of $1.7 million and was included in other long-term liabilities on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

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

Letters of Credit – At July 31, 2016, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

(4) Fair Value Measurement:

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

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $215.0 million and $191.3 million as of July 31, 2016 and April 30, 2016, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The fair value of our Term Loan is equal to the carrying value as of July 31, 2016, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of July 31, 2016 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 3.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

(5) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of July 31, 2016 and April 30, 2016 (in thousands):

	July 31, 2016	April 30, 2016
Finished goods	$31,742	$26,574
Finished parts	36,730	32,804
Work in process	9,659	9,263
Raw material	9,518	9,148
Total inventories	$87,649	$77,789

(6) Intangible Assets:

The following table presents a summary of intangible assets as of July 31, 2016 and April 30, 2016 (in thousands):

	July 31, 2016			April 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,560	$(7,504)	$21,056	$28,560	$(6,423)	$22,137
Developed technology	16,430	(3,394)	13,036	16,430	(2,890)	13,540
Patents, trademarks, and trade names	36,208	(10,388)	25,820	36,076	(9,262)	26,814
	81,198	(21,286)	59,912	81,066	(18,575)	62,491
Patents in progress	434	—	434	433	—	433
	$81,632	$(21,286)	$60,346	$81,499	$(18,575)	$62,924

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $2.7 million and $2.2 million for the three months ended July 31, 2016 and 2015, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2017 and succeeding fiscal years is as follows:

Fiscal	Amount
2017	$7,969
2018	9,902
2019	8,676
2020	7,502
2021	6,508
Thereafter	19,355
Total	$59,912

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2016. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended July 31, 2016, and therefore intangible assets were not tested for impairment.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

(7) Stockholders’ Equity:

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of July 31, 2016, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2016			2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$32,616	56,049	$0.58	$14,412	54,218	$0.27
Effect of dilutive stock awards	—	834	(0.01)	—	1,259	(0.01)
Diluted earnings	$32,616	56,883	$0.57	$14,412	55,477	$0.26

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2016 and 2015.

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

The number of shares and weighted average exercise prices of options for the three months ended July 31, 2016 and 2015 were as follows:

	For the Three Months Ended July 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	389,360	$6.16	1,879,630	$6.37
Exercised during the period	—	—	(132,599)	4.78
Options outstanding, end of period	389,360	$6.16	1,747,031	$6.49
Weighted average remaining contractual life	4.79 years		5.04 years
Options exercisable, end of period	389,360	$6.16	1,745,865	$6.48
Weighted average remaining contractual life	4.79 years		5.04 years

The aggregate intrinsic value of outstanding and exercisable stock options as of July 31, 2016 and 2015 was $9.1 million and $17.0 million, respectively. There were no stock options exercised for the three months ended July 31, 2016. The aggregate intrinsic value of the stock options exercised for the three months ended July 31, 2015 was $1.4 million. At July 31, 2016, there were no unrecognized compensation costs of outstanding options.

On September 26, 2011, our stockholders approved our Employee Stock Purchase Plan, or ESPP. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with the terms of our ESPP. In the event of certain

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.8 million and $1.5 million for the three months ended July 31, 2016 and 2015, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

The market-condition PSUs vest, and the fair value of such PSUs are recognized, over the corresponding three-year performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For the fiscal 2014 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2016 and 2015 PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2016 and 2015 PSUs equal to six times the grant-date value of each award.

In certain circumstances the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the three months ended July 31, 2016, we granted an aggregate of 159,321 service-based RSUs; including 129,321 RSUs to non-executive officer employees and 30,000 RSUs to a newly hired executive officer. In addition, in connection with a 2013 grant, 118,500 market-condition PSUs vested (i.e. the target amount granted), which achieved 200.0% of the maximum award possible resulting in awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $1.6 million for the three months ended July 31, 2016. We delivered common stock to employees during the three months ended July 31, 2016 under vested RSUs and PSUs with a total market value of $10.1 million.

During the three months ended July 31, 2015, we granted an aggregate of 163,984 service-based RSUs and 5,379 PSUs without market conditions to non-executive officer employees. In addition, in connection with a 2012 grant, 104,000 market-condition PSUs vested (i.e., the target amount granted), which achieved 173.3% of the maximum award possible resulting in awards totaling 180,231 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $1.4 million for the three months ended July 31, 2015. During the three months ended July 31, 2015, we cancelled 46,663 service-based RSUs and 19,250 market-condition PSUs as a result of the service period condition not being met. We delivered 274,143 shares of common stock to employees during the three months ended July 31, 2015 under vested RSUs and PSUs with a total market value of $4.5 million.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2016 and 2015 is as follows:

	For the Three Months Ended July 31,
	2016		2015
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,215,753	$15.38	1,190,879	$12.45
Awarded	277,821	13.81	245,594	14.27
Vested	(360,709)	11.50	(274,143)	10.53
Forfeited	(9,695)	14.19	(65,913)	10.16
RSUs and PSUs outstanding, end of period	1,123,170	$16.25	1,096,417	$13.36

As of July 31, 2016, there was $10.2 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.9 years.

(8) Commitments and Contingencies:

Litigation

We are a defendant in four product liability cases and are aware of eight other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $350,000. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

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

As of July 31, 2016 and April 30, 2016, we had recorded a $694,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

Based on information known to us, we do not expect current environmental regulations or environmental proceedings and claims to have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows. However, it is not possible to predict with certainty the impact on us of future environmental compliance requirements or of the cost of resolution of future environmental health and safety proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental laws and regulations are subject to modification and changes in interpretation. There can be no assurance that additional or changing environmental regulation will not become more burdensome in the future and that any such development would not have a material adverse effect on our company.

(9) Segment Information:

We report our results of operations in two segments: firearms and outdoor products & accessories, which we previously referred to as our accessories segment. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The firearm segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the firearm segment. We evaluate our outdoor products & accessories segment by a measurement of incoming orders per day, sales by customers, and gross margin by product line.

The firearm segment consists of products and services manufactured and sold from our Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut facilities, which includes firearms, handcuffs, and other related products sold through a distribution chain and direct sales to consumers and international, state, and federal governments. The outdoor products & accessories

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

segment consists of shooting, hunting, and outdoor accessories developed and marketed from our Columbia, Missouri facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Assets by business segment are presented in the following table as of July 31, 2016 and April 30, 2016 (in thousands):

	As of July 31, 2016			As of April 30, 2016
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$496,934	$157,749	$654,683	$458,053	$161,450	$619,503
Property, plant, and equipment, net	140,983	4,271	145,254	132,274	3,131	135,405
Intangibles, net	2,812	57,534	60,346	2,903	60,021	62,924
Goodwill	13,770	62,587	76,357	13,770	62,587	76,357

Results by business segment are presented in the following tables for the three months ended July 31, 2016 and 2015 (in thousands):

	For the Three Months Ended July 31, 2016 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$192,400	$14,551	$ —	$ —	$206,951
Intersegment revenue	794	62	—	(856)	—
Total net sales	193,194	14,613	—	(856)	206,951
Cost of sales	112,370	7,874	—	(862)	119,382
Gross margin	80,824	6,739	—	6	87,569
Operating income/(loss)	54,416	(2,885)	(11,659)	12,652	52,524
Income tax expense/(benefit)	20,831	(1,025)	(1,910)	—	17,896

	For the Three Months Ended July 31, 2015 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$130,255	(b)	$17,508	(b)	$ —	$ —	$147,763
Intersegment revenue	—		81		—	(81)	—
Total net sales	130,255		17,589		—	(81)	147,763
Cost of sales	78,792	(b)	10,134	(b)	—	(33)	88,893
Gross margin	51,463		7,455		—	(48)	58,870
Operating income/(loss)	28,670		1,075		(4,065)	4,137	29,817
Income tax expense/(benefit)	11,873		211		(3,885)	—	8,199

_______________

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our firearm and outdoor products & accessories segments.

(b)

Effective October 1, 2015, our Thompson/Center accessories were transitioned from our firearms segment into our outdoor products & accessories segment. As a result of this transition, we have reclassified $4.2 million and $3.6 million of revenue and cost of sales, respectively, from the firearms segment to the outdoor products & accessories segment for the three months ended July 31, 2015.

(10) Subsequent Events:

In August 2016, we acquired substantially all of the net assets of Taylor Brands, LLC and all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate of $180.0 million subject to certain adjustments, utilizing cash on hand. Taylor Brands LLC, based in Kingsport, Tennessee, is a designer and distributor of high quality knives, specialty tools, accessories, and a

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2016 and 2015

licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement and security agencies and officers, and military agencies around the globe. The preliminary purchase price allocation has not been completed for these acquisitions as of the date of the filing of this Form 10-Q. We recorded $1.3 million in general and administrative expenses for acquisition-related expenses during the three months ended July 31, 2016 in connection with these acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

We report our results of operations in two segments: firearms and outdoor products & accessories, which we previously referred to as our accessories segment. Effective October 1, 2015, our Thompson/Center accessories were transitioned from our firearms segment into our outdoor products & accessories segment. For comparison purposes, we have reclassified the revenue and cost of sales of our Thompson/Center accessories products for the three months ended July 31, 2015 from our firearms segment, historically presented in other products and services, to our outdoor products & accessories segment.

First Quarter Fiscal 2017 Highlights

Total net sales for the three months ended July 31, 2016 were $207.0 million, an increase of $59.2 million, or 40.1%, over net sales of $147.8 million for the three months ended July 31, 2015. Net sales for our firearms segment increased by 47.7% to $192.4 million over the comparable quarter last year as a result of increased demand for the majority of our products driven by market share gains and increased consumer interest in firearms, the latter of which is reflected in higher Adjusted National Instant Criminal Background Check System, or NICS, checks. Some of the increased consumer interest may be driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. This consumer demand resulted in reduced overall firearm inventory at distribution compared with the comparable quarter last year despite increased shipments of the majority of our products into the sporting goods distribution channel. We were able to address the rising demand by increasing our production capacity and outsourcing as well as shifting production to better match our output to those products most in demand. Our handgun revenue increased $38.2 million, or 37.9%, over the comparable quarter last year and the principal products in demand included our lower price point full-size Smith & Wesson branded polymer pistols, small concealed carry M&P branded polymer pistols, and revolvers. Long gun revenue increased $23.2 million, or 108.8%, over the comparable quarter last year as a result of increased demand from our sporting goods distribution channel, as supported by market share gains in long guns driven by a shift in consumer demand toward modern sporting rifles, as well as increased Adjusted NICS checks. Net sales for our outdoor products & accessories segment for the three months ended July 31, 2016 was $14.6 million, a decline of $3.0 million, or 16.9%, from the comparable quarter last year for two reasons. First, certain discounting and sales incentives related to Thompson/Center accessories were eliminated and not offered this year as part of an internal initiative to improve the profitability of Thompson/Center accessories. That initiative resulted in reduced sales of Thompson/Center accessories but an overall improved gross margin in the outdoor products & accessories segment, where gross margins rose to 47.3% percent this quarter from 42.3% percent in the prior year. Second, we believe that two key accounts were negatively impacted in the quarter by inventory reduction initiatives and order timing. However, the actual out-the-door consumer sales by those retailers of our outdoor products & accessories was up over last year.

Gross margin was 42.3% for the three months ended July 31, 2016 compared with 39.8% for the three months ended July 31, 2015. The increase in gross margin was primarily driven by increased production volumes in our firearms segment, which improved fixed-cost absorption, and the favorable gross margins from our outdoor products & accessories segment, partially offset by the increased expense from promotional programs and higher manufacturing spending relative to revenue.

Net income for the three months ended July 31, 2016 was $32.6 million, or $0.57 per fully diluted share, compared with net income of $14.4 million, or $0.26 per fully diluted share, for the three months ended July 31, 2015. The increase in net income over the comparable quarter last year was a result of increased revenue and gross margin, partially offset by increased professional fees, increased profit sharing expense, and increased acquisition related costs for the purchase of Taylor Brands LLC and Crimson Trace Corporation in August 2016.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Handguns	$138,897	$100,694	$38,203	37.9%
Long Guns	44,535	21,332	23,203	108.8%
Other Products & Services	8,968	8,229	739	9.0%
Firearms Segment	192,400	130,255	62,145	47.7%
Outdoor Products & Accessories Segment	14,551	17,508	(2,957)	-16.9%
Total Net Sales	$206,951	$147,763	$59,188	40.1%

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Sporting Goods Distribution Channel	$186,018	$129,684	$56,334	43.4%
Professional Channel	17,001	13,623	3,378	24.8%
Other Products & Services	3,932	4,456	(524)	-11.8%
Total Net Sales	$206,951	$147,763	$59,188	40.1%

We include domestic handgun, long gun, and parts revenue as well as revenue from our outdoor products & accessories segment in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2016 and 2015 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change
Handguns	456	327	129	39.4%
Long Guns	111	51	60	117.6%

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change
Handguns	419	295	124	42.0%
Long Guns	105	48	57	118.8%

Professional Channel Units Shipped	2016	2015	# Change	% Change
Handguns	37	32	5	15.6%
Long Guns	6	3	3	100.0%

Our handgun shipments into the sporting goods distribution channel increased 42.0% over the comparable quarter last year, primarily as a result of increased demand for concealed carry products. Our long gun unit shipments into the sporting goods distribution channel increased 118.8% over the comparable quarter last year, primarily because of increased demand for our lower price point M&P Sport rifles and for our Thompson/Center hunting rifle. For both handguns and long guns, the increase in our units shipped into the sporting goods distribution channel was higher than the increases in Adjusted NICS checks as compared with the comparable quarter last year, which we believe is an indication of market share gains as well as a shift in consumer demand for modern sporting rifles. In our professional channel, unit shipments increased over the comparable quarter last year primarily as a result of increased law enforcement sales to agencies and international sales to Europe.

Net sales in our firearms segment for the three-month period ended July 31, 2016 increased 47.7% over the comparable quarter last year as a result of increased consumer demand driven by market share gains and increased consumer interest in firearms that has occurred over the past several years, as reflected in higher Adjusted NICS checks. Some of the increased consumer interest may be driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. This consumer demand resulted in reduced overall firearm inventory at distribution channels as compared with the comparable quarter last year despite increased shipments of the majority of our products into the sporting goods distribution channel. We were able to address that demand by increasing our production and outsourcing as well as shifting production to better match our output to those products most in demand. Our handgun product revenue increased $38.2 million, or 37.9%, over the comparable quarter last year, and the principal products in demand included lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. Revenue for our long guns increased $23.2 million, or 108.8%, over the comparable quarter last year as a result of increased demand from our sporting goods distribution channel, as supported by increased Adjusted NICS checks driven by a shift in consumer demand toward modern sporting rifles. Other products and services revenue was relatively flat at 9.0% compared with the comparable quarter last year. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 30.4% of firearm revenue for the three months ended July 31, 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, our Performance Center M&P branded ported conceal carry pistol, our new Thompson/Center Compass bolt action hunting rifle, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 1.0% for the three months ended July 31, 2016 as compared with the comparable quarter last year while increases in the number of units sold impacted revenue by 38.7%.

Net sales in our outdoor products & accessories segment for the three months ended July 31, 2016 were $14.6 million, a decline of $3.0 million, or 16.9%, from the comparable quarter last year for two reasons. First, certain discounting and sales incentives related to Thompson/Center accessories were eliminated and not offered this year as part of an internal initiative to improve the profitability of Thompson/Center accessories. That initiative resulted in reduced sales of Thompson/Center accessories but an overall improved gross margin in the outdoor products & accessories segment, where gross margins rose to 47.3% percent this quarter from 42.3% percent in the prior year. Second, we believe that two key accounts were negatively impacted in the quarter by inventory reduction initiatives and order timing. However, the actual out-the-door consumer sales by those retailers of our outdoor products & accessories was up over last year. Net sales in our outdoor products & accessories segment represented 7.0% of total net sales for the three months ended July 31, 2016 and 11.8% of total net sales for the three months ended July 31, 2015.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Cost of sales	$119,382	$88,893	$30,489	34.3%
Gross profit	$87,569	$58,870	$28,699	48.7%
% of net sales (gross margin)	42.3%	39.8%

Firearms Segment	2016	2015	$ Change	% Change
Cost of sales	$111,719	$78,793	$32,926	41.8%
Gross profit	$80,681	$51,462	$29,219	56.8%
% of net sales (gross margin)	41.9%	39.5%

Outdoor Products & Accessories Segment	2016	2015	$ Change	% Change
Cost of sales	$7,663	$10,100	$(2,437)	-24.1%
Gross profit	$6,888	$7,408	$(520)	-7.0%
% of net sales (gross margin)	47.3%	42.3%

Gross margin for the three months ended July 31, 2016 in our firearms segment increased by 2.4 percentage points over the comparable quarter last year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 5.6 percentage point favorable impact. In addition, favorable purchase price variances and excess and obsolescence inventory adjustments had an aggregate 2.5 percentage point favorable impact on gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue and additional expense recorded as a result of promotional product discounts but contributed to our improved sales volumes and favorable absorption, which yielded a combined 5.5 percentage point reduction to gross margin.

As mentioned above, we reclassified our Thompson/Center accessories products from our firearms segment to our outdoor products & accessories segment for the three months ended July 31, 2015, which have historically had lower gross margins and negatively impacted our outdoor products & accessories segment by 8.8 percentage points for the prior year period. Gross margin for the three months ended July 31, 2016 increased 5.0 percentage points in our outdoor products & accessories segment over the comparable quarter last year primarily because of certain discounting and sales incentives related to Thompson/Center accessories were eliminated and not offered this year as part of an internal initiative to improve the profitability of Thompson/Center accessories.

Our outdoor products & accessories segment favorably impacted total company gross margin by 40 and 30 basis points for the three months ended July 31, 2016 and 2015, respectively.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Research and development	$2,152	$2,396	$(244)	-10.2%
Selling and marketing	9,195	9,219	(24)	-0.3%
General and administrative	23,698	17,438	6,260	35.9%
Total operating expenses	$35,045	$29,053	$5,992	20.6%
% of net sales	16.9%	19.7%

Operating expenses for the three months ended July 31, 2016 increased $6.0 million over the comparable quarter last year, a period which included $1.8 million of insurance recoveries. Excluding the insurance recovery, general and administrative costs increased $4.5 million due to $1.8 million of increased profit sharing expense, $1.3 million of acquisition-related costs incurred in connection with the purchase of Taylor Brands LLC and Crimson Trace Corporation in August 2016, and a $673,000 increase in professional fees.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating income	$52,524	$29,817	$22,707	76.2%
% of net sales (operating margin)	25.4%	20.2%

Operating income for the three months ended July 31, 2016 increased $22.7 million over the comparable quarter last year, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased professional and acquisition-related expenses, and increased profit sharing expenses.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Interest (expense)/income	$(2,012)	$(7,200)	$5,188	-72.1%

Interest expense declined by $5.2 million from the comparable quarter last year as a result of refinancing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement. In connection with this retirement in the prior fiscal year, we recorded a $2.9 million bond call premium and wrote off $1.7 million of unamortized debt issuance costs during the three months ended July 31, 2015.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Income tax expense	$17,896	$8,199	$9,697	118.3%
% of income from operations (effective tax rate)	35.4%	36.3%		-0.8%

Our income tax expense for the three months ended July 31, 2016 increased $9.7 million over the comparable quarter last year because of higher operating profit.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended July 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change
Net income	$32,616	$14,412	$18,204	126.3%
Net income per share
Basic	$0.58	$0.27	$0.31	114.8%
Diluted	$0.57	$0.26	$0.31	119.2%

Net income for the three months ended July 31, 2016 increased $18.2 million over the comparable quarter last year, primarily because of higher revenue and gross margin described above and lower interest expense, partially offset by additional professional fees, acquisition-related expenses in connection with our acquisitions in August 2016, and higher profit sharing expense.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including working capital, capital expenditures, the $180.0 million needed to acquire Taylor Brands LLC and Crimson Trace Corporation in August 2016, any other potential acquisitions, and to service our existing debt. Capital expenditures in fiscal 2017 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects including the implementation of SAP at our Columbia, Missouri location.

The following table sets forth certain cash flow information for the three months ended July 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating activities	$38,077	$16,625	$21,452	129.0%
Investing activities	(11,115)	(7,150)	(3,965)	-55.5%
Financing activities	(3,229)	3,720	(6,949)	-186.8%
Total cash flow	$23,733	$13,195	$10,538	79.9%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the three months ended July 31, 2016, we generated $38.1 million in cash from operating activities compared with $16.6 million for the three months ended July 31, 2015. Cash generated by operating activities for the three months ended July 31, 2016 was favorably impacted by increased net income of $17.5 million before depreciation and amortization, $7.8 million of increased accrued income taxes, net, and $3.6 million of higher profit sharing accruals as a result of increased profit, partially offset by $9.9 million of increased inventory because of our seasonal inventory build in preparation for the fall and winter holiday seasons that typically result in heightened demand for our products and $9.6 million of lower accrued payroll and incentives because the fiscal 2016 management incentive bonuses were paid during the three months ended July 31, 2016.

Investing Activities

Cash used in investing activities increased $4.0 million primarily because of capital spending of $15.8 million during the three months ended July 31, 2016, an increase of $7.8 million over the comparable quarter last year offset by deposits on pool machinery and equipment placed in service. We currently expect to spend approximately $50.0 million on capital expenditures in fiscal 2017, an increase of approximately $20.5 million over the $29.5 million spent in fiscal 2016. As noted above, major capital expenditures in fiscal 2017 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects including the implementation of SAP at our Columbia, Missouri location.

Financing Activities

Cash used by financing activities was $3.2 million for the three months ended July 31, 2016 compared with cash provided by financing activities of $3.7 million for the three months ended July 31, 2015. Cash used by financing activities during the three months ended July 31, 2016 were a result of employee tax withholding payments made related to RSU issuances and principal payments on our Term Loan. During the three months ended July 31, 2015, we had $105.0 million of borrowings on our Term Loan that was used to retire the entire $100.0 million of the then-outstanding principal balance of 5.875% Senior Notes as well as incurring $1.0 million of debt issuance costs related to the Credit Agreement as discussed below.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line and $98.7 million outstanding on our Term Loan as of July 31, 2016. See Note 3 – Notes Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes and acquisitions.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2016.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $1.7 million as of July 31, 2016. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of April 30, 2016, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2016, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of July 31, 2016, we made no purchases under this stock repurchase program.

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

As of July 31, 2016, we had $215.0 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The most significant areas involving our judgments and estimates are described in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2016, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of July 31, 2016, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The fair value of our outstanding interest rate swap was $98.7 million, and the aggregate net fair value was $1.7 million as of July 31, 2016. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of July 31, 2016, the effective interest rate of our Term Loan was 3.06%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of July 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2016, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 8 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of July 31, 2016, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: September 1, 2016	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: September 1, 2016	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

2.10	Asset Purchase Agreement, dated July 15, 2016, by and among BTI Tools, LLC, Taylor Brands, LLC, and the Members named therein (1)

2.11	Purchase Agreement, dated as of July 25, 2016, by and among Smith & Wesson Holding Corporation and Crimson Trace Holdings, LLC (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBLR Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBLR Taxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 18, 2016.

(2)Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 26, 2016.