Form 10-Q
period 2016-10-31
SMITH & WESSON HOLDING CORP
filed 2016-12-01
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The registrant had 56,331,314 shares of common stock, par value $0.001, outstanding as of November 28, 2016.

SMITH & WESSON HOLDING CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2016 and 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our plan to continue to capitalize on our goodwill by expanding consumer awareness of the products we produce; the impact, if any, of recently issued accounting standards on our consolidated financial statements; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; the amount of environmental and other reserves; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; market share gains; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our growth opportunities; our anticipated growth; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog;  and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on June 16, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2016	April 30, 2016
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$73,896	$191,279
Accounts receivable, net of allowance for doubtful accounts of $805 on October 31, 2016 and $680 on April 30, 2016	69,959	57,792
Inventories	116,497	77,789
Prepaid expenses and other current assets	7,360	4,307
Income tax receivable	6,000	2,064
Total current assets	273,712	333,231
Property, plant, and equipment, net	151,499	135,405
Intangibles, net	139,152	62,924
Goodwill	157,250	76,357
Other assets	6,643	11,586
	$728,256	$619,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,767	$45,513
Accrued expenses	33,627	28,447
Accrued payroll and incentives	14,745	18,784
Accrued income taxes	223	5,960
Accrued profit sharing	6,760	11,459
Accrued warranty	6,343	6,129
Current portion of notes payable	6,300	6,300
Total current liabilities	120,765	122,592
Deferred income taxes	32,953	12,161
Notes payable, net of current portion	188,323	166,564
Other non-current liabilities	9,718	10,370
Total liabilities	351,759	311,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 71,839,096 shares issued and 56,276,463 shares outstanding on October 31, 2016 and 71,558,633 shares issued and 55,996,011 shares outstanding on April 30, 2016	72	72
Additional paid-in capital	240,208	239,505
Retained earnings	309,016	241,310
Accumulated other comprehensive loss	(476)	(748)
Treasury stock, at cost (15,562,622 shares on October 31, 2016 and April 30, 2016)	(172,323)	(172,323)
Total stockholders’ equity	376,497	307,816
	$728,256	$619,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net sales	$233,528	$143,242	$440,479	$291,005
Cost of sales	135,923	87,027	255,305	175,920
Gross profit	97,605	56,215	185,174	115,085
Operating expenses:
Research and development	2,698	2,695	4,851	5,091
Selling and marketing	12,527	12,536	21,721	21,754
General and administrative	30,229	19,202	53,926	36,640
Total operating expenses	45,454	34,433	80,498	63,485
Operating income	52,151	21,782	104,676	51,600
Other (expense)/income:
Other (expense)/income	(30)	(5)	(30)	(12)
Interest (expense)/income	(2,175)	(2,296)	(4,188)	(9,496)
Total other (expense)/income	(2,205)	(2,301)	(4,218)	(9,508)
Income from operations before income taxes	49,946	19,481	100,458	42,092
Income tax expense	17,463	7,015	32,752	15,214
Net income	32,483	12,466	67,706	26,878
Comprehensive income/(loss):
Change in unrealized income/(loss) on interest rate swap	814	(302)	406	(483)
Other comprehensive income/(loss), before income taxes	814	(302)	406	(483)
Income tax (expense)/benefit on other comprehensive income/(loss)	(285)	112	(134)	177
Other comprehensive income/(loss), net of tax	529	(190)	272	(306)
Comprehensive income	$33,012	$12,276	$67,978	$26,572
Net income per share:
Basic	$0.58	$0.23	$1.21	$0.49
Diluted	$0.57	$0.22	$1.18	$0.48
Weighted average number of common shares outstanding:
Basic	56,231	54,447	56,140	54,333
Diluted	57,136	55,668	57,145	55,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity

Balance at April 30, 2016	71,559	$72	$239,505	$241,310	$(748)	15,563	$(172,323)	$307,816
Stock-based compensation	—	—	3,918	—	—	—	—	3,918
Shares issued under employee stock purchase plan	67	—	948	—	—	—	—	948
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	272	—	—	272
Issuance of common stock under restricted stock unit awards, net of shares surrendered	213	—	(4,163)	—	—	—	—	(4,163)
Net income	—	—	—	67,706	—	—	—	67,706
Balance at October 31, 2016	71,839	$72	$240,208	$309,016	$(476)	15,563	$(172,323)	$376,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$67,706	$26,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,772	21,066
Loss on sale/disposition of assets	104	19
Provision for/(recoveries of) losses on notes and accounts receivable	308	(72)
Stock-based compensation expense	3,918	3,247
Changes in operating assets and liabilities:
Accounts receivable	(3,538)	5,199
Inventories	(14,349)	(24,002)
Prepaid expenses and other current assets	(2,775)	(587)
Income taxes	(9,676)	(10,700)
Accounts payable	1,111	(1,022)
Accrued payroll and incentives	(4,728)	5,872
Accrued profit sharing	(4,699)	(2,513)
Accrued expenses	4,235	989
Accrued warranty	116	(184)
Other assets	(183)	(156)
Other non-current liabilities	52	(1,273)
Net cash provided by operating activities	61,374	22,761
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(178,059)	—
Refunds on machinery and equipment	5,083	4,222
Receipts from note receivable	43	41
Payments to acquire patents and software	(425)	(136)
Proceeds from sale of property and equipment	—	61
Payments to acquire property and equipment	(23,312)	(18,352)
Net cash used in investing activities	(196,670)	(14,164)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	105,000
Cash paid for debt issuance costs	(525)	(1,024)
Payments on capital lease obligation	(298)	(298)
Payments on notes payable	(28,150)	(101,575)
Proceeds from Economic Development Incentive Program	101	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	948	1,758
Payment of employee withholding tax related to restricted stock units	(4,163)	(1,690)
Excess tax benefit of stock-based compensation	—	1,074
Net cash provided by financing activities	17,913	3,245
Net increase/(decrease) in cash and cash equivalents	(117,383)	11,842
Cash and cash equivalents, beginning of period	191,279	42,222
Cash and cash equivalents, end of period	$73,896	$54,064
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,802	$9,271
Income taxes	42,609	24,936

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2016	2015
	(In thousands)
Purchases of property and equipment included in accounts payable	$3,082	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

(1) Organization:

We are one of the world’s leading providers of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, and law enforcement and security agencies and officers in the United States and throughout the world. We are also a leading provider of outdoor products & accessories, including, reloading, gunsmithing, gun cleaning supplies, tree saws, laser sights, tactical lights, tools and knives, flashlights, soft goods, and vault accessories.

We manufacture firearm components at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut and develop, assemble, and market our firearm products in our Springfield, Massachusetts facility. We develop, source, market, and distribute our outdoor and accessories products at our facilities in Columbia, Missouri and Kingsport, Tennessee. We develop, market, and assemble our electro-optics products in our Wilsonville, Oregon facility. We sell our products under a variety of brands, including the Smith & Wesson®, M&P®, Thompson/Center ArmsTM, Crimson Trace®, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Frankford Arsenal® Reloading Tools, Lockdown® Vault Accessories, HooymanTM Premium Tree Saws, BOG-POD®, Golden Rod® Moisture Control, Schrade®, Old Timer®, Uncle Henry®, and ImperialTM. We plan to continue to capitalize on the goodwill developed through our historic 164 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

On August 1, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC, and on August 26, 2016 we acquired all of the issued and outstanding stock of Crimson Trace Corporation. See note 3 – Acquisitions for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2016, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2016 and 2015, the condensed consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2016, and the condensed consolidated statements of cash flows for the six months ended October 31, 2016 and 2015 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2016 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2016 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The results of operations for the six months ended October 31, 2016 may not be indicative of the results that may be expected for the year ending April 30, 2017, or any other period.

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

For the Three and Six Months Ended October 31, 2016 and 2015

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, and early adoption is permitted. We have elected to early adopt this standard during the six months ended October 31, 2016 and prospectively present the change to the financial statements given the immaterial nature of this adoption to our condensed consolidated financial statements.

(3) Acquisitions

During the three months ended October 31, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate of $178.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, based in Kingsport, Tennessee, is a designer and distributor of high-quality knives, specialty tools, and accessories and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe.

We are finalizing the valuations of the assets acquired and liabilities assumed related to both acquisitions. Therefore, the fair values set forth herein are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including the significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets and the related tax impacts of any changes made.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

The following table summarizes the estimated preliminary allocation of the purchase price for these acquisitions.

During the Three Months Ended October 31, 2016

Accounts receivable	$8,937
Inventories	24,359
Other current assets	379
Property, plant, and equipment	6,851
Intangibles	84,100
Goodwill	80,893
Total assets acquired	205,519
Accounts payable	5,066
Accrued expenses	946
Accrued payroll	689
Accrued income taxes	3
Accrued warranty	98
Deferred income taxes	20,658
Total liabilities assumed	27,460
$178,059

Included in general and administrative costs are $3.2 million of acquisition-related costs incurred during the six months ended October 31, 2016. These acquisitions generated $18.6 million of revenue during the three and six months ended October 31, 2016.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that we acquire. We amortize order backlog over the estimated life during which the backlog is fulfilled. The following are the identifiable intangible assets acquired (in thousands) and their respective weighted average lives:

		Weighted Average
	Amount	Life (In years)
Developed technology	$3,000	4.1
Customer relationships	64,000	5.2
Trade names	15,900	4.9
Order backlog	1,100	0.3
Non-competition agreement	100	3.4
	$84,100

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Taylor Brands, LLC and Crimson Trace Corporation acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2015	October 31, 2016	October 31, 2015	October, 2016
Net sales	$167,011	$235,382	$327,803	$457,972
Income from operations	20,322	53,379	42,243	103,669
Net income per share - diluted	0.27	0.61	0.52	1.23

The unaudited pro forma income from operations for the three and six months ended October 31, 2016 and 2015 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the acquisitions had occurred on May 1, 2015. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Taylor Brands, LLC and Crimson Trace Corporation acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

(4) Goodwill

The changes in the carrying amount of goodwill for the six months period ended October 31, 2016 by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill

Balance as of April 30, 2016	$13,770	$62,587	$76,357
Adjustments	—	—	—
Balance as of July 31, 2016	13,770	62,587	76,357
Acquisitions	—	80,893	80,893
Balance as of October 31, 2016	$13,770	$143,480	$157,250

Refer to Note 11 — Segment Information below for more detail.

(5) Notes Payable:

Credit Facilities – On October 27, 2016, we and certain of our domestic subsidiaries entered into a second amendment to our existing unsecured credit agreement, or the Second Amendment, with TD Bank, N.A. and other lenders, or the Lenders. Among other things, the Second Amendment increases the revolving line of credit, or the Revolving Line, available from our lenders to $350.0 million, increases the option to expand the credit commitment to an additional $150.0 million, and extends the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes payable in the condensed consolidated balance sheet.

On June 15, 2015, we entered into an unsecured credit facility, or the Credit Agreement, with the Lenders, which included a $175.0 million Revolving Line and a $105.0 million term loan, or the Term Loan, of which $97.1 million remains outstanding as of October 31, 2016. As described above, the Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of October 31, 2016, we had $25.0 million of borrowings outstanding on the Revolving Line, which bore interest at 4.00%, at the prime rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 for the Term Loan will be due in full. We incurred $1.0 million of debt issuance costs related to our new credit facility, which are included in notes payable in the accompanying condensed consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2016, our interest rate on the Term Loan is 3.06%.

As of October 31, 2016, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2016 was a liability of $883,000 and was included in other long-term liabilities on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

For the Three and Six Months Ended October 31, 2016 and 2015

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

Letters of Credit – At October 31, 2016, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

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

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $73.9 million and $191.3 million as of October 31, 2016 and April 30, 2016, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

For the Three and Six Months Ended October 31, 2016 and 2015

•	inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (such as certain securities and derivatives).

The carrying value of our Term Loan approximates the fair value as of October 31, 2016, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of October 31, 2016 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of October 31, 2016 and April 30, 2016 (in thousands):

	October 31, 2016	April 30, 2016
Finished goods	$51,742	$26,574
Finished parts	40,762	32,804
Work in process	10,512	9,263
Raw material	13,481	9,148
Total inventories	$116,497	$77,789

(8) Intangible Assets:

The following table presents a summary of intangible assets as of October 31, 2016 and April 30, 2016 (in thousands):

	October 31, 2016			April 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,660	$(9,926)	$82,734	$28,560	$(6,423)	$22,137
Developed technology	19,430	(4,030)	15,400	16,430	(2,890)	13,540
Patents, trademarks, and trade names	52,115	(12,048)	40,067	36,076	(9,262)	26,814
Backlog	1,100	(850)	250	—	—	—
	165,305	(26,854)	138,451	81,066	(18,575)	62,491
Patents in progress	475	—	475	433	—	433
Total definite-lived intangible assets	165,780	(26,854)	138,926	81,499	(18,575)	62,924
Indefinite-lived intangible assets	226	—	226	—	—	—
Total intangible assets	$166,006	$(26,854)	$139,152	$81,499	$(18,575)	$62,924

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.6 million and $2.8 million for the three months ended October 31, 2016 and 2015, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $8.3 million and $5.1 million for the six months ended October 31, 2016 and 2015, respectively.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

Estimated amortization expense of intangible assets for the remainder of fiscal 2017 and succeeding fiscal years is as follows:

Fiscal	Amount
2017	$10,881
2018	20,974
2019	20,939
2020	18,389
2021	15,855
Thereafter	51,413
Total	$138,451

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2016. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended October 31, 2016, and therefore intangible assets were not tested for impairment.

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of October 31, 2016, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2016			2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$32,483	56,231	$0.58	$12,466	54,447	$0.23
Effect of dilutive stock awards	—	905	(0.01)	—	1,221	(0.01)
Diluted earnings	$32,483	57,136	$0.57	$12,466	55,668	$0.22

	For the Six Months Ended October 31,
	2016			2015
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$67,706	56,140	$1.21	$26,878	54,333	$0.49
Effect of dilutive stock awards	—	1,005	(0.03)	—	1,288	(0.01)
Diluted earnings	$67,706	57,145	$1.18	$26,878	55,621	$0.48

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and six months ended October 31, 2016 and 2015.

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

For the Three and Six Months Ended October 31, 2016 and 2015

circumstances, grants vest over a period of three or four years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

The number of shares and weighted average exercise prices of options for the six months ended October 31, 2016 and 2015 were as follows:

	For the Six Months Ended October 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	389,360	$6.16	1,879,630	$6.37
Exercised during the period	—	—	(182,498)	5.41
Options outstanding, end of period	389,360	$6.16	1,697,132	$6.47
Weighted average remaining contractual life	4.53 years		4.77 years
Options exercisable, end of period	389,360	$6.16	1,697,132	$6.47
Weighted average remaining contractual life	4.53 years		4.77 years

The aggregate intrinsic value of outstanding and exercisable stock options as of October 31, 2016 and 2015 was $7.9 million and $19.3 million, respectively. There were no stock options exercised for the six months ended October 31, 2016. The aggregate intrinsic value of the stock options exercised for the six months ended October 31, 2015 was $1.9 million. At October 31, 2016, there were no unrecognized compensation costs of outstanding options.

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

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the six months ended October 31, 2016 and 2015, 66,812 and 92,249 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $3.9 million and $3.2 million for the six months ended October 31, 2016 and 2015, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

For the Three and Six Months Ended October 31, 2016 and 2015

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

During the six months ended October 31, 2016, we granted an aggregate of 225,634 service-based RSUs, including 170,738 RSUs to non-executive officer employees; 24,896 RSUs to our directors; and 30,000 RSUs to a newly hired executive officer. In addition, in connection with a 2013 grant, 118,500 market-condition PSUs vested (i.e. the target amount granted), which achieved 200.0% of the maximum award possible resulting in awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $3.6 million for the six months ended October 31, 2016. During the six months ended October 31, 2016, we cancelled 15,006 service-based RSUs as a result of the service condition not being met. We delivered common stock to employees during the six months ended October 31, 2016 under vested RSUs and PSUs with a total market value of $10.2 million.

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

A summary of activity in unvested RSUs and PSUs for the six months ended October 31, 2016 and 2015 is as follows:

	For the Six Months Ended October 31,
	2016		2015
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,215,753	$15.38	1,190,879	$12.45
Awarded	344,134	16.94	280,081	14.78
Vested	(363,702)	11.53	(320,950)	10.44
Forfeited	(15,006)	15.99	(72,123)	10.36
RSUs and PSUs outstanding, end of period	1,181,179	$17.02	1,077,887	$13.61

As of October 31, 2016, there was $9.7 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.7 years.

(10) Commitments and Contingencies:

Litigation

We are a defendant in seven product liability cases and are aware of five other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

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

As of October 31, 2016 and April 30, 2016, respectively, we had recorded a $717,700 and $694,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

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

(11) Segment Information:

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our accessories segment. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. We evaluate our Outdoor Products & Accessories segment by a measurement of incoming orders per day, sales by customers, and gross margin by product line.

The Firearms segment includes our firearm components, which we manufacture at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and Kingsport, Tennessee, and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to an operating segment’s operations. Assets by business segment are presented in the following table as of October 31, 2016 and April 30, 2016 (in thousands):

	As of October 31, 2016			As of April 30, 2016
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$369,009	$359,247	$728,256	$458,053	$161,450	$619,503
Property, plant, and equipment, net	138,609	12,890	151,499	132,274	3,131	135,405
Intangibles, net	2,881	136,271	139,152	2,903	60,021	62,924
Goodwill	13,770	143,480	157,250	13,770	62,587	76,357

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

Results by business segment are presented in the following tables for the three months ended October 31, 2016 and 2015 (in thousands):

	For the Three Months Ended October 31, 2016 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$194,475	$39,053	$ —	$ —	$233,528
Intersegment revenue	932	3,301	—	(4,233)	—
Total net sales	195,407	42,354	$ —	(4,233)	233,528
Cost of sales	113,981	25,163	—	(3,221)	135,923
Gross margin	81,426	17,191	—	(1,012)	97,605
Operating income/(loss)	52,255	(391)	(11,858)	12,145	52,151
Income tax expense/(benefit)	20,797	673	(4,007)	—	17,463

	For the Three Months Ended October 31, 2015 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$123,503	(b)	$19,739	(b)	$ —	$ —	$143,242
Intersegment revenue	—		561		—	(561)	—
Total net sales	123,503		20,300		—	(561)	143,242
Cost of sales	77,142	(b)	9,958	(b)	—	(73)	87,027
Gross margin	46,361		10,342		—	(488)	56,215
Operating income/(loss)	20,286		1,345		(4,116)	4,267	21,782
Income tax expense/(benefit)	8,510		320		(1,815)	—	7,015

Results by business segment are presented in the following tables for the six months ended October 31, 2016 and 2015 (in thousands):

	For the Six Months Ended October 31, 2016 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$386,875	$53,604	$ —	$ —	$440,479
Intersegment revenue	1,726	3,363	—	(5,089)	—
Total net sales	388,601	56,967	—	(5,089)	440,479
Cost of sales	226,351	33,037	—	(4,083)	255,305
Gross margin	162,250	23,930	—	(1,006)	185,174
Operating income/(loss)	106,672	(3,275)	(22,781)	24,060	104,676
Income tax expense/(benefit)	40,763	(384)	(7,627)	—	32,752

	For the Six Months Ended October 31, 2015 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$253,758	(c)	$37,247	(c)	$ —	$ —	$291,005
Intersegment revenue	—		643		—	(643)	—
Total net sales	253,758		37,890		—	(643)	291,005
Cost of sales	155,934	(c)	20,092	(c)	—	(106)	175,920
Gross margin	97,824		17,798		—	(537)	115,085
Operating income/(loss)	48,958		2,469		(8,182)	8,355	51,600
Income tax expense/(benefit)	20,382		532		(5,700)	—	15,214

SMITH & WESSON HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2016 and 2015

_______________

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)

Effective October 1, 2015, our Thompson/Center accessories were transitioned from our Firearms segment into our Outdoor Products & Accessories segment. As a result of this transition, we have reclassified $1.4 million and $867,000 of revenue and cost of sales, respectively, from the Firearms segment to the Outdoor Products & Accessories segment for the three months ended October 31, 2015.

(c)

As a result of the transition mentioned above, we have reclassified $5.6 million and $4.5 million of revenue and cost of sales, respectively, from the Firearms segment to the Outdoor Products & Accessories segment for the six months ended October 31, 2015.

(12) Subsequent Events:

On November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc., or UST, for $32.3 million subject to certain adjustments, utilizing cash on hand. In addition, up to $2.0 million may be delivered over a period of two years, contingent upon the financial performance of the acquired business. UST, based in Jacksonville, Florida, is a provider of high quality survival and camping equipment, including LED lights, patented all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. The preliminary purchase price allocation has not been completed for this acquisition as of the date of the filing of this Form 10-Q. We recorded $415,000 in general and administrative expenses for acquisition-related expenses during the three and six months ended October 31, 2016 in connection with this acquisition.

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

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our Accessories segment. Effective October 1, 2015, our Thompson/Center accessories were transitioned from our Firearms segment into our Outdoor Products & Accessories segment. For comparison purposes, we have reclassified the revenue and cost of sales of our Thompson/Center accessories products for the three and six months ended October 31, 2015 from our Firearms segment, historically presented in other products and services, to our Outdoor Products & Accessories segment.

During the three months ended October 31, 2016, we acquired substantially of the net assets of Taylor Brands, LLC and all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate of $178.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, based in Kingsport, Tennessee, is a designer and distributor of high quality knives, specialty tools, and accessories, and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe. Results of operations for the three and six months ended October 31, 2016 include activity for the period subsequent to the acquisition of Taylor Brands, LLC and Crimson Trace Corporation.

Second Quarter Fiscal 2017 Highlights

Total net sales for the three months ended October 31, 2016 were $233.5 million, an increase of $90.3 million, or 63.0%, over net sales of $143.2 million for the three months ended October 31, 2015. Net sales for our Firearms segment increased by 57.5% to $194.5 million over the comparable quarter last year as a result of increased orders for the majority of our products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains and increased consumer interest in firearms, which is reflected in higher checks in the Adjusted National Instant Criminal Background Check System, or NICS. Some of the increased consumer interest may have been driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. For the past few years, we have addressed the increased demand by increasing our production capacity and outsourcing as well as shifting production to better match our output to those products most in demand. More recently, as our production output and revenue has increased, we have focused on increasing our inventory in the wholesaler channel, especially as we move into the holiday season and distributor shows. Thus, we had an increased firearm inventory at wholesale over the comparable quarter last year. Our handgun revenue increased $48.1 million, or 52.1%, over the comparable quarter last year with the principal products in demand consisting of our concealed carry M&P branded polymer pistols and Smith & Wesson branded revolvers. Long gun revenue increased $22.4 million, or 100.3%, over the comparable quarter last year as a result of increased demand from our sporting goods distribution channel, as supported by market share gains in long guns driven by a shift in consumer demand toward modern sporting rifles. Net sales for our Outdoor Products & Accessories segment for the three months ended October 31, 2016 were $39.1 million, an increase of $19.3 million, or 97.9%, over the comparable quarter last year primarily as a result of our acquisitions of Taylor Brands, LLC and Crimson Trace Corporation during the three months ended October 31, 2016. These acquisitions generated $18.6 million, or 47.7% of total net sales of this segment, for the three months ended October 31, 2016.

Gross margin was 41.8% for the three months ended October 31, 2016 compared with 39.2% for the three months ended October 31, 2015. The increase in gross margin was primarily driven by increased production volumes in our Firearms segment, which improved fixed-cost absorption, and favorable purchase price variances and excess and obsolescence inventory adjustments, partially offset by higher manufacturing spending relative to revenue. The acquisitions of Taylor Brands, LLC and Crimson Trace Corporation during the quarter had a 1.6 percentage point reduction on total company gross margin for the three months ended October 31, 2016 because of the increased cost of goods sold expense from the fair value step-up in inventory, which is being expensed over the first inventory cycle, or approximately three months.

Net income for the three months ended October 31, 2016 was $32.5 million, or $0.57 per fully diluted share, compared with net income of $12.5 million, or $0.22 per fully diluted share, for the three months ended October 31, 2015. The increase in net income over the comparable quarter last year was a result of increased revenue and gross margin, partially offset by increased management incentives, professional fees, profit sharing expense, and acquisition related costs such as fair value step-up in inventory expense, amortization expense, and legal and professional fees related to the acquisitions of Taylor Brands, LLC and Crimson Trace Corporation.

Total net sales for the six months ended October 31, 2016 were $440.5 million, an increase of $149.5 million, or 51.4%, over net sales of $291.0 million for the six months ended October 31, 2015. Net sales for our Firearms segment increased by 52.5% to $386.9 million over the prior year comparable period as a result of increased orders for the majority of our products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains and increased consumer interest in firearms which is reflected in the higher checks in Adjusted NICS. Some of the increased consumer interest may have been driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. For the past few years, we have addressed the increased demand by increasing our production capacity and outsourcing as well as shifting production to better match our output to those products most in demand. More recently, as our production output and revenue has increased, we have focused on increasing our inventory in the wholesale channel, especially as we move into the holiday season and distributor shows. Thus, we have an increased firearm inventory at wholesale over the prior year comparable period. Our handgun revenue increased $86.3 million, or 44.7%, over the prior year comparable period with the principal products in demand consisting of our lower price point full-size Smith & Wesson branded polymer pistols, concealed carry M&P branded polymer pistols, and Smith & Wesson branded revolvers. Long gun revenue increased $45.6 million, or 104.4%, over the prior year comparable period as a result of increased demand from our sporting goods distribution channel, as supported by market share gains in long guns driven by a shift in consumer demand toward modern sporting rifles. Net sales for our Outdoor Products & Accessories segment for the six months ended October 31, 2016 was $53.6 million, an increase of $16.4 million, or 43.9%, over the prior year comparable period primarily as a result of our acquisitions of Taylor Brands, LLC and Crimson Trace Corporation during the six months ended October 31, 2016. These acquisitions generated $18.6 million, or 34.7% of total net sales for our Outdoor Products & Accessories, for the six months ended October 31, 2016.

Gross margin was 42.0% for the six months ended October 31, 2016 compared with gross margin of 39.5% for the six months ended October 31, 2015. Gross margin increased primarily as a result of increased production volumes for our Firearms segment, which improved fixed-cost absorption, and favorable purchase price variances and excess and obsolescence inventory adjustments mentioned above. The favorable impacts to gross margin for our Firearms segment were partially offset by increased promotional programs, higher manufacturing spending relative to revenue, favorable purchase price variances, and favorable excess and obsolescence inventory adjustments. The acquisitions during the quarter had a 0.9 percentage point reduction on total company gross margin for the six months ended October 31, 2016 because of the increased cost of goods sold expense from the fair value step-up in inventory, which is being expensed over the first inventory cycle, or approximately three months.

Net income for the six months ended October 31, 2016 was $67.7 million, or $1.18 per fully diluted share, compared with net income of $26.9 million, or $0.48 per fully diluted share, for the six months ended October 31, 2015. The increase in net income over the prior year comparable period was a result of the following: increased revenue and gross margin, partially offset by higher manufacturing spending relative to revenue; increased management incentives; increased professional fees; increased profit sharing expense; increased acquisition related costs; increased cost of goods sold as a result of the fair value step-up in inventory, which is being expensed over the first inventory cycle, or approximately three months; and increased amortization expense related to the acquisitions mentioned above.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Handguns	$140,451	$92,316	$48,135	52.1%
Long Guns	44,781	22,362	22,419	100.3%
Other Products & Services	9,243	8,826	417	4.7%
Firearms Segment	194,475	123,504	70,971	57.5%
Outdoor Products & Accessories Segment	39,053	19,738	19,315	97.9%
Total Net Sales	$233,528	$143,242	$90,286	63.0%

Net sales for our Firearms segment for the three-month period ended October 31, 2016 increased 57.5% over the comparable quarter last year as a result of increased orders for the majority of our firearm products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains and increased consumer interest in firearms, which is reflected in the higher checks in Adjusted NICS. Some of the increased consumer interest may have been driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. For the past few years, we have addressed the increased demand by increasing our production capacity and outsourcing as well as shifting production to better match our output to those products most in demand. More recently, as our production output and revenue has increased, we have focused on increasing our inventory in the wholesaler channel, especially as we move into the holiday season and distributor shows. Thus, firearm inventory at wholesale increased over the comparable quarter last year. Our handgun product revenue increased $48.1 million, or 52.1%, over the comparable quarter last year, and the principal products in demand included our concealed carry polymer pistols and revolvers. Revenue for our long guns increased $22.4 million, or 100.3%, over the comparable quarter last year as a result of increased demand from our sporting goods distribution channel, as supported by market share gains in long guns driven by a shift in consumer demand toward modern sporting rifles. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 28.9% of firearm revenue for the three months ended October 31, 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, our Performance Center M&P branded ported conceal carry pistol, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 1.2% for the three months ended October 31, 2016 as compared with the comparable quarter last year, while increases in the number of units sold impacted revenue by 56.6%.

Net sales for our Outdoor Products & Accessories segment for the three months ended October 31, 2016 were $39.1 million, an increase of $19.3 million, or 97.9%, over the comparable quarter last year primarily as a result of the acquisitions during the three months ended October 31, 2016, which generated $18.6 million, or 47.7% of total net sales for this segment. Net sales for our Outdoor Products & Accessories segment represented 16.7% and 13.8% of total net sales for the three months ended October 31, 2016 and 2015, respectively.

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Sporting Goods Distribution Channel	$211,916	$123,787	$88,129	71.2%
Professional Channel	17,345	14,861	2,484	16.7%
Other Products & Services	4,267	4,594	(327)	-7.1%
Total Net Sales	$233,528	$143,242	$90,286	63.0%

We include domestic handgun, long gun, and parts revenue as well as revenue of our outdoor products & accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2016 and 2015 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change
Handguns	464	288	176	61.1%
Long Guns	99	56	43	76.8%

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change
Handguns	429	255	174	68.2%
Long Guns	90	51	39	76.5%

Professional Channel Units Shipped	2016	2015	# Change	% Change
Handguns	35	33	2	6.1%
Long Guns	9	5	4	80.0%

Our handgun shipments into the sporting goods distribution channel increased 68.2%, primarily as a result of the increased demand for conceal carry products, while revenue for handguns increased 52.1% over the comparable quarter last year. The higher unit rate occurred as a result of increased shipments of promotional products. Our long gun unit shipments into the sporting goods distribution channel increased 76.5% over the comparable quarter last year, primarily because of increased orders for our lower price point M&P Sport rifles. For both handguns and long guns, the increase in our units shipped into the sporting goods distribution channel was higher than the increases in Adjusted NICS checks compared with the comparable quarter last year, which we believe is an indication of market share gains as well as a shift in consumer demand toward modern sporting rifles from bolt action rifles. In our professional channel, unit shipments increased over the comparable quarter last year primarily as a result of increased modern sporting rifle sales to law enforcement distributors and agencies.

The following table sets forth certain information regarding net sales for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Handguns	$279,349	$193,011	$86,338	44.7%
Long Guns	89,316	43,693	45,623	104.4%
Other Products & Services	18,210	17,055	1,155	6.8%
Firearms Segment	386,875	253,759	133,116	52.5%
Outdoor Products & Accessories Segment	53,604	37,246	16,358	43.9%
Total Net Sales	$440,479	$291,005	$149,474	51.4%

Net sales for our Firearms segment for the six-month period ended October 31, 2016 increased 52.5% over the prior year comparable period as a result of increased orders for the majority of our products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains, increased consumer interest in firearms, which is reflected in the higher checks in Adjusted NICS. Some of the increased consumer interest may have been driven by recent news events that have raised fears about personal protection and by the current political environment that has caused concerns related to firearm ownership restrictions. However, we also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products. For the past few years, we have addressed the increased demand by increasing our production capacity and outsourcing as well as shifting production to better match our output to those products most in demand. More recently, as our production output and revenue have increased, we have focused on increasing inventory in the wholesaler channel, especially as we move into the holiday season and distributor shows. Thus, firearm inventory at wholesale increased over the prior year comparable period. Our handgun product revenue increased $86.3 million, or 44.7%, over the prior year comparable period, and the principal products in demand included our lower price point full-size Smith & Wesson branded polymer pistols, concealed carry polymer pistols, and Smith & Wesson branded revolvers. Revenue for our long guns increased $45.6 million, or 104.4%, over the prior year comparable period as a result of increased demand from our sporting goods distribution channel, as supported by market share gains driven by a shift in consumer demand toward modern sporting rifles. New products, defined as any new SKU not shipped in the prior year comparable period, represented 29.6% of firearm revenue for the six months ended October 31, 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, our Performance Center M&P branded ported conceal carry pistol, our new Thompson/Center Compass bolt action hunting rifle, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue by 2.3% for the six months ended October 31, 2016 compared with the prior year comparable period while increases in the number of units sold impacted revenue by 51.7%.

Net sales for our Outdoor Products & Accessories segment for the six months ended October 31, 2016 were $53.6 million, an increase of $16.4 million, or 43.9%, from over the prior year comparable period, primarily as a result of the acquisitions during the six months ended October 31, 2016, which generated $18.6 million, or 34.7% of total net sales for our Outdoor Products & Accessories segment. Net sales for our Outdoor Products & Accessories segment represented 12.2% and 12.8% of total net sales for the six months ended October 31, 2016 and 2015, respectively.

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Sporting Goods Distribution Channel	$397,933	$255,975	$141,958	55.5%
Professional Channel	34,346	28,485	5,861	20.6%
Other Products & Services	8,200	6,545	1,655	25.3%
Total Net Sales	$440,479	$291,005	$149,474	51.4%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2016 and 2015 (units in thousands):

Total Units Shipped	2016	2015	# Change	% Change
Handguns	920	615	305	49.6%
Long Guns	210	107	103	96.3%

Sporting Goods Distribution Channel Units Shipped	2016	2015	# Change	% Change
Handguns	848	550	298	54.2%
Long Guns	195	99	96	97.0%

Professional Channel Units Shipped	2016	2015	# Change	% Change
Handguns	72	65	7	10.8%
Long Guns	15	8	7	87.5%

Our handgun shipments into the sporting goods distribution channel increased 54.2%, primarily as a result of the increased demand for conceal carry products, while revenue for handguns increased 44.7% over the prior year comparable period.  The higher unit rate occurred as a result of increased shipments of promotional products. Our long gun unit shipments into the sporting goods distribution channel increased 97.0% over the prior year comparable period, primarily because of increased orders for our lower price point M&P Sport rifles. In our professional channel, unit shipments increased over the prior year comparable period, primarily as a result of increased law enforcement sales to agencies and international sales to Europe.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Cost of sales	$135,923	$87,027	$48,896	56.2%
Gross profit	$97,605	$56,215	$41,390	73.6%
% of net sales (gross margin)	41.8%	39.2%

Firearms Segment	2016	2015	$ Change	% Change
Cost of sales	$112,702	$77,142	$35,560	46.1%
Gross profit	$81,773	$46,362	$35,411	76.4%
% of net sales (gross margin)	42.0%	37.5%

Outdoor Products & Accessories Segment	2016	2015	$ Change	% Change
Cost of sales	$23,221	$9,885	$13,336	134.9%
Gross profit	$15,832	$9,853	$5,979	60.7%
% of net sales (gross margin)	40.5%	49.9%

Gross margin for the three months ended October 31, 2016 for our Firearms segment increased by 4.5 percentage points over the comparable quarter last year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 10.3 percentage point favorable impact. In addition, favorable purchase price variances and favorable excess and obsolescence inventory adjustments had an aggregate 1.2 percentage point favorable impact on gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue, which had a 4.6 percentage point unfavorable impact on gross margin.

As mentioned above, we reclassified our Thompson/Center accessories products from our Firearms segment to our Outdoor Products & Accessories segment for the three months ended October 31, 2015, which have historically had lower gross margins and negatively impacted our Outdoor Products & Accessories segment by 1.0 percentage points for the prior year period. In addition, as a result of the acquisitions of Taylor Brands, LLC and Crimson Trace Corporation, gross margin for our Outdoor Products & Accessories segment for the three months ended October 31, 2016 included $3.0 million of increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and backlog expense yielding an unfavorable impact on gross margin of 9.8 percentage points on that segment and 1.6 percentage points on the total company gross margin.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2016 and 2015 (dollars in thousands):

Total Company	2016	2015	$ Change	% Change
Cost of sales	$255,305	$175,920	$79,385	45.1%
Gross profit	$185,174	$115,085	$70,089	60.9%
% of net sales (gross margin)	42.0%	39.5%

Firearms Segment	2016	2015	$ Change	% Change
Cost of sales	$224,421	$155,934	$68,487	43.9%
Gross profit	$162,454	$97,824	$64,630	66.1%
% of net sales (gross margin)	42.0%	38.6%

Outdoor Products & Accessories Segment	2016	2015	$ Change	% Change
Cost of sales	$30,884	$19,986	$10,898	54.5%
Gross profit	$22,721	$17,261	$5,460	31.6%
% of net sales (gross margin)	42.4%	46.3%

Gross margin for the six months ended October 31, 2016 for our Firearms segment increased by 3.4 percentage points over the prior year comparable period, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 7.9 percentage point favorable impact. In addition, favorable purchase price variances and favorable excess and obsolescence inventory adjustments had an aggregate 1.9 percentage point favorable impact on gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue and additional expense recorded as a result of promotional product discounts but contributed to our improved sales volumes and favorable absorption, which combined yielded a 3.8 percentage point unfavorable impact on gross margin.

As mentioned above, we reclassified our Thompson/Center accessories products from our Firearms segment to our Outdoor Products & Accessories segment for the six months ended October 31, 2015, which have historically had lower gross margins and negatively impacted our Outdoor Products & Accessories segment by 4.6 percentage points for the prior year period. In addition, as a result of the acquisitions of Taylor Brands, LLC and Crimson Trace Corporation, gross margin for our Outdoor Products & Accessories segment for the six months ended October 31, 2016 included $3.0 million of increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle and backlog expense yielding a negative impact on gross margin on that segment by 7.1 percentage points and 90 basis points on total company gross margin.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Research and development	$2,698	$2,695	$3	0.1%
Selling and marketing	12,527	12,536	(9)	-0.1%
General and administrative	30,229	19,202	11,027	57.4%
Total operating expenses	$45,454	$34,433	$11,021	32.0%
% of net sales	19.5%	24.0%

Operating expenses for the three months ended October 31, 2016 increased $11.0 million over the comparable quarter last year, all of which was in general and administrative costs. Those costs increased primarily because of $2.0 million of intangible amortization expense as a result of the acquisitions, $1.9 million of increased management incentive accruals, a $1.7 million increase in professional fees, $1.4 million of increased profit sharing expense, $1.8 million of acquisition-related costs incurred in connection with the Taylor Brands, LLC and Crimson Trace Corporation acquisitions in August 2016 and the Ultimate Survival Technologies, Inc. acquisition that was completed subsequent to October 31, 2016, and $1.0 million in contributions to the National Rifle Association.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Research and development	$4,851	$5,091	$(240)	-4.7%
Selling and marketing	21,721	21,754	(33)	-0.2%
General and administrative	53,926	36,640	17,286	47.2%
Total operating expenses	$80,498	$63,485	$17,013	26.8%
% of net sales	18.3%	21.8%

Operating expenses for the six months ended October 31, 2016 increased $17.0 million over the prior year comparable period, a period that included $1.8 million of insurance recoveries. Excluding the insurance recovery, general and administrative costs increased $15.5 million, primarily because of $3.2 million of increased profit sharing expense, $3.2 million of acquisition-related costs, $2.0 million of intangible amortization expense incurred in connection with the Taylor Brands, LLC and Crimson Trace Corporation acquisitions in August 2016 and the Ultimate Survival Technologies, Inc. acquisition that was completed subsequent to October 31, 2016, $1.7 million of increased professional fees, $940,000 of increased management incentive accruals, and $1.6 million in contributions and sponsorships to the National Rifle Association and the National Shooting Sports Foundation.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating income	$52,151	$21,782	$30,369	139.4%
% of net sales (operating margin)	22.3%	15.2%

Operating income for the three months ended October 31, 2016 increased $30.4 million over the comparable quarter last year, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by higher manufacturing spending relative to revenue, increased management incentive accruals, increased professional and acquisition-related expenses, increased acquired intangible asset amortization, and increased profit sharing expenses.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating income	$104,676	$51,600	$53,076	102.9%
% of net sales (operating margin)	23.8%	17.7%

Operating income for the six months ended October 31, 2016 increased $53.1 million over the prior year comparable period, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased management incentive accruals, increased professional and acquisition-related expenses, increased acquired intangible asset amortization, and increased profit sharing expenses.

Interest Expense

The following table sets forth certain information regarding interest (expense)/income for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Interest (expense)/income	$(2,175)	$(2,296)	$121	-5.3%

Interest (expense)/income was relatively flat from the comparable quarter last year as our debt balances have remained consistent as compared with the comparable quarter last year.

The following table sets forth certain information regarding interest (expense)/income for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Interest (expense)/income	$(4,188)	$(9,496)	$5,308	-55.9%

Interest (expense)/income declined by $5.3 million from the prior year comparable period as a result of refinancing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement. In connection with this retirement in the prior fiscal year, we recorded a $2.9 million bond call premium and wrote off $1.7 million of unamortized debt issuance costs during the six months ended October 31, 2015.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Income tax expense	$17,463	$7,015	$10,448	148.9%
% of income from operations (effective tax rate)	35.0%	36.0%		-1.0%

Our income tax expense for the three months ended October 31, 2016 increased $10.4 million over the comparable quarter last year because of higher operating profit.

The following table sets forth certain information regarding income tax expense for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Income tax expense	$32,752	$15,214	$17,538	115.3%
% of income from operations (effective tax rate)	32.6%	36.1%		-3.5%

Our income tax expense for the six months ended October 31, 2016 increased $17.5 million over the prior year comparable period because of higher operating profit. The decrease in the effective tax rate from the prior year comparable period is a result of our adoption of the new accounting standard update 2016-09 – Compensation – Stock Compensation, which reduced our effective tax rate by 2.8%.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended October 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change
Net income	$32,483	$12,466	$20,017	160.6%
Net income per share
Basic	$0.58	$0.23	$0.35	152.2%
Diluted	$0.57	$0.22	$0.35	159.1%

Net income for the three months ended October 31, 2016 increased $20.0 million over the comparable quarter last year, primarily because of higher revenue and gross margin described above, partially offset by additional management incentive accruals, professional fees, acquisition-related expenses in connection with our acquisitions during the quarter, and higher profit sharing expense. Net income per share was negatively impacted by $0.09 as a result of the Taylor Brands, LLC and Crimson Trace Corporation acquisitions.

The following table sets forth certain information regarding net income and the related per share data for the six months ended October 31, 2016 and 2015 (dollars in thousands, except per share data):

	2016	2015	$ Change	% Change
Net income	$67,706	$26,878	$40,828	151.9%
Net income per share
Basic	$1.21	$0.49	$0.72	146.9%
Diluted	$1.18	$0.48	$0.70	145.8%

Net income for the six months ended October 31, 2016 increased $40.8 million over the comparable quarter last year, primarily because of higher revenue and gross margin described above and lower interest expense, partially offset by additional management incentive accruals, professional fees, acquisition-related expenses in connection with the Taylor Brands, LLC and Crimson Trace Corporation acquisitions, and higher profit sharing expense. Net income per share was negatively impacted by $0.11 as a result of the Taylor Brands, LLC and Crimson Trace Corporation acquisitions.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) pay the $32.3 million needed to acquire Ultimate Survival Technologies, Inc. in November 2016, as well as any other potential acquisitions, and (3) service our existing debt. Capital expenditures in fiscal 2017 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the implementation of SAP at our Columbia, Missouri location.

The following table sets forth certain cash flow information for the six months ended October 31, 2016 and 2015 (dollars in thousands):

	2016	2015	$ Change	% Change
Operating activities	$61,374	$22,761	$38,613	169.6%
Investing activities	(196,670)	(14,164)	(182,506)	(1,288.5)%
Financing activities	17,913	3,245	14,668	452.0%
Total cash flow	$(117,383)	$11,842	$(129,225)	(1,091.2)%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the six months ended October 31, 2016, we generated $61.4 million in cash from operating activities compared with $22.8 million for the three months ended October 31, 2015. Cash generated by operating activities for the six months ended October 31, 2016 was favorably impacted by net income of $91.5 million before depreciation and amortization, partially offset by $14.3 million of increased inventory because of our seasonal inventory build in preparation for the fall and winter shopping seasons that typically result in heightened demand for our products, $9.7 million of reduced accrued income taxes because of the timing of estimated federal income tax payments, $4.7 million of lower accrued payroll and incentives because the fiscal 2016 management incentive bonuses were paid during the six months ended October 31, 2016, and $4.7 million of reduced accrued profit sharing because the profit sharing payout was made during the six months ended October 31, 2016.

Investing Activities

Cash used in investing activities increased $182.5 million, primarily as a result of $178.1 million of payments to acquire substantially all of the net assets of Taylor Brands, LLC and all of the issued and outstanding stock of Crimson Trace Corporation. We also recorded capital spending of $23.3 million during the six months ended October 31, 2016, an increase of $5.0 million over the prior year comparable period. We currently expect to spend approximately $50.0 million on capital expenditures in fiscal 2017, an increase of approximately $20.5 million over the $29.5 million spent in fiscal 2016. As noted above, major capital expenditures in fiscal 2017 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the implementation of SAP, an enterprise resource planning system, at our Columbia, Missouri location.

Financing Activities

Cash provided by financing activities was $17.9 million for the six months ended October 31, 2016 compared with cash provided by financing activities of $3.2 million for the six months ended October 31, 2015. Cash provided by financing activities during the six months ended October 31, 2016 were primarily a result of $25.0 million of net proceeds on borrowings under our Revolving Line. During the six months ended October 31, 2015, we had $105.0 million of borrowings on our Term Loan that was used to retire the entire $100.0 million of the then-outstanding principal balance of 5.875% Senior Notes as well as incurring $1.0 million of debt issuance costs related to the Credit Agreement as discussed below.

On October 27, 2016, we entered into a second amendment to our existing credit agreement with our lenders to expand our unsecured Revolving Line to $350.0 million with an option to increase the credit commitment for an additional $150.0 million and extended the maturity of the Revolving Line to October 27, 2021. We had $25.0 million of borrowings on our Revolving Line as of October 31, 2016. Other than the changes described in the amendment, we otherwise remain subject to the terms of the Credit Agreement, as amended to date. We incurred $525,000 in debt issuance costs related to this amendment.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020, except for our Revolving Line that was amended as mentioned above. We had $97.1 million outstanding on our Term Loan as of October 31, 2016. See Note 5 – Notes Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes and acquisitions.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2016.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $883,000 as of October 31, 2016. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of July 31, 2016, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2016, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of October 31, 2016, we made no purchases under this stock repurchase program.

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

As of October 31, 2016, we had $73.9 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months, apart from any major acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2016, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of October 31, 2016, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $97.1 million, and the aggregate net fair value of the interest rate swap was $883,000 as of October 31, 2016. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of October 31, 2016, the effective interest rate of our Term Loan was 3.06%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of October 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2016, our disclosure controls and procedures are effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 10 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of October 31, 2016, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH & WESSON HOLDING CORPORATION, a Nevada corporation

Date: December 1, 2016	By:	/s/ P. JAMES DEBNEY
P. James Debney
President and Chief Executive Officer

Date: December 1, 2016	By:	/s/ JEFFREY D. BUCHANAN
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

3.3(c)	Amendment to the Amended and Restated Bylaws of Smith & Wesson Holding Corporation (1)

10.113(a)

Second Amendment to Credit Agreement, dated as of October 27, 2016, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents (2)

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

(1)Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 21, 2016.

(2)Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2016.