Form 10-Q
period 2017-01-31
AMERICAN OUTDOOR BRANDS CORP
filed 2017-03-02
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

Commission File No. 001-31552

American Outdoor Brands Corporation

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

The registrant had 56,356,651 shares of common stock, par value $0.001, outstanding as of February 28, 2017.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2017 and 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
Signatures	35
EX-3.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in Acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; the amount of environmental and other reserves; our belief concerning the reasons for the reduction in adjusted NICS in December and January; our belief that a softer retail environment in firearms could continue for several months; our determination to take actions to match our firearms manufacturing output with the potentially soft demand environment, including reducing our reliance on outsourcing, as well as our assessment that such reductions may not occur rapidly enough to prevent a buildup in inventory; our belief that inventory levels could continue to rise in the next quarter because of the potential that the typical increase in orders during the trade show season may not occur; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our growth opportunities; our anticipated growth; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog;  and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on June 16, 2016.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2017	April 30, 2016
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,253	$191,279
Accounts receivable, net of allowance for doubtful accounts of $564 on January 31, 2017 and $680 on April 30, 2016	72,919	57,792
Inventories	128,096	77,789
Prepaid expenses and other current assets	6,735	4,307
Income tax receivable	575	2,064
Total current assets	262,578	333,231
Property, plant, and equipment, net	151,645	135,405
Intangibles, net	147,045	62,924
Goodwill	168,829	76,357
Other assets	9,623	11,586
	$739,720	$619,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,578	$45,513
Accrued expenses	35,412	28,447
Accrued payroll and incentives	19,066	18,784
Accrued income taxes	2,349	5,960
Accrued profit sharing	9,865	11,459
Accrued warranty	5,968	6,129
Current portion of notes payable	6,300	6,300
Total current liabilities	134,538	122,592
Deferred income taxes	21,212	12,161
Notes payable, net of current portion	161,990	166,564
Other non-current liabilities	9,685	10,370
Total liabilities	327,425	311,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 71,918,857 shares issued and 56,356,235 shares outstanding on January 31, 2017 and 71,558,633 shares issued and 55,996,011 shares outstanding on April 30, 2016	72	72
Additional paid-in capital	242,586	239,505
Retained earnings	341,471	241,310
Accumulated other comprehensive income/(loss)	489	(748)
Treasury stock, at cost (15,562,622 shares on January 31, 2017 and April 30, 2016)	(172,323)	(172,323)
Total stockholders’ equity	412,295	307,816
	$739,720	$619,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net sales	$233,523	$210,786	$674,002	$501,791
Cost of sales	134,212	124,128	389,517	300,048
Gross profit	99,311	86,658	284,485	201,743
Operating expenses:
Research and development	2,764	2,521	7,614	7,612
Selling and marketing	15,052	11,505	36,773	33,260
General and administrative	31,286	22,484	85,210	59,124
Total operating expenses	49,102	36,510	129,597	99,996
Operating income	50,209	50,148	154,888	101,747
Other expense, net:
Other expense, net	(8)	(5)	(37)	(17)
Interest expense, net	(1,939)	(2,079)	(6,128)	(11,575)
Total other expense, net	(1,947)	(2,084)	(6,165)	(11,592)
Income from operations before income taxes	48,262	48,064	148,723	90,155
Income tax expense	15,809	16,630	48,562	31,844
Net income	32,453	31,434	100,161	58,311
Comprehensive income/(loss):
Change in unrealized income/(loss) on interest rate swap	1,524	(740)	1,929	(1,224)
Other comprehensive income/(loss), before income taxes	1,524	(740)	1,929	(1,224)
Income tax (expense)/benefit on other comprehensive income/(loss)	(558)	274	(692)	451
Other comprehensive income/(loss), net of tax	966	(466)	1,237	(773)
Comprehensive income	$33,419	$30,968	$101,398	$57,538
Net income per share:
Basic	$0.58	$0.57	$1.78	$1.07
Diluted	$0.57	$0.56	$1.75	$1.05
Weighted average number of common shares outstanding:
Basic	56,342	54,857	56,208	54,508
Diluted	57,127	55,981	57,166	55,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity

Balance at April 30, 2016	71,559	$72	$239,505	$241,310	$(748)	15,563	$(172,323)	$307,816
Proceeds from exercise of employee stock options	54	—	193	—	—	—	—	193
Stock-based compensation	—	—	6,383	—	—	—	—	6,383
Shares issued under employee stock purchase plan	67	—	948	—	—	—	—	948
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,237	—	—	1,237
Issuance of common stock under restricted stock unit awards, net of shares surrendered	239	—	(4,443)	—	—	—	—	(4,443)
Net income	—	—	—	100,161	—	—	—	100,161
Balance at January 31, 2017	71,919	$72	$242,586	$341,471	$489	15,563	$(172,323)	$412,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$100,161	$58,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,187	30,836
Loss on sale/disposition of assets	98	138
Provision for losses on notes and accounts receivable	179	2
Deferred income taxes	(12,300)	244
Stock-based compensation expense	6,383	4,885
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	(3,754)	(34,536)
Inventories	(18,451)	1,244
Prepaid expenses and other current assets	(2,178)	325
Income taxes	(2,095)	(2,811)
Accounts payable	2,393	2,931
Accrued payroll and incentives	(1,218)	7,874
Accrued profit sharing	(1,594)	1,710
Accrued expenses	5,004	4,044
Accrued warranty	(262)	(248)
Other assets	1,059	(119)
Other non-current liabilities	(1,088)	(1,087)
Net cash provided by operating activities	109,524	73,743
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(211,069)	—
Refunds on machinery and equipment	2,776	4,222
Receipts from note receivable	58	56
Payments to acquire patents and software	(515)	(248)
Proceeds from sale of property and equipment	—	61
Payments to acquire property and equipment	(28,952)	(22,933)
Net cash used in investing activities	(237,702)	(18,842)
Cash flows from financing activities:
Proceeds from loans and notes payable	50,000	105,000
Cash paid for debt issuance costs	(525)	(1,024)
Payments on capital lease obligation	(397)	(447)
Payments on notes payable	(54,725)	(103,150)
Proceeds from Economic Development Incentive Program	101	—
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,141	6,668
Payment of employee withholding tax related to restricted stock units	(4,443)	(2,073)
Excess tax benefit of stock-based compensation	—	3,123
Net cash (used in)/provided by financing activities	(8,848)	8,097
Net increase/(decrease) in cash and cash equivalents	(137,026)	62,998
Cash and cash equivalents, beginning of period	191,279	42,222
Cash and cash equivalents, end of period	$54,253	$105,220
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,683	$12,118
Income taxes	63,195	31,484

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Nine Months Ended January 31,
	2017	2016
	(In thousands)
Purchases of property and equipment included in accounts payable	$3,426	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

(1) Organization:

We are one of the world’s leading providers of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast. We manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and single shot rifles), handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, and law enforcement and security agencies and officers in the United States and throughout the world. We are also a leading provider of outdoor products & accessories, including, reloading, gunsmithing, gun cleaning supplies, tree saws, laser sights, tactical lights, tools and knives, flashlights, soft goods, survival and camping equipment, and vault accessories.

On December 13, 2016, our stockholders approved a change in the name of our holding company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation, which became effective on January 1, 2017.

We manufacture firearm components at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut and develop, assemble, and market our firearm products in our Springfield, Massachusetts facility. We develop, source, market, and distribute our outdoor and accessories products at our facilities in Columbia, Missouri; Kingsport, Tennessee; and Jacksonville, Florida. We develop, market, and assemble our electro-optics products in our Wilsonville, Oregon facility. We sell our products under a variety of brands, including Smith & Wesson®, M&P®, Thompson/Center ArmsTM, Crimson Trace®, Caldwell® Shooting Supplies, Wheeler® Engineering, Tipton® Gun Cleaning Supplies, Frankford Arsenal® Reloading Tools, Lockdown® Vault Accessories, HooymanTM Premium Tree Saws, BOG-POD®, Golden Rod® Moisture Control, Schrade®, Old Timer®, Uncle Henry®, and ImperialTM, USTTM, and Key Gear®. We plan to continue to capitalize on the goodwill developed through our historic 164 year old “Smith & Wesson” brand as well as our other well-known brands by expanding consumer awareness of the products we produce.

On August 1, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC; on August 26, 2016, we acquired all of the issued and outstanding stock of Crimson Trace Corporation; and on November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc., which we refer to collectively as the Acquisitions. See Note 3 – Acquisitions for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2017, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2017 and 2016 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2017 and for the periods presented, have been included. All significant intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2016 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016. The results of operations for the nine months ended January 31, 2017 may not be indicative of the results that may be expected for the year ending April 30, 2017, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim reporting periods beginning October 1, 2017. In August 2015, the FASB issued ASU No. 2015-14 that deferred the effective date for ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

The effective dates for these ASUs is the same as the effective date for ASU No. 2014-09. We are currently evaluating the impact that these ASUs will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU No. 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact that ASU No. 2015-11 will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that ASU No. 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, and early adoption is permitted. We have elected to early adopt this standard during the nine months ended January 31, 2017 and prospectively present the change to the financial statements given the immaterial nature of this adoption to our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds it fair value, not to exceed the amount of the goodwill. The requirements of this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that ASU No. 2017-04 will have on our condensed consolidated financial statements.

(3) Acquisitions

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

On November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc. for $33.0 million, subject to certain adjustments, utilizing cash on hand. In addition, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent liability was established in accordance with ASC 805 — Business Combinations. As of January 31, 2017, the contingent liability was recorded at a fair value of $1.7 million, of which, $900,000 was recorded as a current liability. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, is a provider of high-quality survival and camping equipment, including LED lights, patented all-weather fire starter kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products.

We are finalizing the valuations of the assets acquired and liabilities assumed related to the Acquisitions. Therefore, the fair values set forth herein are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including the significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets and the related tax impacts of any changes made. During the three months ended January

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

31, 2017, goodwill was decreased by $329,000, primarily as a result of inventory valuation adjustments relating to the Taylor Brands, LLC and Crimson Trace Corporation acquisitions.

The following table summarizes the estimated preliminary allocation of the purchase price for Taylor Brands, LLC and Crimson Trace Corporation combined (in thousands):

October 31, 2016 (As Initially Reported)		Measurement Period Adjustments	October 31, 2016 (As Adjusted)

Accounts receivable	$8,937	(83)	8,854
Inventories	24,359	588	24,947
Other current assets	379	(79)	300
Property, plant, and equipment	6,851	—	6,851
Intangibles	84,100	—	84,100
Goodwill	80,893	(329)	80,564
Total assets acquired	205,519	97	205,616
Accounts payable	5,066	—	5,066
Accrued expenses	946	68	1,014
Accrued payroll	689	—	689
Accrued income taxes	3	29	32
Accrued warranty	98	—	98
Deferred income taxes	20,658	—	20,658
Total liabilities assumed	27,460	97	27,557
	$178,059	$—	$178,059

The following table summarizes the estimated preliminary allocation of the purchase price for Ultimate Survival Technologies, Inc. (in thousands):

As of November 18, 2016

Accounts receivable	$2,698
Inventories	6,910
Other current assets	51
Property, plant, and equipment	1,381
Intangibles	13,750
Goodwill	11,908
Total assets acquired	36,698
Accounts payable	1,148
Accrued expenses	27
Accrued payroll	811
Accrued income taxes	3
Total liabilities assumed	1,989
$34,709

Included in general and administrative costs are $3.8 million of acquisition-related costs incurred during the nine months ended January 31, 2017 for the Acquisitions. The Acquisitions generated $19.6 million and $38.2 million of revenue during the three and nine months ended January 31, 2017, respectively.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that we acquire. We amortize order backlog over the estimated life during which the backlog is fulfilled. The following are the identifiable intangible assets acquired (in thousands) in the Acquisitions and their respective weighted average lives:

		Weighted Average
	Amount	Life (In years)
Developed technology	$3,000	4.1
Customer relationships	76,600	5.1
Trade names	17,000	4.8
Order backlog	1,150	0.3
Non-competition agreement	100	3.4
	$97,850

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2016	January 31, 2017	January 31, 2016	January 31, 2017
Net sales	$232,021	$234,948	$570,298	$705,061
Income from operations	49,050	48,817	91,138	153,091
Net income per share - diluted	0.58	0.57	1.10	1.81

The unaudited pro forma income from operations for the three and nine months ended January 31, 2017 and 2016 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the Acquisitions had occurred on May 1, 2015. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

(4) Goodwill

The changes in the carrying amount of goodwill for the nine months ended January 31, 2017 by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill

Balance as of April 30, 2016	$13,770	$62,587	$76,357
Adjustments	—	—	—
Balance as of July 31, 2016	13,770	62,587	76,357
Acquisitions	—	80,893	80,893
Balance as of October 31, 2016	$13,770	$143,480	$157,250
Adjustments	—	(329)	(329)
Acquisitions	—	11,908	11,908
Balance as of January 31, 2017	$13,770	$155,059	$168,829

Refer to Note 11 — Segment Information below for more detail.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

(5) Notes Payable:

Credit Facilities – On October 27, 2016, we and certain of our domestic subsidiaries entered into a second amendment to our existing unsecured credit agreement, or the Second Amendment, with TD Bank, N.A. and other lenders, or the Lenders. Among other things, the Second Amendment increased the revolving line of credit, or the Revolving Line, available from our lenders to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes payable in the condensed consolidated balance sheet.

On June 15, 2015, we entered into an unsecured credit facility, or the Credit Agreement, with the Lenders, which included a $175.0 million Revolving Line and a $105.0 million term loan, or the Term Loan, of which $95.6 million was outstanding as of January 31, 2017. As described above, the Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of January 31, 2017, we had no borrowings outstanding on the Revolving Line. Had there been borrowings, they would have borne an interest rate of 4.00% per annum if we had selected the prime rate option and a range of 2.27% to 2.52% per annum if we had selected the LIBOR rate option. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 for the Term Loan will be due in full. We incurred $1.0 million of debt issuance costs related to our new credit facility, which are included in notes payable in the accompanying condensed consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2017, our interest rate on the Term Loan was 3.06%.

As of January 31, 2017, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on January 31, 2017 was an asset of $641,000 and was included in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

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

Letters of Credit – At January 31, 2017, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

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

Our cash equivalents, which are measured at fair value on a recurring basis, totaled $54.3 million and $191.3 million as of January 31, 2017 and April 30, 2016, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

The carrying value of our Term Loan approximates the fair value as of January 31, 2017, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of January 31, 2017 approximates the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any Level 3 financial assets or liabilities.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of January 31, 2017 and April 30, 2016 (in thousands):

	January 31, 2017	April 30, 2016
Finished goods	$60,666	$26,574
Finished parts	47,005	32,804
Work in process	10,091	9,263
Raw material	10,334	9,148
Total inventories	$128,096	$77,789

(8) Intangible Assets:

The following table presents a summary of intangible assets as of January 31, 2017 and April 30, 2016 (in thousands):

	January 31, 2017			April 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$105,260	$(12,130)	$93,130	$28,560	$(6,423)	$22,137
Developed technology	19,430	(4,733)	14,697	16,430	(2,890)	13,540
Patents, trademarks, and trade names	53,271	(14,906)	38,365	36,076	(9,262)	26,814
Backlog	1,150	(1,050)	100	—	—	—
	179,111	(32,819)	146,292	81,066	(18,575)	62,491
Patents in progress	527	—	527	433	—	433
Total definite-lived intangible assets	179,638	(32,819)	146,819	81,499	(18,575)	62,924
Indefinite-lived intangible assets	226	—	226	—	—	—
Total intangible assets	$179,864	$(32,819)	$147,045	$81,499	$(18,575)	$62,924

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.9 million and $2.8 million for the three months ended January 31, 2017 and 2016, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $14.2 million and $10.7 million for the nine months ended January 31, 2017 and 2016, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2017 and succeeding fiscal years is as follows:

Fiscal	Amount
2017	$5,840
2018	22,935
2019	23,197
2020	20,365
2021	17,550
Thereafter	56,405
Total	$146,292

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2016. There were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended January 31, 2017, and therefore intangible assets were not tested for impairment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of January 31, 2017, we made no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2017			2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$32,453	56,342	$0.58	$31,434	54,857	$0.57
Effect of dilutive stock awards	—	785	(0.01)	—	1,124	(0.01)
Diluted earnings	$32,453	57,127	$0.57	$31,434	55,981	$0.56

	For the Nine Months Ended January 31,
	2017			2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$100,161	56,208	$1.78	$58,311	54,508	$1.07
Effect of dilutive stock awards	—	958	(0.03)	—	1,276	(0.02)
Diluted earnings	$100,161	57,166	$1.75	$58,311	55,784	$1.05

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2017 and 2016.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

The number of shares and weighted average exercise prices of options for the nine months ended January 31, 2017 and 2016 were as follows:

	For the Nine Months Ended January 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	389,360	$6.16	1,879,630	$6.37
Exercised during the period	(54,200)	3.57	(707,179)	8.26
Options outstanding, end of period	335,160	$6.58	1,172,451	$5.23
Weighted average remaining contractual life	4.26 years		5.07 years
Options exercisable, end of period	335,160	$6.58	1,172,457	$5.23
Weighted average remaining contractual life	4.26 years		5.07 years

The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2017 and 2016 was $4.9 million and $19.2 million, respectively. The aggregate intrinsic value of the stock options exercised for the nine months ended January 31, 2017 and 2016 was $1.3 million and $9.1 million, respectively. At January 31, 2017, there were no unrecognized compensation costs of outstanding options.

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

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the nine months ended January 31, 2017 and 2016, 66,812 and 92,249 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $6.4 million and $4.9 million for the nine months ended January 31, 2017 and 2016, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

The market-condition PSUs vest, and the fair value of such PSUs are recognized, over the corresponding performance period. Our market-condition PSUs have a maximum aggregate award equal to 200% of the target amount granted. The number of market-condition PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For the fiscal 2014 PSUs, our stock must outperform the RUT by 10% in order for the target award to vest. For our fiscal 2016 and 2015 PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under the fiscal 2016 and 2015 PSUs equal to six times the grant-date value of each award.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

In certain circumstances the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the nine months ended January 31, 2017, we granted an aggregate of 255,109 service-based RSUs, including 200,213 RSUs to non-executive officer employees; 24,896 RSUs to our directors; and 30,000 RSUs to an executive officer in connection with his employment. In addition, in connection with a 2013 grant, 118,500 market-condition PSUs vested (i.e. the target amount granted), which achieved 200.0% of the maximum award possible resulting in awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $5.8 million for the nine months ended January 31, 2017. During the nine months ended January 31, 2017, we cancelled 18,714 service-based RSUs as a result of the service condition not being met. We delivered common stock to employees during the nine months ended January 31, 2017 under vested RSUs and PSUs with a total market value of $11.0 million.

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

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2017 and 2016 is as follows:

	For the Nine Months Ended January 31,
	2017		2016
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,215,753	$15.38	1,190,879	$12.45
Awarded	373,609	18.26	282,852	14.44
Vested	(402,335)	11.35	(363,285)	10.36
Forfeited	(18,714)	17.21	(82,390)	10.81
RSUs and PSUs outstanding, end of period	1,168,313	$17.66	1,028,056	$13.65

As of January 31, 2017, there was $8.7 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.5 years.

(10) Commitments and Contingencies:

Litigation

We are a defendant in five product liability cases and are aware of eight other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

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

As of January 31, 2017 and April 30, 2016, respectively, we had recorded a $717,700 and $694,000 environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

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

(11) Segment Information:

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our accessories segment. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment has been determined to be two operating segments that have been aggregated into a single reportable segment, which are evaluated, by a measurement of incoming orders per day, sales by customers, and gross margin by product line.

The Firearms segment includes our firearms and other components, which we manufacture at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri; Kingsport, Tennessee; and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of January 31, 2017 and April 30, 2016 (in thousands):

	As of January 31, 2017			As of April 30, 2016
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$342,181	$397,539	$739,720	$458,053	$161,450	$619,503
Property, plant, and equipment, net	137,601	14,044	151,645	132,274	3,131	135,405
Intangibles, net	2,743	144,302	147,045	2,903	60,021	62,924
Goodwill	13,770	155,059	168,829	13,770	62,587	76,357

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

Results by business segment are presented in the following tables for the three months ended January 31, 2017 and 2016 (in thousands):

	For the Three Months Ended January 31, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$197,025	$36,498		$ —	$ —	$233,523
Intersegment revenue	1,090	2,947		—	(4,037)	—
Total net sales	198,115	39,445		$ —	(4,037)	233,523
Cost of sales	118,207	20,322	(c)	—	(4,317)	134,212
Gross margin	79,908	19,123		—	280	99,311
Operating income/(loss)	50,097	(1,483)	(d)	(13,131)	14,726	50,209
Income tax expense/(benefit)	19,453	(779)		(2,865)	—	15,809

	For the Three Months Ended January 31, 2016 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$194,650	$16,136	$ —	$ —	$210,786
Intersegment revenue	795	66	—	(861)	—
Total net sales	195,445	16,202	—	(861)	210,786
Cost of sales	117,284	7,767	—	(923)	124,128
Gross margin	78,160	8,436	—	62	86,658
Operating income/(loss)	49,222	473	(4,506)	4,959	50,148
Income tax expense/(benefit)	18,299	203	(1,872)	—	16,630

Results by business segment are presented in the following tables for the nine months ended January 31, 2017 and 2016 (in thousands):

	For the Nine Months Ended January 31, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$583,900	$90,102		$ —	$ —	$674,002
Intersegment revenue	2,816	6,310		—	(9,126)	—
Total net sales	586,716	96,412		—	(9,126)	674,002
Cost of sales	344,558	53,359	(e)	—	(8,400)	389,517
Gross margin	242,158	43,053		—	(726)	284,485
Operating income/(loss)	156,771	(4,749)	(f)	(35,912)	38,778	154,888
Income tax expense/(benefit)	60,216	(1,858)		(9,796)	—	48,562

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2017 and 2016

	For the nine Months Ended January 31, 2016 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$448,408	(b)	$53,383	(b)	$ —	$ —	$501,791
Intersegment revenue	795		709		—	(1,504)	—
Total net sales	449,203		54,092		—	(1,504)	501,791
Cost of sales	273,151	(b)	27,836	(b)	—	(939)	300,048
Gross margin	176,052		26,256		—	(565)	201,743
Operating income/(loss)	98,178		2,943		(12,688)	13,314	101,747
Income tax expense/(benefit)	38,682		734		(7,572)	—	31,844

_______________

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)

Effective October 1, 2015, our Thompson/Center accessories business was transitioned from our Firearms segment to our Outdoor Products & Accessories segment. As a result of this transition, we have reclassified $5.6 million and $4.6  million of revenue and cost of sales, respectively, from the Firearms segment to the Outdoor Products & Accessories segment for the nine months ended January 31, 2016.

(c)	Amount includes $777,000 of additional cost of goods sold from the fair value inventory step-up and backlog expense in related to the Acquisitions.
(d)	Amount includes $3.1 million of amortization of intangible assets identified as a result of the Acquisitions.
(e)	Amount includes $4.6 million of additional cost of goods sold from the fair value inventory step-up and backlog expense related to the Acquisitions.
(f)	Amount includes $5.1 million of amortization of intangible assets identified as a result of the Acquisitions.

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

On December 13, 2016, our stockholders approved a change in the name of our holding company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation, which became effective on January 1, 2017.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our Accessories segment. Effective October 1, 2015, our Thompson/Center accessories business was transitioned from our Firearms segment to our Outdoor Products & Accessories segment. For comparison purposes, we have reclassified the revenue and cost of sales of our Thompson/Center accessories products for the three and nine months ended January 31, 2016 from our Firearms segment, historically presented in other products and services, to our Outdoor Products & Accessories segment.

During August 2016, we acquired substantially all of the net assets of Taylor Brands, LLC and all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate of $178.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, based in Kingsport, Tennessee, is a designer and distributor of high-quality knives, specialty tools, and accessories, and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe.

On November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc. for $33.0 million subject to certain adjustments, utilizing cash on hand. In addition, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, is a provider of high-quality survival and camping equipment, including LED lights, patented all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products.

Results of operations for the three and nine months ended January 31, 2017 include activity for the period subsequent to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc.

Third Quarter Fiscal 2017 Highlights

Total net sales for the three months ended January 31, 2017 were $233.5 million, an increase of $22.7 million, or 10.8%, over net sales of $210.8 million for the three months ended January 31, 2016. Net sales for our Firearms segment increased by 1.2% to $197.0 million over the comparable quarter last year. A strong increase in shipments across nearly all product lines early in the fiscal quarter was almost entirely offset by decreased shipments for certain of our products later in the quarter. Consumer demand was strong in November, with a record number of firearm purchases for the month of November and for Black Friday (as indicated by the adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). In December and January, however, the NICS system reported adjusted background checks for December and January that were only the third and fourth highest historical results for their respective months. Moreover, by excluding the month of November and isolating the two month period of December and January, total adjusted NICS declined approximately 20% from the one year earlier results with handguns decreasing by 29%. We believe there are two primary reasons for the reduction in adjusted NICS in December and January. First, the prior comparable quarter reflected strong consumer demand resulting from news events, including terrorism. Second, firearm retailers indicated a soft retail environment in January, potentially as a result of reduced political pressures on firearm laws and regulations. Although difficult to forecast, a softer retail environment in firearms could continue for several months. Given those possible market conditions, after the end of the quarter we began to take actions intended to match our firearms manufacturing output with the potentially softer demand environment, including reducing our reliance on outsourcing, although such reductions cannot occur rapidly enough to prevent some temporary build up in inventory.

In reviewing product detail in our Firearms segment for the three months ended January 31, 2017, our handgun revenue decreased $9.6 million, or 6.5%, from the comparable quarter last year with lower demand for certain of our concealed carry polymer pistols, certain full size polymer pistols, and large frame revolvers, offset by revenue generated by our newly introduced concealed carry and full size M&P branded polymer pistols. Long gun revenue increased $12.1 million, or 32.1%, over the comparable quarter last year as a result of increased orders in our sporting goods distribution channel that occurred early in the quarter and softened later in the quarter for the reasons described above.

Net sales for our Outdoor Products & Accessories segment for the three months ended January 31, 2017 were $36.5 million, an increase of $20.4 million, or 126.2%, over the comparable quarter last year primarily as a result of our acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. during fiscal 2017. These acquisitions generated $19.6 million, or 53.7% of total net sales of this segment, for the three months ended January 31, 2017. Excluding these three acquisitions, organic revenue growth in Outdoor Products & Accessories was 4.8%.

Gross margin was 42.5% for the three months ended January 31, 2017 compared with 41.1% for the three months ended January 31, 2016. The increase in gross margin for our Firearms segment was primarily driven by increased production volumes, which improved fixed-cost absorption, partially offset by higher manufacturing spending relative to revenue. The Outdoor Products & Accessories segment favorably impacted total company gross margin by 1.2 percentage points for the three months ended January 31, 2017.

Total company net income for the three months ended January 31, 2017 was $32.5 million, or $0.57 per fully diluted share, compared with net income of $31.4 million, or $0.56 per fully diluted share, for the three months ended January 31, 2016. The increase in net income over the prior year comparable quarter was a result of increased revenue and gross margin, partially offset by higher manufacturing spending relative to revenue, increases in professional fees related to the rebranding of our holding company, increased stock compensation expense, increased amortization expense, acquisition-related costs, and additional operating costs as a result of the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc.

Total company net sales for the nine months ended January 31, 2017 were $674.0 million, an increase of $172.2 million, or 34.3%, over net sales of $501.8 million for the nine months ended January 31, 2016. Net sales for our Firearms segment increased by 30.2% to $583.9 million over the prior year comparable period, although it should be noted that comparable net sales were lower toward the end of the nine month period for the reasons described in the quarterly comparison above.

In reviewing product detail in our Firearms segment for the nine-month period, we received increased orders for the majority of our products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains and increased consumer interest in firearms, which was reflected in the higher checks in adjusted NICS earlier in the nine-month period. We also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products for the nine months ended January 31, 2017. Our handgun revenue increased $76.7 million, or 22.5%, over the prior year comparable period with the principal products in demand consisting of our lower price point, full-size, Smith & Wesson branded polymer pistols, our concealed carry and full size M&P branded polymer pistols, and Smith & Wesson branded revolvers. Long gun revenue increased $57.8 million, or 70.8%, over the prior year comparable period as a result of increased orders in our sporting goods distribution channel, as supported by market share gains in long guns driven by a shift in consumer demand toward modern sporting rifles.

Net sales for our Outdoor Products & Accessories segment for the nine months ended January 31, 2017 was $90.1 million, an increase of $36.7 million, or 68.8%, over the prior year comparable period, primarily as a result of our acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. during the nine months ended January 31, 2017. These acquisitions generated $38.2 million, or 42.4%, of total net sales for our Outdoor Products & Accessories, for the nine months ended January 31, 2017. Excluding acquisitions, organic revenue growth in Outdoor Products & Accessories declined 2.9%.

Total company gross margin was 42.2% for the nine months ended January 31, 2017 compared with gross margin of 40.2% for the nine months ended January 31, 2016. Gross margin increased primarily as a result of improved fixed-cost absorption as a result of increased production volumes for our Firearms segment, favorable purchase price variances and excess and obsolescence inventory adjustments. The favorable impacts to gross margin for our Firearms segment were partially offset by increased promotional programs and higher manufacturing spending relative to revenue. The Outdoor Products & Accessories segment had a 0.4 favorable percentage point impact on total company gross margin for the nine months ended January 31, 2017 despite the increased cost of goods sold expense as a result of the fair value step-up in inventory from the acquisition of Crimson Trace Corporation during fiscal 2017.

Total company net income for the nine months ended January 31, 2017 was $100.2 million, or $1.75 per fully diluted share, compared with net income of $58.3 million, or $1.05 per fully diluted share, for the nine months ended January 31, 2016. The increase in net income over the prior year comparable period was a result of the following: increased revenue and gross margin, partially offset by higher manufacturing spending relative to revenue; increased professional fees; increased stock compensation costs; increased profit sharing expense; increased acquisition related costs; increased cost of goods sold as a result of the fair value step-up in inventory, which was expensed over the first inventory cycle of approximately three months; and increased amortization expense related to the acquisitions mentioned above.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Handguns	$137,569	$147,191	$(9,622)	-6.5%
Long Guns	50,011	37,867	12,144	32.1%
Other Products & Services	9,445	9,592	(147)	-1.5%
Firearms Segment	197,025	194,650	2,375	1.2%
Outdoor Products & Accessories Segment	36,498	16,136	20,362	126.2%
Total Net Sales	$233,523	$210,786	$22,737	10.8%

Net sales for our Firearms segment for the three-month period ended January 31, 2017 increased 1.2% over the comparable quarter last year. A strong increase in shipments across nearly all product lines early in the fiscal quarter was almost entirely offset by decreased shipments for certain of our products later in the quarter. Consumer demand was strong in November, with a record number of firearm purchases for the month of November and for Black Friday (as indicated by the adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). In December and January, however, the NICS system reported adjusted background checks for December and January that were only the third and fourth highest historical results for their respective months. Moreover, by excluding the month of November and isolating the two month period of December and January, adjusted NICS declined approximately 20% from the one year earlier results with handguns decreasing by 29%. We believe there are two primary reasons for the reduction in adjusted NICS in December and January. First, the prior comparable quarter reflected strong consumer demand resulting from news events, including terrorism. Second, firearm retailers indicated a soft retail environment in January, potentially as a result of reduced political pressures on firearm laws and regulations. Although difficult to forecast, a softer retail environment in firearms could continue for several months. Given those possible market conditions, after the end of the quarter we began to take actions intended to match our firearms manufacturing output with the potentially softer demand environment, including reducing our reliance on outsourcing, although such reductions cannot occur rapidly enough to prevent some temporary build up in inventory. Our handgun product revenue decreased $9.6 million, or 6.5%, from the comparable quarter last year with lower demand for certain of our concealed carry polymer pistols, certain full size polymer pistols, and large frame revolvers offset by revenue generated by newly introduced concealed carry and full size M&P branded polymer pistols. Revenue for our long guns increased $12.1 million, or 32.1%, over the comparable quarter last year as a result of increased demand from our sporting goods distribution channel that occurred early in the quarter and softened later in the quarter for the reasons described above. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 22.8% of firearm revenue for the three months ended January 31, 2017 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, our second generation M&P branded polymer pistol, our Performance Center M&P branded ported conceal carry pistol, our Thompson/Center Compass bolt action hunting rifle, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.5% for the three months ended January 31, 2017 as compared with the comparable quarter last year, while increases in the number of units sold impacted revenue by 0.2%.

Net sales for our Outdoor Products & Accessories segment for the three months ended January 31, 2017 were $36.5 million, an increase of $20.4 million, or 126.2%, over the comparable quarter last year, primarily as a result of the acquisitions during fiscal 2017, which generated $19.6 million, or 53.7%, of total net sales for this segment. Excluding acquisitions, organic revenue growth in Outdoor Products & Accessories was 4.8%. Net sales for our Outdoor Products & Accessories segment represented 15.6% and 7.7% of total net sales for the three months ended January 31, 2017 and 2016, respectively.

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Sporting Goods Distribution Channel	$212,759	$190,481	$22,278	11.7%
Professional Channel	16,980	15,961	1,019	6.4%
Other Products & Services	3,784	4,344	(560)	-12.9%
Total Net Sales	$233,523	$210,786	$22,737	10.8%

We include domestic handgun, long gun, and parts revenue as well as revenue of our outdoor products & accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2017 and 2016 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change
Handguns	445	477	(32)	-6.7%
Long Guns	115	92	23	25.0%

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change
Handguns	407	437	(30)	-6.9%
Long Guns	109	86	23	26.7%

Professional Channel Units Shipped	2017	2016	# Change	% Change
Handguns	38	40	(2)	-5.0%
Long Guns	6	6	0	0.0%

Our handgun shipments into the sporting goods distribution channel decreased 6.9%, primarily as a result of reduced orders of certain polymer pistols and revolvers likely because of increased inventory at distribution and soft retail demand for firearms toward the end of the quarter, while revenue for handguns decreased at a similar rate of 6.5% from the comparable quarter last year. Our long gun unit shipments into the sporting goods distribution channel increased 26.7% over the comparable quarter last year, primarily because of increased orders for our lower price point M&P Sport rifles. The increase in our units shipped into the sporting goods distribution channel for long guns was higher than the changes in adjusted NICS checks compared with the comparable quarter last year, which we believe is an indication of market share gains as well as a shift in consumer demand toward modern sporting rifles from bolt action rifles. In our professional channel, unit shipments were relatively flat as compared to the comparable quarter last year.

The following table sets forth certain information regarding net sales for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Handguns	$416,915	$340,203	$76,712	22.5%
Long Guns	139,329	81,561	57,768	70.8%
Other Products & Services	27,656	26,645	1,011	3.8%
Firearms Segment	583,900	448,409	135,491	30.2%
Outdoor Products & Accessories Segment	90,102	53,382	36,720	68.8%
Total Net Sales	$674,002	$501,791	$172,211	34.3%

Net sales for our Firearms segment for the nine-month period ended January 31, 2017 increased 30.2% over the prior year comparable period, although it should be noted that comparable net sales were lower toward the end of the nine month period for the reasons described in the quarterly comparison above. The increase in revenue is a result of increased orders for the majority of our products, particularly concealed carry handguns and modern sporting rifles, driven by market share gains, increased consumer interest in firearms, which is reflected in the higher checks in adjusted NICS. We also believe that our new products, product line extensions, and promotional programs helped stimulate demand for our products during the nine months ended January 31, 2107. Our handgun product revenue increased $76.7 million, or 22.5%, over the prior year comparable period, and the principal products in demand included our lower price point, full-size, Smith & Wesson branded polymer pistols, concealed carry polymer pistols, and Smith & Wesson branded revolvers. Revenue for our long guns increased $57.8 million, or 70.8%, over the prior year comparable period as a result of increased demand from our sporting goods distribution channel, as supported by market share gains driven by a shift in consumer demand toward modern sporting rifles. New products, defined as any new SKU not shipped in the prior year comparable period, represented 28.3% of firearm revenue for the nine months ended January 31, 2017 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, our Performance Center M&P branded ported conceal carry pistol, our second generation M&P branded polymer pistol, our Thompson/Center Compass bolt action hunting rifle, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue by 2.0% for the nine months ended January 31, 2017 compared with the prior year comparable period, while increases in the number of units sold impacted revenue by 29.4%.

Net sales for our Outdoor Products & Accessories segment for the nine months ended January 31, 2017 were $90.1 million, an increase of $36.7 million, or 68.8%, over the prior year comparable period, primarily as a result of the acquisitions during the nine months ended January 31, 2017, which generated $38.2 million, or 42.4% of total net sales for our Outdoor Products & Accessories segment. Net sales for our Outdoor Products & Accessories segment represented 13.4% and 10.6% of total net sales for the nine months ended January 31, 2017 and 2016, respectively.

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Sporting Goods Distribution Channel	$610,692	$448,963	$161,729	36.0%
Professional Channel	51,326	44,446	6,880	15.5%
Other Products & Services	11,984	8,382	3,602	43.0%
Total Net Sales	$674,002	$501,791	$172,211	34.3%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2017 and 2016 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change
Handguns	1,365	1,092	273	25.0%
Long Guns	327	199	128	64.3%

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change
Handguns	1,256	987	269	27.3%
Long Guns	305	185	120	64.9%

Professional Channel Units Shipped	2017	2016	# Change	% Change
Handguns	109	105	4	3.8%
Long Guns	22	14	8	57.1%

Our handgun shipments into the sporting goods distribution channel increased 27.3%, primarily as a result of the increased demand for conceal carry products, while revenue for handguns increased 22.5% over the prior year comparable period.  The higher unit rate occurred as a result of increased shipments of promotional products. Our long gun unit shipments into the sporting goods distribution channel increased 64.9% over the prior year comparable period, primarily because of increased orders for our lower price point M&P Sport rifles. In our professional channel, unit shipments increased over the prior year comparable period, primarily as a result of increased law enforcement sales to distributors and agencies as well as international sales to Europe and Australia.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2017 and 2016 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change
Cost of sales	$134,212	$124,128	$10,084	8.1%
Gross profit	$99,311	$86,658	$12,653	14.6%
% of net sales (gross margin)	42.5%	41.1%

Firearms Segment	2017	2016	$ Change	% Change
Cost of sales	$115,639	$116,421	$(782)	-0.7%
Gross profit	$81,386	$78,229	$3,157	4.0%
% of net sales (gross margin)	41.3%	40.2%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change
Cost of sales	$18,573	$7,707	$10,866	141.0%
Gross profit	$17,925	$8,429	$9,496	112.7%
% of net sales (gross margin)	49.1%	52.2%

Gross margin for the three months ended January 31, 2017 for our Firearms segment increased by 1.1 percentage points over the comparable quarter last year, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 4.1 percentage point favorable impact. In addition, price increases, lower promotional product discounts, changes in production mix, favorable purchase price variances, and other inventory adjustments had an aggregate 1.0 percentage point favorable impact on gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue, which had a 4.6 percentage point unfavorable impact on gross margin.

As a result of the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc., gross margin for our Outdoor Products & Accessories segment for the three months ended January 31, 2017 included $777,000 of increased cost of goods sold from the fair value step-up in inventory, which was expensed over the first inventory cycle, and backlog expense yielding an unfavorable impact on gross margin of 2.1 percentage points on that segment and 40 basis points on the total company gross margin.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change
Cost of sales	$389,517	$300,048	$89,469	29.8%
Gross profit	$284,485	$201,743	$82,742	41.0%
% of net sales (gross margin)	42.2%	40.2%

Firearms Segment	2017	2016	$ Change	% Change
Cost of sales	$340,060	$272,356	$67,704	24.9%
Gross profit	$243,840	$176,052	$67,788	38.5%
% of net sales (gross margin)	41.8%	39.3%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change
Cost of sales	$49,457	$27,692	$21,765	78.6%
Gross profit	$40,645	$25,691	$14,954	58.2%
% of net sales (gross margin)	45.1%	48.1%

Gross margin for the nine months ended January 31, 2017 for our Firearms segment increased by 2.5 percentage points over the prior year comparable period, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 6.2 percentage point favorable impact. In addition, price increases, lower product liability accruals, favorable purchase price variances, and other inventory adjustments had an aggregate 1.9 percentage point favorable impact on gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue and additional expense recorded as a result of promotional product discounts but contributed to our improved sales volumes and favorable absorption, which combined yielded a 5.0 percentage point unfavorable impact on gross margin.

As a result of the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technology, Inc., gross margin for our Outdoor Products & Accessories segment for the nine months ended January 31, 2017 included $4.6 million of increased cost of goods sold from the fair value step-up in inventory, which was expensed over the first inventory cycle and backlog expense yielding a negative impact on gross margin on that segment by 5.1 percentage points and 70 basis points on total company gross margin.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Research and development	$2,764	$2,521	$243	9.6%
Selling and marketing	15,052	11,505	3,547	30.8%
General and administrative	31,286	22,484	8,802	39.1%
Total operating expenses	$49,102	$36,510	$12,592	34.5%
% of net sales	21.0%	17.3%

Operating expenses increased $12.6 million over the comparable quarter last year as a result of $10.1 million of additional operating expenses related to our new acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. during fiscal 2017, which included $3.1 million of additional acquired intangible asset amortization expense. In addition, we recorded $1.3 million of increased stock compensation expense and a $1.1 million increase in professional fees, which includes acquisition-related costs and consulting expenses related to the rebranding of our holding company. These increases were offset by a $1.6 million decrease in management incentives and a $1.1 million decrease in profit sharing expense.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Research and development	$7,614	$7,612	$2	0.0%
Selling and marketing	36,773	33,260	3,513	10.6%
General and administrative	85,210	59,124	26,086	44.1%
Total operating expenses	$129,597	$99,996	$29,601	29.6%
% of net sales	19.2%	19.9%

Operating expenses increased $29.6 million over the comparable quarter last year as a result of $16.5 million of additional operating expenses incurred related to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. during fiscal 2017, which included $5.1 million of additional acquired intangible asset amortization expense. In addition, we recorded $3.8 million of acquisition-related costs, $2.1 million of increased profit sharing expense, $1.6 million in contributions and sponsorships to the National Rifle Association and the National Shooting Sports Foundation, and $1.5 million of increased stock compensation expense. These increased expenses were offset by a $1.8 million insurance recovery in the prior year comparable period.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating income	$50,209	$50,148	$61	0.1%
% of net sales (operating margin)	21.5%	23.8%

Operating income for the three months ended January 31, 2017 was flat over the comparable quarter last year with higher sales and the related operating profit impacts from favorable manufacturing fixed-cost absorption, offset by higher manufacturing spending relative to revenue, increased professional and acquisition-related expenses, increased stock compensation expense, and increased acquired intangible asset amortization.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating income	$154,888	$101,747	$53,141	52.2%
% of net sales (operating margin)	23.0%	20.3%

Operating income for the nine months ended January 31, 2017 increased $53.1 million over the prior year comparable period, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased stock compensation expense, increased professional and acquisition-related expenses, increased acquired intangible asset amortization, and increased profit sharing expenses.

Interest Expense

The following table sets forth certain information regarding interest (expense)/income for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Interest (expense)/income	$(1,939)	$(2,079)	$140	-6.7%

Interest (expense)/income was relatively flat from the comparable quarter last year as our debt balances have remained consistent as compared with the comparable quarter last year.

The following table sets forth certain information regarding interest (expense)/income for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Interest (expense)/income	$(6,128)	$(11,575)	$5,447	-47.1%

Interest (expense)/income declined by $5.5 million from the prior year comparable period as a result of refinancing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement. In connection with this retirement in the prior fiscal year, we recorded a $2.9 million bond call premium and wrote off $1.7 million of unamortized debt issuance costs during the nine months ended January 31, 2016.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Income tax expense	$15,809	$16,630	$(821)	-4.9%
% of income from operations (effective tax rate)	32.8%	34.6%		-1.8%

Our income tax expense for the three months ended January 31, 2017 was relatively flat to the comparable quarter last year. However, the effective tax rate decreased by 1.2% from the prior year comparable quarter as a result of exercises of stock options.

The following table sets forth certain information regarding income tax expense for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Income tax expense	$48,562	$31,844	$16,718	52.5%
% of income from operations (effective tax rate)	32.7%	35.3%		-2.7%

Our income tax expense for the nine months ended January 31, 2017 increased $16.7 million over the prior year comparable period because of higher operating profit. The decrease in the effective tax rate from the prior year comparable period is a result of our adoption of the new ASU No. 2016-09 – Compensation – Stock Compensation, which reduced our effective tax rate by 2.3%.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change
Net income	$32,453	$31,434	$1,019	3.2%
Net income per share
Basic	$0.58	$0.57	$0.01	1.8%
Diluted	$0.57	$0.56	$0.01	1.8%

Net income for the three months ended January 31, 2017 remained relatively flat compared with the comparable quarter last year with higher revenue and gross margin described above, offset by additional professional fees, acquisition-related expenses, increased operating expenses from the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc., and increased stock compensation expense. Net income per share was negatively impacted by $0.05 as a result of acquisition-related expense associated with the acquisitions noted above.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change
Net income	$100,161	$58,311	$41,850	71.8%
Net income per share
Basic	$1.78	$1.07	$0.71	66.4%
Diluted	$1.75	$1.05	$0.70	66.7%

Net income for the nine months ended January 31, 2017 increased $41.9 million over the prior year comparable period, primarily because of higher revenue and gross margin described above and lower interest expense, partially offset by additional professional fees, increased stock compensation expense, acquisition-related expenses in connection with the Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. acquisitions, and higher profit sharing expense. Net income per share was negatively impacted by $0.16 as a result of acquisition-related expenses associated with the acquisitions noted above.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund any potential acquisitions, and (3) service our existing debt. Capital expenditures in fiscal 2017 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the implementation of SAP at our Columbia, Missouri location.

The following table sets forth certain cash flow information for the nine months ended January 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating activities	$109,524	$73,743	$35,781	48.5%
Investing activities	(237,702)	(18,842)	(218,860)	-1,161.6%
Financing activities	(8,848)	8,097	(16,945)	-209.3%
Total cash flow	$(137,026)	$62,998	$(200,024)	(317.5)%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

For the nine months ended January 31, 2017, we generated $109.5 million in cash from operating activities compared with $73.7 million for the three months ended January 31, 2016. Cash generated by operating activities for the nine months ended January 31, 2017 was favorably impacted by net income of $137.4 million before depreciation and amortization, partially offset by $18.5 million of increased inventory because of our inventory build in preparation for our trade show season that typically results in increased orders for our products, $3.8 million of increased accounts receivable because of timing of inventory shipments, $2.1 million of reduced accrued income taxes because of the timing of estimated federal income tax payments, $1.6 million of reduced accrued profit sharing because the profit sharing payout was made during the nine months ended January 31, 2017, and $1.2 million of lower accrued payroll and incentives because the fiscal 2016 management incentive bonuses were paid during the nine months ended January 31, 2017. Inventory levels could continue to rise over the next quarter, however, because we may not see those typical increased orders during the trade show season. In looking at the two month period of December and January, total adjusted NICS declined approximately 20% from the one year earlier results with handguns decreasing by 29%. As reflected in NICS, firearm retailers indicated a softer retail environment in January, potentially as a result of reduced political pressures on firearm laws and regulations. Although difficult to forecast, a soft retail environment in firearms could continue for several months. Given those possible market conditions, after the end of the quarter we began to take actions intended to match our firearms manufacturing output with the potentially softer demand environment, including reducing our reliance on outsourcing, although such reductions cannot occur rapidly enough to prevent some build up in inventory.

Investing Activities

Cash used in investing activities increased $218.9 million, primarily as a result of $211.1 million of payments to acquire substantially all of the net assets of Taylor Brands, LLC, all of the issued and outstanding stock of Crimson Trace Corporation, and substantially all of the net assets of Ultimate Survival Technologies, Inc. We also recorded capital expenditures of $29.0 million during the nine months ended January 31, 2017, an increase of $6.0 million over the prior year comparable period. We currently expect to spend approximately $40.0 million on capital expenditures in fiscal 2017, an increase of approximately $10.5 million over the $29.5 million spent in fiscal 2016. As noted above, major capital expenditures in fiscal 2017 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the completed implementation of SAP, an enterprise resource planning system, at our Columbia, Missouri location.

Financing Activities

Cash used in financing activities was $8.8 million for the nine months ended January 31, 2017 compared with cash provided by financing activities of $8.1 million for the nine months ended January 31, 2016. Cash used in financing activities during the nine months ended January 31, 2017 was primarily a result of principal payments on our Term Loan and payment of employee withholding tax related to restricted stock units. During the nine months ended January 31, 2016, we had $105.0 million of borrowings on our Term Loan that was used to retire the entire $100.0 million of the then-outstanding principal balance of 5.875% Senior Notes as well as incurring $1.0 million of debt issuance costs related to the Credit Agreement as discussed below.

On October 27, 2016, we entered into a second amendment to our existing credit agreement with our lenders to expand our unsecured Revolving Line to $350.0 million with an option to increase the credit commitment for an additional $150.0 million and extended the maturity of the Revolving Line to October 27, 2021. We had no borrowings on our Revolving Line as of January 31, 2017. Other than the changes described in the amendment, we otherwise remain subject to the terms of the Credit Agreement, as amended to date. We incurred $525,000 in debt issuance costs related to this amendment.

On June 15, 2015, we entered into the Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020, except for our Revolving Line that was amended as mentioned above. We had $95.6 million outstanding on our Term Loan as of January 31, 2017. See Note 5 – Notes Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes and acquisitions.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2017.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $641,000 as of January 31, 2017. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of July 31, 2016, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2017, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of January 31, 2017, we made no purchases under this stock repurchase program.

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

As of January 31, 2017, we had $54.3 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2017, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of January 31, 2017, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $95.6 million, and the aggregate net fair value of the interest rate swap was $641,000 as of January 31, 2017. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of January 31, 2017, the effective interest rate of our Term Loan was 3.06%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2017, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new ERP system at our Columbia, Missouri facility that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting at this facility. During the third quarter, our new ERP system replaced the legacy system at our Columbia, Missouri facility in which a significant portion of the Outdoor Products & Accessories segment business transactions originate, are processed and recorded. Our new ERP system at this facility is intended to provide us with enhanced transactional processing and management tools compared to our legacy system and is intended to enhance internal controls over financial reporting. We believe that our new ERP system at this facility will facilitate better transactional reporting and oversight, enhance our internal control over financial reporting, and function as an important component of our disclosure controls and procedures. Other than the implementation of a new ERP system at our Columbia, Missouri facility, there was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 10 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. As of January 31, 2017, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: March 2, 2017	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: March 2, 2017	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

3.4	Second Amended and Restated Articles of Incorporation of American Outdoor Brands Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document