Form 10-K
period 2017-04-30
AMERICAN OUTDOOR BRANDS CORP
filed 2017-06-29
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

Commission file number 1-31552

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (49,537,677 shares) based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on October 31, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,309,280,803. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 27, 2017, there were outstanding 53,885,472 shares of the registrant’s Common Stock, par value $.001 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

AMERICAN OUTDOOR BRANDS CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended April 30, 2017

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C®, America’s Master Gunmaker®, Compass®, Contender®, Dimension®, Encore®, Triumph®, Weather Shield®, Caldwell®, Delta Series®, Wheeler ®, Tipton ®, Frankford Arsenal®, Lockdown®, BOG-POD® , Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Key Gear®, Jolt®, and U-Dig-It® are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center ArmsTM, Impact!™, Strike™, VentureTM, Smith & Wesson CONNECTTM, Imperial™, Defender Series™, Instinctive Activation™, LiNQ™, Master Series™, Shockstop™, and UST™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also contains trademarks and trade names of other companies.

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

Statement Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipations,” “intentions,” “beliefs,” “expectations,” “contemplations,” “projections,” “predications,” or “strategies” regarding the future. Forward-looking statements also include statements regarding our objectives, goals, strategies, plans, and focus; net sales, margins, expenses, earnings, royalties, and capital expenditures for fiscal 2018 and thereafter; the amount of environmental and other reserves; estimates of fair value; goodwill and intangible assets; the effect of a variety of economic, social, and political factors on our business; the outcome of the lawsuits to which we are subject and their effect on us; future investments for capital expenditures; future products and product developments; the features and performance of our products; the success of particular product or marketing programs; any manufacturing partnerships, strategic alliances, or acquisitions we may enter into or make; future enterprise resource planning implementations and system improvements; future enhancements to our manufacturing capabilities; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

PART I

Item 1. Business

Introduction

We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, hunting, and rugged outdoor products and accessories, including knives and cutting tools, sighting lasers, shooting supplies, tree saws, and survival gear.

Our wholly owned subsidiary, Smith & Wesson Corp., was founded in 1852 by Horace Smith and Daniel B. Wesson. Mr. Wesson purchased Mr. Smith’s interest in 1873. The Wesson family sold Smith & Wesson Corp. to Bangor Punta Corp. in 1965. Lear Siegler Corporation purchased Bangor Punta in 1984, thereby acquiring ownership of Smith & Wesson Corp. Forstmann Little & Co. purchased Lear Siegler in 1986 and sold Smith & Wesson Corp. shortly thereafter to Tomkins Corporation, an affiliate of U.K.-based Tomkins PLC. We purchased Smith & Wesson Corp. from Tomkins in May 2001 and renamed our company Smith & Wesson Holding Corporation.

In fiscal 2017, which ended April 30, 2017, we changed the name of our company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name “American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We operate two businesses: (1) Firearms (which includes the Firearms and Manufacturing Services divisions) and (2) Outdoor Products & Accessories (which includes Accessories and Electro-Optics divisions).

In our Firearms business, which operates under the Smith & Wesson name, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, and firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut. We also sell our manufacturing services to other businesses in order to level-load our factories. We sell those services under our Smith & Wesson and Deep River Plastics brands.

In our Outdoor Products & Accessories business, which currently operates under the names of Battenfeld Technologies, BTI Tools, Ultimate Survival Technologies, and Crimson Trace, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies; high-quality stainless steel cutting tools and accessories; flashlights; tree saws and related trimming accessories; shooting supplies, rests, and other related accessories; apparel; vault accessories; laser grips and laser sights; and a full range of products for survival and emergency preparedness. We sell our outdoor products and accessories under the following brands: Caldwell, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, UST, and KeyGear. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri, Wilsonville, Oregon; Kingsport, Tennessee, and Jacksonville, Florida.

Our objective is to continue to enhance our position as one of the world’s leading firearm suppliers and expand our position as a provider of high-quality and innovative outdoor products and accessories for the shooting, hunting, and rugged outdoor markets.

Key elements of our strategy to achieve this objective and deliver long-term shareholder value are as follows:

•	design, produce, and market high-quality, innovative firearms, firearms and hunting accessories, and rugged outdoor products that meet the needs and desires of our consumer and professional customers;
•	increase market share in markets in which we participate;
•	expand into adjacent and complementary markets;
•	streamline and standardize our business operations;
•	emphasize customer satisfaction and loyalty, and
•	pursue acquisitions that are synergistic with our current business.

We estimate that the annual domestic non-military firearm market based on industry shipments is approximately $2.8 billion for handguns and $1.8 billion for long guns, excluding shotguns, with our market share in calendar 2015 being approximately 19.6% and 10%, respectively. According to 2015 reports by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, the U.S. firearm manufacturing industry has grown at an 11% compound annual growth rate in units from 2010 through 2015.

The 2015 report issued by the Outdoor Industry Association, a leading trade organization for the outdoor industry, estimates that the annual U.S. domestic hunting and shooting market is approximately $16 billion, while the annual U.S. domestic outdoor recreation market is approximately $90 billion to $100 billion, which includes hunting and shooting, as well as camping, fishing, trail sports, and wildlife watching.

We have substantially expanded and diversified our business in recent years through internal growth and strategic acquisitions. The following table sets forth certain information about the current product lines that we added to our operations through acquisitions in the fiscal years indicated.

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products
Thompson Center Holding Corporation, Rochester, New Hampshire (Subsequently relocated production of hunting products to Springfield, Massachusetts facility)	Stock	2007	Firearms	Long barrel manufacturing, bolt-action rifles, muzzle loaders, interchangeable systems, and black powder firearms
Tri-Town Precision Plastics, Inc. (“TTPP”), currently operating as Deep River Plastics, LLC (“DRP”), Deep River, Connecticut	Asset	2015	Firearms	Custom polymer injection molding services, rapid prototyping, sealing, tooling, and vertical integration
Battenfeld Acquisition Company Inc. and its subsidiary Battenfeld Technologies, Inc. (“BTI”), Columbia, Missouri,	Stock	2015	Outdoor Products and Accessories	Hunting and shooting accessories

Name, Original Location, and Developments	Type of Acquisition	Fiscal Year	Segment	Products
Hooyman, LLC, Appleton, Wisconsin	Asset	2015	Outdoor Products and Accessories	Extendable tree saws for the hunting and outdoor industry
Power Tech, Inc., Collierville, Tennessee	Asset	2016	Outdoor Products and Accessories	Tactical flashlights, universal LED lights, and pocket lights
Taylor Brands, LLC, currently operating as BTI Tools, LLC (“BTI Tools”), Kingsport, Tennessee	Asset	2017	Outdoor Products and Accessories	High-quality knives, specialty tools, and accessories
Crimson Trace Corporation, Wilsonville, Oregon	Stock	2017	Outdoor Products and Accessories	Laser sighting and tactical lighting systems for consumers, security agencies, and military agencies
Ultimate Survival Technologies, Inc., currently operating as Ultimate Survival Technologies, LLC (“UST”), Jacksonville, Florida	Asset	2017	Outdoor Products and Accessories

High-quality survival and camping equipment including LED lights, all weather fire starting kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camping products

We maintain our principal executive offices at 2100 Roosevelt Avenue, Springfield, Massachusetts 01104. Our telephone number is (800) 331-0852. Our website is located at www.aob.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to any of these documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These documents are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or the SEC. We also post on our website the charters of our Audit, Compensation, and Nominations and Corporate Governance Committees; our Corporate Governance Guidelines, our Code of Conduct, and any amendments or waivers thereto; and any other corporate governance materials contemplated by the regulations of the SEC and the Nasdaq Global Select Market. These documents are also available in print by contacting our corporate secretary at our executive offices.

Strategy

Our objective is to continue to enhance our position as a leading firearm manufacturer and to expand our position as a provider of high-quality outdoor products and accessories for the shooting, hunting, and rugged outdoor markets. Key elements of our strategy to achieve this objective are as follows:

Design, Produce, and Market High-Quality, Innovative Products

We are focused on designing, producing, and marketing high-quality, innovative products that meet the needs and desires of consumers and professionals while delivering long-term shareholder value. Our ongoing research and development, product engineering, product sourcing, marketing, and distribution activities are critical components of our ability to offer successful products. A key element of this strategy is to localize the design and marketing teams at the divisional levels to ensure focus and creativity.

Increase Market Share in Markets in which We Participate

We continually seek to increase our market share in markets in which we participate. We seek to increase our market share in our core firearm business by (1) capitalizing on the goodwill developed through our historic 165 year old “Smith & Wesson” brand as well as our extensive portfolio of other well-known brands, such as M&P, Performance Center, and Thompson/Center Arms, (2) enhancing our relationships with key retailers, distributors, and buying groups and using our standard margin advantage to engage in competitive promotional activities, and (3)  introducing new products, especially in the polymer handgun market as represented by our M&P brand. During the last two fiscal years, we have introduced numerous new handgun and long gun models, including our M&P9, M&P40, and M&P45 M2.0; M&P45 Shield; M&P15 SPORT II; SW22 Victory .22LR; Performance Center ported M&P Shield pistols; and the T/C Compass. We plan to continue to introduce new firearm products in fiscal 2018.

We also seek to expand our market share in our outdoor products and accessories business with the ongoing introduction of new products that support the shooting, hunting, and rugged outdoor markets by (1) introducing innovative new products, (2) developing strong relationships with major retailers, including locating employees near major retailer headquarters, (3) leveraging our strong relationship with existing customers of our firearm business, (4) focusing our marketing efforts on digital activities to take advantage of the strong consumer push towards internet buying, and (5) capitalizing on our brands, such as Caldwell, Crimson Trace, Wheeler, UST, Schrade, Old Timer, Tipton, Smith & Wesson, M&P, Thompson/Center Arms, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, and others.

Expand into Adjacent and Complementary Markets

As we pursue expansion, we plan to continue to build our business around consumers that we already know through expanding existing relationships that have been built on brand loyalty and trust. Thus, we will seek to (1) enter market segments that match our core consumer’s passions for shooting, hunting, and outdoor activities, (2) acquire and create brands that are authentic, innovative, and differentiated in the market, (3) support and retain management teams that have an intimate understanding of the end consumer, a demonstrated track record of success, and a clear strategy for growth, (4) meet profitability goals by providing an acceptable rate of return within the shooting, hunting, and rugged outdoor markets, and (5) leverage existing relationships with potential strategic acquisition targets. In addition, our goal is to build our business in ways that allow us to optimize our current channel relationships, which serve our existing consumers, including distributors, large strategic retailers, buying groups, and internet retailers.

Streamline and Standardize our Business Operations

A key activity associated with our inorganic strategy is to streamline and standardize certain administrative functions of our business in a shared services structure so that functions, including human resources, accounting, finance, program management, legal, compliance, environmental, health, and safety, or EH&S, and information technology, can be leveraged across multiple locations to achieve efficiency and improved internal controls. Such an approach includes investing in an integrated and configurable technology infrastructure in areas such as enterprise resource planning, or ERP, and compliance. During fiscal 2017, we continued to improve and enhance our ERP systems as we converted our Columbia, Missouri location to SAP. We intend to continue investing in our systems to further enhance our efficiency, improve information reporting, and strengthen internal controls. These system improvements include implementing SAP at additional facilities where we believe such an implementation would help us achieve these objectives. We intend to begin to convert our Wilsonville, Oregon facility to SAP in fiscal 2018.

We are also continuing our efforts to enhance our manufacturing productivity in terms of targeted increases in daily production quantities, increased operational availability of equipment, increased production flexibility to satisfy changes in demand, reduced machinery down time, extended machinery useful lives, reduced overtime, increased efficiency, enhanced product quality, and expanded outsourcing. We plan to continue to seek gains in manufacturing efficiency and capacity to ensure that we can meet customer demand for our most popular products.

Emphasize Customer Satisfaction and Loyalty

We will continue to emphasize customer satisfaction and loyalty by offering high-quality products and services on a timely and cost-effective basis and by offering customer service, training, and support.  We regard our high-quality, innovative products as the most important aspect of our customer satisfaction and loyalty, but we also offer customer service and support with various programs, such as toll free customer support numbers, email customer question and answer communications, broad service policies, and product warranties.

Pursue Acquisitions that are Synergistic with our Current Business

We intend to continue to complement our internal growth by pursuing strategic acquisitions that will enable us to expand our product offerings by leveraging existing brands and adding new brands, penetrate adjacent and complementary markets, enhance our marketing and distribution, and enhance virtual integration especially when we believe we can improve their performance and profitability through the implementation of our operating methods, strategies, and shared services center structure. During the last three fiscal years, we have spent $371.5 million in acquiring companies and brands to grow in the outdoor products and accessories market. For example, in fiscal 2015, the DRP Acquisition was designed for vertical integration and the BTI Acquisition was designed to allow us to expand our presence in the accessories and outdoor products markets and to leverage BTI’s broad portfolio of hunting and shooting accessories brands. In addition, the BTI Acquisition allowed us to leverage key firearm brands, such as Smith & Wesson, M&P, and Thompson/Center Arms, to expand those brands into the accessories market with products, such as flashlights, and tools. In fiscal 2017, we acquired Crimson Trace Corporation, Taylor Brands, LLC, and Ultimate Survival Technologies, Inc., which allowed us to capitalize on established brands to expand into the electro-optics, knives, and survival and camping equipment markets, respectively.

Firearm Products and Manufacturing Services

General

Our firearm products combine our legacy of 165 years of American manufacturing and engineering expertise with modern technological advances. We strive to leverage our tradition of innovation in materials, performance, and engineering, along with our proven history of reliability, to produce feature-rich, safe, durable, accurate, and high-performing firearms that satisfy the needs of our broad range of customers. Our introduction of new firearm products is intended to enhance our competitive position and broaden our participation in the overall firearm market.

We have substantially enhanced the breadth and quality of our portfolio of firearm products over the years. We have always been a leader in the revolver market. The introduction of our popular M&P branded pistol in January 2005 resulted in our company becoming one of the leaders in the polymer pistol market serving both the consumer sporting goods market and law enforcement agencies. The launch of our M&P branded modern sporting rifle in January 2006 has enabled us to capture what we estimate is the leading share of the modern sporting rifle market. The addition of our Thompson/Center Arms brand of hunting firearms and interchangeable firearm systems into our product portfolio in January 2007 also enhanced our long gun barrel manufacturing capabilities for our modern sporting rifles. We currently participate in three categories of the long gun market: bolt action rifles, muzzleloaders, and modern sporting rifles; and both core categories of the handgun market: semi-automatic pistols and revolvers.

All of our firearms are currently sold under our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. Our customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers.

Our product development strategy is to understand our customers’ needs and then design and develop products to uniquely meet those needs. Throughout this process, we test multiple concepts with firearm owners and potential purchasers. We compare these test results against a growing database of prior concepts to identify those with the greatest market potential. Additional market research is completed to optimize the desired features and benefits. While this development process is ongoing, our launch timing for new products depends on market conditions to maximize sales across the entire product portfolio. In fiscal 2017, we launched several new products and product line extensions under our Smith & Wesson, M&P, and Thompson/Center Arms brands as well as several new products from our Performance Center.

In fiscal 2017, we expanded our Smith & Wesson branded products to include short barrel versions of the Combat Magnum .357 and .44 revolvers for personal protection and added wood grips on several popular .357 and .44 Magnum revolvers. We also added product finishes and sights in our high value Smith & Wesson SD 9mm and .40 S&W pistol series. The Smith & Wesson 22 Victory pistol, introduced in fiscal 2016, was selected as the 2017 American Hunter Handgun of the Year by the National Rifle Association, or NRA, publications’ Golden Bullseye Awards.

In fiscal 2017, we expanded our M&P branded products with the introduction of our M&P M2.0, which is the first new product platform for our M&P pistol category since the introduction of the original M&P polymer model just over 10 years ago. The M&P M2.0 was introduced in 9mm, .40 S&W, and .45 Auto in the full size design, and we plan to continue to announce additional products and line extensions that will establish a broad family of products based on this new platform. The M&P M2.0 offers many enhancements over the original model, including a crisp trigger pull and a tactile, audible reset, as well as aggressive grip texture for enhanced control and four interchangeable dimensional palmswell grip sizes. We also introduced the M&P Shield pistol in the popular .45 Auto caliber. Since its introduction in 2012, the M&P Shield pistol has become one of the most popular concealed carry firearms in the market as demonstrated by the milestone shipment of the two millionth M&P Shield pistol in fiscal 2017.

Within our M&P branded products, we introduced several additions and enhancements to our popular M&P15 modern sporting rifle series. In the market-leading M&P15 SPORT II rifle series, we added Optics Ready and Magpul M-LOK handguard versions to offer the consumer further options to enhance their rifle with aftermarket accessories. The M&P15 Magpul Original Equipment series was enhanced with the latest Magpul SL slim line buttstock, pistol grip, and handguard with M-LOK and is available in three colors; black, flat dark earth, and stealth gray.

Our customers continue to demand premium firearms that provide a competitive edge in sport shooting and hunting. Our Performance Center products are engineered and manufactured to meet this need with many custom features not found on our standard products, such as enhanced triggers for smoother trigger pull, ported barrels for better muzzle control, and specialty sights for quicker target acquisition. During fiscal 2017, we expanded our Performance Center M&P pistols with the introduction of our M&P Shield in .45 Auto with factory ported slide and barrel. We also introduced our Performance Center M&P10 6.5 Creedmoor with a precision two-stage match trigger and a 15-inch free-float Troy Alpha Rail with M-LOK handguard, Magpul buttstock, and a pistol grip.

Within our Thompson/Center Arms branded products, we continued to focus on growing our bolt action rifle business while maintaining our leadership in muzzleloaders and interchangeable systems. The T/C Compass is an opening price point bolt action rifle available in 11 different calibers and featuring a free floating, threaded barrel that is available in two lengths based on caliber, as well as an adjustable trigger, and a removable rotary magazine. The Compass, as with all of our Thompson/Center Arms bolt action rifles, incorporates 5R rifling, which provides accuracy and bullet stability over multiple shots.

Our firearm business is seasonal with revenue generally peaking in our fourth fiscal quarter, which ends April 30, as a result of most industry events and distributor shows normally scheduled during the early spring months. In addition, because of our operating schedule, which includes a summer and a winter shutdown of our facilities, we have an increased number of operating days in our fourth fiscal quarter, which allows our shipping and production volumes to exceed other quarters. Seasonality, however, can be disrupted by external events that may drive sales or impact channel inventories, which may slow or accelerate our sales.

Our firearm net sales for the years ended April 30, 2017, 2016, and 2015 were $773.0 million, $652.1 million, and $531.2 million, respectively. Firearm gross profit for the years ended April 30, 2017, 2016, and 2015 totaled $314.6 million, $260.1 million, and $188.6 million, respectively. Total assets for our firearm business totaled $393.3 million and $458.1 million as of April 30, 2017 and 2016, respectively. Reference is made to our consolidated financial statements, commencing on page F-1 of this report, for more information regarding our firearm business.

Sales of our handguns accounted for $556.6 million, or 61.6%, of our total net sales for the fiscal year ended April 30, 2017, $485.4 million, or 67.1%, of net sales for the fiscal year ended April 30, 2016, and $395.5 million, or 71.7%, of net sales for the fiscal year ended April 30, 2015. Sales of long guns accounted for $179.6 million, or 19.9%, of net sales for the fiscal year ended April 30, 2017, $127.6 million, or 17.7%, of net sales for the fiscal year ended April 30, 2016, and $90.2 million, or 16.3%, of net sales for the fiscal year ended April 30, 2015. Sales of other products and services accounted for $36.8 million, or 4.1%, of net sales for the fiscal year ended April 30, 2017, $39.0 million, or 5.4%, of net sales for the fiscal year ended April 30, 2016, and $45.0 million, or 8.2%, of net sales for the fiscal year ended April 30, 2015.

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

We have long been known as an innovator and leader in the revolver market and most of our revolvers are currently marketed under the Smith & Wesson brand. We sell a wide range of sizes from small-frame, concealed carry revolvers used primarily for personal protection to large-frame revolvers used primarily for recreational and competitive sport shooting. Our extra-large frame revolvers are designed primarily to address the handgun-hunting market.

Our small-frame revolvers have been carried by law enforcement personnel and personal defense-minded citizens for 165 years. We hold a number of patents on various firearm applications, including the use of scandium, a material that possesses many of the same attributes as titanium but at a more reasonable cost. Our revolvers are available in a variety of models and calibers, with applications in virtually all professional and consumer markets.

We offer pistols under our Smith & Wesson, M&P, and Performance Center brands. Our full size and compact M&P pistol products have been engineered with input from professional users and are designed to offer performance, safety, and durability that meet the standards of global law enforcement and military personnel, as well as features attractive to consumers. We believe that our M&P branded pistol products are the most ergonomic, feature-rich, and innovative products on the market today. Our range of full size and compact M&P pistol products are made with a polymer frame, a rigid stainless steel chassis, and a black, through-hardened corrosion resistant finished stainless steel barrel and slide for durability. Our M&P pistol products feature patented and easily changed palmswell grips in three or four sizes, allowing the user to customize grips in a matter of seconds; a passive trigger safety to prevent the pistol from firing if dropped; an enlarged trigger guard to accommodate gloved hands; a sear lever release that eliminates the need to press the trigger in order to disassemble the firearm; an ambidextrous slide stop and reversible magazine release to accommodate right- and left-handed shooters; an optional internal locking system and magazine safety; and a universal equipment rail to allow the addition of accessories, including lights and lasers.

In fiscal 2012, we launched the M&P Shield pistol to address the growing personal protection and concealed carry market. The M&P Shield features a slim concealable profile, 9mm, .40S&W, and .45 Auto calibers, and M&P ergonomics. We introduced additional M&P Shield models during fiscal 2017. We consider the M&P Shield pistol to be one of the most popular firearms in the market, having surpassed the two millionth unit shipped in fiscal 2017.

Our Performance Center has been providing specialized products and services for the most demanding shooting sports enthusiasts since 1990. To meet the requirements of law enforcement professionals, competitive shooters, collectors, and discriminating sport enthusiasts who demand superior firearm products, our Performance Center personnel conceptualize, engineer, and craft firearm products from the ground up. Our craftsmen, many of whom are actively involved in competitive shooting, are highly skilled and experienced gunsmiths. Performance Center products are offered under both the Smith & Wesson and the M&P brands and are typically made in limited production quantities, although we offer a number of catalog variations in order to enhance product availability.

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

Long Guns

Our M&P branded modern sporting rifles are specifically designed to satisfy the functionality and reliability needs of global military, law enforcement, and security personnel. As a result, these long guns are popular with consumers as hunting and sporting target rifles and are sold through our sporting good distributors, retailers, and dealers. We offer M&P modern sporting rifles in five different calibers (.22LR, 5.56mm NATO (.223), .300 Whisper, .308 Winchester (7.62x51mm), and 6.5 Creedmoor) for multiple recreational and professional uses. We also offer upper assemblies so gun owners can easily modify their M&P to suit the needs and tasks of the various forms of sport shooting and hunting. Our broad product portfolio of modern sporting rifles includes a .22 caliber model, an opening price-point sport model, a hunting caliber for longer range effectiveness, and several models designed for the exclusive use of military and law enforcement agencies throughout the world.

We manufacture three lines of bolt-action rifles under our Thompson/Center Arms brand consisting of several models in each line. These long guns are offered in up to 16 different calibers. Bolt-action rifles operate by the cycling of a bolt handle that allows for both the loading and unloading of rounds via a magazine fed system. This design allows for multi-round capacity and a level of strength that permits larger calibers. Bolt-action rifles are the most popular firearm among hunters because of their reputation for accuracy, reliability, and relatively light-weight design.

Under our Thompson/Center Arms brand, we also offer five lines of high-quality American-made single-shot “black powder,” or “muzzleloader,” firearms. Ammunition for our black powder firearms are loaded through the muzzle rather than the breech, as is the case with conventional firearms. Our black powder firearms are highly accurate, dependable rifles configured with muzzleloading barrels for hunting. Black powder firearms are purchased by hunting enthusiasts, primarily for use during exclusive black powder hunting seasons for hunting big game, such as deer and elk.

We offer two models of interchangeable, single-shot firearm systems that deliver numerous gun, barrel, caliber configurations, and finishes. These firearm systems can be purchased fully assembled or as frame assemblies that can be configured by the owner as a center-fire rifle, rim-fire rifle, shotgun, black powder firearm, or single-shot handgun for use across the entire range of big- and small-game hunting. As a result, a firearm owner can easily change barrels, stocks, and forends, resulting in “one gun for all seasons” that can be continuously modified to suit the needs and tasks of the owner for various forms of sport shooting and hunting.

Other Firearm Products and Manufacturing Services

Our other firearm products and manufacturing services include the following:

Parts: We sell parts to support our firearm business, including barrels and magazines that are manufactured at our facilities or purchased through third parties.

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

Manufacturing Services: We utilize our substantial capabilities in metal processing and finishing to provide services to third-party customers. Our manufacturing services include forging, heat treating, finishing, plating, and plastic injection molding. We believe that business-to-business sales adds revenue stream diversification and helps to level-load production in our manufacturing plants. Our manufacturing services business expanded with the fiscal 2015 acquisition of Tri-Town Plastics, Inc., or TTPP, a provider of custom injection molding services, rapid prototyping, and tooling, and renamed the business Deep River Plastics. The company was a long-standing supplier of polymer frames and related components for a large number of our firearms, including nearly all of our popular M&P models. The acquisition of Deep River Plastics was designed to vertically integrate a key component of our manufacturing operations and provide us with increased flexibility and reduced risk within our supply chain.

Outdoor Products & Accessories

We are a provider of outdoor products and accessories used in the shooting, hunting, and rugged outdoor markets. We design, source, distribute, and manufacture innovative, high-quality products under 19 brands in two divisions: Accessories and Electro-Optics. In addition, we recently hired an executive to establish a third division to explore inorganic opportunities in the outdoor recreation market.

In our Accessories division, we offer an extensive array of products, including shooting and field rests, gunsmithing tools, knives and cutting tools, gun vises, hearing protection, camping and survival gear, case tumblers, and vault accessories. Since 2011, we have introduced over 440 variations of accessories products and currently holds over 40 patents. Our Accessories division has grown primarily through organic initiatives focusing on new product introductions each year but has also grown through strategic acquisitions. Our brand portfolio includes the highly regarded Caldwell line of shooting supplies, which has provided shooting accessories for more than 16 years. We also sell products under other brand names, including Wheeler, Tipton, Frankford Arsenal, Schrade, Imperial, Uncle Henry, UST, KeyGear, Lockdown, Hooyman, BOG-POD, and Golden Rod. Finally, several of the registered trademarks in our firearm business, including the S&W logo, the script “Smith & Wesson”, the “M&P” logo, the script “Thompson/Center Arms” and the script “Performance Center” are well known and have a reputation for quality, value, and trustworthiness in the accessories industry. As a result of the sourcing and development skills of the Accessories division, we have reduced our licensing activity and are internally developing and marketing products using those strong brands.

As noted above, we have built the Accessories division both organically and inorganically. In fiscal 2015, we acquired BTI, a leading provider of hunting and shooting accessories, which was designed to expand our presence in the firearm accessories and rugged outdoor markets and leverage BTI’s broad portfolio of hunting and shooting accessories brands that are popular with consumers. In fiscal 2017, we expanded our Accessories division by acquiring the net assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. Taylor Brands, LLC, based in Kingsport, Tennessee, now operating as BTI Tools, LLC, is a designer and distributor of high-quality knives, specialty tools, and accessories and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as UST, LLC, is a provider of high quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products.

Unlike our firearm business, which is a manufacturing and sales operation, our accessories business model is to design, source, and distribute products focusing on product innovation and highly efficient component-level overseas sourcing. Our Accessories division maintains long term relationships with key industry accounts and utilizes a highly efficient digital advertising and marketing approach. We typically launch well over 150 new accessories SKUs every year.

In fiscal 2017, we established our Electro-Optics division with the acquisition of the stock of Crimson Trace Corporation, a leader in laser sighting and tactical lighting systems and an important supplier to our firearms business. Founded 22 years ago, Crimson Trace had generated a ten-year compound annual growth rate in revenue of more than 10% as of the date of the acquisition. Although Crimson Trace has been narrowly focused on the laser sighting market, we view the electro-optics market in its entirety, and with its robust new product development capability and market leadership position, we believe Crimson Trace provides a solid framework for growth. This is a broad and sizeable product category that includes sights, aiming and ranging devices, magnifiers, and scopes for a variety of applications.

As previously noted, we hired an executive to establish our new Outdoor Recreation division. His focus will be on identifying acquisition opportunities in camping, hiking, fishing, paddling, and archery.

Our Outdoor Products & Accessories net sales were $130.2 million, or 14.4%, of total net sales for the fiscal year ended April 30, 2017; $70.8 million, or 9.8%, of net sales, for the fiscal year ended April 30, 2016; $20.6 million, or 3.7%, of net sales, for the fiscal year ended April 30, 2015. Fiscal 2017 includes net sales pertaining to BTI Tools, Crimson Trace, and UST for the periods subsequent to their respective acquisition dates. Fiscal 2015 includes net sales pertaining to BTI for the period subsequent to December 11, 2014, the date of the BTI Acquisition. Our Outdoor Products & Accessories gross profit for the fiscal years ended April 30, 2017, 2016, and 2015 totaled $60.7 million, $33.7 million, and $6.4 million, respectively. Total assets for our outdoor products and accessories business totaled $394.7 million and $161.5 million as of April 30, 2017 and 2016, respectively.

Marketing, Sales, and Distribution

General

We go to market in a variety of ways in firearms including two-step distribution, strategic retailers, and buying groups consisting of certain large, regional retailers utilizing a combination of direct sales and sales representatives to service these customers. We also sell firearms directly to law enforcement agencies and manufacturing services directly to other businesses. In Outdoor Products & Accessories, we go to market through two-step distribution, strategic retailers, and direct-to-dealer sales utilizing a combination of direct sales and sales representatives. We sell internationally primarily through distributors, which in turn sell to retail stores and government agencies. Our top five commercial distributors in the United States accounted for a total of 37.3% and 34.1%, respectively, of our consolidated net sales for the fiscal years ended April 30, 2017 and 2016, respectively. Those commercial distributors are not regionally exclusive and have many of the same dealer customers. Therefore, we believe that the loss of one or more of these distributors would not materially impact sales as the remaining distributors would be allocated additional sales.

We market our products to consumers primarily through independent dealers, large retailers, in-store retail channels, and range operations utilizing consumer-focused product marketing and promotional campaigns, which include print, broadcast, and digital advertising campaigns; social and electronic media; and in-store retail merchandising systems and strategies. We are also an industry leader in vertical print media as gauged by our regular tracking of editorial coverage in numerous outdoor magazines, including such leaders as Guns & Ammo, American Rifleman, Shooting Times, American Handgunner, Shooting Illustrated, Outdoor Life, American Hunter, and Field & Stream. We also sponsor numerous outdoor television, internet, and radio programs that generate significant editorial exposure.

We sponsor a significant number of firearm safety, shooting, and hunting events and organizations. We print various product catalogs that are distributed to our dealers and mailed directly, on a limited basis, to consumers. We also attend various trade shows, such as the Shooting, Hunting, Outdoor Trade (SHOT) Show, the NRA Annual Meeting & Exhibits, the National Association of Sporting Goods Wholesalers Show, the International Association of Chiefs of Police Show, the Association of the United States Army Show, or AUSA Show, the International Weapons Exhibition Show, or IWA Show, in Europe, and various distributor, buying group, and consumer shows.

For the fiscal years ended April 30, 2017, 2016, and 2015, advertising and promotion expenses were $22.3 million, $21.8 million, and $20.2 million, respectively, excluding the cost of rebates and promotions reflected in gross profit. The increase in advertising and promotion expenses was due to the businesses acquired in fiscal year 2017.

We sell our products worldwide. International sales accounted for 3%, 3%, and 4% of our net sales for the fiscal years ended April 30, 2017, 2016, and 2015, respectively. Our Firearms and Outdoor Products & Accessories businesses own tooling that is located at various suppliers in Asia and North America.

E-Marketing

We utilize our websites, including www.aob.com, www.smith-wesson.com, www.tcarms.com, www.btibrands.com, www.crimsontrace.com, www.ustbrands.com, www.taylorbrandsllc.com, www.swgear.com, and www.keygearproducts.com, to market our products and services and to provide a wide range of information regarding our company to customers, consumers, dealers, distributors, investors, and government and law enforcement agencies worldwide. We utilize e-marketing, including social and digital marketing such as Facebook, Twitter, YouTube, and e-blasts to our consumer and trade customers to provide additional product and service information to such customers.

Retail

We operate online retail stores from which we sell hunting, camping, and shooting accessories under all of our brands. Firearms are not sold through the online retail stores.

Service and Support

Our Firearms division utilizes a toll free customer service number and offers a customer service e-mail option to answer questions and resolve issues regarding our firearm products. In addition, we offer a limited one year warranty program and a lifetime service policy under which we repair defects in material or workmanship in our firearm products without charge for as long as the original purchaser owns the firearm. We also maintain a number of authorized warranty centers throughout the world and provide both warranty and charge repair services at our facilities.

Our Accessories division utilizes a toll free customer service numbers to answer questions and resolve issues regarding our accessories products.  We offer a limited one year or a limited lifetime warranty program to the original purchaser of our accessories products, depending on the product purchased.

Our Electro-Optics division also operates a toll free number and offers a warranty that our products will be free from defects in materials and workmanship for a period of three years from the original retail purchase. We also will repair or replace with an item of equivalent value, at our option, any product or part that is found to be defective under normal use and service, without charge during the warranty period.

Facilities

We have three manufacturing facilities at which we produce our firearm products: a 575,000 square-foot facility located in Springfield, Massachusetts; a 38,000 square-foot facility located in Houlton, Maine; and a 150,000 square-foot facility located in Deep River, Connecticut. We conduct our handgun and long gun manufacturing and some of our manufacturing service activities at our Springfield facility. Our Houlton facility is a machining center only with no assembly, finishing, or small parts operations. We also continue to produce handcuffs and other restraint devices at our Houlton facility. Our Deep River facility is utilized for custom plastic injection molding services, rapid prototyping, and tooling. All of these facilities are ISO 9001 certified.

We perform in our own facilities most of the machining and all of the assembly, inspection, and testing of the firearms that we sell. We produce our major firearm components utilizing computer-assisted machines. Our skilled employees utilize sophisticated automated testing equipment to ensure the proper functioning of our firearms. Every firearm is test fired before shipment. Our Springfield and Houlton facilities are currently operating on two shift patterns; a four shift, 168 hour per week schedule and a three shift, 120 hour per week schedule. We seek to minimize inventory costs through an integrated planning and production system. All facilities in our Firearms division operate under a fully integrated ERP system, SAP. We intend to continue investing in improving our facilities and our systems in order to enhance efficiency, improve information reporting, and strengthen internal controls.

Our Accessories division operates three facilities, each of which consists of a warehouse and connected office space: a 145,000 square foot building in Columbia, Missouri; a 160,000 square foot building in Kingsport, Tennessee; and a 100,625 square foot building in Jacksonville, Florida. We source almost all of our outdoor accessories from third-party contract manufacturers located primarily in Asia. Each of these facilities is ISO 9001 certified. During fiscal 2017, we transitioned the Columbia facility to SAP.

Our Electro-Optics division operates a 50,000 square foot light manufacturing, assembly, and warehousing facility with connected office space in Wilsonville, Oregon. We source laser diodes from Asia and most other component parts from North America. We intend to transition that facility to SAP in fiscal year 2018.

In fiscal 2017, we announced a plan to establish a national distribution center in Boone County, Missouri. We plan ultimately to rely on this distribution facility for substantially all of our product distribution. Under the plan, we expect to break ground on our new 500,000 square foot facility in the next several months. Our plan to establish the new facility in Boone County is contingent upon the approval of incentives, completion of due diligence, and the finalization of agreements related to other terms and conditions.

Suppliers

We manufacture most of the components for our firearms, but purchase certain components and parts, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks, from third parties. We also purchase ammunition for product testing. Most of our major suppliers for our Firearms division products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. We also use numerous raw materials, such as steel, wood, lead, brass, and plastics, in producing and testing our products. We have alternative sources for these raw materials.

Most of the major suppliers for our Accessories division products are based in Asia, although a portion of our products are produced and assembled in the United States. The Accessories division continues to expand its supply base in order to maintain competitive pricing and respond rapidly to changes in customer demand and market trends. Major suppliers for our Electro-Optics division are primarily located in Asia and North America and provide diodes, circuit boards, and plastic injection molded parts for our products. The Electro-Optics division utilizes a dual sourcing supply chain in order to mitigate risks associated with sourcing key components from only one supplier.

Research and Development; New Product Introductions

Through our advanced products engineering departments, we enhance existing products and develop new products for all of our businesses. In fiscal 2017, 2016, and 2015, our gross spending on research activities relating to the development of new products was $10.2 million, $10.0 million, and $6.9 million, respectively. As of April 30, 2017, we had 65 employees at our various facilities engaged in ongoing research and development activities for all of our brands.

Patents, Trademarks, and Copyrights

We recognize the importance of innovation and protecting our intellectual property. Accordingly, we own numerous patents related to our products. We apply for patents whenever we develop innovative new products, unique designs, or processes of commercial importance. We do not believe that our business is materially dependent on any single patent.

Because of the significance of our brand names, our trademarks, service marks, trade dress, and copyrights are also important to our business. We have an active global program of trademark registration, monitoring, and enforcement. We believe that our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands and our S&W monogram trademarks are known and recognized by the public worldwide and are important to our firearm business. In addition, we market our outdoor products and accessories under 19 brand names, including Caldwell, Crimson Trace, Schrade, Uncle Henry, Imperial, UST, Key Gear, Wheeler, Tipton, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, and Golden Rod, among others. We also sell outdoor products and accessories utilizing our firearm brands.

We intend to vigorously pursue and challenge infringements of our patents, trademarks, service marks, trade dress, and copyrights, as we believe the goodwill associated with them is a cornerstone of our branding strategy.

Competition

We encounter competition in the firearms industry from both domestic and foreign manufacturers. Some competitors manufacture a wide variety of firearms as we do, while the majority of our competitors manufacture only certain types of firearms. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and are an active participant in the hunting rifle market. We compete primarily based upon innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our customer service organization is proactive in offering timely responses to customer inquiries. We believe we can effectively compete with all our present competitors.

Our primary competitors are Ruger and Taurus in the revolver market and Glock, Ruger, Sig Sauer, and Springfield Armory in the pistol market. We compete primarily with Colt, Sig Sauer, Ruger, Bushmaster, Daniel Defense, and DPMS in the modern sporting rifle market and Browning, Marlin, Remington, Ruger, Savage, Weatherby, CVA, Traditions, and Winchester in the hunting rifle market.

Our competitors in the outdoor products and accessories markets are not as clearly defined as the firearms market because of the broad range of brand names and products. Our primary competitor in the accessories market is Vista Outdoors. Almost all of the other competitors are smaller private companies that directly compete with only one or two of our brands. The primary competitors for our Electro-Optics division are LaserMax, Viridian, and Laserlyte.

Customers

We sell our firearm products through a variety of federally licensed distribution channels. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; retailers; and consumers. Our outdoor products and accessories customers consist primarily of internet retailers, distributors, traditional retailers, and consumers. The ultimate users of our firearm and outdoor products and accessories include shooting and outdoor enthusiasts, collectors, sportsmen, competitive shooters, hunters, individuals desiring home and personal protection, law enforcement and military personnel and agencies, and other government organizations.

We grant payment terms to most commercial customers ranging from 30 to 90 days. However, in some instances, we provide longer payment terms, particularly as it relates to our hunting dating programs.

During fiscal 2017, firearm sales into our professional channel comprised 8.8% of our firearm net sales which include state and local law enforcement agencies, the federal government, and international customers. The remaining 91.2% of our firearm net sales were through federal firearm licensees to domestic consumers. Net sales for Outdoor Products and Accessories products during fiscal 2017 were 4.5% to international customers and 95.5% to domestic customers. Our domestic net sales are made to E-commerce retailers, strategic retailers, dealers, and distributors that sell to licensed dealers that in turn sell to the end users. In some cases, we sell directly to large retailers and dealers.

Governmental Regulations

Our firearm business is primarily regulated by the ATF, which licenses the manufacture, sale, and import of firearms in the United States. The ATF conducts periodic audits of our facilities that hold Federal Firearms Licenses. The U.S. Department of State currently oversees the export of articles, services, and related technical data that are designated as defense articles or defense services on the U.S. Munitions List, as set forth in the International Traffic in Arms Regulations, or ITAR, under the Arms Export Control Act, or AECA. We are required to obtain an export permit for all international shipments of items controlled under ITAR and AECA.

There are also various state laws, regulations, and local ordinances relating to firearm characteristics, features, and sales, as well as firearm magazine capacities. Local firearm dealers must comply with state and local laws, regulations, and ordinances pertaining to firearm and magazine sales within their jurisdictions. We manufacture several firearm models and magazines in various capacities that comply with those laws, regulations, and ordinances for sales in those states and localities. In Massachusetts, for example, there are regulations related to the weight of the trigger pull, barrel length, material strength, and independent testing of handguns. California, Connecticut, Maryland, New Jersey, and New York, as well as other states, the District of Columbia, and other localities, have similar laws, ordinances, and restrictions. In addition, California requires new pistols to contain a microstamping mechanism, which must be able to etch or imprint, in two locations, a microstamp array of characters that identify the make, model, and serial number of the pistols onto each cartridge case when the pistol is fired. No commercially produced firearm has utilized the microstamping process, which is considered by most to be unfeasible, and we have no plans to utilize any microstamping feature in our firearms. Therefore, we will not sell into California any pistol that is subject to the microstamping feature requirement.

Warnings and instructions concerning the safe operation of our firearms are contained in Safety & Instruction Manuals included in all boxes in which firearms are shipped and are also available for download from our Smith & Wesson and Thompson/Center Arms websites.

Our outdoor products and accessories businesses are subject to various standard business regulations of the kind that typically apply to all companies whose products are used by consumers.

Environmental Health and Safety

We are subject to numerous federal, state, and local laws and regulations that regulate the health and safety of our workforce, including those regulations monitored by the Occupational Health and Safety Administration, or OSHA, the National Fire Protection Association, and the Department of Public Health. Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are also subject to numerous federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment, and disposal of hazardous waste and other materials. These laws require us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA; and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, or RCRA.

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

In our efforts to satisfy our environmental responsibilities and to comply with environmental laws and regulations, we have established, and periodically update, policies relating to the environmental standards of performance for our operations. We have in place programs that monitor compliance with various federal, state, and local environmental regulations. However, in the normal course of our manufacturing operations, we are subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges from our operations into the environment. We regularly incur substantial capital and operating costs to comply with environmental laws, including remediation of known environmental conditions which we fund through cash flows from operations. We spent $1.2 million in fiscal 2017 on environmental compliance, consisting of $1.0 million for disposal fees and containers, $136,000 for remediation, $40,000 for DEP analysis and fees, and $5,000 for air filtration maintenance.

In the normal course of our business, we may become involved in various proceedings relating to environmental health and safety matters, and we are currently engaged in an environmental investigation and remediation. Our manufacturing facilities are located on properties with a long history of industrial use, including the use of hazardous substances. We have identified soil and groundwater contamination at our Springfield, Massachusetts plant that we are investigating, monitoring, or remediating, as appropriate. As of April 30, 2017, we had recorded a $730,000 environmental reserve in non-current liabilities. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

When the available information is sufficient to estimate the amount of liability, that estimate has been used; when the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. We may not have insurance coverage for our environmental remediation costs. We have not recognized any gains from probable recoveries or other gain contingencies. We calculated the environmental reserve using undiscounted amounts based on third-party independent environmental remediation reports.

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

Employees

As of May 31, 2017, we had 2,204 employees, including 24 part-time employees. Of these employees, 1,686 were engaged in manufacturing, 119 in sales and marketing, 49 in finance and accounting, 64 in research and development, 40 in information services, and 246 in various executive or other administrative functions. None of our employees are represented by a union in collective bargaining with us. Of our employees, 19.3% have 10 or more years of service with our company and 8.1% have greater than 25 years of service with our company. We believe that our employee relations are good and that the high quality of our employee base is instrumental to our success.

Backlog

As of April 30, 2017 and 2016, we had a Firearm backlog of orders totaling $96.4 million and $304.4 million, respectively. Our Outdoor Products & Accessories had a backlog of orders totaling $12.5 million and $6.6 million as of April 30, 2017 and 2016, respectively. Our backlog consists of orders for which purchase orders have been received and which are generally scheduled for shipment within six months and subject to capacity constraints. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
P. James Debney	49	President and Chief Executive Officer
Jeffrey D. Buchanan	61	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer
Robert J. Cicero	50	Vice President, General Counsel, Chief Compliance Officer, and Secretary
Mark P. Smith	41	President of Manufacturing Services Division
Matthew W. Buckingham	42	President of Firearms Division

P. James Debney has served as President and Chief Executive Officer of our company and as a member of our board of directors since September 2011. He was Vice President of our company from April 2010 until September 2011, and President of our firearms division from November 2009 until September 2011. Mr. Debney was President of Presto Products Company, a $500 million business unit of Alcoa Consumer Products, a manufacturer of plastic products, from December 2006 until February 2009. He was Managing Director of Baco Consumer Products, a business unit of Alcoa Consumer Products, a manufacturer of U.K.-branded and private label foil, film, storage, food, and trash bag consumer products, from January 2006 until December 2006; Manufacturing and Supply Chain Director from August 2003 until December 2005; and Manufacturing Director from April 1998 until July 2003. Mr. Debney joined Baco Consumer Products in 1989 and held various management positions in operations, production, conversion, and materials.

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

Matthew W. Buckingham has served as Senior Vice President of the Firearms Division of our company and as President of Firearms for Smith & Wesson Corp., a subsidiary of our company, since April 2016. Mr. Buckingham held various positions for Brownells Inc., a 75-year old provider of gunsmithing tools, firearm parts, and services to the firearm industry, from May 2004 until April 2016, including President and Chief Operations Officer from November 2012 until April 2016; Chief Operations Officer from January 2006 until November 2012; and Director of Operations from May 2004 until January 2006.  Prior to his service with Brownells Inc., Mr.  Buckingham held various positions with Pella Corporation, a large manufacturer of windows and doors, from June 1997 until May 2004, including Supply Chain Manager, Production Manager, Business Process Continuous Improvement Manager, Materials/Scheduling Supervisor, and Department Manager.

Item 1A. Risk Factors

Investors should carefully consider the following risk factors, together with all the other information included in the Form 10-K, in evaluating our company, our business, and our prospects. The most significant risks that could materially and adversely affect our financial condition, results of operations, and cash flows include the risk factors described below.

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

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. In addition, speculation surrounding increased gun control at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations. These possible changes to existing legislation may seek to restrict the makeup of a firearm, including limitations on magazine capacity; mandate the use of certain technologies in a firearm; remove existing legal defenses in lawsuits; or ban the sale and, in some cases, the ownership of various types of firearms. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

We remain dependent on the sale of our firearm products.

We manufacture a wide array of handguns, modern sporting rifles, hunting rifles, black powder firearms, handcuffs, and firearm-related products and accessories for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. As noted above, sales of firearms is influenced by a variety of economic, social, and political factors, which may result in volatile revenue patterns. During fiscal 2015, in an effort to diversify our revenue, we began an acquisition strategy to grow into the adjacent outdoor products and accessories market. Since that time, we have spent $371.5 million on acquiring companies and brands to further this strategy. Firearms continue to represent a large proportion of our net sales. In fiscal 2017, firearm product sales represented approximately 81.5% of our consolidated net sales.

From time to time, we have been capacity constrained.

From time to time, we have been capacity constrained and have been unable to satisfy on a timely basis the demand for some of our products. Overall, capacity constraints were a factor in fiscal 2016, despite our achieving significant improvements in our production throughput as a result of enhanced production methods, the purchase of additional equipment, and the expansion of our supply base for capacity relief on targeted constrained processes. In fiscal 2015 and 2017, we were capacity constrained with respect to certain of our popular products. During the last several fiscal years, we also have enhanced our manufacturing productivity by adding capacity, increasing daily production quantities, increasing operational availability of equipment, reducing machinery down time, extending machinery useful life, and increasing manufacturing efficiency. Future significant increases in consumer demand for our products or increased business from law enforcement or military agencies may require us to expand further our manufacturing capacity, particularly through the purchase of additional manufacturing equipment and the addition of manufacturing space. We may not be able to increase our capacity in time to satisfy increases in demand that may occur from time-to-time, and we may not have adequate financial resources to increase capacity to meet demand. Capacity constraints may prevent us from satisfying customer orders and result in a loss of market share to competitors that are not capacity constrained. In addition, we may suffer excess capacity and increased overhead costs if we increase our capacity to meet actual or anticipated demand and that demand decreases or does not materialize.

Our manufacturing facilities are critical to our success.

Our Springfield, Massachusetts facility is critical to our success, as we currently produce the majority of our firearm products at this facility.

The Springfield facility also houses our principal research, development, engineering, design, shipping, sales, marketing, finance, and management functions. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship many of our firearm products and to provide service to our firearm customers. We frequently make certain changes in our manufacturing operations to modernize the facility and associated equipment and systems as a result of the age of the facility and the need to introduce certain efficiencies in manufacturing and other processes in order to produce our anticipated volume of products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to the facility, but we may not be successful in continuing to improve efficiencies.

We also depend on our Houlton, Maine and Deep River, Connecticut facilities. Our Houlton facility is used primarily as a machining facility for our firearms as well as our handcuffs and restraints, and our Deep River facility is used primarily for custom plastic injection molding services, rapid prototyping, and tooling. A disruption in the activities of these facilities could adversely affect our firearm manufacturing operations.

Our efforts to develop new products may be costly and ineffective.

Our efforts to develop new products may not be successful, and any new products that we develop may not result in customer or market acceptance. The development of new products is a lengthy and costly process. Any new products that we develop and introduce to the marketplace may be unsuccessful or achieve success that does not meet our expectations for a variety of reasons, including delays in introduction, unfavorable cost comparisons with alternative products, and unfavorable performance. Significant expenses related to proposed new products that prove to be unsuccessful for any reason could adversely affect our operating results.

Our proposed distribution center may not produce the benefits expected.

In fiscal 2017, we announced plans to establish a 500,000 square foot national distribution center in Boone County, Missouri, contingent upon the approval of incentives, completion of due diligence, and the finalization of agreements related to other terms and conditions. We plan ultimately to rely on this distribution facility for substantially all of our product distribution. The construction of the proposed distribution facility may be delayed by (i) the inability to obtain timely authorization and approvals from government agencies, (ii) potential changes in federal, state, and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project, (iii) the inability to acquire right-of-way or land rights on a timely basis on terms that are acceptable to us, (iv) achieving targeted headcount and wages to receive the incentives on which we based the decision for the location of the facility, and (v) the inability to attract and retain skilled employees to meet the labor needs of the new facility.  In addition, the diversion of management’s time and attention to the correct development of the facility may adversely affect our day-to-day business activities.

We anticipate that this distribution facility will include computer controlled and automated equipment. As a result, the operations of the facility will be complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In addition, because substantially all of our products will be distributed from one location, our operations could also be interrupted by labor difficulties, extreme or severe weather conditions or by floods, fires or other natural disasters near our distribution center. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our product distribution, such as the long term loss of customers or an erosion of our brand image.

Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies will depend on the proper operation of our proposed distribution facility. The fixed costs associated with owning, operating, and maintaining a large, highly automated distribution center during a period of economic weakness or declining sales could result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. This fixed cost structure may make it difficult for us to maintain our profitability levels if sales volumes decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations, and cash flows.

We rely on outsourcing for a portion of our production and any interruptions in these arrangements could disrupt our ability to fill our customers’ orders.

We utilize contract manufacturers for a portion of our firearm production requirements, particularly during periods of very high customer demand, in order to increase our manufacturing capacity and reduce our capital expenditures for facilities that may not always operate at peak capacity.  Qualifying new contract manufacturers is time consuming and may result in unforeseen disruptions in our manufacturing and operations. The loss of our relationships with our contract manufacturers or their inability to conduct their services for us as anticipated in terms of capacity, cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements.  If this were to occur, the resulting decline in revenue could harm our business.

We source a significant portion of the accessories products that we sell from third-party contract manufacturers, located primarily in Asia. In the Electro-Optics division, we source laser diodes from Asia and most other component parts from North America. Our ability to secure qualified suppliers that meet our quality and other standards, and to receive these products in a timely and efficient manner, represents a challenge, especially with suppliers located and products sourced outside the United States.  Political and economic instability in countries in which foreign suppliers are located, the financial and managerial instability of suppliers, the failure by suppliers to meet our standards, labor problems experienced by our suppliers, the availability of raw materials to our suppliers, product quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to suppliers and the countries in which they are located are beyond our control.  The United States’ foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain types of materials from other countries, and other factors relating to foreign trade also are beyond our control.  These and a majority of other factors affecting our suppliers and our access to products could adversely affect our business.

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

Poor product quality or performance could adversely affect our operating results and reputation. We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products and a limited one year warranty to the original purchaser of our new accessories products. In our Accessories division, we offer a one year or limited lifetime warranty program to the original purchaser of our products, depending on the product purchased. In our Electro-Optics division, we offer a warranty that our products will be free from defects in materials and workmanship for a period of three years from the original retail purchase and commit to repair or replace with an item of equivalent value, at our option, any product or part which is found to be defective under normal use and service, without charge during the warranty period.

While we believe we have a strong track record of developing, manufacturing, and selling high-quality products, from time to time, we have experienced manufacturing and design issues with respect to some of our firearms and have initiated product recalls and safety alerts in the past. Based on the volume of products we have shipped into the market, any future recall, safety alerts, or product liability claims could harm our reputation, cause us to lose business, and cause us to incur significant warranty, support, and repair costs.

We may incur higher medical benefit costs in the future.

We are self-insured for our employee medical plan. While our medical costs in recent years have generally increased at the same level as the regional average, our aging workforce and other employee demographics could result in an increase in our medical costs beyond what we have experienced or expect. We have stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to our stop-loss limit may have an adverse impact on our profitability.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, will potentially impact our healthcare cost structure and may, over time, increase our employee healthcare related expenses. Provisions of this law became effective in calendar 2015 and further provisions may become effective over the next several years. Many of the regulations and guidance for this law have not yet been implemented and some face legal challenges. Because of the breadth and complexity of this law, the uncertainty surrounding this law, the lack of regulations and guidance for implementation, and the phased-in nature of the new requirements, we cannot predict with certainty the future effect of this law on us. The new healthcare legislation may increase the costs of providing medical insurance to our employees, which could have an adverse effect on our operations.

Liability insurance is expensive and may be difficult to obtain.

Liability insurance coverage is expensive and from time to time may be difficult or impossible to obtain. Our insurance policies are subject to periodic review by our insurers and may not be renewed at all or on similar or favorable terms. If we or other firearms manufacturers sustain significant losses or make significant insurance claims, our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. Our liability insurance costs were $4.3 million in fiscal 2017 and $4.7 million in fiscal 2016. An inability to obtain liability insurance, significant increases in the cost of insurance we obtain, or losses in excess of our liability insurance coverage could have a material adverse effect on us.

Shortages of, and price increases for, components, parts, raw materials, and other supplies may delay or reduce our sales and increase our costs.

Although we manufacture most of the components for our firearms, we purchase certain components and parts from third parties, including bolt carriers, rifle receivers, magazines, slides, small parts, barrels, and rifle stocks. We rely on third-party suppliers and manufacturers for substantially all of our accessories’ components and products, and we have limited control over these suppliers and manufacturers. We also purchase ammunition for product testing.

Most of our major suppliers for our firearm products are U.S.-based and provide materials, components, and parts, such as raw steel, polymer components, and metal-injected-molded components. The costs of these materials, components, and parts are at competitive rates. We have become increasingly dependent on a small number of key vendors that supply components and parts for our firearms as a result of our decision to enhance our manufacturing flexibility by using third parties that can supplement our internal capacity to better react to changes in market conditions. Most of our major suppliers for our accessories components and products are based in Asia. Our major suppliers for electro-optics components are based in Asia and North America. We also use numerous raw materials that we purchase from third-party suppliers in producing and testing our products, including steel, wood, lead, brass, and plastics.

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

We have occasionally received, and may receive in the future, product deliveries from suppliers that fail to conform to our quality control standards. In such circumstances, our inability to sell those products could have a negative effect on our net sales and increase our administrative and shipping costs if we are unable to obtain replacement products in a timely manner.

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

All businesses in our Firearm division and our largest business in our Accessories division operate under a fully integrated ERP system, SAP. In fiscal 2018, we intend to add additional functionality to SAP as well as convert our Wilsonville, Oregon business to SAP. Those additions and new implementations could result in a major disruption to our business, and any disruption could have a negative effect on our operating results. In addition, implementing SAP has required and will continue to require significant resources and refinement to fully realize the expected benefits of the system.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss revenue.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive or confidential corporate data.  Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. Acquisitions of smaller, closely held companies however, could increase our risk. Possible impacts associated with a cyber security incident may include, among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with applicable privacy and other laws and regulations.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive consumer markets that are characterized by competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Some of our competitors may have greater financial, technical, marketing, distribution, and other resources and, in certain cases, may have lower cost structures than we possess that may afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices on raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to customer requirements more effectively and quickly than we can.

Competition in the consumer products industry is primarily based on innovation, quality, reliability, durability, price, performance, consumer brand awareness, and customer service and support. Our inability to compete in one or more of these areas could have a negative impact on our business.

Potential strategic alliances may not achieve their objectives, which could impede our growth.

We have entered into strategic alliances in the past and anticipate that we will enter into new strategic alliances in the future. We continue to explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Our existing strategic alliances and any new strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Acquisitions involve significant risks, and any acquisitions that we undertake in the future could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We have a strategy to expand our operations through strategic acquisitions in order to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Acquisitions also may become more difficult in the future as we or others acquire the most attractive candidates. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.

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

We plan to pursue acquisitions of businesses that are not involved in the manufacture of firearms, such as businesses involved in shooting and hunting sports, companies involved in what we consider the rugged outdoor market (which may include camping, hiking, fishing, and a variety of other outdoor recreational and leisure activities), companies that perform manufacturing services for us or supply us with components or materials, and other businesses that we regard as complementary to our business. We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, financial condition, and results of operations could be adversely affected.

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

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. For example, our acquisition of Thompson/Center Arms in January 2007 and SWSS, LLC in July 2009 resulted in substantial write-offs of goodwill and long-lived intangible assets. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These interim fluctuations could adversely affect the market price of our common stock.

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

We have a history of acquiring businesses, having spent $371.5 million on acquisitions in the last three years. In order to pursue successful acquisitions, we may need to integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our sales and growth opportunities.  In fiscal 2017, we acquired Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. We are in the process of integrating these businesses. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results.

We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:

•	the potential disruption of our core businesses;
•	risks associated with entering markets and businesses in which we have little or no prior experience;
•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with increased regulatory or compliance matters;
•	failure to retain key customers, suppliers, or personnel of acquired businesses;
•	the potential strain on our financial and managerial controls and reporting systems and procedures;
•	greater than anticipated costs and expenses related to the integration of the acquired business with our business;
•	potential unknown liabilities associated with the acquired company;
•	risks associated with weak internal controls over information technology systems and associated cyber security risks;
•	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
•	failure of acquired businesses to achieve expected results;
•	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and
•	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

We may be required to write down intangible assets, including goodwill, due to impairment.

We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, changes in regulations, changes in the competitive environment for our products, including changing customer preferences, and the success of new products. Certain events also can require us to review our intangible assets immediately. If we determine that an impairment exists, we will incur losses that will reduce our earnings.

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

As of April 30, 2017, we had $219.0 million of long-term debt outstanding, of which $6.3 million is payable in the next twelve months. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

The failure to manage our growth could adversely affect our operations.

To continue to expand our business and enhance our competitive position, we must make significant investments in systems, equipment, facilities, and personnel. In addition, we may commit significant funds to enhance our sales, marketing, information technology, and research and development efforts in order to expand our business. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs could adversely affect our operating results.

The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to further expand the number and diversity of our programs in the future. Managing our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;
•

enhance our facilities and purchase additional equipment, which will include ongoing modernization and expansion of our Springfield, Massachusetts, Deep River, Connecticut, and Houlton, Maine facilities; and

•	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, and marketing efforts.

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

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands, particularly our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands and the various brands sold by our accessories and electro-optics businesses, as well as our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

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

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased revenue, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

An inability to expand our E-Commerce business could reduce our future growth.

Consumers are increasingly shopping online via e-commerce retailers and we face intense pressure to make our products available via e-commerce services. Although firearms cannot be delivered direct-to-consumer, firearms are increasingly sold on e-commerce websites and delivered to licensed firearm retailers near to the consumer for a small fee. Our success in participating in e-commerce will depend on our ability to effectively use our marketing resources to communicate with existing and potential customers in order to increase our e-commerce sales. To increase our e-commerce sales, we may have to be more promotional to compete which could impact our gross margin and increase our marketing expenses. We do not currently have a fully functional direct-to-consumer e-commerce platform and are reliant on third party e-commerce websites to sell our products, which could lead to our e-commerce customers being able to have control over the pricing of our products. This in turn could lead to adverse relationship consequences with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on the e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies, reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal, or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

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

For fiscal year ended April 30, 2017, none of our customers exceeded 10% of our net sales and one of our customers accounted for approximately 17.5% of our accounts receivable. For the fiscal years ended April 30, 2016 and 2015, we did not have any customers that exceeded 10% of net sales or 10% of accounts receivable.

Through our growth strategy, our sales could become increasingly dependent on purchases by several large retail customers. Consolidation in the retail industry could also adversely affect our business.  If our sales were to become increasingly dependent on business with several large retailers, we could experience more concentrated credit-related risks and be adversely affected by the loss or a significant decline in sales to one or more of these customers.  In addition, our dependence on a smaller group of retailers could result in their increased bargaining position and pressures on the prices we charge.

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

In the past, we did not consistently require our employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements; however, such agreements are now required. Therefore, our former employees and consultants may try to claim some ownership interest in our intellectual property and may use our intellectual property competitively and without appropriate limitations. In addition, our acquired businesses may not have consistently required their employees and consultants to enter into confidentiality agreements, employment agreements, or proprietary information and invention agreements. Claims by such individuals may affect our business, operating results, and financial condition.

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

The manufacture, sale, and purchase of firearms are subject to extensive federal, state, and local governmental regulation. The primary federal laws are the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA and the Arms Export Control Act of 1976, or AECA, which have been amended from time to time. The NFA severely restricts the private ownership of those firearms defined in that regulation, including fully automatic weapons. The GCA places certain restrictions on the interstate sales of firearms, among other things. The export of our products is controlled by the International Traffic in Arms Regulations, or ITAR. ITAR implements the provisions of the AECA as described in the Code of Federal Regulations and is enforced by the U.S. Department of State. In order for us to sell some of our products in accordance with ITAR, including firearms to foreign customers, we must obtain export licenses from the U.S. government, primarily the U.S. Department of State. The U.S. Department of State has discretion as to whether to grant a license, and approval depends on the foreign policies and national security interests of the United States. In addition, Congress may take action to block a proposed sale of firearms for export valued at $1 million or higher. Consequently, we may not be able to obtain export licenses, or to complete profitable contracts as a result of political or other reasons that are outside our control. Failure to receive required licenses or authorizations or the termination or suspension of our export privileges could have an adverse effect on our business. Further, because our manufacturing process includes certain toxic, flammable, and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, or CFATS, as administered by the Department of Homeland Security, which requires that we take additional reporting and security measures related to our manufacturing process.

In addition, like many other manufacturers, we are subject to compliance with the Fair Labor Standards Act, the Occupational Safety and Health Act, the data privacy laws of Massachusetts and other jurisdictions, and many other regulations surrounding employment law, environmental law, taxation, and consumer protection.

In addition to federal requirements, state and local laws and regulations may place additional restrictions or prohibitions on gun ownership and transfer. These laws and regulations vary significantly from jurisdiction to jurisdiction. Some states or other governmental entities have enacted, and others are considering, legislation restricting or prohibiting the ownership, use, or sale of certain categories of firearms, ammunition, or both. Several states require internal or external locking mechanisms for sales of firearms sold in their jurisdictions. Some states are considering mandating certain design features on safety grounds.

Existing industry protections may be repealed or affected by judicial rulings. For example, the Protection of Lawful Commerce in Arms Act of 2005, or the PLCAA, was enacted by Congress in 2005 in order to protect firearms manufacturers and dealers from liability when their legally manufactured and lawfully sold products are later used in criminal acts.  The PLCAA could be repealed or amended, and legislation has been introduced in Congress to repeal the law. The PLCAA may also be affected by future judicial rulings and interpretations. If the PLCAA were repealed, amended, or reinterpreted, firearms manufacturers could face a significant increase in litigation.

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

We are currently involved in several lawsuits, including a lawsuit involving a municipality and several product liability lawsuits.

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

Our products expose us to potential product liability, warranty liability, or personal injury claims and litigation relating to the use or misuse of our products. These include allegations of defects in manufacturing and design, failure to warn of inherent dangers in the product itself or activities associated with the product, and negligence and strict liability.  If successful, such claims could have a material adverse effect on our business.  Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future, and product liability claims may exceed the amount of insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products. Due to the nature of our products, we anticipate that we will continue to be involved in product liability cases and claims in the future.

Defects in our products could reduce demand and result in a decrease in sales and damage to our reputation. Our products can contain latent defects that are not detected until after the product is introduced to the market. In addition, we obtain many of our products and component parts from third-party suppliers and may not be able to detect defects until after they are sold. Defects in our products may result in a loss of sales, recall expenses, damage to our reputation, and increased warranty costs, which could have a material adverse effect on our business, financial condition, or results of operations.

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

In our efforts to satisfy our environmental, health, and safety responsibilities and to comply with all applicable laws and regulations, we maintain policies relating to the environmental, health, and, safety standards for our operations and conduct programs to monitor compliance with various environmental regulations. However, in the normal course of our manufacturing operations, we may become subject to governmental proceedings and orders pertaining to waste disposal, air emissions, and water discharges into the environment. We believe based on the information available to us that we are in substantial compliance with applicable environmental regulations.

From a remediation perspective, we may not have identified all existing contamination on our properties and we cannot predict whether our operations will cause contamination in the future. As a result, we could incur additional costs to clean up contamination that exceed the amount of our reserves. We will periodically review the probable and reasonably estimable environmental costs in order to update the environmental reserves. Furthermore, it is not possible to predict with certainty the impact on us of future environmental, health, and safety compliance requirements or of the cost of resolution of future regulatory proceedings and claims, in part because the scope of the remedies that may be required is not certain, liability under federal environmental laws is joint and several in nature, and environmental health and safety laws and regulations are subject to modification and changes in interpretation. Additional or changing environmental health and safety regulation may become burdensome in the future, and any such development could have an adverse effect on us.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of April 30, 2017, we had consolidated indebtedness of $219.0 million, of which $6.3 million is payable in the next twelve months.  On June 15, 2015, we entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $94.0 million remained outstanding as of April 30, 2017. The Revolving Line provides availability until June 15, 2020 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our existing unsecured credit agreement, or the Second Amendment, which, among other things increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. As of April 30, 2017, we had $50.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.49%, at the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at rates calculated in the same manner as the Revolving Line, was entered into for the purposes of redeeming the entire $100.0 million outstanding principal balance of our 5.875% Senior Notes due 2017, or the 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 3.06%, which is subject to change based on our consolidated leverage ratio.

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

As of April 30, 2017, there were 53,850,426 shares of our common stock outstanding. Substantially all of these shares are freely tradable without restriction or further registration under the securities laws, unless held by an “affiliate” of our company, as that term is defined in Rule 144 under the securities laws. Shares held by affiliates of our company, which generally include our directors, executive officers, and certain principal stockholders, are subject to the resale limitations of Rule 144 described below.

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

As of April 30, 2017, we had outstanding nonqualified stock options to purchase 335,160 shares of common stock under our incentive stock plans and other option agreements, 915,094 undelivered time-based restricted stock units, or RSUs, and 513,754 unearned performance-based restricted stock units, or PSUs, under our incentive stock plans. We issued 144,102 of the 6,000,000 shares of common stock reserved for issuance under our 2011 Employee Stock Purchase Plan, or the ESPP, during fiscal 2017. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to our incentive stock plans and available for issuance pursuant to the ESPP. Shares covered by such registration statements upon the exercise of stock options or pursuant to the ESPP generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

The market price of our common stock could be subject to wide fluctuations as a result of many factors.

Many factors could affect the market price of our common stock, including the following:

•	variations in our operating results;
•	the relatively small public float of our common stock;
•	introductions of new products and services by us or our competitors;
•	the performance of our distributors;
•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;
•	general economic, political, and market conditions and consumer spending patterns;
•	governmental policies and regulations;
•	investor reaction to news events;
•	the general performance of the markets in which we participate; and
•	factors relating to suppliers and competitors.

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

Our success depends to a significant extent upon the continued services of our current management team, including P. James Debney, our President and Chief Executive Officer. The loss of Mr. Debney or one or more of our other key executives or employees could have a material adverse effect on our business. Except for Mr. Debney, we do not maintain “key person” insurance policies on the lives of any of our executive officers or any of our other employees. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without advance notice, subject to certain severance obligations upon termination. In order to retain valuable employees, in addition to salary and cash incentives, we regard our ability as a public company to grant stock-based compensation as an important component of our ability to attract and retain key personnel. The value to employees of stock-based compensation over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In our Firearms division, we own or lease three manufacturing facilities for our firearms products. We own our principal facility, which is a 575,000 square-foot facility located in Springfield, Massachusetts. We also own a 38,000 square-foot facility located in Houlton, Maine and we lease a 150,000 square-foot facility located in Deep River, Connecticut. The Springfield facility is primarily used to manufacture our handguns, modern sporting rifles, and hunting rifles, and the Houlton facility was primarily used to manufacture handguns, handcuffs, and restraints. In fiscal 2015, our Houlton facility was converted into a machining center and all assembly, finishing, and small parts operations were transferred to our Springfield facility. Our Deep River facility is primarily used for custom plastic injection molding services, rapid prototyping, tooling, and supports our firearms platform. Our Accessories division leases three facilities, each of which is a warehouse with connected office space: a 145,000 square foot building in Columbia, Missouri; a 160,000 square foot building in Kingsport, Tennessee; and a 100,625 square foot building in Jacksonville, Florida. Our Electro-Optics division leases one facility in Wilsonville, Oregon: a 50,000 square foot assembly and warehousing facility with connected office space. We believe that each facility is in good condition and capable of producing products at current levels of production capacity. In addition, we own a 57,000 square-foot facility in Springfield, Massachusetts that we use for the Smith & Wesson Academy, a state-accredited firearm training institution and a private shooting facility. The leases for our Deep River and Columbia facilities are set to expire on May 4, 2024 and April 30, 2023, respectively. We lease 3,000 square feet of office space in Scottsdale, Arizona, which has offices for certain senior personnel in our investor relations, legal, and finance departments as well as office space for our board of directors. This lease expires on February 28, 2018.

We lease 4,800 square feet of a facility located in Somersworth, New Hampshire, which is used primarily for research and development activities. This lease expires on June 30, 2018.

We lease 4,128 square feet of a facility located in Bentonville, Arkansas that expires on September 25, 2018, which is used as a sales office.

We believe that all of our facilities are adequate for present requirements and that our current equipment is in good condition and suitable for the operations involved.

Item 3. Legal Proceedings

Information regarding our legal proceedings is discussed in Note 17 to our consolidated financial statements, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “AOBC” since January 1, 2017. In fiscal 2017, we changed the name of our parent holding company from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation. Our common stock was previously traded under the symbol “SWHC” from July 20, 2006 to January 1, 2017. The following table sets forth the high and low sale prices of our common stock for each quarter in our fiscal years ended on April 30 indicated as reported on the Nasdaq Global Select Market.

	High	Low
2017
First quarter	$30.40	$21.11
Second quarter	$31.19	$24.58
Third quarter	$28.57	$19.89
Fourth quarter	$22.26	$17.50
2016
First quarter	$17.04	$14.62
Second quarter	$19.22	$14.71
Third quarter	$26.54	$17.05
Fourth quarter	$30.44	$20.40

On June 27, 2017, the last reported sale price of our common stock was $22.95 per share. On June 27, 2017, there were 778 record holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payment of any cash dividends in the future will depend on our financial condition, operating results, and capital requirements as well as other factors deemed relevant by our board of directors. In addition, our credit facility and the indenture governing our 5.000% Senior Notes restrict our ability to pay dividends.

Equity Compensation Plan Information

For equity compensation plan information, refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2017 for (i) our common stock; (ii) the Russell 2000 Index; (iii) Sturm, Ruger & Company, Inc., (Peer Group (1) on the graph below); and (iv) a peer group consisting of Sturm, Ruger & Company, Inc., Vista Outdoor, Inc., and National Presto Industries, Inc. (Peer Group (2) on the graph below). For the years following 2017, we will no longer provide a comparison of our stock performance with Peer Group (1) as the diversification of our business directly to this one company is less meaningful. For the year ended April 30, 2017, we have changed the peer group index for Peer Group (2) because one of the prior peer group companies was acquired on March 6, 2017 and is no longer publicly held. The graph assumes an investment of $100 on April 30, 2012. The calculation of cumulative stockholder return on the Russell 2000 Index and the peer groups include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among American Outdoor Brands Corporation, The Russell 2000 Index,

And Two Peer Groups

*	$100 invested on April 30, 2012 in stock or index — including reinvestment of dividends. Fiscal year ending April 30.

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Repurchases of Common Stock

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the fiscal year ended April 30, 2017 (dollars in thousands, except per share data):

			Total # of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total # of		Announced	Purchased
	Shares	Average	Plans or	Under the Plans
Period	Purchased	Per Share	Programs (1)	or Programs
March 1 to 31, 2017	2,604,240	$19.20	2,604,240	$50,000
Total	2,604,240	$19.20	2,604,240	$50,000

(1)

During fiscal 2016, our board of directors authorized the repurchase of $50.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions until June 23, 2017. During March 2017, we completed this stock repurchase program by repurchasing approximately 2.6 million shares of our common stock for $50.0 million utilizing a combination of cash on hand and our Revolving Line of Credit. On March 27, 2017, our board of directors authorized the repurchase of an additional $50.0 million of our common stock, subject to certain conditions, in the open market or privately negotiated transactions until March 28, 2019.

Item 6. Selected Financial Data

The consolidated statements of income and cash flows data for the fiscal years ended April 30, 2017, 2016, and 2015 and the consolidated balance sheet data as of April 30, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income/(loss) and cash flows data for the fiscal years ended April 30, 2014 and 2013 and the consolidated balance sheet data as of April 30, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements not included herein. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Year Ended April 30,
	2017	2016	2015	2014	2013
	(In thousands, except share, per share, and ratio data)
Net sales	$903,188	$722,908	$551,862	$626,620	$587,514
Cost of sales	527,916	429,096	356,936	367,515	369,442
Gross profit	375,272	293,812	194,926	259,105	218,072
Operating expenses	175,333	135,169	105,298	108,117	85,238
Operating income	199,939	158,643	89,628	150,988	132,834
Total other income/(expense), net	(8,633)	(13,550)	(10,896)	(14,266)	(4,928)
Income from continuing operations before income taxes	191,306	145,093	78,732	136,722	127,906
Income tax expense	63,452	51,135	28,905	48,095	46,500
Income from continuing operations (a)	127,854	93,958	49,827	88,627	81,406
Discontinued operations:
Loss from operation of discontinued security solutions division	—	—	(297)	(456)	(3,605)
Income tax benefit	—	—	(83)	(1,134)	(912)
Income/(loss) from operation of discontinued security solutions division	—	—	(214)	678	(2,693)
Net income	$127,854	$93,958	$49,613	$89,305	$78,713
Net income per share:
Basic - continuing operations	$2.29	$1.72	$0.92	$1.51	$1.25
Basic - total	$2.29	$1.72	$0.92	$1.52	$1.21
Diluted - continuing operations	$2.25	$1.68	$0.90	$1.47	$1.22
Diluted - total	$2.25	$1.68	$0.90	$1.49	$1.18
Weighted average number of shares outstanding:
Basic	55,930	54,765	53,988	58,668	65,155
Diluted	56,891	55,965	55,228	60,114	66,642
Depreciation and amortization	$50,213	$41,237	$30,893	$21,704	$16,730
Capital expenditures	$34,876	$29,474	$28,199	$53,282	$41,421
Year-end financial position:
Working capital	$167,196	$210,639	$116,065	$146,628	$146,973
Current ratio	2.1	2.7	2.4	2.6	2.8
Total assets	$788,036	$619,503	$490,925	$378,535	$326,989
Current portion of notes payable	$6,300	$6,300	$—	$—	$—
Notes payable, net of current portion	$210,657	$166,564	$170,933	$97,031	$43,559

(a)

Income from continuing operations for fiscal 2017 includes activity for the period subsequent to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc. Fiscal 2017, 2016, and 2015 includes activity for the period subsequent to our DRP and BTI acquisitions in fiscal 2015. See Note 2 – Acquisitions to the consolidated financial statements for further detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

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

During fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, based in Kingsport, Tennessee, now operating as BTI Tools, LLC, is a designer and distributor of high-quality knives, specialty tools, and accessories, and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as Ultimate Survival Technologies, LLC, or UST, is a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. Results of operations for the fiscal year ended April 30, 2017 include activity for the period subsequent to the respective acquisition dates of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc.

We collectively refer to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and UST as the 2017 Acquisitions.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our Accessories segment. Effective October 1, 2015, our Thompson/Center accessories business was transitioned from our Firearms segment to our Outdoor Products & Accessories segment. For comparison purposes, we have reclassified the revenue and cost of sales of our Thompson/Center accessories products for the fiscal year ended April 30, 2016 from our Firearms segment, historically presented in other products and services, to our Outdoor Products & Accessories segment.

The results of SWSS, LLC, our former security solutions division, are presented as discontinued operations in the consolidated statements of income for the fiscal year ended April 30, 2015. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

2017 Highlights

        Our operating results for fiscal 2017 included the following:

•	Total net sales of $903.2 million, an increase of $180.3 million, or 24.9%, over our fiscal 2016 net sales.
•	Net sales for our Firearms segment of $773.0 million, an increase of $120.9 million, or 18.5%, over the prior fiscal year.
•

Net sales for our Outdoor Products & Accessories segment of $130.2 million, an increase of $59.3 million, or 83.8%, over the prior fiscal year primarily because of the revenue generated as a result of the 2017 Acquisitions.

•	Gross margin of 41.5%, an increase of 90 basis points over the prior fiscal year.
•	Income from continuing operations of $127.9 million, an increase of $33.9 million, or 36.1%, over the prior fiscal year.

•	Net income per diluted share of $2.25, an increase of $0.57, or 33.9%, over the prior fiscal year.
•

We repurchased 2.6 million shares of our common stock in the open market completing our initially authorized $50.0 million stock repurchase plan. Effective March 27, 2017, our board of directors approved a new program to repurchase up to $50.0 million of the company's outstanding shares of common stock from time to time until March 28, 2019.

•

On October 27, 2016, we entered into a second amendment to our existing credit agreement with our lenders to expand our unsecured Revolving Line to $350.0 million with an option to increase the credit commitment for an additional $150.0 million and extended the maturity of the Revolving Line to October 27, 2021.

Key Performance Indicators

We evaluate the performance of our business based upon operating profit, which includes net sales, cost of sales, selling and administrative expenses, and certain components of other income and expense. We also track our return on invested capital, and we use adjusted EBITDAS (earnings before interest, taxes, depreciation, amortization, and stock-based compensation expense, excluding certain non-operational items), which is a non-GAAP financial metric, as a supplemental measure of our performance in order to provide investors with an improved understanding of underlying performance trends. We evaluate our firearm products by such measurements as gross margin per unit produced, units produced per day, revenue by trade channel, and incoming orders per day. We evaluate our outdoor products and accessories products by such measurements as incoming orders per day and sales and gross margin by customer and brand.

External Factors that Impact the Firearm Industry

The firearm industry has been subject to many external factors in the past that have significantly increased the volatility of revenue generated for all companies within the industry. These factors include, among others, fears surrounding crime and terrorism; tragic news events; potential restrictions on the sale or makeup of firearms; legislative and regulatory actions; economic changes; and changes in the political environment. Although these external factors have created demand surges and volatility in the firearms market, often making it difficult to predict demand, we believe that those external factors have also likely contributed to a long-term increase in consumer interest in firearms. This increased consumer interest has helped the firearm industry generate a ten year compound annual growth rate in units of 11.0% according to the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. We believe that this expanding base of consumers combined with our strong brand recognition and attractive price points are important factors in our goal to continue increasing our market share. Based on data from calendar 2015, we estimate that we have a 19.6% share of the U.S. consumer market for handguns. This compares with approximately 10% in the period just prior to our acquisition of Smith & Wesson Corp. in 2001. In addition, the increased consumer interest combined with our efforts to increase revenue and market share for our products has generated a ten year compound annual growth rate in revenue of 12.4% for our firearm business.

Results of Operations

Net Sales

The following table sets forth certain information regarding net sales for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Handguns	$556,566	$485,413	$71,153	14.7%	$395,500
Long Guns	179,612	127,607	52,005	40.8%	90,178
Walther	—	—	—	N/A	506
Other Products & Services	36,819	39,045	(2,226)	-5.7%	45,038
Firearms Segment	772,997	652,065	120,932	18.5%	531,222
Outdoor Products & Accessories Segment	130,191	70,843	59,348	83.8%	20,640
Total Net Sales	$903,188	$722,908	$180,280	24.9%	$551,862

The following table sets forth certain information regarding trade channel net sales for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Sporting Goods Distribution Channel	$819,132	$644,887	$174,245	27.0%	$467,438
Professional Channel	68,009	62,938	5,071	8.1%	64,439
Other Products & Services	16,047	15,083	964	6.4%	19,985
Total Net Sales	$903,188	$722,908	$180,280	24.9%	551,862

We include domestic handgun, long gun, and parts revenue as well as revenue from our outdoor products and accessories in our sporting goods distribution channel, and we include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel. We include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the fiscal years ended April 30, 2017, 2016, and 2015 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change	2015
Handguns	1,843	1,565	278	17.8%	1,229
Long Guns	420	309	111	35.9%	211

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change	2015
Handguns	1,702	1,417	285	20.1%	1,076
Long Guns	391	290	101	34.8%	191

Professional Channel Units Shipped	2017	2016	# Change	% Change	2015
Handguns	141	148	(7)	-4.7%	153
Long Guns	29	19	10	52.6%	20

Fiscal 2017 Net Sales Compared with Fiscal 2016

Net sales in our Firearms segment increased 18.5%. Shipments were stronger earlier in the fiscal year because consumer demand for firearms was stronger from May up to and including November, a month that had a record number of firearm purchases as indicated by adjusted background checks reported in the National Instant Criminal Background Check System, or NICS. We believe this strong consumer demand in the first seven months of the fiscal year was a result of the ongoing increased consumer interest in firearms that has occurred over the past several years, increased concern regarding additional firearms laws and regulations, and the impact of news events, including terrorism. These high levels of adjusted NICS checks rapidly declined in December and remained lower than the prior year through February as firearm retailers indicated a soft retail environment, potentially as a result of excess inventory and reduced concern regarding additional firearm laws and regulations. Total adjusted NICS checks in March and April, however, returned to a positive trend.

Our flexible manufacturing strategy in firearms is intended to keep our factories at full utilization during changes in demand. We have been able to accomplish this by increasing production capacity through outsourcing in times of strong demand and reducing that level of outsourcing in softer demand environments. Given the lower adjusted NICS checks and market conditions that occurred in the second half of the year, we began to take actions to reduce our reliance on outsourcing in accordance with our strategy. However, since these reduction efforts must be done responsibly with regard to our outsourcing suppliers, we experienced a build-up in inventory as the demand for firearms declined. While inventory levels, both internally and in the distribution channel, in excess of customer demand may negatively impact operating results, it is difficult to forecast the potential impact of distributor inventories on future revenues and income as our operating results are impacted by many factors including news events, political events, and consumer tastes.  Our handgun revenue increased $71.2 million, or 14.7%, over the prior fiscal year primarily due to increased consumer demand for our concealed carry and full-size polymer pistol products, which resulted in increased unit shipments of our pistol products into our sporting goods distribution channel. The principal products in demand in our handgun category included our second generation M&P branded full-size polymer pistol, small concealed carry polymer pistols, our Smith & Wesson branded sport series pistols, and revolvers. Long gun revenue increased $52.0 million, or 40.8%, over the prior fiscal year as a result of increased demand from our sporting goods distribution channel, as supported by market share gains driven by a shift in consumer demand toward modern sporting rifles. The principal product in demand in our long gun category was our M&P branded sport model modern sporting rifle. Other products and services revenue were relatively flat compared with the prior fiscal year. New firearm products represented 27.2% of firearm revenue for fiscal 2017 and included our second generation M&P branded polymer pistol and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue for fiscal 2017 compared with the prior fiscal year by 60 basis points while increases in the number of units sold impacted firearm revenue by 19.4%.

Our Outdoor Products & Accessories segment net sales increased 83.8% compared with the prior fiscal year, primarily because of the 2017 Acquisitions in this segment during fiscal 2017. The 2017 Acquisitions generated revenue of $61.1 million subsequent to their respective acquisition dates and represented 6.8% of total net sales for fiscal 2017 and 47.0% of Outdoor Products & Accessories net sales. Excluding acquisitions, organic revenue in Outdoor Products & Accessories segment declined 2.5%, primarily driven by reduced shipments to two key internet retailers that we believe were negatively impacted by inventory reduction initiatives and order timing. However, the out-the-door consumer sales by those retailers of our outdoor products and accessories increased over last fiscal year.

Our Firearms segment order backlog as of April 30, 2017 was $96.4 million, a decline of $208.0 million from the end of fiscal 2016 primarily due to lower demand later in the fiscal year and an increase in distributor inventory. Our Outdoor Products & Accessories segment order backlog as of April 30, 2017 was $12.5 million, or $5.9 million higher than at the end of fiscal 2016. Of that increase, $1.6 million was organic and the remainder is a result of the 2017 Acquisitions. We allow orders received that have not yet shipped to be cancelled, with cancellations being more likely in periods following surges in demand. Therefore, our backlog may not be indicative of future sales.

Our handgun shipments into the sporting goods distribution channel increased 20.1%, primarily as a result of the increased demand for conceal carry and our second generation full-size polymer pistols, while revenue for handguns increased 14.7% over the prior fiscal year. Our long gun unit shipments into the sporting goods distribution channel increased 34.8% over the prior fiscal year, primarily because of increased orders for our lower price point M&P Sport rifles, while revenue for long guns increased 40.8% over the prior fiscal year. The higher unit rate for our handguns and long guns occurred as a result of increased shipments of promotional products. In our professional channel, unit shipments were higher than the prior fiscal year primarily because of increased M&P modern sporting rifle sales to law enforcement agencies and distributors as well as higher international shipments to Canada and France.

Fiscal 2016 Net Sales Compared with Fiscal 2015

Net sales in our Firearm segment for fiscal 2016 increased 22.8% over fiscal 2015 driven primarily by the ongoing increased consumer interest in firearms that has occurred over the past several years, as reflected by higher NICS, as well as the impact of news events and the political environment impacting the second half of fiscal 2016. We also believe that new products, product line extensions for our M&P branded products, specifically our small concealed carry polymer pistols, and annual promotional programs during this period helped to stimulate demand for our products. This increased consumer demand resulted in reduced overall firearm inventory at distribution channels despite increased shipments of the majority of our products into the sporting goods distribution channel. We were able to address the increased demand during the second half of fiscal 2016 because we had built finished goods inventory during the slower summer months and were able to ramp production and outsourcing as well as shift production to better match our output to those products most in demand. Our handgun revenue increased $89.9 million, or 22.7%, over fiscal 2015 primarily due to increased consumer demand for concealed carry products, which resulted in increased unit shipments of our small concealed carry polymer pistols into our sporting goods distribution channel. The principal handgun products in highest demand included lower price point full-size polymer pistols, small concealed carry polymer pistols, and revolvers. Long gun revenue increased $37.4 million, or 41.5%, over fiscal 2015 as a result of the introduction of a new lower price point modern sporting rifle, increased demand in the sporting goods channel, as supported by increased NICS checks for long guns, and increased market share as supported by dealer and distributor data. The principal long gun products in demand were certain of our lower price point modern sporting rifles and bolt action hunting rifles. Other products and services revenue were flat compared with fiscal 2015. New products represented 19.2% of firearm revenue for fiscal 2016 and included our Smith & Wesson branded sport series target pistol, our M&P branded sport model modern sporting rifle, a new Performance Center M&P branded ported concealed carry pistol, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearm revenue for fiscal 2016 compared with fiscal 2015 by 30 basis points while increases in the number of units sold impacted firearm revenue by 23.5%.  Our Outdoor Products & Accessories segment revenue was $70.8 million, an increase of $50.2 million over revenue of $20.6 million for fiscal 2015 because fiscal 2015 had only 19 weeks of revenue for BTI following the BTI Acquisition in December 2014.

Although revenue for handguns increased 22.7%, our handgun unit shipments into the sporting goods distribution channel increased 31.7% over fiscal 2015 as a result of increased shipments of promotional products that lowered our average selling price. Our long gun unit shipments into the sporting goods distribution channel increased 51.8% over fiscal 2015, primarily driven by increased demand on two key products: our lower price point M&P Sport rifle and our Thompson/Center bolt action hunting rifle. In our professional channel, unit shipments were lower than fiscal 2015 because of lower M&P pistol sales to law enforcement agencies as well as lower international shipments to Canada, Italy, and Thailand as a result of economic conditions and delayed export licenses.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change	2015
Cost of sales	$527,916	$429,096	$98,820	23.0%	$356,936
Gross profit	$375,272	$293,812	$81,460	27.7%	$194,926
% of net sales (gross margin)	41.5%	40.6%			35.3%

Firearms Segment	2017	2016	$ Change	% Change	2015
Cost of sales	$458,392	$391,942	$66,450	17.0%	$342,663
Gross profit	$314,605	$260,123	$54,482	20.9%	$188,559
% of net sales (gross margin)	40.7%	39.9%			35.5%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change	2015
Cost of sales	$69,524	$37,154	$32,370	87.1%	$14,273
Gross profit	$60,668	$33,689	$26,979	80.1%	$6,367
% of net sales (gross margin)	46.6%	47.6%			30.8%

Fiscal 2017 Cost of Sales and Gross Profit Compared with Fiscal 2016

Gross margin for fiscal 2017 increased by 90 basis points over the prior fiscal year. Our Firearms segment gross margin increased 80 basis points, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 3.5% favorable impact on total company gross margin. In addition, price increases, reduced warranty expense for changes in provisions on prior year product recall reserves, favorable purchase price variances, and other inventory adjustments had an aggregate 1.3% favorable impact on total gross margin. Those increases were partially offset by higher manufacturing spending relative to revenue and additional expense recorded as a result of promotional product discounts but contributed to our improved sales volumes and favorable absorption, which combined yielded a 4.3% unfavorable impact on total gross margin.

Our Outdoor Products & Accessories segment gross margin for fiscal 2017 included $4.7 million of additional cost of goods sold for acquisition-related amortization as a result of the 2017 Acquisitions, which had a 3.6% negative impact on gross margin for that segment. Excluding those acquisition-related costs, the 2.6% increase was due to the aggregate gross margins of the newly acquired businesses which have historically been higher than the organic gross margins in the outdoor products and accessories business.

Fiscal 2016 Cost of Sales and Gross Profit Compared with Fiscal 2015

Gross margin for fiscal 2016 increased by 5.3% over fiscal 2015, primarily because of increased production volumes and improved manufacturing fixed-cost absorption, which had an aggregate 6.5% favorable impact. The increased production volume and favorable manufacturing fixed-cost absorption were partially offset by higher manufacturing spending relative to sales volumes and additional expense recorded as a result of promotional product discounts that, when combined, yielded a 3.1% reduction to gross margin, but contributed to our improved production volumes and favorable absorption. In addition, we recorded inventory adjustments that resulted in a favorable impact on gross margin by 50 basis points. Gross margin for our Outdoor Products & Accessories segment favorably impacted total company gross margin by 70 basis points for fiscal 2016 in spite of sales of Thompson/Center accessories that were transitioned into our Outdoor Products & Accessories segment in fiscal 2016 that generally have lower gross margins. Gross profit of our Outdoor Products & Accessories segment for fiscal 2015 included $4.2 million of increased cost of goods sold from the fair value step-up in inventory as a result of the BTI Acquisition in fiscal 2015 and negatively impacted gross margin for that segment by 20.1%.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Research and development	$10,238	$10,005	$233	2.3%	$6,943
Selling and marketing	49,338	42,257	7,081	16.8%	36,033
General and administrative	115,757	82,907	32,850	39.6%	62,322
Total operating expenses	$175,333	$135,169	$40,164	29.7%	$105,298
% of net sales	19.4%	18.7%			19.1%

Fiscal 2017 Operating Expenses Compared with Fiscal 2016

Operating expenses increased $40.2 million over the prior fiscal year due to $31.3 million of additional operating expenses related to the 2017 Acquisitions, which included $8.6 million of expenses to support selling and marketing initiatives and $21.8 million of general and administrative expenses. Included in the acquired general and administrative costs was $8.3 million of additional acquired intangible asset amortization expense and $3.8 million of other acquisition-related costs. Organic general and administrative expenses increased as a result of $1.8 million of increased stock compensation expense and $1.6 million of increased profit sharing expense. In addition, fiscal 2016 expenses were reduced by a $1.8 million insurance recovery in the prior year.

Fiscal 2016 Operating Expenses Compared with Fiscal 2015

Research and development expenses increased $3.1 million from fiscal 2015, primarily because of $1.2 million of increased salaries and benefits and management incentive accruals and $732,000 of increased depreciation expense on machinery and equipment for new product development as well as $1.2 million increased expenses largely due to the full versus partial year of BTI. Selling and marketing expenses increased $6.2 million over fiscal 2015 as a result of our accessories division having only 19 weeks of expenses in fiscal 2015 as a result of the timing of our BTI Acquisition. In addition, increases in salary and benefits and management incentive accruals were almost entirely offset by reduced advertising and promotional expenses. Excluding the $11.5 million increase in general and administrative expense impact caused by a full year of BTI expenses subsequent to the December 2014 BTI Acquisition, general and administrative costs increased $9.1 million over fiscal 2015, primarily as a result of a $5.7 million increase in salary and benefits and management incentive accruals, $5.3 million of increased profit sharing accruals, partially offset by $2.6 million of lower professional and acquisition related expenses and a $1.8 million insurance recovery during fiscal 2016 for partial reimbursement of defense costs incurred in prior fiscal years related to a previously resolved matter.

Operating Income from Continuing Operations

The following table sets forth certain information regarding operating income from continuing operations for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Operating income	$199,939	$158,643	$41,296	26.0%	$89,628
% of net sales (operating margin)	22.1%	21.9%			16.9%

Fiscal 2017 Operating Income from Continuing Operations Compared with Fiscal 2016

For fiscal 2017, operating income from continuing operations increased $41.3 million over the prior fiscal year, primarily because of higher sales and production volumes for most of our firearm products and the related operating profit impacts from favorable manufacturing fixed-cost absorption, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased stock compensation expense, increased professional and acquisition-related expenses, increased acquired intangible asset amortization, and increased profit sharing expenses.

Fiscal 2016 Operating Income from Continuing Operations Compared with Fiscal 2015

For fiscal 2016, operating income from continuing operations increased $69.0 million over fiscal 2015, primarily because of higher sales and production volumes for most of our firearm products and the related gross margin impacts as well as the increased sales and margin impacts of owning BTI for a full year, partially offset by increased promotional product expense, higher manufacturing spending relative to revenue, increased profit-related compensation expense, and additional intangible amortization recorded as a result of the BTI Acquisition.

 Interest (Expense)/Income

The following table sets forth certain information regarding interest expense for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Interest (expense)/income	$(8,581)	$(13,528)	$4,947	-36.6%	$(10,935)

Interest expense declined by $4.9 million from the prior fiscal year as a result of refinancing the then-outstanding $100.0 million 5.875% Senior Notes on June 18, 2015 with a $105.0 million floating interest rate Term Loan that has been fixed at 3.31% by entering into an interest rate swap agreement. In connection with the redemption of the 5.875% Senior Notes in the prior fiscal year, we recorded a $2.9 million bond call premium and wrote off $1.7 million of unamortized debt issuance costs during the prior fiscal year.

Interest expense for fiscal 2016 increased by $2.6 million over fiscal 2015, primarily as a result of $2.9 million of Senior Note call premium and the write-off of $1.7 million of unamortized debt issuance costs as described above. The additional expense for the call premium and debt issuance write-off costs was offset by lower interest rate debt subsequent to the Credit Facility restructure.

Income Tax Expense

The following table sets forth certain information regarding income tax expense for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Income tax expense	$63,452	$51,135	$12,317	24.1%	$28,905
% of income from operations (effective tax rate)	33.2%	35.2%		-2.1%

Our fiscal 2017 income tax expense increased $12.3 million over the prior fiscal year because of higher operating profit. The decrease in the effective tax rate from the prior year comparable period was a result of our adoption of the new ASU No. 2016-09 – Compensation – Stock Compensation, which reduced our effective tax rate by 1.7%.

Our income tax expense for fiscal 2016 increased $22.2 million over the prior fiscal year because of higher operating profit, partially offset by a decrease in the effective tax rate. Our effective tax rate for the fiscal year ended April 30, 2016 was 35.24%, which was a decrease of 1.47% from the effective tax rate of 36.71% for the fiscal year ended April 30, 2015, due to a proportionately larger increase in permanent book versus tax differences as well as a reduction in state taxes.

Income from Continuing Operations

The following table sets forth certain information regarding income from continuing operations and the related per share data for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change	2015
Net income	$127,854	$93,958	$33,896	36.1%	$49,827
Net income per share
Basic	$2.29	$1.72	$0.57	33.1%	$0.92
Diluted	$2.25	$1.68	$0.57	33.9%	$0.90

Fiscal 2017 Income from Continuing Operations Compared with Fiscal 2016

Income from continuing operations of $127.9 million for fiscal 2017 was $33.9 million higher than $94.0 million for the prior fiscal year, primarily because of higher revenue and gross margin in our Firearms segment and lower interest expense. Acquisition-related expenses as a result of the 2017 Acquisitions negatively impacted net income per diluted share by $0.20 per share.

Fiscal 2016 Income from Continuing Operations Compared with Fiscal 2015

Income from continuing operations of $94.0 million for fiscal 2016 was $44.1 million higher than $49.9 million for fiscal 2015, primarily because of higher revenue and gross margin as described above combined with a full year of operating results for BTI. In addition, operating expenses were higher in fiscal 2016 because of increased profit sharing and management incentive, partially offset by lower professional and acquisition related expenses. Interest expense was higher in fiscal 2016 as a result of redeeming our 5.875% Senior Notes in exchange for a lower cost term loan. The increased Senior Notes call premium and debt issuance write off costs as a result of retiring our 5.875% Senior Notes as well as additional intangible amortization expense recorded as a result of the BTI Acquisition negatively impacted net income per diluted share by $0.17 per share.

Liquidity and Capital Resources

Our principal cash requirements are to finance the growth of our operations, including capital expenditures and any potential acquisitions, and to service our existing debt. Capital expenditures for enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects represent important cash needs.

The following table sets forth certain cash flow information for the fiscal years ended April 30, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	$ Change	% Change	2015
Operating activities	$123,576	$168,557	$(44,981)	-26.7%	$114,807
Investing activities	(243,742)	(31,992)	(211,750)	-661.9%	(186,057)
Financing activities	(9,564)	12,492	(22,056)	-176.6%	44,612
Total cash flow	$(129,730)	$149,057	$(278,787)	(187.0)%	$(26,638)

Operating Activities

Operating activities represent the principal source of our cash flow.

Cash generated by operating activities in fiscal 2017 was $123.6 million, or $45.0 million lower than in the prior fiscal year. Cash generated by operating activities for fiscal 2017 was favorably impacted by net income of $178.1 million before depreciation and amortization and $21.2 million of increased accrued expenses, primarily because of increased promotional product accruals. This was partially offset by $22.2 million of increased inventory, primarily in firearms, because of a temporary inventory build as a result of a decline in demand in the second half of the year, $40.7 million of increased accounts receivable because of timing of shipments late in the year combined with the addition of a new distributor and promotional shipments with longer credit terms, and $13.7 million of reduced accrued income taxes because of the timing of estimated federal income tax payments.

Cash flows generated by operating activities in fiscal 2016 was $168.6 million, or $53.8 million higher than in fiscal 2015. Cash generated by operating activities for fiscal 2016 was favorably impacted by increased net income of $54.7 million before depreciation and amortization, $13.0 million of increased accounts payable resulting from longer terms with certain suppliers as well as timing of inventory purchases, $11.2 million of higher payroll accruals because of increased management incentive accruals, and $5.3 million of higher profit sharing accruals because of higher operating profit, partially offset by $2.3 million of increased accounts receivable related to the timing of firearm sales.

Investing Activities

Cash used in investing activities was $243.7 million, or $211.8 million higher than in the prior fiscal year, primarily because of $211.1 million of payments for the 2017 Acquisitions. We also recorded capital expenditures of $34.9 million in fiscal 2017, an increase of $5.4 million over the prior fiscal year. As noted above, major capital expenditures in fiscal 2017 primarily related to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects, including the completed implementation of SAP, an enterprise resource planning system, at our Columbia, Missouri location.

Cash used in investing activities was $32.0 million, or $154.1 million lower for fiscal 2016 compared with fiscal 2015, primarily because of the $159.2 million of payments made for acquisitions in fiscal 2015 compared with $1.2 million in fiscal 2016. Slightly offsetting the impact of acquisitions was an increase in cash used for deposits on machinery in fiscal 2016 of $2.6 million compared with fiscal 2015. In addition, we recorded capital spending of $29.5 million, an increase of $1.3 million compared with fiscal 2015.

Financing Activities

Cash used in financing activities was $9.6 million, or $22.1 million lower than cash provided by financing activities of $12.5 million in the prior fiscal year. Cash used in financing activities in fiscal 2017 was primarily a result of principal payments on our Term Loan, the completion of our $50.0 million authorized stock repurchase program, and payments of employee withholding tax related to the vesting of restricted stock units offset by $50.0 million of borrowings on our Line of Credit.

Cash provided by financing activities was $12.5 million, or $32.1 million lower for fiscal 2016 compared with the fiscal 2015. Cash provided by financing activities in fiscal 2016 was primarily impacted by receiving $11.3 million of proceeds from the exercise of stock options to acquire our common stock. The $105.0 million of borrowings on our new Term Loan was entirely offset by the retirement of the $100.0 million outstanding principal balance of 5.875% Senior Notes in June 2015 and subsequent quarterly payments on the Term Loan totaling $4.7 million. We paid $1.0 million of debt issuance costs related to the Credit Agreement as discussed below.

During the past three fiscal years, our board of directors authorized, subject to certain conditions, the repurchase of $130.0 million of our common stock through multiple stock repurchase programs in the open market or in privately negotiated transactions, of which $50.0 million remained authorized to repurchase, as of April 30, 2017. Since fiscal 2015, we repurchased 4.7 million shares of our common stock in the open market for $80.0 million utilizing a combination of cash on hand and borrowings under our Line of Credit.

On June 15, 2015, we entered into a Credit Agreement, which provides for a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. We had no borrowings on our Revolving Line and $94.0 million outstanding on our Term Loan as of April 30, 2017. We used the proceeds from the Term Loan to redeem the entire $100.0 million outstanding principal balance of our then outstanding 5.875% Senior Notes, plus accrued and unpaid interest to the redemption date, in June 2015. See Note 5 – Notes and Loans Payable and Financing Arrangements in the notes to the consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the credit facility are expected to be used for general corporate purposes.

On June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering $105.0 million of floating rate debt under the Term Loan. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). The notional amount of the interest rate swap was $105.0 million and had an aggregate fair value of $571,000 as of April 30, 2017. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of January 31, 2016, effectively fixed our interest rate on the Term Loan, subject to change based on changes in our consolidated leverage ratio. As of April 30, 2017, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On October 27, 2016, we entered into a second amendment to our existing credit agreement with our lenders to expand our unsecured Revolving Line to $350.0 million with an option to increase the credit commitment for an additional $150.0 million and extended the maturity of the Revolving Line to October 27, 2021. We had $50.0 million of borrowings on our Revolving Line as of April 30, 2017. Other than the changes described in the amendment, we remain subject to the terms of the Credit Agreement, as amended. We incurred $525,000 in debt issuance costs related to this amendment.

In fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture, and collectively with the indenture governing the 5.875% Senior Notes, the Senior Notes

Indentures, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015.

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

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of April 30, 2017.

At April 30, 2017, we had $61.6 million in cash and cash equivalents on hand.

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

Inflation

We do not believe that inflation had a material impact on us during fiscal 2017, 2016, or 2015.

Critical Accounting Policies

Revenue Recognition

For our firearm and outdoor products and accessories products, we recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were recorded in fiscal 2017, 2016, or 2015 based on the review of long-lived tangible and intangible assets.

In accordance with Accounting Standards Codification, or ASC, 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating unit to their carrying amounts, including intangible assets with indefinite lives, to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate our operations in two reporting segments: Firearms and Outdoor Products & Accessories. Our Firearms reporting segment is also one operating segment while our Outdoor Products & Accessories reporting segment has two operating segments: Accessories and Electro-Optics and have been aggregated into one reporting segment. As of April 30, 2017, we have recorded $169.0 million of goodwill.

We estimate the fair value of our Firearms, Accessories, and Electro-Optics operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally-developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the reporting unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. As our valuation date, our Firearms operating unit had $13.8 million of goodwill and its fair value significantly exceeded its carrying value. Our Accessories operating segment had $109.9 million of goodwill and its fair value exceeded its carrying value by approximately 16%. Our Electro-Optics operating unit had $45.3 million of goodwill and its fair value exceeded its carrying value by 11%. Although we have concluded that there is no impairment on the goodwill associated with our operating units as of April 30, 2017, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. The foregoing assumptions could deviate materially from actual results.

Inventories

We value inventories at the lower of cost, using the first-in, first-out, or FIFO, method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Warranty

We generally provide a limited one year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one year or limited lifetime warranty program to the original purchaser of most of our accessories products and we will repair or replace any of our electro-optics products or parts found to be defective under normal use and service with an item of equivalent value, at our option, without charge during the warranty period. We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements is discussed in Note 3 to our consolidated financial statements, which is incorporated herein by reference.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of April 30, 2017 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$231,650	$12,861	$143,421	$75,369	$—
Capital lease obligation	1,276	1,040	99	99	37
Operating lease obligations	15,268	3,415	5,106	3,999	2,748
Purchase obligations	71,223	71,223	—	—	—
Total obligations	$319,417	$88,539	$148,626	$79,467	$2,785

During fiscal 2016, we entered into our credit facility, which consisted of a $175.0 million Revolving Line and a $105.0 million Term Loan, which both mature on June 15, 2020. During fiscal 2017, we entered into a second amendment to our existing credit agreement with our lenders to expand our unsecured Revolving Line to $350.0 million with an option to increase the credit commitment for an additional $150.0 million and extended the maturity of the Revolving Line to October 27, 2021. We had $50.0 million of borrowings on our Revolving Line as of April 30, 2017. We used the proceeds from the Term Loan to redeem the then outstanding $100.0 million principal balance of our 5.875% Senior Notes, plus accrued interest and unpaid interest to the redemption date, in June 2015. Included in the above long-term debt obligation is $8.1 million of contractually obligated interest payments pertaining to the $94.0 million remaining balance of our Term Loan, which represents interest payments through July 15, 2020.

During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes to various institutional investors. Included in the above long-term debt obligation is $4.5 million of contractually obligated interest payments pertaining to the $75.0 million remaining balance of our 5.000% Senior Notes, which represents interest payments through July 15, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We do not enter into any market risk sensitive instruments for trading purposes. Our principal market risk relates to the variable interest rate associated with our Credit Agreement, which consists of a $350.0 million revolving line of credit and a $105.0 million Term Loan, that bear interest at a variable rate equal to LIBOR or prime, at our election, plus an applicable margin based on our consolidated leverage ratio. As of April 30, 2017, there were $50.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.49%, equal to the LIBOR rate plus an applicable margin. We were required to obtain fixed interest rate protection covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan at 3.06%, which is subject to change based on our consolidated leverage ratio.

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

Item 9A. Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2017, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of American Outdoor Brands Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2017. Our evaluation of the effectiveness of the design and operation of our internal controls and procedures excluded our acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and Ultimate Survival Technologies, Inc., referred to as the 2017 Acquisitions. As of and for the year ended April 30, 2017, the 2017 Acquisitions constituted 6.8% of net sales and 29.4% of total assets in our consolidated financial statement amounts. In accordance with guidance issued by the SEC, we are allowed to exclude acquisitions from our assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017 as stated in their report dated June 29, 2017, on page F-2 of this Annual Report on Form 10-K.

/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers” of this report.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts for the years ended April 30, 2017, 2016, and 2015 is set forth on page F-37 of this report.

(b) Exhibits

Exhibit Number	Exhibit

2.9	Stock Purchase and Sale Agreement, dated November 25, 2014, by and among the Registrant, Clearview Battenfeld Acquisition Company LLC, and the Members named therein(1)

2.10	Asset Purchase Agreement, dated July 15, 2016, by and among BTI Tools, LLC, Taylor Brands, LLC, and the Members named therein (2)

2.11	Asset Purchase Agreement, dated July 25, 2016, by and among Smith & Wesson Holding Corporation and Crimson Trace Holdings, LLC (3)

3.3(b)	Amended and Restated Bylaws (4)

3.3(c)	Amendment to the Amended and Restated Bylaws (5)

3.4	Second Amended and Restated Articles of Incorporation (6)

3.9(a)	Certificate of Withdrawal of Certificate of Designation(7)

4.1	Form of Common Stock Certificate(8)

4.30	Indenture, dated as of June 17, 2014, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(9)

4.30(a)	First Supplemental Indenture, dated as of June 26, 2014, among the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee(10)

10.24(a)*	Amended and Restated 2004 Incentive Stock Plan(11)

10.28*	Amendments to 2004 Incentive Stock Plan(12)

10.51*	Agreement with Respect to Defense of Smith & Wesson: Firearms Litigation, dated as of November 11, 2004(13)

10.56*	Form of Restricted Stock Unit Award Agreement to the 2004 Incentive Stock Plan(14)

10.72*

Form of Indemnity Agreement entered into with the following directors and executive officers: As of June 29, 2009 with Barry M. Monheit, Michael F. Golden, Robert L. Scott, John B. Furman, Mitch A. Saltz, I. Marie Wadecki, and Jeffrey D. Buchanan; as of November 2009 with P. James Debney; as of July 2011 with Robert H. Brust; as of December 14, 2011 with Mark P. Smith; and as of April 24, 2013 with Robert J. Cicero(15)

10.83(a)*	Amended and Restated Severance and Change in Control Agreement, executed December 8, 2011 as of January 3, 2011, by and between the Registrant and Jeffrey D. Buchanan(16)

10.91(a)*	Amended and Restated Employment Agreement, executed December 8, 2011 as of September 26, 2011, between P. James Debney and Smith & Wesson Holding Corporation(16)

Exhibit Number	Exhibit

10.95*	Letter of Amendment, dated September 9, 2011, between Jeffrey D. Buchanan and the Registrant(16)

10.96*	Letter of Amendment, dated September 9, 2011, between P. James Debney and Smith & Wesson Holding Corporation(16)

10.98*	Form of Non-Qualified Stock Option Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(16)

10.99*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan(16)

10.100*	Amended and Restated 2011 Employee Stock Purchase Plan(17)

10.101*	Form of Performance-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(17)

10.102*	Form of Time-Based Restricted Stock Unit Award Grant Notice and Agreement to the 2004 Incentive Stock Plan for awards made beginning in April 2012(17)

10.104

Credit Agreement, dated as of August 15, 2014, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the Guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, and TD Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, including all exhibits thereto(18)

10.104(a)

First Amendment to Credit Agreement, dated as of November 25, 2014,  by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent and Swingline Lender(1)

10.104(b)

Second Amendment to Credit Agreement, dated as of April 13, 2015, by and among the Registrant, Smith & Wesson Corp., the guarantors, the lenders, and TD Bank, N.A. as Administrative Agent and Swingline Lender(19)

10.106

Master Letter of Credit Agreement, dated as of August 15, 2014, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp., as modified by the letter agreement, dated as of August 15, 2014, addressed to the Registrant and its Subsidiaries from T.D. Bank, N.A.(18)

10.106(a)	First Amendment to Master Letter of Credit Agreement, dated as of June 15, 2015, between TD Bank, N.A. and the Registrant and Smith & Wesson Corp.(20)

10.107*	Smith & Wesson Holding Corporation Executive Severance Pay Plan(21)

10.108	Adoption Agreement to the Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan(22)

10.109*	Smith & Wesson Nonqualified Supplemental Deferred Compensation Plan Document(22)

10.110*	2013 Incentive Stock Plan(23)

10.111*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2014 Incentive Stock Plan for awards made beginning in April 2014(24)

10.111(a)*	Form of Restricted Stock Unit Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in September 2014(20)

10.111(b)*	Form of Restricted Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(20)

10.112*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2014(24)

Exhibit Number	Exhibit
10.112(a)*	Form of Performance Stock Unit Award Grant Notice and Agreement to the 2013 Incentive Stock Plan for awards made beginning in April 2015(20)

10.113

Credit Agreement, dated as of June 15, 2015, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents, including all exhibits thereto(20)

10.113(a)

Second Amendment to Credit Agreement, dated as of October 27, 2016, among the Registrant and Smith & Wesson Corp., as Borrowers, the Subsidiaries of the Borrowers party thereto, as the guarantors, TD Bank, N.A., as the Administrative Agent, the other lenders party thereto from time to time, TD Securities (USA) LLC, Branch Banking and Trust Company, Regions Business Capital, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Branch Banking and Trust Company, Regions Bank, and Wells Fargo Securities, LLC, as Co-Syndication Agents(25)

16	Letter of BDO USA, LLP to the Securities and Exchange Commission dated June 25, 2014(26)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory arrangement.
**

An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, of portions of this exhibit. These portions have been omitted from this exhibit.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on November 26, 2014.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 18, 2016.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on July 26, 2016.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 20, 2015.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 21, 2016.
(6)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 2, 2017.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 1, 2013.
(8)	Incorporated by reference to the Registrant’s Form S-3 (No. 333-136842) filed with the SEC on August 23, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K/A filed with the SEC on June 17, 2013.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2013.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on September 28, 2011.
(12)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on August 14, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on March 10, 2005.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(15)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 30, 2009.
(16)	Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on December 8, 2011.
(17)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 28, 2012.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on August 19, 2013.
(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 15, 2015.
(20)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 22, 2015.
(21)	Incorporated by reference to the Registrant’s Amendment No.2 to Schedule TO filed with the SEC on July 10, 2013.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on December 20, 2013.
(23)	Incorporated by reference to the Registrant’s Form S-8 filed with the SEC on December 20, 2013.
(24)	Incorporated by reference to the Registrant’s Form 10-K filed with the SEC on June 19, 2014.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2016.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on June 26, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION

/s/ P. James Debney
P. James Debney President and Chief Executive Officer

Date: June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ P. James Debney	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 29, 2017
P. James Debney

/s/ Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer (Principal Accounting and Financial Officer)	June 29, 2017
Jeffrey D. Buchanan

/s/ Barry M. Monheit	Chairman of the Board	June 29, 2017
Barry M. Monheit

/s/ Robert L. Scott	Vice Chairman of the Board	June 29, 2017
Robert L. Scott

/s/ Robert H. Brust	Director	June 29, 2017
Robert H. Brust

/s/ John B. Furman	Director	June 29, 2017
John B. Furman

/s/ Gregory J. Gluchowski, Jr.	Director	June 29, 2017
Gregory J. Gluchowski, Jr.

/s/ Michael F. Golden	Director	June 29, 2017
Michael F. Golden

/s/ Mitchell A. Saltz	Director	June 29, 2017
Mitchell A. Saltz

/s/ I. Marie Wadecki	Director	June 29, 2017
I. Marie Wadecki

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American Outdoor Brands Corporation

Springfield, Massachusetts

We have audited the accompanying consolidated balance sheets of American Outdoor Brands Corporation and subsidiaries (the "Company") as of April 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over the businesses acquired in fiscal 2017 (the “2017 Acquisitions”) described in Note 2 to the consolidated financial statements. As of and for the year ended April 30, 2017, the 2017 Acquisitions constituted 6.8% of net sales and 29.4% of total assets in the consolidated financial statement amounts. Accordingly, our audit did not include the internal control over financial reporting for the 2017 Acquisitions. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Outdoor Brands Corporation and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

June 29, 2017

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of:
	April 30, 2017	April 30, 2016
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,549	$191,279
Accounts receivable, net of allowance for doubtful accounts of $598 on April 30, 2017 and $680 on April 30, 2016	108,444	57,792
Inventories	131,682	77,789
Prepaid expenses and other current assets	6,123	4,307
Income tax receivable	10,643	2,064
Total current assets	318,441	333,231
Property, plant, and equipment, net	149,685	135,405
Intangibles, net	141,317	62,924
Goodwill	169,017	76,357
Other assets	9,576	11,586
	$788,036	$619,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,447	$45,513
Accrued expenses	51,686	28,447
Accrued payroll and incentives	21,174	18,784
Accrued income taxes	726	5,960
Accrued profit sharing	13,004	11,459
Accrued warranty	4,908	6,129
Current portion of notes payable	6,300	6,300
Total current liabilities	151,245	122,592
Deferred income taxes	25,620	12,161
Notes and loans payable, net of current portion	210,657	166,564
Other non-current liabilities	7,352	10,370
Total liabilities	394,874	311,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,017,288 shares issued and 53,850,426 shares outstanding on April 30, 2017 and 71,558,633 shares issued and 55,996,011 shares outstanding on April 30, 2016	72	72
Additional paid-in capital	245,865	239,505
Retained earnings	369,164	241,310
Accumulated other comprehensive income/(loss)	436	(748)
Treasury stock, at cost (18,166,862 shares on April 30, 2017 and 15,562,622 shares on April 30, 2016)	(222,375)	(172,323)
Total stockholders’ equity	393,162	307,816
	$788,036	$619,503

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended April 30,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$903,188	$722,908	$551,862
Cost of sales	527,916	429,096	356,936
Gross profit	375,272	293,812	194,926
Operating expenses:
Research and development	10,238	10,005	6,943
Selling and marketing	49,338	42,257	36,033
General and administrative	115,757	82,907	62,322
Total operating expenses	175,333	135,169	105,298
Operating income	199,939	158,643	89,628
Other (expense)/income, net:
Other expense, net	(52)	(22)	39
Interest expense, net	(8,581)	(13,528)	(10,935)
Total other (expense)/income, net	(8,633)	(13,550)	(10,896)
Income from continuing operations before income taxes	191,306	145,093	78,732
Income tax expense	63,452	51,135	28,905
Income from continuing operations	127,854	93,958	49,827
Discontinued operations:
Loss from operations of discontinued security solutions division	—	—	(297)
Income tax benefit	—	—	(83)
Loss from discontinued operations	—	—	(214)
Net income	127,854	93,958	49,613
Comprehensive income/(loss):
Change in unrealized income/(loss) on interest rate swap	1,860	(1,289)	—
Other comprehensive income/(loss), before income taxes	1,860	(1,289)	—
Income tax (expense)/benefit on other comprehensive income/(loss)	(676)	468	—
Other comprehensive income/(loss), net of tax	1,184	(821)	—
Comprehensive income	$129,038	$93,137	$49,613
Net income per share:
Basic - continuing operations	$2.29	$1.72	$0.92
Basic - total	$2.29	$1.72	$0.92
Diluted - continuing operations	$2.25	$1.68	$0.90
Diluted - total	$2.25	$1.68	$0.90
Weighted average number of common shares outstanding:
Basic	55,930	54,765	53,988
Diluted	56,891	55,965	55,228

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2014	68,810	$69	$211,225	$97,739	$73	13,458	$(142,283)	$166,823
Exercise of employee stock options	366	1	1,813	—	—	—	—	1,814
Repurchase of common stock	—	—	—	—	—	2,105	(30,040)	(30,040)
Stock-based compensation	—	—	5,808	—	—	—	—	5,808
Excess tax benefit for stock-based compensation	—	—	771	—	—	—	—	771
Shares issued under employee stock purchase plan	163	—	1,289	—	—	—	—	1,289
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(1,708)	—	—	—	—	(1,708)
Net income	—	—	—	49,613	—	—	—	49,613
Balance at April 30, 2015	69,625	70	219,198	147,352	73	15,563	(172,323)	194,370
Proceeds from exercise of employee stock options	1,490	2	9,568	—	—	—	—	9,570
Stock-based compensation	—	—	6,472	—	—	—	—	6,472
Excess tax benefit for stock-based compensation	—	—	5,218	—	—	—	—	5,218
Shares issued under employee stock purchase plan	158	—	1,695	—	—	—	—	1,695
Change in unrealized loss on interest rate swap, net of tax effect	—	—	—	—	(821)	—	—	(821)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	286	—	(2,646)	—	—	—	—	(2,646)
Net income	—	—	—	93,958	—	—	—	93,958
Balance at April 30, 2016	71,559	72	239,505	241,310	(748)	15,563	(172,323)	307,816
Proceeds from exercise of employee stock options	54	—	193	—	—	—	—	193
Repurchase of common stock	—	—	—	—	—	2,604	(50,052)	(50,052)
Stock-based compensation	—	—	8,590	—	—	—	—	8,590
Shares issued under employee stock purchase plan	144	—	2,249	—	—	—	—	2,249
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	1,184	—	—	1,184
Issuance of common stock under restricted stock unit awards, net of shares surrendered	260	—	(4,672)	—	—	—	—	(4,672)
Net income	—	—	—	127,854	—	—	—	127,854
Balance at April 30, 2017	72,017	$72	$245,865	$369,164	$436	18,167	$(222,375)	$393,162

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$127,854	$93,958	$49,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,213	41,237	30,893
Loss on sale/disposition of assets	99	256	267
Provision for losses on notes and accounts receivable	1,546	511	122
Deferred income taxes	(7,840)	(4,448)	2,341
Stock-based compensation expense	8,590	6,472	5,808
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	(40,709)	(2,254)	10,983
Inventories	(22,171)	(804)	25,662
Prepaid expenses and other current assets	(1,619)	1,999	(569)
Income taxes	(13,745)	(328)	8,965
Accounts payable	1,233	13,048	(7,345)
Accrued payroll and incentives	988	11,228	(9,525)
Accrued profit sharing	1,545	5,294	(4,895)
Accrued expenses	21,238	3,929	1,361
Accrued warranty	(1,415)	(275)	891
Other assets	1,029	(237)	(348)
Other non-current liabilities	(3,260)	(1,029)	583
Net cash provided by operating activities	123,576	168,557	114,807
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(211,069)	(1,220)	(159,242)
Refunds/(deposits) on machinery and equipment	2,776	(1,128)	1,431
Receipts from note receivable	65	84	81
Payments to acquire patents and software	(638)	(315)	(392)
Proceeds from sale of property and equipment	—	61	264
Payments to acquire property and equipment	(34,876)	(29,474)	(28,199)
Net cash used in investing activities	(243,742)	(31,992)	(186,057)
Cash flows from financing activities:
Proceeds from loans and notes payable	100,000	105,000	175,000
Cash paid for debt issuance costs	(525)	(1,024)	(2,558)
Payments on capital lease obligation	(558)	(596)	(596)
Payments on notes payable	(56,300)	(104,725)	(100,000)
Proceeds from Economic Development Incentive Program	101	—	640
Payments to acquire treasury stock	(50,052)	—	(30,040)
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	2,442	11,265	3,103
Payment of employee withholding tax related to restricted stock units	(4,672)	(2,646)	(1,708)
Excess tax benefit of stock-based compensation	—	5,218	771
Net cash (used in)/provided by financing activities	(9,564)	12,492	44,612
Net increase/(decrease) in cash and cash equivalents	(129,730)	149,057	(26,638)
Cash and cash equivalents, beginning of period	191,279	42,222	68,860
Cash and cash equivalents, end of period	$61,549	$191,279	$42,222
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,650	$13,007	$8,617
Income taxes	85,216	50,924	16,926

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Years Ended April 30,
	2017	2016	2015
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,474	$2,005	$—
Change in fair value of interest rate swap	1,860	—	—
Contingent consideration	1,700	—	—
	$6,034	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statement

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Organization — We are a leading manufacturer, designer, and provider of consumer products for the shooting, hunting, and rugged outdoor enthusiast. We are one of the largest manufacturers of handguns, modern sporting rifles, and handcuffs in the United States and an active participant in the hunting rifle market. We are also a leading provider of shooting, hunting, and rugged outdoor products and accessories, including knives and cutting tools, sighting lasers, shooting supplies, tree saws, and survival gear.

In fiscal 2017, we changed our name from Smith & Wesson Holding Corporation to American Outdoor Brands Corporation to better reflect our expanding strategic focus on the growing markets for shooting, hunting, and rugged outdoor enthusiasts. We believe that the name ”American Outdoor Brands Corporation” better reflects our family of brands, our broad range of product offerings, and our plan to continue building upon our portfolio of strong American brands. We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our Accessories segment.

In our Firearms segment, which operates under the Smith & Wesson name, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, and firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut. We also sell our manufacturing services to other businesses under our Smith & Wesson and Deep River Plastics brands.

In our Outdoor Products & Accessories segment, which currently operates under the names of Battenfeld Technologies, Inc., or BTI, BTI Tools, Ultimate Survival Technologies, or UST, and Crimson Trace, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies, high-quality stainless steel cutting tools and accessories, flashlights, tree saws and related trimming accessories, shooting supplies, rests, and other related accessories, apparel, vault accessories, laser grips and laser sights, and a full range of products for survival and emergency preparedness. In our Outdoor Products & Accessories segment, we sell our products under the Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, UST, and KeyGear brands. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; Kingsport, Tennessee; and Jacksonville, Florida.

During fiscal 2015, we acquired substantially all of the net assets of Tri-Town Precision Plastics, Inc., or TTPP, which we refer to as the DRP Acquisition, and we acquired all of the issued and outstanding stock of Battenfeld Acquisition Company Inc., including its wholly owned subsidiary, Battenfeld Technologies, Inc., or BTI, which we refer to as the BTI Acquisition. See Note 2 – Acquisitions below for more information regarding these transactions.

During fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC as well as Ultimate Survival Technologies, Inc., and we acquired all of the issued and outstanding stock of Crimson Trace Corporation,  which we refer to collectively as the 2017 Acquisitions. See Note 2 – Acquisitions below for more information regarding these transactions.

These acquisitions have been accounted for in accordance with ASC 805-20, Business Combinations, and accordingly, the results of operations from the acquired businesses have been included in our consolidated financial statements following the acquisition dates.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based in Columbia, Missouri, BTI develops, produces, and delivers innovative, high-quality hunting and shooting accessories under several brands.

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

The following table reflects the unaudited pro forma results of operations assuming that the BTI Acquisition had occurred on May 1, 2013 (in thousands, except per share data):

For the Year
Ended
April 30, 2015
Net sales	$582,875
Income from continuing operations	53,388
Net income per share - diluted	0.97

The unaudited pro forma income from continuing operations for the year ended April 30, 2015 has been adjusted to reflect increased amortization of intangibles as if the BTI Acquisition had occurred on May 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the BTI Acquisition occurred as of May 1, 2013 or the results that may be achieved in future periods.

2017 Acquisitions

In fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC and Ultimate Survival Technologies Inc., as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of Ultimate Survival Technologies, Inc., up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent liability was established in accordance with ASC 805 — Business Combinations. As of April 30, 2017, the contingent liability was recorded at a fair value of $1.7 million, of which, $900,000 was recorded as a current

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability. Taylor Brands, LLC, based in Kingsport, Tennessee, now operating as BTI Tools, LLC, is a designer and distributor of high-quality knives, specialty tools, and accessories and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as UST, LLC, is a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starter kits, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products.

We are finalizing the valuations of the assets acquired and liabilities assumed related to the 2017 Acquisitions. Therefore, the fair values set forth herein are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The 2017 Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including the significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets and the related tax impacts of any changes made. During the year ended April 30, 2017, we decreased goodwill by $141,000 primarily as a result of inventory valuation adjustments and accounts receivable allowance valuations relating to the Taylor Brands, LLC and Crimson Trace Corporation acquisitions.

The following table summarizes the estimated preliminary allocation of the purchase price for the 2017 Acquisitions (in thousands):

	2017 Acquisitions	Measurement
	(As Initially	Period	2017 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$11,635	$(145)	$11,490
Inventories	31,269	453	31,722
Income tax receivable	—	68	68
Other current assets	430	(132)	298
Property, plant, and equipment	8,232	—	8,232
Intangibles	97,850	—	97,850
Goodwill	92,801	(141)	92,660
Total assets acquired	242,217	103	242,320
Accounts payable	6,214	18	6,232
Accrued expenses	973	128	1,101
Accrued payroll	1,500	(98)	1,402
Accrued income taxes	6	(6)	—
Accrued warranty	98	96	194
Deferred income taxes	20,658	(35)	20,623
Total liabilities assumed	29,449	103	29,552
	$212,768	$—	$212,768

Included in general and administrative costs are $3.8 million of acquisition-related costs incurred for the 2017 Acquisitions during the year ended April 30, 2017. The 2017 Acquisitions generated $61.1 million of revenue during the year ended April 30, 2017.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that we acquire. We amortize order backlog over the estimated life during which the backlog is fulfilled. The following are the identifiable intangible assets acquired (in thousands) in the 2017 Acquisitions and their respective weighted average lives:

		Weighted Average
	Amount	Life (In years)
Developed technology	$3,000	4.1
Customer relationships	76,600	5.1
Trade names	17,000	4.8
Order backlog	1,150	0.3
Non-competition agreement	100	3.4
	$97,850

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Year	For the Year
	Ended	Ended
	April 30, 2017	April 30, 2016
Net sales	$934,247	$816,699
Income from continuing operations	195,295	151,258
Net income per share - diluted	2.30	1.80

The unaudited pro forma income from operations for the years ended April 30, 2017 and 2016 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog incurred as if the 2017 Acquisitions had occurred on May 1, 2015. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the 2017 Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

3. Significant Accounting Policies

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenue and expenses during the reporting periods. Our significant estimates include the accrual for warranty, reserves for excess and obsolete inventory, rebates and other promotions, and valuation of intangible assets. Actual results could differ from those estimates.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of American Outdoor Brands Corporation and its wholly owned subsidiaries, including Smith & Wesson Corp., Deep River Plastics, LLC, reported in our Firearms segment; BTI, BTI Tools, Crimson Trace, and UST, reported as our Outdoor Products & Accessories segment; and SWSS LLC, formerly Smith & Wesson Security Solutions, Inc., or SWSS, our former security solutions division. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at April 30, 2017 and 2016 and for the periods presented, have been included. All intercompany accounts and transactions have been eliminated in consolidation.

During fiscal 2013, we committed to a plan to divest the assets, liabilities, and ongoing operations of our former security solutions division. Accordingly, the operating results of this discontinued division are presented as discontinued operations as a separate line in the consolidated statements of income for the period in which there were discontinued operations. The amounts reported for the fiscal years ended April 30, 2015 relate primarily to legal fees associated with retained liabilities.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments not held for trading purposes, approximate the carrying values of such amounts because of their short-term nature or market rates of interest.

Cash and Cash Equivalents — We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. We maintain our cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts. As of April 30, 2017, all of our accounts exceeded federally insured limits.

Financial Instruments — We account for derivative instruments under Accounting Standards Codification (“ASC”) 815-10, Fair Value Measurements and Disclosure Topic, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires us to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. The fair value of our Term Loan approximates the carrying value as of April 30, 2017. The fair value of the 5.000% Senior Notes as of April 30, 2017 is approximate to the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. See Note 5 – Notes and Loans Payable and Financing Arrangements for more information regarding our financial instruments.

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

For our fiscal year ended April 30, 2017, none of our customers exceeded 10% of net sales; however, one of our customers accounted for approximately 17.5% of our accounts receivable. For the fiscal years ended April 30, 2016 and 2015, we did not have any customers that exceeded either 10% of net sales or accounts receivable.

Inventories — We value inventories at the lower of cost or market, using the first-in, first-out, or FIFO method, or market. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a detailed review of inventory, past history, and expected future usage.

Property, Plant, and Equipment — We record property, plant, and equipment, consisting of land, building, improvements, machinery, equipment, software, hardware, furniture, and fixtures, at cost and depreciate them using the straight-line method over their estimated useful lives. We charge expenditures for maintenance and repairs to earnings as incurred, and we capitalize additions, renewals, and betterments. Upon the retirement or other disposition of property and equipment, we remove the related cost and accumulated depreciation from the respective accounts and include any gain or loss in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life
Building and improvements	10 to 40 years
Software and hardware	2 to 7 years
Machinery and equipment	2 to 10 years

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We include tooling, dies, and fixtures as part of machinery and equipment and depreciate them over a period generally not exceeding ten years.

Intangible Assets — We record intangible assets at cost or based on the fair value of assets acquired. Intangible assets consist of developed technology, customer relationships, trademarks, trade names, and patents. We amortize intangible assets over their estimated useful lives or in proportion to expected yearly revenue generated from the intangibles that were acquired.

Revenue Recognition — We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the fee is fixed or determinable; and (4) collection is reasonably assured. Federal excise taxes assessed on firearms are excluded from net sales.

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

Segment Information — We have two reportable segments: Firearms, which includes our Firearms and Manufacturing Services divisions; and Outdoor Products & Accessories, which includes our Accessories and Electro-Optics divisions that are separate operating segments but have been aggregated into one reporting segment. See Note 19 – Segment Reporting for more information regarding our segments.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the net income/(loss) amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings/(loss) per common share (in thousands, except per share data):

	For the Year Ended April 30,
	2017	2016	2015
Net income
Income from continuing operations	$127,854	$93,958	$49,827
Loss from discontinued operations	—	—	(214)
Net income	$127,854	$93,958	$49,613
Weighted average shares outstanding — Basic	55,930	54,765	53,988
Dilutive effect of stock option and award plans	961	1,200	1,240
Diluted shares outstanding	56,891	55,965	55,228
Earnings per share — Basic
Income from continuing operations	$2.29	$1.72	$0.92
Loss from discontinued operations	$—	$—	$—
Net income	$2.29	$1.72	$0.92
Earnings per share — Diluted
Income from continuing operations	$2.25	$1.68	$0.90
Loss from discontinued operations	$—	$—	$—
Net income	$2.25	$1.68	$0.90

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the years ended April 30, 2017 and 2016. For fiscal 2015, 73,546 shares of common stock issuable upon the exercise of stock options were excluded from the computation of diluted income per share because the effect would be antidilutive.

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

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified. No impairment charges were recorded in fiscal 2017, 2016, or 2015 based on the review of long-lived tangible and intangible assets.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 350, Intangibles-Goodwill and Other, we test goodwill for impairment on an annual basis on February 1 and between annual tests if indicators of potential impairment exist. The impairment test compares the fair value of the operating units to their carrying amounts to assess whether impairment is present. We have reviewed the provisions of ASC 280-10, Segment Reporting Topic, with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on our review of ASC 280-10-50, we have determined that we operate in two reporting segments: Firearms and Outdoor Products & Accessories. Our Firearms reporting segment is one operating segment while our Outdoor Products & Accessories reporting segment has two operating segments: Accessories and Electro-Optics, which have been aggregated into one reporting segment. As of April 30, 2017, we had $169.0 million of goodwill.

We estimate the fair value of our Firearms, Accessories, and Electro-Optics operating units using an equal weighting of the fair values derived from the income approach and the market approach because we believe a market participant would equally weight both approaches when valuing the operating units. The income approach is based on the projected cash flows that are discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. Fair value is estimated using internally developed forecasts and assumptions. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include revenue growth rates, profitability projections, and terminal value growth rates. The market approach estimates fair values based on the determination of appropriate publicly traded market comparison companies and market multiples of revenue and earnings derived from those companies with similar operating and investment characteristics as the operating unit being valued. Finally, we compare and reconcile our overall fair value to our market capitalization in order to assess the reasonableness of the calculated fair values of our operating units. We recognize an impairment loss for goodwill if the implied fair value of goodwill is less than the carrying value. As of our valuation date, our Firearms operating unit had $13.8 million of goodwill and its fair value exceeded its carrying value. Our Accessories operating unit had $109.9 million of goodwill and its fair value exceeded its carrying value by approximately 16%. Our Electro-Optics operating unit had $45.3 million of goodwill and its fair value exceeded its carrying value by approximately 11%. Although we concluded that there was no impairment on the goodwill associated with our operating units as of April 30, 2017, we will continue to closely monitor their performance and related market conditions for future indicators of potential impairment and reassess accordingly. The foregoing assumptions could deviate materially from actual results and forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial results of operations.

Income Taxes — We use the asset and liability approach for financial accounting and reporting income taxes. The provision for income taxes is based upon income reported in the accompanying consolidated financial statements as required by ASC 740-10, Accounting for Income Taxes. We determine deferred tax assets and liabilities based on temporary differences between financial reporting and tax bases in assets and liabilities and measure them by applying enacted rates and laws expected to be in place when the deferred items become subject to income tax or deductible for income tax purposes. We recognize the effect on deferred taxes and liabilities of a change in tax rates in the period that includes the enactment date. In assessing the realization of our deferred income tax assets, we consider whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our net operating loss carryforwards expire. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will not be recovered, we establish a valuation allowance against some or all of our deferred income tax assets. Recording or reversing a valuation allowance could have a significant effect on our future results of operations and financial position.

Warranty  — We generally provide a limited one-year warranty and a lifetime service policy to the original purchaser of our new firearm products. We either provide a limited one year or limited lifetime warranty program to the original purchaser of most of our accessories products and we will repair or replace any of our electro-optics products or parts that are found to be defective under normal use and service with an item of equivalent value, at our option , without charge during the warranty period.  We provide for estimated warranty obligations in the period in which we recognize the related revenue. We quantify and record an estimate for warranty-related costs based on our actual historical claims experience and current repair costs. We make adjustments to accruals as warranty claims data and historical experience warrant. Should we experience actual claims and repair costs that are higher than the estimated claims and repair costs used to calculate the provision, our operating results for the period or periods in which such returns or additional costs materialize would be adversely impacted.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we have experienced certain manufacturing and design issues with respect to some of our firearms and have initiated some product recalls and safety alerts in the past. As of April 30, 2017, we estimate the remaining cost of our recalls and safety alerts to be $1.5 million, which is recorded in the accrued warranty balance.

In November 2011, we initiated a recall of all Thompson/Center Arms Venture rifles manufactured since the products’ introduction in mid-2009. In June 2013, we also initiated a recall of all Thompson/Center Arms bolt action rifles manufactured since the products’ introduction in 2007. We have made extensive efforts to notify consumers that were impacted by these recalls, including multiple notices in fiscal 2017. During the fourth quarter of fiscal 2017, we reduced our warranty accrual for these recalls by $2.4 million based on our estimate of future costs. As of April 30, 2017, we estimate the remaining cost of these recalls to be $708,000, which is recorded in the accrued warranty balance.

Warranty expense for the fiscal year ended April 30, 2017, 2016, and 2015 amounted to $1.3 million, $2.5 million, and $4.3 million, respectively.

The following table sets forth the change in accrued warranties, a portion of which is recorded as a non-current liability, in the fiscal years ended April 30, 2017, 2016, and 2015 (in thousands):

Balance as of April 30, 2014	$7,565
Warranties issued and adjustments to provisions	4,292
Warranty claims	(3,204)
Balance as of April 30, 2015	8,653
Warranties issued and adjustments to provisions	2,546
Warranty claims	(2,796)
Balance as of April 30, 2016	8,403
Warranties issued and adjustments to provisions	3,769
Changes related to preexisting product recall accruals	(2,437)
Warranties assumed in acquisition	228
Warranty claims	(4,419)
Balance as of April 30, 2017	$5,544

Sales and Promotional Related Expenses — We present product sales in our consolidated financial statements, net of customer promotional program costs that depend upon the volume of sales. For promotional program costs that are not dependent on the volume of sales, we record promotional costs in cost of goods sold. The total of all our promotional programs amounted to $37.3 million, $20.7 million, and $6.9 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively. We have a co-op advertising program at the retail level. We expensed costs amounting to $21.3 million, $6.5 million, and $2.8 million for fiscal 2017, 2016, and 2015, respectively, as selling and marketing expenses.

Shipping and Handling — In the accompanying consolidated financial statements, we included amounts billed to customers for shipping and handling in net sales. In our Firearms segment, we include costs relating to shipping and handling charges, including inbound freight charges, internal transfer costs, and the other costs of our distribution network, in cost of goods sold. In our Outdoor Products & Accessories segment, inbound freight charges and internal transfer costs are included in cost of goods sold; however, costs incurred to distribute products to customers is included in general and administrative expenses

Insurance Reserves — We are self-insured through retentions or deductibles for the majority of our workers’ compensation, automobile, general liability, product liability, and group health insurance programs. Self-insurance amounts vary up to $10.0 million per occurrence; however, we believe the likelihood of reaching the maximum per occurrence limit is remote. We record our liability for estimated premiums and incurred losses in the accompanying consolidated financial statements on an undiscounted basis.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standard — In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning after December 15, 2017 and early adoption is permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s is the same as the effective date for ASU No. 2014-09. We have engaged third party specialists to assist us in evaluating the impact these ASUs will have on our consolidated financial statements, which we currently do not expect to be material.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact that ASU 2015-11 will have on our consolidated financial statements, which we currently do not expect to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The amendments of this ASU are effective for financial statements for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted. We have begun to collect lease contract information from our subsidiaries and are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, and early adoption is permitted. We have elected to early adopt ASU 2016-09 on a prospective basis during the year ended April 30, 2017. The impact on our consolidated financial statements was not material.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds it fair value, not to exceed the amount of the goodwill. The requirements of ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have elected to early adopt this standard during the year ended April 30, 2017, which had no impact on our consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill

The changes in the carrying amount of goodwill by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill
Balance as of April 30, 2015	$13,770	$61,656	$75,426
Adjustments	—	738	738
Acquisitions	—	193	193
Balance as of April 30, 2016	13,770	62,587	76,357
Adjustments	—	(141)	(141)
Acquisitions	—	92,801	92,801
Balance as of April 30, 2017	$13,770	$155,247	$169,017

5. Notes and Loans Payable and Financing Arrangements

Credit Facilities — On June 15, 2015, we and certain of our domestic subsidiaries entered into a new unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $94.0 million remains outstanding as of April 30, 2017. The Revolving Line provides for availability for general corporate purposes with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to our Credit Agreement, or the Second Amendment, which, among other things increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes payable in the consolidated balance sheet.

As of April 30, 2017, we had $50.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.49%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, was entered into for the purpose of redeeming the entire $100.0 million of then outstanding 5.875% Senior Notes due 2017, or the 5.875% Senior Notes. The Term Loan requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 will be due in full. Concurrent with closing the Term Loan, we redeemed our 5.875% Senior Notes for a $2.9 million call premium, which is included in interest expense, plus accrued and unpaid interest. As part of the redemption, in fiscal 2016, we wrote off $1.7 million of debt-issue costs related to the 5.875% Senior Notes.

We were required to obtain interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188% at July 31, 2015). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of April 30, 2017, our interest rate on the Term Loan is 3.06%.

We recognize derivatives as either assets or liabilities on our consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. Our interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The effective portion of the gain or loss on the derivative that is designated and qualifies as a cash flow hedge is recorded as a component of accumulated other comprehensive income or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2017, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on April 30, 2017 was an asset of $572,000 and was recorded in other assets on our consolidated balance sheet. The fair value of the interest rate swap on April

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30, 2016 was a liability of $1.3 million, and was included in other long-term liabilities on our consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

The limitation on indebtedness in the 5.000% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.000% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.000% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 5.000% Senior Notes as of April 30, 2017 approximates fair value in considering Level 2 inputs within the hierarchy.

Debt Issuance Costs — We recorded, in notes payable, $525,000 and $1.0 million of debt issuance costs for the fiscal years ended April 30, 2017 and 2016, respectively. These costs are being amortized to expense over the life of the credit facility or the 5.000% Senior Notes Indenture. In total, we amortized $918,000, $2.7 million, and $1.5 million to interest expense for all debt issuance costs in fiscal 2017, 2016, and 2015, respectively, including write-offs related to extinguishment.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit — At April 30, 2017, we had outstanding letters of credit aggregating $1.0 million.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Net Sales

The following table sets forth the breakdown of net sales for the fiscal years ended April 30, 2017, 2016, and 2015, respectively (in thousands):

	For the Year Ended April 30,
	2017	2016	2015
Handguns	$556,566	$485,413	$395,500
Long Guns	179,612	127,607	90,178
Walther	—	—	506
Other Products & Services	36,819	39,045	45,038
Firearms Segment	772,997	652,065	531,222
Outdoor Products & Accessories Segment	130,191	70,843	20,640
Total Net Sales	$903,188	$722,908	$551,862

All of our firearms are currently sold under our Smith & Wesson, M&P, Performance Center, and Thompson/Center Arms brands. Depending upon the product or service, our firearm customers include distributors; federal, state, and municipal law enforcement agencies and officers; government and military agencies; businesses; retailers; and consumers. We sell outdoor products & accessories under our Caldwell, Wheeler, Tipton, Thompson/Center Arms, Frankford Arsenal, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, UST, and KeyGear brands.  Our outdoor products and accessories customers are generally businesses, distributors, retailers, and consumers.

We sell our products worldwide. The following table sets forth the breakdown of export net sales included in the above table. Our export net sales accounted for 3%, 3%, and 4% of total net sales for the fiscal years ended April 30, 2017, 2016, and 2015, respectively (in thousands):

	For the Year Ended April 30,
Region	2017	2016	2015
Europe	$11,545	$8,913	$8,164
Asia	4,046	3,989	1,463
Latin America	1,778	2,593	1,643
All others international	10,418	9,120	11,570
Total international net sales	$27,787	$24,615	$22,840

Our Firearm and Outdoor Products & Accessories businesses own tooling that is located at various suppliers in Asia and North America.

7. Advertising Costs

We expense advertising costs, primarily consisting of magazine advertisements, printed materials, and television advertisements, either as incurred or upon the first occurrence of the advertising. Advertising expense, included in selling and marketing expenses for the fiscal years ended April 30, 2017, 2016, and 2015, amounted to $22.3 million, $21.8 million, and $20.2 million, respectively.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Property, Plant, and Equipment

The following table summarizes property, plant, and equipment as of April 30, 2017 and 2016 (in thousands):

	April 30, 2017	April 30, 2016

Machinery and equipment	$242,479	$211,186
Software and hardware	39,526	34,642
Building and improvements	28,110	23,388
Land and improvements	3,573	3,235
	313,688	272,451
Less: Accumulated depreciation and amortization	(170,538)	(142,137)
	143,150	130,314
Construction in progress	6,535	5,091

Total property, plant, and equipment, net	$149,685	$135,405

Depreciation of tangible assets and amortization of software expense amounted to $29.2 million, $27.8 million, and $24.8 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

The following table summarizes depreciation and amortization expense, which includes amortization of intangibles and debt financing costs, by line item for the fiscal years ended April 30, 2017, 2016, and 2015 (in thousands):

	For the Year Ended April 30,
	2017	2016	2015
Cost of sales	$24,744	$22,332	$20,640
Research and development	428	1,136	403
Selling and marketing	424	221	255
General and administrative (a)	23,699	14,869	8,134
Interest expense	918	2,679	1,461
Total depreciation and amortization	$50,213	$41,237	$30,893

(a)

General and administrative expenses included $18.4 million, $9.9 million, and $3.6 million of amortization for the fiscal years ended April 30, 2017, 2016, and 2015, respectively, recorded as a result of our acquisitions.

9. Inventories

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or market, as of April 30, 2017 and 2016 (in thousands):

	April 30, 2017	April 30, 2016
Finished goods (a)	$61,080	$26,574
Finished parts (a)	51,177	32,804
Work in process	9,379	9,263
Raw material	10,046	9,148
Total inventories	$131,682	$77,789

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) The large increase in finished goods inventory was primarily due to the 2017 Acquisitions, which amounted to $22.5 million. The large increase in finished parts was primarily due to our Firearms segment inventory.

10. Intangible Assets

The following table presents a summary of intangible assets as of April 30, 2017 and 2016 (in thousands):

	April 30, 2017			April 30, 2016
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$105,260	$(16,463)	$88,797	$28,560	$(6,423)	$22,137
Developed technology	19,430	(5,436)	13,994	16,430	(2,890)	13,540
Patents, trademarks, and trade names	53,308	(15,619)	37,689	36,076	(9,262)	26,814
Backlog	1,150	(1,150)	—	—	—	—
	179,148	(38,668)	140,480	81,066	(18,575)	62,491
Patents in progress	611	—	611	433	—	433
Total definite-lived intangible assets	179,759	(38,668)	141,091	81,499	(18,575)	62,924
Indefinite-lived intangible assets	226	—	226	—	—	—
Total intangible assets	$179,985	$(38,668)	$141,317	$81,499	$(18,575)	$62,924

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $20.1 million, $10.7 million, and $4.6 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

The following table represents future expected amortization expense as of April 30, 2017, which will primarily be recorded in our Outdoor Products & Accessories segment (in thousands):

Fiscal	Amount
2018	$22,937
2019	23,199
2020	20,367
2021	17,552
2022	14,836
Thereafter	41,589
Total	$140,480

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Accrued Expenses

The following table sets forth other accrued expenses as of April 30, 2017 and 2016 (in thousands):

	April 30, 2017	April 30, 2016
Accrued rebates and promotions (a)	$26,750	$7,937
Accrued taxes other than income	7,758	5,931
Accrued employee benefits	4,574	4,326
Accrued professional fees	2,079	2,195
Current portion of capital lease obligation	1,022	1,455
Interest payable	1,361	1,218
Accrued other	8,142	5,385
Total accrued expenses	$51,686	$28,447

(a)	The large increase in accrued rebates and promotions relates primarily to a consumer cash rebate promotion that began in April 2017.

12. Fair Value Measurement

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $61.5 million and $191.3 million as of April 30, 2017 and 2016, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of our Term Loan approximated the fair value as of April 30, 2017, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of April 30, 2017 approximated the carrying value in considering Level 2 inputs within the hierarchy as our Senior Notes are not frequently traded. The fair value of our interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, are classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 to our consolidated financial statements.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

We currently do not have any material Level 3 financial assets or liabilities.

13. Self-Insurance Reserves

As of April 30, 2017 and 2016, we had reserves for workers’ compensation, product liability, municipal liability, and medical/dental costs totaling $8.7 million and $10.1 million, respectively, of which $4.8 million and $5.8 million, respectively, were classified as other non-current liabilities. As of April 30, 2017 and 2016, $3.6 million and $4.3 million, respectively, were included in accrued expenses on the accompanying consolidated balance sheets. In addition, as of April 30, 2017 and 2016, $590,000 and $621,000, respectively, of workers’ compensation recoverable was classified as other assets. While we believe these reserves to be adequate, it is possible that the ultimate liabilities will exceed such estimates.

The following table is a summary of the activity in the workers’ compensation, product liability, municipal liability, and medical/dental reserves in the fiscal years ended April 30, 2017, 2016, and 2015 (in thousands):

	For the Year Ended April 30,
	2017	2016	2015
Beginning balance	$10,082	$9,610	$9,185
Additional provision charged to expense	15,801	16,781	12,925
Payments	(17,220)	(16,309)	(12,500)

Ending balance	$8,663	$10,082	$9,610

It is our policy to provide an estimate for loss as a result of expected adverse findings or legal settlements on product liability, municipal liability, workers’ compensation, and other matters when such losses are probable and are reasonably estimable. It is also our policy to accrue for reasonable estimable legal costs associated with defending such litigation. While such estimates involve a range of possible costs, we determine, in consultation with counsel, the most likely cost within such range on a case-by-case basis. We also record receivables from insurance carriers relating to these matters when their collection is probable. As of April 30, 2017 and 2016, we had accrued reserves for product and municipal litigation liabilities of $3.2 million and $3.8 million (of which $2.9 million and $3.1 million were non-current), respectively, consisting entirely of expected legal defense costs. In addition, as of April 30, 2017 and 2016, we had recorded receivables from insurance carriers related to these liabilities of $1.9 million, nearly all of which has been classified as other assets.

14. Stockholders’ Equity

Treasury Stock

During fiscal 2016, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until June 23, 2017. During March 2017, we completed this stock repurchase program by repurchasing 2,604,240 shares of our common stock for $50.0 million utilizing a combination of cash on hand and borrowings under our Revolving Line. On March 27, 2017, our board of directors authorized the repurchase of an additional $50.0 million of our common stock in the open market or in privately negotiated transactions until March 28, 2019.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Stock and Employee Stock Purchase Plans

We have two stock plans, or SPs: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. We have not made new grants under the 2004 Incentive Stock Plan since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan.

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

Except in specific circumstances, grants vest over a period of three or four years and are exercisable for a period of 10 years. The plan also permits the grant of awards to non-employees, which our board of directors or committee has authorized in the past.

The number of shares and weighted average exercise prices of options for the fiscal years ended April 30, 2017, 2016, and 2015 are as follows:

	For the Years Ended April 30,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	389,360	$6.16	1,879,630	$6.37	2,258,349	$ 6.15
Exercised during the period	(54,200)	3.57	(1,490,270)	6.42	(365,719)	4.96
Canceled/forfeited during period	—	—	—	—	(13,000)	7.98
Options outstanding, end of year	335,160	$6.58	389,360	$6.16	1,879,630	$ 6.37
Weighted average remaining contractual life	4.01 years		5.04 years		5.02 years
Options exercisable, end of year	335,160	$6.58	389,360	$6.16	1,878,464	$ 6.36
Weighted average remaining contractual life	4.01 years		5.04 years		5.02 years

As of April 30, 2017, there were 4,954,883 shares available for grant under the 2013 Incentive Stock Plan. We use our unissued share pool for all shares issued for options, restricted stock awards, RSUs, performance share units, PSUs, and Employee Stock Purchase Plan, or ESPP, issuances.

The aggregate intrinsic value of outstanding options as of April 30, 2017, 2016, and 2015 was $5.2 million, $6.1 million, and $16.1 million, respectively. The aggregate intrinsic value of outstanding options that were exercisable as of April 30, 2017, 2016, and 2015 was $5.2 million, $6.1 million, and $16.0 million, respectively. The

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate intrinsic value of the options exercised for the years ended April 30, 2017, 2016, and 2015 was $1.3 million, $27.2 million, and $2.9, respectively. At April 30, 2017, there was no unrecognized compensation cost of outstanding options.

The following table summarizes stock compensation expense by line item for the fiscal years ended April 30, 2017, 2016, and 2015 (in thousands):

	For the Years Ended April 30,
	2017	2016	2015
Cost of sales	$1,139	$564	$520
Research and development	217	169	139
Selling and marketing	801	494	379
General and administrative	6,433	5,245	4,770
Total stock-based compensation	$8,590	$6,472	$5,808

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

We grant PSUs to our executive officers and our employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation. We incorporate the following variables into the valuation model:

	For the Years Ended April 30,
	2017	2016	2015
Grant date fair market value
American Outdoor Brands Corporation	$21.89	$21.93	$14.90
Russell 2000 Index	$1,417.13	$1,140.40	$1,246.95
Volatility (a)
American Outdoor Brands Corporation	41.67%	39.93%	44.51%
Russell 2000 Index	16.77%	16.75%	15.76%
Correlation coefficient (b)	0.22	0.32	0.32
Risk-free interest rate (c)	1.44%	0.93%	0.91%
Dividend yield (d)	0%	0%	0%

(a)	Expected volatility is calculated over the most recent period that represents the remaining term of the performance period as of the valuation date, or three years.
(b)	The correlation coefficient utilizes the same historical price data used to develop the volatility assumptions.
(c)	The risk-free interest rate is based on the yield of a zero-coupon U.S. Treasury bill, commensurate with the three-year performance period.
(d)	We do not expect to pay dividends in the foreseeable future.

The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award equal to 200% of the target amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

In certain circumstances, the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended April 30, 2017, we granted 153,100 PSUs to certain of our executive officers. We also granted 394,909 service-based RSUs during the year ended April 30, 2017, including 168,800 RSUs to certain of our executive officers, 24,896 RSUs to our directors, and 201,213 RSUs to non-executive officer employees. In addition, in connection with a 2013 grant of 118,500 PSUs (i.e., the target amount granted), which achieved 200.0% of the maximum aggregate award possible, we vested and delivered awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $7.8 million for the fiscal year ended April 30, 2017.

During the fiscal year ended April 30, 2017, we canceled 19,448 service-based RSUs as a result of the service period condition not being met and delivered 433,966 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $11.7 million.

During the year ended April 30, 2016, we granted 137,775 PSUs to certain of our executive officers and 5,379 PSUs to non-executives officer employees. We also granted 321,692 service-based RSUs during the year ended April 30, 2016, including 117,100 RSUs to certain of our executive officers, 36,379 RSUs to our directors, and 168,213 RSUs to non-executive officer employees. In addition, in connection with a 2012 grant of 104,000 PSUs (i.e., the target amount granted), which achieved 173.3% of the maximum aggregate award possible, we vested and delivered awards totaling 180,231 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $5.9 million for the fiscal year ended April 30, 2016.

During the fiscal year ended April 30, 2016, we canceled 66,185 service-based RSUs and 19,250 PSUs as a result of the service period condition not being met and delivered 430,768 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $7.8 million.

During the fiscal year ended April 30, 2015, we granted 112,000 PSUs to certain of our executive officers. We also granted 554,933 service-based RSUs during the year ended April 30, 2015, including 125,000 RSUs to certain of our executive officers, 46,639 RSUs to our directors, and 379,433 RSUs to non-executive officer employees. In addition, in connection with a 2011 grant of 46,600 PSUs (i.e., the target amount granted), which achieved the maximum aggregate award possible, we vested and delivered awards totaling 93,200 shares to certain of our executive officers and a former executive officer. Compensation expense recognized related to grants of RSUs and PSUs was $5.1 million for the fiscal year ended April 30, 2015.

During the fiscal year ended April 30, 2015, we cancelled 57,752 service-based RSUs and 41,250 PSUs as a result of the service period condition not being met and delivered 433,266 shares of common stock to current employees under vested RSUs and PSUs with a total market value of $5.4 million.

The grant date fair value of RSUs and PSUs that vested in fiscal 2017, 2016, and 2015 was $5.0 million, $4.6 million, and $4.0 million, respectively.

A summary of activity for unvested RSUs and PSUs for fiscal years 2017, 2016, and 2015 is as follows:

	For the Years Ended April 30,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Total # of	Average	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of year	1,215,753	$15.38	1,190,879	$12.45	1,015,475	$10.56
Awarded	666,509	19.85	541,077	17.72	709,672	11.82
Vested	(433,966)	11.64	(430,768)	10.57	(433,266)	9.18
Forfeited	(19,448)	17.19	(85,435)	10.94	(101,002)	11.93
RSUs and PSUs outstanding, end of period	1,428,848	$18.58	1,215,753	$15.38	1,190,879	$12.45

As of April 30, 2017, there was $12.4 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.8 years.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 26, 2011, our stockholders approved our 2011 ESPP, which authorizes the sale of up to 6,000,000 shares of our common stock to employees. All options and rights to participate in our ESPP are nontransferable and subject to forfeiture in accordance with our ESPP guidelines. Our current ESPP will be implemented in a series of successive offering periods, each with a maximum duration of 12 months. If the fair market value, or FMV, per share of our common stock on any purchase date is less than the FMV per share on the start date of a 12-month offering period, then that offering period will automatically terminate, and a new 12-month offering period will begin on the next business day. Each offering period will begin on April 1 or October 1, as applicable, immediately following the end of the previous offering period. Payroll deductions will be on an after-tax basis, in an amount of not less than 1% and not more than 20% (or such greater percentage as the committee appointed to administer our ESPP may establish from time to time before the first day of an offering period) of a participant’s compensation on each payroll date. The option exercise price per share will equal 85% of the lower of the FMV on the first day of the offering period or the FMV on the exercise date. The maximum number of shares that a participant may purchase during any purchase period is 12,500 shares, or a total of $25,000 in shares, based on the FMV on the first day of the offering period. Our ESPP will remain in effect until the earliest of (a) the exercise date that participants become entitled to purchase a number of shares greater than the number of reserved shares available for purchase under our ESPP, (b) such date as is determined by our board of directors in its discretion, or (c) March 31, 2022. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. During fiscal 2017, 2016, and 2015, 144,102, 157,674, and 161,456 shares, respectively, were purchased under our ESPP.

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

The following assumptions were used in valuing our ESPP purchases during the years ended April 30, 2017, 2016, and 2015:

	For the Years Ended April 30,
	2017	2016	2015
Risk-free interest rate	0.60%	0.19%	0.07%
Expected term	6 months	6 months	6 months
Expected volatility	45.3%	40.9%	38.2%
Dividend yield	0%	0%	0%

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of the grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables, as noted in the above table). The total stock-based compensation expense, including stock options, purchases under our ESPP, and RSU and PSU awards, was $8.6 million, $6.5 million, and $5.8 million, for fiscal years 2017, 2016, and 2015, respectively.

15. Employer Sponsored Benefit Plans

Contributory Defined Investment Plan — We offer two contributory defined investment plans covering substantially all employees, subject to service requirements.  Employees may contribute up to 100% of their annual pay, depending on the plan. We generally make discretionary matching contributions of up to 50% of the first 6% of employee contributions to the plan. We contributed $2.7 million, $2.4 million, and $2.3 million for the fiscal years ended April 30, 2017, 2016, and 2015, respectively.

Non-Contributory Profit Sharing Plan — We have a non-contributory profit sharing plan covering substantially all of our Springfield, Massachusetts, Houlton, Maine, Deep River, Connecticut; and Columbia,

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Missouri employees. Employees become eligible on May 1 following the completion of a full fiscal year of continuous service. Our contributions to the plan are discretionary. For fiscal 2017, we plan to contribute approximately $13.0 million, which has been recorded in general and administrative costs. We contributed $11.5 million and $6.2 million for the fiscal years ended April 30, 2016 and 2015, respectively. Contributions are funded after the fiscal year-end.

16. Income Taxes

Income tax expense from continuing operations consists of the following (in thousands):

	For the Year Ended April 30,
	2017	2016	2015
Current:
Federal	$61,943	$48,961	$22,471
State	9,349	6,622	4,188
Total current	71,292	55,583	26,659
Deferred:
Deferred federal	(6,969)	(4,187)	2,274
Deferred state	(871)	(261)	(28)
Total deferred	(7,840)	(4,448)	2,246
Total income tax expense	$63,452	$51,135	$28,905

The following table presents a reconciliation of the provision for income taxes from continuing operations at statutory rates to the provision in the consolidated financial statements (in thousands):

	For the Year Ended April 30,
	2017	2016	2015
Federal income taxes expected at 35% statutory rate	$66,957	$50,783	$27,556
State income taxes, less federal income tax benefit	5,310	4,349	3,015
Stock compensation	(3,092)	108	82
Business meals and entertainment	296	233	205
Domestic production activity deduction	(5,728)	(4,414)	(2,462)
Research and development tax credit	(453)	(215)	(100)
Change in uncertain tax positions	—	(91)	—
Other	162	382	609
Total income tax expense	$63,452	$51,135	$28,905

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (deferred tax liabilities) related to temporary differences are the following (in thousands):

	For the Years Ended April 30,
	2017	2016
Non-current tax assets/(liabilities):
Net operating loss carryforwards and tax credits	$2,902	$2,712
Inventories	9,325	8,789
Accrued expenses, including compensation	8,194	7,255
Environmental reserves	279	264
Product liability	515	748
Accrued promotions	4,193	2,463
Workers' compensation	796	1,082
Warranty reserve	2,114	3,194
Stock-based compensation	4,734	3,295
State bonus depreciation	1,049	937
Property taxes	(189)	(140)
Property, plant, and equipment	(30,017)	(27,006)
Intangible assets	(27,032)	(14,289)
Pension	179	123
Other	130	973
Less valuation allowance	(2,792)	(2,561)
Net deferred tax asset/(liability) — total	$(25,620)	$(12,161)

We had federal net operating loss carryforwards amounting to $324,000 as of April 30, 2017, which expire in fiscal 2020. We obtained $8.2 million in additional loss carryforwards through our acquisition of SWSS on July 20, 2009, the majority of which was utilized in fiscal 2010. Utilization of the remaining losses is limited by Section 382 of the Internal Revenue Code to $108,000 in fiscal 2016 and for each taxable year thereafter. It is possible that future substantial changes in our ownership could occur that could result in additional ownership changes pursuant to Section 382 of the Internal Revenue Code. If such an ownership change were to occur, there could be an annual limitation on the remaining tax loss carryforward.

There were $17.1 million and $16.8 million in state net operating loss carryforwards as of April 30, 2017 and 2016, respectively. The state net operating loss carryforwards will expire between April 30, 2025 and April 30, 2036. There were $3.2 million and $2.9 million of state tax credit carryforwards as of April 30, 2017 and 2016, respectively. The state tax credit carryforwards will expire between April 30, 2020 and April 30, 2025 or have no expiration date.

As of April 30, 2017, valuation allowances of $720,000 and $2.1 million were provided on our deferred tax assets for those state net operating loss carryforwards, and state tax credits, respectively, that we do not anticipate using prior to their expiration. As of April 30, 2016, valuation allowances of $708,000 and $1.9 million were provided on our deferred tax assets for those state net operating loss carryforwards and state tax credits, respectively, that we do not anticipate using prior to their expiration. The increase in the valuation allowance on our deferred tax assets for state net operating losses and credits and other state deferred tax assets related mainly to Massachusetts Investment Tax Credits. No valuation allowances were provided on our deferred federal income tax assets as of April 30, 2017 or 2016, as we believe that it is more likely than not that all such assets will be realized. Recording a valuation allowance or reversing a valuation allowance could have an effect on our future results of operations and financial position. We are unaware of any recent or expected future changes in tax laws that would have a material impact on our financial statements.

At April 30, 2017 and 2016, we did not have any gross tax-effected unrecognized tax benefits.

With limited exception, we are subject to U.S. federal, state, and local, or non-U.S. income tax audits by tax authorities for fiscal years subsequent to April 30, 2013.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Commitments and Contingencies

Litigation

We are a defendant in three product liability cases and are aware of 12 other product liability claims, primarily alleging defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover damages allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the fiscal years ended April 30, 2017, 2016, and 2015, we paid $254,000, $264,000, and $252,000, respectively, in defense and administrative costs relative to product liability and municipal litigation. In addition, we spent an aggregate of $209,000, $55,000, and $177,000, respectively, in those fiscal years in settlement fees related to product liability cases.

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

In fiscal 2017, we recognized a gain from changes in product liability provisions of $364,000. In fiscal 2016 and 2015, we recorded expense of $299,000, and $183,000, respectively, to recognize changes in our product liability and municipal litigation liability.

At this time, an estimated range of reasonably possible additional losses relating to unfavorable outcomes cannot be made.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Remediation

We are subject to numerous federal, state, and local laws and regulations that regulate the health and safety of our workforce, including, but not limited to, those regulations monitored by the Occupational Health and Safety Administration , or OSHA, the National Fire Protection Association, and the Department of Public Health. Though not exhaustive, examples of applicable regulations include confined space safety, walking and working surfaces, machine guarding, and life safety.

We are also subject to numerous federal, state and local environmental laws and regulations concerning, among other things, emissions in the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other materials. These laws have require us to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act.

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

As of April 30, 2017 and 2016, respectively, we had recorded $730,000 and $694,000 of the environmental reserve in non-current liabilities. We have calculated the net present value of the environmental reserve to be equal to the carrying value of the liability recorded on our books. Our estimate of these costs is based upon currently enacted laws and regulations, currently available facts, experience in remediation efforts, existing technology, and the ability of other potentially responsible parties or contractually liable parties to pay the allocated portions of any environmental obligations.

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

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts

Employment Agreements — We have employment, severance, and change of control agreements with certain officers and managers.

Other Agreements — We have distribution agreements with various third parties in the ordinary course of business.

Rental Leases

The following summarizes our operating leases for office and/or manufacturing space:

Location of Lease	Expiration Date
Wilsonville, Oregon	October 31, 2017
Scottsdale, Arizona	February 28, 2018
Somersworth, New Hampshire	June 30, 2018
Bentonville, Arkansas	September 25, 2018
Jacksonville, Florida	December 31, 2018
Columbia, Missouri	April 30, 2023
Deep River, Connecticut	May 4, 2024

We also lease machinery, photocopiers, and vehicles for our national sales force with various expiration dates.

As of April 30, 2017, the lease commitments were as follows (in thousands):

For the Year Ending April 30,	Amount
2018	$3,415
2019	2,886
2020	2,220
2021	2,108
2022	1,891
Thereafter	2,748
$15,268

Rent expense in the fiscal years ended April 30, 2017, 2016, and 2015 was $4.4 million, $4.1 million, and $3.3 million, respectively.

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results in fiscal 2017 and 2016. In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected (in thousands, except per share data):

	For the Year Ended April 30, 2017
	First		Second	Third	Fourth	Full
	Quarter		Quarter	Quarter	Quarter	Year
Net sales	$206,951		$233,528	$233,523	$229,186	$903,188
Gross profit	87,569		97,605	99,311	90,787	375,272
Net income	$35,222	(b)	$32,483	$32,453	$27,696	$127,854
Per common share (a)
Basic - total	$0.63	(b)	$0.58	$0.58	$0.50	$2.29
Diluted - total	$0.62	(b)	$0.57	$0.57	$0.50	$2.25

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended April 30, 2016
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
Net sales	$147,763	$143,242	$210,786	$221,117	$722,908
Gross profit	58,870	56,215	86,658	92,069	293,812
Net income	$14,412	$12,466	$31,434	$35,646	$93,958
Per common share (a)
Basic - continuing operations	$0.27	$0.23	$0.57	$0.64	$1.72
Diluted - continuing operations	$0.26	$0.22	$0.56	$0.63	$1.68
Basic - total	$0.27	$0.23	$0.57	$0.64	$1.72
Diluted - total	$0.26	$0.22	$0.56	$0.63	$1.68

(a)	Basic and diluted earnings per share may not equal the sum of the quarterly basic and diluted earnings per share due to rounding.
(b)

Our first quarter results for fiscal 2017 were restated as a result of adopting ASU 2016-09, Compensation – Stock Compensation, during the second quarter of fiscal 2017. As a result of this adoption, net income increased $2.6 million and net income per basic and diluted share increased $0.05 for the three months ended July 31, 2016.

19. Segment Reporting

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories, which we previously referred to as our Accessories segment. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment has been determined to be two operating segments that have been aggregated into a single reporting segment, which are evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms and other components, which we manufacture at our facilities in Springfield, Massachusetts, Houlton, Maine, and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri, Kingsport, Tennessee, and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility. We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of April 30, 2017 and 2016 (in thousands):

	As of April 30, 2017			As of April 30, 2016
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$393,341	$394,695	$788,036	$458,053	$161,450	$619,503
Property, plant, and equipment, net	135,985	13,700	149,685	132,274	3,131	135,405
Intangibles, net	2,792	138,525	141,317	2,903	60,021	62,924
Goodwill	13,770	155,247	169,017	13,770	62,587	76,357

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results by business segment are presented in the following table for the years ended April 30, 2017, 2016, and 2015 (in thousands):

	For the Year Ended April 30, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$772,997	$130,191		$—	$—	$903,188
Intersegment revenue	3,643	10,530		—	(14,173)	—
Total net sales	776,640	140,721		—	(14,173)	903,188
Cost of sales	464,019	75,737	(c)	—	(11,840)	527,916
Gross margin	312,619	64,985		—	(2,332)	375,272
Operating income/(loss)	201,442	(3,949)	(d)	(47,787)	50,233	199,939
Income tax expense/(benefit)	77,585	(2,300)		(11,833)	—	63,452

	For the Year Ended April 30, 2016 (a)
	Firearms		Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$652,065	(b)	$70,843	(b)	$—	$—	$722,908
Intersegment revenue	1,821		743		—	(2,564)	—
Total net sales	653,886		71,586		—	(2,564)	722,908
Cost of sales	394,118	(b)	37,536	(b)	—	(2,558)	429,096
Gross margin	259,767		34,051		—	(6)	293,812
Operating income/(loss)	153,728		3,511		(17,201)	18,605	158,643
Income tax expense/(benefit)	58,103		1,006		(7,974)	—	51,135

	For the Year Ended April 30, 2015 (a)
	Firearms	Outdoor Products & Accessories		Corporate		Intersegment Eliminations	Total
Revenue from external customers	$531,222	$20,640		$ —		$ —	$551,862
Intersegment revenue	—	—		—		—	—
Total net sales	531,222	20,640		—		—	551,862
Cost of sales	342,663	14,273	(e)	—		—	356,936
Gross margin	188,559	6,367		—		—	194,926
Operating income/(loss)	91,788	(3,505)	(f)	(13,695)	(a)	15,040	89,628
Income tax expense/(benefit)	35,427	(1,133)		(5,389)		—	28,905

(a)

For the years ended April 30, 2017 and 2016, we allocated all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments. For the year ended April 30, 2015, segment information herein has been restated from that previously presented to allocate corporate overhead expenses on the same basis. Corporate overhead expenses were not previously allocated for the year ended April 30, 2015 due to the timing of the BTI Acquisition.

(b)

Effective October 1, 2015, our Thompson/Center accessories business was transitioned from our Firearms segment to our Outdoor Products & Accessories segment. As a result of the transition, we have reclassified $5.6 million and $4.6 million of revenue and cost of sales, respectively, from the Firearms segment to the Outdoor Products & Accessories segment for the year ended April 30, 2016.

(c)	Amount includes $4.7 million of additional cost of goods sold from the fair value inventory step-up and backlog expense related to the 2017 Acquisitions.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Amount includes $18.4 million of amortization of intangible assets identified as a result of our acquisitions.
(e)	Amount includes $4.2 million of additional cost of goods sold from the fair value inventory step-up related to the BTI Acquisition.
(f)	Amount includes $3.6 million of amortization of intangible assets identified as a result of the BTI Acquisition.

SCHEDULE II

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2017, 2016, and 2015

		Additions
		Charged to		Charged to
	Balance at	Costs and		Other				Balance at
	May 1,	Expenses		Accounts		Deductions		April 30,
2017
Allowance for doubtful accounts	$680	$1,319		$108	(1)	$(1,509)	(2)	$598
Deferred tax valuation allowance	2,561	231		—		—		2,792
2016
Allowance for doubtful accounts	$722	$5	(3)	$—		$(47)		$680
Deferred tax valuation allowance	2,621	(60)		—		—		2,561
2015
Allowance for doubtful accounts	$844	$(122)		$127	(4)	$(127)		$722
Deferred tax valuation allowance	2,418	203		—		—		2,621

(1)	Increase in fiscal 2017 valuation accounts represents acquired balances related to the 2017 Acquisitions.
(2)	Decrease in fiscal 2017 valuation accounts primarily represents a write-off of one of our customers’ accounts receivable balances.
(3)	Amount does not include $506,000 Charged to Costs and Expenses related to notes receivable.
(4)	Increase in fiscal 2015 valuation accounts represents acquired balances related to the DRP and BTI Acquisitions.