Form 10-Q
period 2017-07-31
AMERICAN OUTDOOR BRANDS CORP
filed 2017-09-07
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 54,001,533 shares of common stock, par value $0.001, outstanding as of September 5, 2017.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three Months Ended July 31, 2017 and 2016

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; estimated preliminary allocation of purchase price for acquired businesses; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief concerning the reasons for the reduction in adjusted NICS; our belief that revenue in the first fiscal quarter were impacted by lower shipments across nearly all product lines as customer orders softened due to excessive channel inventories; our belief that demand in the prior comparable quarter was heightened primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election; our belief that our promotions on certain products in our fourth fiscal quarter of 2017 were successful and may have pulled forward shipments into the prior sequential quarter, contributing to reduced firearm orders during this quarter; our belief that excessive inventory from multiple manufacturers at retail locations has slowed firearm orders; our belief that inventory levels, both internally and in the distribution channel in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events and consumer tastes; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the competitive environment; the supply, availability, and costs of raw materials and components; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 500,000 square foot national distribution center; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 29, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	July 31, 2017	April 30, 2017
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,372	$61,549
Accounts receivable, net of allowance for doubtful accounts of $914 on July 31, 2017 and $598 on April 30, 2017	92,720	108,444
Inventories	161,067	131,682
Prepaid expenses and other current assets	8,356	6,123
Income tax receivable	12,233	10,643
Total current assets	317,748	318,441
Property, plant, and equipment, net	145,922	149,685
Intangibles, net	135,678	141,317
Goodwill	169,100	169,017
Other assets	9,674	9,576
	$778,122	$788,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,037	$53,447
Accrued expenses	44,876	51,686
Accrued payroll and incentives	9,169	21,174
Accrued income taxes	209	726
Accrued profit sharing	14,615	13,004
Accrued warranty	4,866	4,908
Current portion of notes payable	81,300	6,300
Total current liabilities	195,072	151,245
Deferred income taxes	25,579	25,620
Notes and loans payable, net of current portion	159,324	210,657
Other non-current liabilities	7,502	7,352
Total liabilities	387,477	394,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,166,898 shares issued and 54,000,036 shares outstanding on July 31, 2017 and 72,017,288 shares issued and 53,850,426 shares outstanding on April 30, 2017	72	72
Additional paid-in capital	245,592	245,865
Retained earnings	366,999	369,164
Accumulated other comprehensive income	357	436
Treasury stock, at cost (18,166,862 shares on July 31, 2017 and April 30, 2017)	(222,375)	(222,375)
Total stockholders’ equity	390,645	393,162
	$778,122	$788,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

	For the Three Months Ended July 31,
	2017	2016
	(In thousands, except per share data)
Net sales	$129,021	$206,951
Cost of sales	88,389	119,382
Gross profit	40,632	87,569
Operating expenses:
Research and development	2,786	2,152
Selling and marketing	11,718	9,195
General and administrative	29,328	23,698
Total operating expenses	43,832	35,045
Operating (loss)/income	(3,200)	52,524
Other (expense)/income, net:
Other income, net	1,298	—
Interest expense, net	(2,391)	(2,012)
Total other (expense)/income, net	(1,093)	(2,012)
(Loss)/income from operations before income taxes	(4,293)	50,512
Income tax (benefit)/expense	(2,128)	15,290
Net (loss)/income	(2,165)	35,222
Comprehensive (loss)/income:
Change in unrealized loss on interest rate swap	(119)	(408)
Other comprehensive loss, before income taxes	(119)	(408)
Income tax benefit on other comprehensive loss	40	151
Other comprehensive loss, net of tax	(79)	(257)
Comprehensive (loss)/income	$(2,244)	$34,965
Net (loss)/income per share:
Basic	$(0.04)	$0.63
Diluted	$(0.04)	$0.62
Weighted average number of common shares outstanding:
Basic	53,905	56,049
Diluted	53,905	56,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Equity
Balance at April 30, 2017	72,017	$72	$245,865	$369,164	$436	18,167	$(222,375)	$393,162
Stock-based compensation	—	—	1,888	—	—	—	—	1,888
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	(79)	—	—	(79)
Issuance of common stock under restricted stock unit awards, net of shares surrendered	150	—	(2,161)	—	—	—	—	(2,161)
Net loss	—	—	—	(2,165)	—	—	—	(2,165)
Balance at July 31, 2017	72,167	$72	$245,592	$366,999	$357	18,167	$(222,375)	$390,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss)/income	$(2,165)	$35,222
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	13,769	10,320
Loss on sale/disposition of assets	5	14
Provision for losses on accounts receivable	227	37
Change in contingent consideration	(1,300)	—
Stock-based compensation expense	1,888	1,792
Changes in operating assets and liabilities:
Accounts receivable	15,470	2,044
Inventories	(29,385)	(9,860)
Prepaid expenses and other current assets	(2,233)	(1,913)
Income taxes	(2,107)	7,728
Accounts payable	(12,752)	(240)
Accrued payroll and incentives	(12,051)	(9,604)
Accrued profit sharing	1,611	3,559
Accrued expenses	(5,520)	1,805
Accrued warranty	(42)	(161)
Other assets	(217)	(145)
Other non-current liabilities	310	12
Net cash (used in)/provided by operating activities	(34,492)	40,610
Cash flows from investing activities:
Refunds on machinery and equipment	—	4,773
Receipts from note receivable	—	21
Payments to acquire patents and software	(97)	(133)
Payments to acquire property and equipment	(4,691)	(15,776)
Net cash used in investing activities	(4,788)	(11,115)
Cash flows from financing activities:
Proceeds from loans and notes payable	25,000	—
Payments on capital lease obligation	(161)	(149)
Payments on notes payable	(1,575)	(1,575)
Proceeds from Economic Development Incentive Program	—	101
Payment of employee withholding tax related to restricted stock units	(2,161)	(4,139)
Net cash provided by/(used in) financing activities	21,103	(5,762)
Net (decrease)/increase in cash and cash equivalents	(18,177)	23,733
Cash and cash equivalents, beginning of period	61,549	191,279
Cash and cash equivalents, end of period	$43,372	$215,012
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$3,199	$2,755
Income taxes	417	7,685

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Three Months Ended July 31,
	2017	2016
	(In thousands)
Purchases of property and equipment included in accounts payable	$1,815	$3,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

(1) Organization:

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

On August 1, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC; on August 26, 2016, we acquired all of the issued and outstanding stock of Crimson Trace Corporation; and on November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc., which acquisitions we refer to collectively as the 2017 Acquisitions. See Note 3 – Acquisitions for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of July 31, 2017, the condensed consolidated statements of (loss)/income and comprehensive (loss)/income for the three months ended July 31, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the three months ended July 31, 2017, and the condensed consolidated statements of cash flows for the three months ended July 31, 2017 and 2016 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at July 31, 2017 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2017 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. The results of operations for the three months ended July 31, 2017 may not be indicative of the results that may be expected for the year ending April 30, 2018, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim reporting periods beginning December 15, 2017, and early adoption is permitted. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance relating to principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs is the same as the effective date for ASU No. 2014-09. We have engaged third party specialists to assist us in evaluating the impact these ASUs will have on our consolidated financial statements, which we currently do not expect to be material.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We have adopted ASU 2015-11 on a prospective basis during the three months ended July 31, 2017. The impact on our condensed consolidated financial statements was not material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We have begun to collect lease contract information from our subsidiaries and are currently evaluating the impact that ASU 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which includes multiple amendments intended to simplify aspects of share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments of this ASU were effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018, and early adoption is permitted. We elected to early adopt this standard during the year ended April 30, 2017. Our first quarter results for fiscal 2017 were restated as a result of adopting ASU 2016-09 during the second quarter of fiscal 2017. As a result of this adoption, net income increased $2.6 million and net income per diluted share increased $0.05 for the three months ended July 31, 2016. We anticipate the new standard may impact the calculation of diluted earnings per share and add volatility to our effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

(3) Acquisitions:

In fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC and Ultimate Survival Technologies Inc., as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of Ultimate Survival Technologies, Inc., up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue projections, during the three months ended July 31, 2017, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of (loss)/income. As of July 31, 2017, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

We are in the process of finalizing the valuations of the assets acquired and liabilities assumed related to the 2017 Acquisitions. Therefore, the fair values for these acquisitions are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The 2017 Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including the significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets and the related tax impacts of any changes made. During the three months ended July 31, 2017, we increased goodwill by $83,000, primarily as a result of accounts receivable and payroll adjustments relating to the 2017 Acquisitions.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

The following table summarizes the estimated preliminary allocation of the purchase price for the 2017 Acquisitions (in thousands):

	2017 Acquisitions	Measurement
	(As Initially	Period	2017 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$11,635	$(172)	$11,463
Inventories	31,269	453	31,722
Income tax receivable	—	68	68
Other current assets	430	(132)	298
Property, plant, and equipment	8,232	—	8,232
Intangibles	97,850	—	97,850
Goodwill	92,801	(58)	92,743
Total assets acquired	242,217	159	242,376
Accounts payable	6,214	18	6,232
Accrued expenses	973	158	1,131
Accrued payroll	1,500	(72)	1428
Accrued income taxes	6	(6)	—
Accrued warranty	98	96	194
Deferred income taxes	20,658	(35)	20,623
Total liabilities assumed	29,449	159	29,608
	$212,768	$—	$212,768

Included in general and administrative costs are $1.3 million of acquisition-related costs incurred during the three months ended July 31, 2016 for the 2017 Acquisitions. The 2017 Acquisitions generated $15.5 million of revenue for the three months ended July 31, 2017.

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
	$97,850

Additionally, the following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

For the Three
Months Ended
July 31, 2016
Net sales	$229,092
Income from operations	51,109
Net income per share - diluted	0.63

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

The unaudited pro forma income from operations for the three months ended July 31, 2016 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog recorded as if the 2017 Acquisitions had occurred on May 1, 2015. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results that would have been achieved had the 2017 Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

(4) Goodwill

The changes in the carrying amount of goodwill for the three months ended July 31, 2017 by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill
Balance as of April 30, 2017	$13,770	$155,247	$169,017
Adjustments	—	83	83
Balance as of July 31, 2017	13,770	155,330	169,100

Refer to Note 12 — Segment Information below for more detail.

(5) Notes and Loans Payable:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line and a $105.0 million term loan, or the Term Loan, of which $92.4 million was outstanding as of July 31, 2017. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line, available from the Lenders to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of July 31, 2017, we had $75.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.73%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 for the Term Loan will be due in full. We incurred $1.0 million of debt issuance costs related to the Credit Agreement, which are included in notes and loans payable in the accompanying condensed consolidated balance sheet.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2017, our interest rate on the Term Loan was 3.06%.

As of July 31, 2017, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on July 31, 2017 was an asset of $453,000 and was included in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

On and after July 15, 2017, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the 5.000% Senior Notes at a redemption price of 100% of the principal amount of the 5.000% Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the 5.000% Senior Notes from the holders of the 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 5.000% Senior Notes mature on July 15, 2018.

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

The limitation on indebtedness in the 5.000% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.000% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.000% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 5.000% Senior Notes as of July 31, 2017 approximates fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At July 31, 2017, we had outstanding letters of credit under our credit facility aggregating $1.1 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $43.4 million and $61.5 million as of July 31, 2017 and April 30, 2017, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

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

The carrying value of our Term Loan approximated the fair value as of July 31, 2017, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of July 31, 2017 approximated the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 — Notes and Loans Payable.

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our assumptions about the assumptions a market participant would use in pricing the asset or liability.

The acquisition-related contingent consideration liability represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that included earn-out clauses. The valuation of the contingent consideration will be evaluated on an ongoing basis and is based on management estimates and entity-specific assumptions which are considered Level 3 inputs.

In connection with the purchase of Ultimate Survival Technologies, Inc., up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue projections, during the three months ended July 31, 2017, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of (loss)/income. As of July 31, 2017, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of July 31, 2017 and April 30, 2017 (in thousands):

	July 31, 2017	April 30, 2017
Finished goods (a)	$90,312	$61,080
Finished parts	50,340	51,177
Work in process	8,566	9,379
Raw material	11,849	10,046
Total inventories	$161,067	$131,682

(a) The increase in finished goods inventory was primarily related to our Firearms segment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

(8) Intangible Assets:

The following table presents a summary of intangible assets as of July 31, 2017 and April 30, 2017 (in thousands):

	July 31, 2017			April 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$105,260	$(19,958)	$85,302	$105,260	$(16,463)	$88,797
Developed technology	19,430	(6,058)	13,372	19,430	(5,436)	13,994
Patents, trademarks, and trade names	53,433	(17,239)	36,194	53,308	(15,619)	37,689
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	179,273	(44,405)	134,868	179,148	(38,668)	140,480
Patents in progress	584	—	584	611	—	611
Total definite-lived intangible assets	179,857	(44,405)	135,452	179,759	(38,668)	141,091
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$180,083	$(44,405)	$135,678	$179,985	$(38,668)	$141,317

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.7 million and $2.7 million for the three months ended July 31, 2017 and 2016, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2018 and succeeding fiscal years is as follows:

Fiscal	Amount
2018	$17,208
2019	23,207
2020	20,374
2021	17,559
2022	14,843
Thereafter	41,677
Total	$134,868

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2017. Other than the reduction in the fair value of the contingent consideration liability mentioned above, there were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the three months ended July 31, 2017, and therefore intangible assets were not tested for impairment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

(9) Accrued Expenses:

The following table sets forth other accrued expenses as of July 31, 2017 and April 30, 2017 (in thousands):

	July 31, 2017	April 30, 2017
Accrued rebates and promotions	$25,874	$26,750
Accrued employee benefits	6,121	4,574
Accrued taxes other than income	2,905	7,758
Accrued professional fees	2,493	2,079
Current portion of capital lease obligation	604	1,022
Interest payable	332	1,361
Accrued other	6,547	8,142
Total accrued expenses	$44,876	$51,686

(10) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of July 31, 2017, there were no share repurchases under this stock repurchase program.

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three months ended July 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended July 31,
	2017			2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$(2,165)	53,905	$(0.04)	$35,222	56,049	$0.63
Effect of dilutive stock awards	—	—	—	—	834	(0.01)
Diluted earnings	$(2,165)	53,905	$(0.04)	$35,222	56,883	$0.62

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three months ended July 31, 2016.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

The number of shares and weighted average exercise prices of options for the three months ended July 31, 2017 and 2016 were as follows:

	For the Three Months Ended July 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	335,160	$6.58	389,360	$6.16
Exercised during the period	—	—	—	—
Options outstanding, end of period	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.76 years		4.79 years
Options exercisable, end of period	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.76 years		4.79 years

The aggregate intrinsic value of outstanding and exercisable stock options as of July 31, 2017 and 2016 was $4.7 million and $9.1 million, respectively. There were no stock options exercised for the three months ended July 31, 2017 and 2016. At July 31, 2017, there were no unrecognized compensation costs of outstanding options.

On September 26, 2011, our stockholders approved our Employee Stock Purchase Plan, or ESPP. Under the ESPP, each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period, (as such terms are defined in the ESPP) in accordance with the terms of the ESPP. The option to purchase shares is exercised automatically unless the participant withdraws from the plan in accordance with the terms of the ESPP or the participant’s employment is terminated. Neither plan contributions credited to a participant’s account nor any rights to exercise any option or receive shares of common stock may be assigned, transferred, pledged, or otherwise disposed of other than by will or the laws of descent and distribution. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

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

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $1.9 million and $1.8 million for the three months ended July 31, 2017 and 2016, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs to our executive officers and our employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation, using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions and dividend yield variables.

The PSUs vest, and the fair value of such PSUs will be recognized, over the corresponding three-year performance period. Our PSUs have a maximum aggregate award potential equal to 200% of the target amount granted. Generally, the number of PSUs that may be earned depends upon the total stockholder return, or TSR, of our common stock compared with the TSR of the Russell 2000 Index, or RUT, over the three-year performance period. For PSUs, our stock must outperform the RUT by 5% in order for the target award to vest. In addition, there is a cap on the number of shares that can be earned under our PSUs, which is equal to six times the grant-date value of each award.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

In certain circumstances the vested awards will be delivered on the first anniversary of the applicable vesting date. We have applied a discount to the grant date fair value when determining the amount of compensation expense to be recorded for these RSUs and PSUs.

During the three months ended July 31, 2017, we granted an aggregate of 164,180 service-based RSUs to non-executive officer employees. In addition, in connection with a 2014 grant, 105,500 PSUs vested (i.e. the target amount granted), which yielded 115.2% of the maximum award possible resulting in awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $1.7 million for the three months ended July 31, 2017. We delivered common stock to employees during the three months ended July 31, 2017 under vested RSUs and PSUs with a total market value of $5.5 million.

During the three months ended July 31, 2016, we granted an aggregate of 159,321 service-based RSUs, including 129,321 RSUs to non-executive officer employees and 30,000 RSUs to a newly hired executive officer. In addition, in connection with a 2013 grant, 118,500 PSUs vested (i.e. the target amount granted), which yielded 200.0% of the maximum award possible resulting in awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $1.6 million for the three months ended July 31, 2016. We delivered common stock to employees during the three months ended July 31, 2016 under vested RSUs and PSUs with a total market value of $10.1 million.

A summary of activity in unvested RSUs and PSUs for the three months ended July 31, 2017 and 2016 is as follows:

	For the Three Months Ended July 31,
	2017		2016
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,428,848	$18.46	1,215,753	$15.38
Awarded	180,184	23.57	277,821	13.81
Vested	(247,491)	16.94	(360,709)	11.50
Forfeited	(92,902)	12.71	(9,695)	14.19
RSUs and PSUs outstanding, end of period	1,268,639	$19.91	1,123,170	$16.25

As of July 31, 2017, there was $13.1 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.9 years.

(11) Commitments and Contingencies:

Litigation

We are a defendant in three product liability cases and are aware of seven other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

The relief sought in individual cases primarily includes compensatory and, sometimes, punitive damages. Certain of the cases and claims seek unspecified compensatory or punitive damages. In others, compensatory damages sought may range from less than $75,000 to approximately $900,000. In our experience, initial demands do not generally bear a reasonable relationship to the facts and circumstances of a particular matter. We believe that our accruals for product liability cases and claims, as described below, are a reasonable quantitative measure of the cost to us of product liability cases and claims.

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

(12) Segment Information:

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment represents two operating segments that have been aggregated into a single reportable segment, which are evaluated, by a measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms and other components, which we manufacture at our facilities in Springfield, Massachusetts; Houlton, Maine; and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories, camping, and survival products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri; Kingsport, Tennessee; and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of July 31, 2017 and April 30, 2017 (in thousands):

	As of July 31, 2017			As of April 30, 2017
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$381,053	$397,069	$778,122	$393,341	$394,695	$788,036
Property, plant, and equipment, net	132,341	13,581	145,922	135,985	13,700	149,685
Intangibles, net	2,730	132,948	135,678	2,792	138,525	141,317
Goodwill	13,770	155,330	169,100	13,770	155,247	169,017

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended July 31, 2017 and 2016

Results by business segment are presented in the following tables for the three months ended July 31, 2017 and 2016 (in thousands):

	For the Three Months Ended July 31, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$98,357	$30,664		$ —	$ —	$129,021
Intersegment revenue	1,081	1,871		—	(2,952)	—
Total net sales	99,438	32,535		$ —	(2,952)	129,021
Cost of sales	72,757	18,432		—	(2,800)	88,389
Gross margin	26,681	14,103		—	(152)	40,632
Operating income/(loss)	668	(4,893)	(b)	(11,770)	12,795	(3,200)
Income tax expense/(benefit)	2,395	(1,636)		(2,887)	—	(2,128)

	For the Three Months Ended July 31, 2016 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$192,400	$14,551	$ —	$ —	$206,951
Intersegment revenue	794	62	—	(856)	—
Total net sales	193,194	14,613	—	(856)	206,951
Cost of sales	112,370	7,874	—	(862)	119,382
Gross margin	80,824	6,739	—	6	87,569
Operating income/(loss)	54,416	(2,885)	(11,659)	12,652	52,524
Income tax expense/(benefit)	19,967	(1,057)	(3,620)	—	15,290

_______________

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes $3.3 million of amortization of intangibles assets as a result of the 2017 Acquisitions.

(13) Subsequent Events:

In August 2017, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and Bubba BladeTM branded products from Fish Tales LLC, in two separate transactions, for an aggregate purchase price of $22.0 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our Revolving Line. In addition, up to a maximum of $17.1 million may be paid to Gemtech contingent upon the cumulative three year financial performance of the acquired business. Gemtech, based in Eagle, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, is a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand, Bubba Blade. The preliminary purchase price allocation has not been completed for these acquisitions as of the date of the filing of this Form 10-Q. We recorded $417,000 in general and administrative expenses for acquisition-related expenses during the three months ended July 31, 2017 in connection with these acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q . This section sets forth key objectives and key performance indicators used by us as well as key industry data tracked by us.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

In fiscal 2017, we acquired substantially all of the net assets of Taylor Brands, LLC and Ultimate Survival Technologies, Inc. as well as all of the issued and outstanding stock of Crimson Trace Corporation in three separate transactions for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Taylor Brands, LLC, based in Kingsport, Tennessee, now operating as BTI Tools, LLC, is a designer and distributor of high-quality knives, specialty tools, and accessories, and a licensee of our wholly owned subsidiary, Smith & Wesson Corp. Crimson Trace Corporation, based in Wilsonville, Oregon, is a leading provider of laser sight and tactical light products for consumers, law enforcement, security agencies, and military agencies around the globe. Ultimate Survival Technologies, Inc., based in Jacksonville, Florida, now operating as Ultimate Survival Technologies, LLC, or UST, is a provider of high-quality survival and camping equipment, including LED lights, all-weather fire starters, unbreakable signal mirrors, premium outdoor cutting tools, first aid kits, survival kits, and camp kitchen products. We collectively refer to the acquisitions of Taylor Brands, LLC, Crimson Trace Corporation, and UST as the 2017 Acquisitions.

The 2017 Acquisitions were completed subsequent to July 31, 2016. Therefore, these acquisitions do not have any impact on the results of operations for the comparable quarter last year.

First Quarter Fiscal 2018 Highlights

Our operating results for the three months ended July 31, 2017 included the following:

•	Company net sales were $129.0 million, a decrease of $77.9 million, or 37.7%, from the comparable quarter last year.

•	Firearms segment gross sales were $99.4 million, which included $1.1 million of intersegment revenue, a decrease of $93.8 million, or 48.5%, from the comparable quarter last year.

•

Outdoor Products & Accessories segment gross sales were $32.5 million, which included $1.9 million of intersegment revenue, an increase of $17.9 million, or 122.6%, over the comparable quarter last year. The 2017 Acquisitions generated $16.3 million, or 50.0%, of gross sales for this segment for the three months ended July 31, 2017. Excluding the 2017 Acquisitions, organic gross revenue growth in this segment was 11.4%.

•	Company gross margin was 31.5%, a decrease of 10.8% from the comparable quarter last year.

•

Company net loss was $2.2 million compared with net income of $35.2 million for the comparable quarter last year. Included in net (loss)/income for the three months ended July 31, 2017 and 2016 is $5.7 million and $2.5 million of amortization of acquired intangible assets related to our acquisitions, respectively.

Net Sales

The following table sets forth certain information regarding net sales for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Handguns	$74,234	$138,897	$(64,663)	-46.6%
Long Guns	15,859	44,535	(28,676)	-64.4%
Other Products & Services	8,264	8,968	(704)	-7.9%
Firearms Segment	98,357	192,400	(94,043)	-48.9%
Outdoor Products & Accessories Segment	30,664	14,551	16,113	110.7%
Total Net Sales	$129,021	$206,951	$(77,930)	-37.7%

Company net sales for the three months ended July 31, 2017 were $129.0 million, a decrease of $77.9 million, or 37.7%, from net sales of $207.0 million for the three months ended July 31, 2016. External net sales for our Firearms segment for the three-month period ended July 31, 2017 decreased 48.9% from the comparable quarter last year. We had lower shipments across nearly all product lines during the current fiscal quarter as customer orders softened in light of ongoing excessive channel inventories. Although consumer demand was lower than the comparable quarter last year (as indicated by an 11.2% reduction in the adjusted background checks reported in the National Instant Criminal Background Check System, or NICS), NICS increased 5.8% over the comparable quarter in fiscal 2016, which we believe is a good indication of the long-term demand for firearms. We believe demand in the prior comparable quarter was heightened primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election. In addition, promotions on certain products in our fourth fiscal quarter ended April 30, 2017 exceeded our expectations and may have pulled forward shipments into the prior sequential quarter, contributing to reduced firearm orders during the three months ended July 31, 2017. We also believe excessive inventory from multiple manufacturers at retail locations has slowed firearm orders. Our handgun product revenue decreased $64.7 million, or 46.6%, from the comparable quarter last year with lower demand for the majority of our products offset by revenue generated by the newly introduced full size M&P branded polymer pistols. Revenue for our long guns decreased $28.7 million, or 64.4%, from the comparable quarter last year as a result of lower demand for our modern sporting rifles. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 18.8% of firearm revenue for the three months ended July 31, 2017 and included our second generation M&P branded polymer pistol and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.1% for the three months ended July 31, 2017 compared with the comparable quarter last year. The reduction in the number of units sold negatively impacted firearm revenue by 43.2%. Our flexible manufacturing strategy in firearms is intended to keep our factories at full utilization during changes in demand. We attempt to accomplish this by increasing production capacity through outsourcing in times of strong demand and reducing that level of outsourcing in softer demand environments. Accordingly, we took certain actions in the prior sequential quarter to reduce our reliance on outsourcing in accordance with our strategy. Although these actions have helped to slow our inventory build, we still continued to build internal inventory that is typical during the slower summer months of our firearm business in preparation for the traditional upswing in sales that seasonally occurs as a result of the fall hunting and holiday seasons. Distributor inventory of our firearm products, however, declined slightly during the three months ended July 31, 2017. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors including seasonality, new product introductions, news events, political events, and consumer tastes.

External net sales for our Outdoor Products & Accessories segment for the three months ended July 31, 2017, increased 110.7% over the comparable quarter last year, primarily as a result of the 2017 Acquisitions in the prior fiscal year. The 2017 Acquisitions generated $15.5 million, or 50.4%, of total net sales for this segment. Excluding the 2017 Acquisitions, organic revenue growth in this segment was 11.4%, including intersegment revenue. Net sales for our Outdoor Products & Accessories segment has risen to 23.8% from 7.0% of total net sales for the three months ended July 31, 2017 and 2016.

The following table sets forth certain information regarding trade channel net sales for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Sporting Goods Distribution Channel	$109,064	$186,018	$(76,954)	-41.4%
Professional Channel	15,139	17,001	(1,862)	-11.0%
Other Products & Services	4,818	3,932	886	22.5%
Total Net Sales	$129,021	$206,951	$(77,930)	-37.7%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended July 31, 2017 and 2016 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change
Handguns	306	456	(150)	-32.9%
Long Guns	51	111	(60)	-54.1%

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change
Handguns	274	419	(145)	-34.6%
Long Guns	45	105	(60)	-57.1%

Professional Channel Units Shipped	2017	2016	# Change	% Change
Handguns	32	37	(5)	-13.5%
Long Guns	6	6	—	0.0%

Unit shipments into the sporting goods distribution channel for handguns and long guns declined at a slower rate than our decline in revenue for handguns and long guns as a result of promotional product shipments during the quarter, which lowered our average selling price. In our professional channel, unit shipments were relatively flat compared with the comparable quarter last year.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended July 31, 2017 and 2016 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change
Cost of sales	$88,389	$119,382	$(30,993)	-26.0%
Gross profit	$40,632	$87,569	$(46,937)	-53.6%
% of net sales (gross margin)	31.5%	42.3%

Firearms Segment	2017	2016	$ Change	% Change
Cost of sales	$71,456	$111,719	$(40,263)	-36.0%
Gross profit	$26,901	$80,681	$(53,780)	-66.7%
% of net sales (gross margin)	27.4%	41.9%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change
Cost of sales	$16,933	$7,663	$9,270	121.0%
Gross profit	$13,731	$6,888	$6,843	99.3%
% of net sales (gross margin)	44.8%	47.3%

Gross margin for the three months ended July 31, 2017 for our Firearms segment decreased by 14.5% over the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments. The additional promotional product discounts resulted in an 8.0% reduction in gross margin. We believe these promotional product discounts helped increase market share for certain products and improve production volumes. The unfavorable manufacturing fixed-cost absorption from lower sales volumes negatively impacted gross margin by 10.5% and inventory valuation adjustments negatively impacted gross margin by 2.6%. Those decreases were partially offset by favorable manufacturing spending and favorable price increases, which had a 4.0% favorable impact on gross margin.

Gross margin for the three months ended July 31, 2017 for our Outdoor Products & Accessories segment decreased 2.5% over the comparable quarter last year. The 2017 Acquisitions negatively impacted our Outdoor Products & Accessories segment gross margin by 2.7%, primarily because of reduced sales volumes, unfavorable fixed-cost absorption, and additional promotional product discounts. Organic gross margins were relatively flat compared with the prior comparable quarter last year. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.1% and 0.4% for the three months ended July 31, 2017 and 2016, respectively.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Research and development	$2,786	$2,152	$634	29.5%
Selling and marketing	11,718	9,195	2,523	27.4%
General and administrative	29,328	23,698	5,630	23.8%
Total operating expenses	$43,832	$35,045	$8,787	25.1%
% of net sales	34.0%	16.9%

Operating expenses increased $8.8 million over the comparable quarter last year, primarily from $10.0 million of additional operating expenses related to our 2017 Acquisitions, which included $494,000 of research and development activities, $2.8 million of expenses to support selling and marketing initiatives and $6.7 million of general and administrative expenses. Included in the acquired general and administrative costs was $3.3 million of additional acquired intangible asset amortization expense. Organic general and administrative expenses decreased as a result of a $2.9 million decrease in profit sharing and management incentives expense because of lower profit and a $916,000 decrease in acquisition-related costs, partially offset by a $1.0 million donation to the National Rifle Association and $343,000 of increased stock compensation expense.

Operating (Loss)/Income

The following table sets forth certain information regarding operating (loss)/income for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating (loss)/income	$(3,200)	$52,524	$(55,724)	-106.1%
% of net sales (operating margin)	-2.5%	25.4%

Operating loss for the three months ended July 31, 2017 was $3.2 million, a decrease of $55.7 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and increased operating expenses from the 2017 Acquisitions.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Other income/(expense)	$1,298	$-	$1,298	N/A

Other income/(expense) increased $1.3 million as a result of recording a $1.3 million reduction in the contingent consideration liability in connection with the acquisition of UST, because we do not expect that the acquired business will achieve the performance metrics.

Interest Expense

The following table sets forth certain information regarding interest (expense)/income for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Interest (expense)/income	$(2,391)	$(2,012)	$(379)	18.8%

Interest (expense)/income increased by $379,000 from the comparable quarter last year because of higher interest payments to service $75.0 million of borrowings outstanding under our revolving line of credit.

Income Taxes

The following table sets forth certain information regarding income tax (benefit)/expense for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Income tax (benefit)/expense	$(2,128)	$15,290	$(17,418)	-113.9%
% of income from operations (effective tax rate)	49.6%	30.3%		19.3%

We recorded an income tax benefit of $2.1 million for the three months ended July 31, 2017, a $17.4 million decrease from the comparable quarter last year, because of lower operating profit for the reasons previously mentioned. The effective tax rate increased by 19.3% from the comparable quarter last year primarily because of the tax effect of stock compensation that is treated as a discrete item.

Net (Loss)/Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended July 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change
Net (loss)/income	$(2,165)	$35,222	$(37,387)	-106.1%
Net (loss)/income
Basic	$(0.04)	$0.63	$(0.67)	-106.3%
Diluted	$(0.04)	$0.62	$(0.66)	-106.5%

Net loss of $2.2 million for the three months ended July 31, 2017 was $37.4 million lower than net income of $35.2 million in the comparable quarter last year primarily from lower revenue, the negative impacts on gross margin mentioned above, and increased operating expenses from the 2017 Acquisitions. This was offset by lower profit sharing expense, acquisition-related expenses, and management incentives. Net loss per share for the three months ended July 31, 2017 was negatively impacted by $0.03 as a result of acquisition-related expense associated with the 2017 Acquisitions.

Liquidity and Capital Resources

Our principal cash requirements are to (1) finance the growth of our operations, including working capital and capital expenditures, (2) fund any potential acquisitions, and (3) service our existing debt. Capital expenditures in fiscal 2018 primarily relate to enhancements to manufacturing flexibility, tooling for new product offerings, and various information technology projects.

The following table sets forth certain cash flow information for the three months ended July 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating activities	$(34,492)	$40,610	$(75,102)	-184.9%
Investing activities	(4,788)	(11,115)	6,327	56.9%
Financing activities	21,103	(5,762)	26,865	-466.2%
Total cash flow	$(18,177)	$23,733	$(41,910)	-176.6%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $34.5 million for the three months ended July 31, 2017 compared with generating $40.6 million of cash for the three months ended July 31, 2016. Cash used in operating activities for the three months ended July 31, 2017 was negatively impacted primarily by $29.4 million of increased inventory because of lower sales volumes and demand across almost all product lines and a build in inventory that is typical during the slow summer months of the firearm business, a $12.8 million decrease in accounts payable due to timing of payments, and $12.1 million of lower accrued payroll and incentives primarily because of management incentive bonuses that were paid during the three months ended July 31, 2017. These cash usages were partially offset by $15.5 million of decreased accounts receivable due to timing of customer payments and $1.6 million of increased accrued profit sharing. We anticipate that inventory levels will continue to grow over the next few quarters in anticipation of the upcoming fall hunting and holiday seasons, in preparation for our new product launches, and in advance of industry ordering shows in our third and fourth fiscal quarters.

Investing Activities

Cash used in investing activities decreased $6.3 million for the three months ended July 31, 2017 compared with the comparable quarter last year. We also recorded capital expenditures of $4.7 million during the three months ended July 31, 2017, $11.1 million lower than the comparable quarter last year. We currently expect to spend approximately $30.0 million on capital expenditures in fiscal 2018, a decrease of $4.9 million from the $34.9 million spent in fiscal 2017. As noted above, major capital expenditures in fiscal 2018 will primarily relate to tooling for new product offerings and various information technology projects.

Financing Activities

Cash provided by financing activities was $21.1 million for the three months ended July 31, 2017 compared with cash used in financing activities of $5.8 million for the three months ended July 31, 2016. Cash provided by financing activities during the three months ended July 31, 2017 was primarily a result of $25.0 million of additional borrowings under our Revolving Line, partially offset by payments of employee withholding tax related to vested restricted stock units and principal payments on our Term Loan.

On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $92.4 million was outstanding as of July 31, 2017. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of July 31, 2017, we had $75.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.73%, equal to the LIBOR rate plus an applicable margin. On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line available from the Lenders to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment. See Note 5 – Notes and Loans Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the Revolving Line are expected to be used for general corporate purposes and acquisitions.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of July 31, 2017.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $453,000 as of July 31, 2017. This swap, when combined with the applicable margin based on our consolidated leverage ratio as of April 20, 2017, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of July 31, 2017, our interest rate on the Term Loan was 3.06%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of July 31, 2017, there were no purchases under this stock repurchase program.

Our future capital requirements will depend on many factors, including net sales, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, the construction of our distribution center, and any acquisitions or strategic investments that we may determine to make. Further equity or debt financing may not be available to us on acceptable terms or at all. If sufficient funds are not available or are not available on acceptable terms, our ability to take advantage of unexpected business opportunities or to respond to competitive pressures could be limited or severely constrained.

As of July 31, 2017, we had $43.4 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, to which there have been no material changes. Actual results could differ from estimates made.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended July 31, 2017, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of July 31, 2017, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $92.4 million, and the aggregate net fair value of the interest rate swap was $453,000 as of July 31, 2017. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of July 31, 2017, the effective interest rate of our Term Loan was 3.06%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11 to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of July 31, 2017, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: September 7, 2017	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: September 7, 2017	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document