Form 10-Q
period 2017-10-31
AMERICAN OUTDOOR BRANDS CORP
filed 2017-12-07
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The registrant had 54,114,191 shares of common stock, par value $0.001, outstanding as of December 5, 2017.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Six Months Ended October 31, 2017 and 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
Signatures	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-10.114

EX-10.115

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Triumph®, Weather Shield®, Caldwell®, Delta Series®, Wheeler®, Tipton®, Frankford Arsenal®, Lockdown®, BOG-POD®, Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Imperial®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Shockstop™, Key Gear®, U-Dig-It®, Bubba Blade®, One Cut and You’re Through®, Gemtech®, G-Core®, Halo®, Integra®, and World Class Silencers® are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center Arms™, Impact!™, Strike™, Venture™, Defender Series™, Instinctive Activation™, LiNQ ™, Master Series™, UST™, Stinky Bubba™, Turkinator™, Blast Jacket™, One™, The Professional’s Choice for Decades™, and World Class Ammunition™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; estimated preliminary allocation of purchase price for acquired businesses; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief concerning the reasons for the reduction in adjusted NICS; our belief that revenue and profitability in the second fiscal quarter and first six months of fiscal 2018 were impacted by lower shipments across nearly all product lines as customer orders softened due to excessive channel inventories from multiple manufacturers combined with lower consumer demand; our belief that demand in the prior comparable periods was heightened primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election; our belief that our promotions on certain products in our fourth fiscal quarter of 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the second fiscal quarter and the six months ended October 31, 2017; our belief that excessive inventory from multiple manufacturers at retail locations has slowed firearm orders; our belief that inventory levels, both internally and in the distribution channel in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events and consumer tastes; our belief that inventory levels are expected to decrease in the second half of fiscal 2018 as a result of the manufacturing reductions, the expected traditional upswing in sales that seasonally occurs as a result of the fall hunting and holiday seasons, new product introductions, and winter distributor buying shows which typically result in peak sales during our fourth fiscal quarter; our belief that promotional product discounts helped increase or maintain market share for certain products; the effects of acquisitions on our overall financial performance, our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the competitive environment; the supply, availability, and costs of raw materials and components; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national distribution center; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 29, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	October 31, 2017	April 30, 2017
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,171	$61,549
Accounts receivable, net of allowance for doubtful accounts of $1,301 on October 31, 2017 and $598 on April 30, 2017	81,771	108,444
Inventories	178,946	131,682
Prepaid expenses and other current assets	7,630	6,123
Income tax receivable	11,280	10,643
Total current assets	347,798	318,441
Property, plant, and equipment, net	143,774	149,685
Intangibles, net	123,419	141,317
Goodwill	191,098	169,017
Other assets	10,174	9,576
	$816,263	$788,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,522	$53,447
Accrued expenses	37,312	51,686
Accrued payroll and incentives	9,629	21,174
Accrued income taxes	230	726
Accrued profit sharing	2,605	13,004
Accrued warranty	5,170	4,908
Current portion of notes and loans payable	81,300	6,300
Total current liabilities	181,768	151,245
Deferred income taxes	21,334	25,620
Notes and loans payable, net of current portion	207,992	210,657
Other non-current liabilities	7,738	7,352
Total liabilities	418,832	394,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,280,952 shares issued and 54,114,090 shares outstanding on October 31, 2017 and 72,017,288 shares issued and 53,850,426 shares outstanding on April 30, 2017	72	72
Additional paid-in capital	248,918	245,865
Retained earnings	370,231	369,164
Accumulated other comprehensive income	585	436
Treasury stock, at cost (18,166,862 shares on October 31, 2017 and April 30, 2017)	(222,375)	(222,375)
Total stockholders’ equity	397,431	393,162
	$816,263	$788,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net sales	$148,427	$233,528	$277,448	$440,479
Cost of sales	97,628	135,923	186,017	255,305
Gross profit	50,799	97,605	91,431	185,174
Operating expenses:
Research and development	2,746	2,698	5,532	4,851
Selling and marketing	15,351	12,527	27,069	21,721
General and administrative	24,713	30,229	54,041	53,926
Total operating expenses	42,810	45,454	86,642	80,498
Operating income	7,989	52,151	4,789	104,676
Other (expense)/income, net:
Other (expense)/income, net	(3)	(30)	1,295	(30)
Interest expense, net	(2,963)	(2,175)	(5,354)	(4,188)
Total other (expense)/income, net	(2,966)	(2,205)	(4,059)	(4,218)
Income from operations before income taxes	5,023	49,946	730	100,458
Income tax expense/(benefit)	1,789	17,463	(337)	32,752
Net income	3,234	32,483	1,067	67,706
Comprehensive income:
Change in unrealized income on interest rate swap	356	814	236	406
Other comprehensive income, before income taxes	356	814	236	406
Income tax expense on other comprehensive income	(128)	(285)	(87)	(134)
Other comprehensive income, net of tax	228	529	149	272
Comprehensive income	$3,462	$33,012	$1,216	$67,978
Net income per share:
Basic	$0.06	$0.58	$0.02	$1.21
Diluted	$0.06	$0.57	$0.02	$1.18
Weighted average number of common shares outstanding:
Basic	54,044	56,231	53,975	56,140
Diluted	54,656	57,136	54,800	57,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2017	72,017	$72	$245,865	$369,164	$436	18,167	$(222,375)	$393,162
Stock-based compensation	—	—	4,179	—	—	—	—	4,179
Shares issued under employee stock purchase plan	82	—	1,058	—	—	—	—	1,058
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	149	—	—	149
Issuance of common stock under restricted stock unit awards, net of shares surrendered	182	—	(2,184)	—	—	—	—	(2,184)
Net income	—	—	—	1,067	—	—	—	1,067
Balance at October 31, 2017	72,281	$72	$248,918	$370,231	$585	18,167	$(222,375)	$397,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,067	$67,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,317	23,772
Loss on sale/disposition of assets	34	104
Provision for losses on accounts receivable	354	308
Change in contingent consideration	(1,300)	—
Stock-based compensation expense	4,179	3,918
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	27,112	(3,538)
Inventories	(42,581)	(14,349)
Prepaid expenses and other current assets	(1,362)	(2,775)
Income taxes	(1,133)	(9,676)
Accounts payable	(8,725)	1,111
Accrued payroll and incentives	(11,640)	(4,728)
Accrued profit sharing	(10,399)	(4,699)
Accrued expenses	(13,084)	4,235
Accrued warranty	262	116
Other assets	(362)	(183)
Other non-current liabilities	609	52
Net cash (used in)/provided by operating activities	(30,652)	61,374
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(23,016)	(178,059)
Refunds on machinery and equipment	—	5,083
Receipts from note receivable	—	43
Payments to acquire patents and software	(254)	(425)
Proceeds from sale of property and equipment	6	—
Payments to acquire property and equipment	(9,863)	(23,312)
Net cash used in investing activities	(33,127)	(196,670)
Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	50,000
Cash paid for debt issuance costs	—	(525)
Payments on capital lease obligation	(323)	(298)
Payments on notes and loans payable	(3,150)	(28,150)
Proceeds from Economic Development Incentive Program	—	101
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,058	948
Payment of employee withholding tax related to restricted stock units	(2,184)	(4,163)
Net cash provided by financing activities	70,401	17,913
Net increase/(decrease) in cash and cash equivalents	6,622	(117,383)
Cash and cash equivalents, beginning of period	61,549	191,279
Cash and cash equivalents, end of period	$68,171	$73,896
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,844	$3,802
Income taxes	1,257	42,609

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing Activities:

	For the Six Months Ended October 31,
	2017	2016
	(In thousands)
Purchases of property and equipment included in accounts payable	$2,013	$3,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

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

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, and firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; Eagle, Idaho; and Deep River, Connecticut. We also sell our manufacturing services to other businesses under our Smith & Wesson and Deep River Plastics brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies, high-quality stainless steel cutting tools and accessories, flashlights, tree saws and related trimming accessories, shooting supplies, rests, and other related accessories, apparel, vault accessories, laser grips and laser sights, and a full range of products for survival and emergency preparedness. We sell our outdoor products and accessories under the following brands: Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, Bubba Blade, UST, and KeyGear. We develop and market our outdoor products and accessories at our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

On August 1, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC; on August 26, 2016, we acquired all of the issued and outstanding stock of Crimson Trace Corporation; and on November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc., in three separate transactions, which we refer to collectively as the 2017 Acquisitions.

On August 7, 2017, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and on August 11, 2017, we acquired Bubba Blade branded products and other assets from Fish Tales LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 3 – Acquisitions for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of October 31, 2017, the condensed consolidated statements of income and comprehensive income for the three and six months ended October 31, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the six months ended October 31, 2017, and the condensed consolidated statements of cash flows for the six months ended October 31, 2017 and 2016 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at October 31, 2017 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2017 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. The results of operations for the three and six months ended October 31, 2017 may not be indicative of the results that may be expected for the year ending April 30, 2018, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning December 15, 2017, and early adoption is permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance relating to principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. We plan to adopt the new standard on May 1, 2018 utilizing one of two acceptable methods: full retrospective adoption for all periods presented or modified retrospective adoption that presents a cumulative effect as of the adoption date. We have established an internal project team and have engaged third party specialists to assist us in evaluating the impact these ASUs will have on our condensed consolidated financial statements. We have substantially completed the diagnostic review of a sample of existing baseline contracts to identify potential differences that would result from applying the requirements under the new standard. As of October 31, 2017, we are in the process of evaluating the application of the new standard and cannot at this time estimate the impact the new standard will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We adopted ASU 2015-11 during the three months ended July 31, 2017. The impact on our condensed consolidated financial statements was not material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities arising from operating leases in a classified balance sheet. The requirements of this ASU are effective for financial statements for annual periods beginning after December 15, 2018, and early adoption is permitted. We have begun to review lease contract information from our subsidiaries and are currently evaluating the impact that ASU 2016-02 will have on our condensed consolidated financial statements.

(3) Acquisitions:

2018 Acquisitions

In August 2017, in two separate transactions, we acquired substantially all of the net assets of Gemtech and we acquired Bubba Blade branded products and other assets from Fish Tales, LLC for an aggregate purchase price of $23.0 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue projections, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of October 31, 2017, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Eagle, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The Gemtech business will be fully integrated into our Firearms segment and Bubba Blade branded products will be fully integrated into our Outdoor Products & Accessories segment. Therefore, we will not provide discrete financial information for the 2018 Acquisitions in the future.

We are in the process of finalizing the valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions. Therefore, the fair values for these acquisitions are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The 2018 Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and liability fair values as of each acquisition date, including the significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

The following table summarizes the estimated preliminary allocation of the purchase price for the 2018 Acquisitions (in thousands):

During the Three Months Ended
October 31, 2017
Accounts receivable	$846
Inventories	4,683
Other current assets	145
Property, plant, and equipment	506
Intangibles	6,400
Goodwill	11,846
Total assets acquired	24,426
Accounts payable	1,261
Accrued payroll	49
Other long term liabilities	100
Total liabilities assumed	1,410
$23,016

Included in general and administrative costs are $259,000 and $676,000 of acquisition-related costs incurred during the three and six months ended October 31, 2017, respectively, related to the 2018 Acquisitions.

We amortize intangible assets in proportion to expected annual revenue generated from the intangibles that we acquire. The following are the identifiable intangible assets acquired (in thousands) in the 2018 Acquisitions and their respective weighted average lives:

		Weighted Average
	Amount	Life (In years)
Developed technology	$1,700	5.9
Customer relationships	1,600	5.2
Trade names	3,100	5.6
	$6,400

Pro forma results of operations assuming that the 2018 Acquisitions had occurred May 1, 2016 are not required because of the immaterial impact on our consolidated financial statements for all periods presented.

2017 Acquisitions

In fiscal 2017, in three separate transactions, we acquired substantially all of the net assets of Taylor Brands, LLC (now referred to as BTI Tools, LLC) and Ultimate Survival Technologies, Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST,) as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue projections, during the six months ended October 31, 2017, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of October 31, 2017, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

We have substantially completed the valuation of the assets acquired and liabilities assumed related to the 2017 Acquisitions. During the six months ended October 31, 2017, we increased goodwill by $10.2 million, primarily as a result of changes to the valuation of customer relationship intangible assets and the impact to the value of the related deferred tax liabilities relating to the 2017 Acquisitions. As a result, we reduced amortization expense by $776,000, net of tax, during the three months ended October 31, 2017 relating to these changes.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

The following table summarizes the allocation of the purchase price for the 2017 Acquisitions (in thousands):

	2017 Acquisitions	Measurement
	(As Initially	Period	2017 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$11,635	$(200)	$11,435
Inventories	31,269	453	31,722
Income tax receivable	—	68	68
Other current assets	430	(132)	298
Property, plant, and equipment	8,232	—	8,232
Intangibles	97,850	(14,500)	83,350
Goodwill	92,801	10,096	102,897
Total assets acquired	242,217	(4,215)	238,002
Accounts payable	6,214	18	6,232
Accrued expenses	973	158	1,131
Accrued payroll	1,500	(72)	1,428
Accrued income taxes	6	(6)	—
Accrued warranty	98	96	194
Deferred income taxes	20,658	(4,409)	16,249
Total liabilities assumed	29,449	(4,215)	25,234
	$212,768	$—	$212,768

Included in general and administrative costs are $1.8 million and $3.2 million of acquisition-related costs for the 2017 Acquisitions incurred during the three and six months ended October 31, 2016, respectively. The 2017 Acquisitions generated revenue of $27.1 million and $42.6 million for the three and six months ended October 31, 2017, respectively.

We amortize intangible assets in proportion to expected yearly revenue generated from the intangibles that we acquire. We amortize order backlog over the estimated life during which the backlog is fulfilled. The following are the identifiable intangible assets acquired (in thousands) in the 2017 Acquisitions and their respective weighted average lives:

		Weighted Average
	Amount	Life (In years)
Developed technology	$3,000	4.1
Customer relationships	62,100	5.0
Trade names	17,000	4.8
Order backlog	1,150	0.3
Non-competition agreement	100	3.4
	$83,350

The following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Three	For the Six
	Months Ended	Months Ended
	October 31, 2016	October 31, 2016
Net sales	$241,021	$470,114
Income from operations	55,045	106,533
Net income per share - diluted	0.63	1.26

The unaudited pro forma income from operations for the three and six months ended October 31, 2016 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog recorded as if the 2017 Acquisitions had occurred on May 1, 2015. The unaudited pro

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

forma results are presented for informational purposes only and are not necessarily indicative of the actual results that would have been achieved had the 2017 Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

(4) Goodwill:

The changes in the carrying amount of goodwill for the three and six months ended October 31, 2017 by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill
Balance as of April 30, 2017	$13,770	$155,247	$169,017
Adjustments	—	83	83
Balance as of July 31, 2017	13,770	155,330	169,100
Adjustments	—	10,152	10,152
Acquisitions	4,619	7,227	11,846
Balance as of October 31, 2017	$18,389	$172,709	$191,098

Refer to Note 11 — Segment Information below for more detail.

(5) Notes and Loans Payable:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $90.8 million was outstanding as of October 31, 2017. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. We incurred $1.0 million of debt issuance costs related to the Credit Agreement, which are included in notes and loans payable in the accompanying condensed consolidated balance sheet.  On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of October 31, 2017, we had $125.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.99%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 for the Term Loan will be due in full.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2017, our interest rate on the Term Loan was 3.31%.

As of October 31, 2017, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on October 31, 2017 was an asset of $808,000 and was included in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

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

For the Three and Six Months Ended October 31, 2017 and 2016

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

The limitation on indebtedness in the 5.000% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.000% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.000% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 5.000% Senior Notes as of October 31, 2017 approximates fair value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned.

Letters of Credit – At October 31, 2017, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $68.2 million and $61.5 million as of October 31, 2017 and April 30, 2017, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

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

The carrying value of our Term Loan approximated the fair value as of October 31, 2017, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of October 31, 2017 approximated the carrying value in considering Level 2 inputs within the hierarchy as the Senior Notes are not frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 — Notes and Loans Payable.

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

In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue projections, during the six months ended October 31, 2017, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of October 31, 2017, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue projections, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of October 31, 2017, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of October 31, 2017 and April 30, 2017 (in thousands):

	October 31, 2017	April 30, 2017
Finished goods (a)	$111,428	$61,080
Finished parts	46,371	51,177
Work in process	8,057	9,379
Raw material	13,090	10,046
Total inventories	$178,946	$131,682

(a) The increase in finished goods inventory was primarily related to our Firearms segment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

(8) Intangible Assets:

The following table presents a summary of intangible assets as of October 31, 2017 and April 30, 2017 (in thousands):

	October 31, 2017			April 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,360	$(21,843)	$70,517	$105,260	$(16,463)	$88,797
Developed technology	21,130	(6,696)	14,434	19,430	(5,436)	13,994
Patents, trademarks, and trade names	56,640	(19,031)	37,609	53,308	(15,619)	37,689
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	171,280	(48,720)	122,560	179,148	(38,668)	140,480
Patents in progress	633	—	633	611	—	611
Total definite-lived intangible assets	171,913	(48,720)	123,193	179,759	(38,668)	141,091
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$172,139	$(48,720)	$123,419	$179,985	$(38,668)	$141,317

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $4.3 million and $5.6 million for the three months ended October 31, 2017 and 2016, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $10.1 million and $8.3 million for the six months ended October 31, 2017 and 2016, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2018 and succeeding fiscal years is as follows:

Fiscal	Amount
2018	$10,955
2019	21,967
2020	19,092
2021	16,484
2022	14,104
Thereafter	39,958
Total	$122,560

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2017. Other than the reduction in the fair value of the contingent consideration liability discussed above, there were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the six months ended October 31, 2017, and therefore intangible assets were not tested for impairment.

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of October 31, 2017, there were no share repurchases under this stock repurchase program.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and six months ended October 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended October 31,
	2017			2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$3,234	54,044	$0.06	$32,483	56,231	$0.58
Effect of dilutive stock awards	—	612	—	—	905	(0.01)
Diluted earnings	$3,234	54,656	$0.06	$32,483	57,136	$0.57

	For the Six Months Ended October 31,
	2017			2016
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$1,067	53,975	$0.02	$67,706	56,140	$1.21
Effect of dilutive stock awards	—	825	—	—	1,005	(0.03)
Diluted earnings	$1,067	54,800	$0.02	$67,706	57,145	$1.18

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and six months ended October 31, 2017 and 2016. For the three and six months ended October 31, 2017, there were 24,359 and 14,023 shares, respectively, of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Incentive Stock and Employee Stock Purchase Plans

We have two incentive stock plans: the 2004 Incentive Stock Plan and the 2013 Incentive Stock Plan. New grants under the 2004 Incentive Stock Plan have not been made since the approval of the 2013 Incentive Stock Plan at our September 23, 2013 annual meeting of stockholders. All new grants covering all participants are issued under the 2013 Incentive Stock Plan. Except in specific circumstances, grants vest over a period of three or four years and stock options are exercisable for a period of 10 years from the date of grant. The plan also permits the grant of awards to non-employees, which our board of directors has authorized in the past.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

The number of shares and weighted average exercise prices of stock options for the six months ended October 31, 2017 and 2016 were as follows:

	For the Six Months Ended October 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	335,160	$6.58	389,360	$6.16
Exercised during the period	—	—	—	—
Options outstanding, end of period	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.51 years		4.53 years
Options exercisable, end of period	335,160	$6.58	389,360	$6.16
Weighted average remaining contractual life	3.51 years		4.53 years

The aggregate intrinsic value of outstanding and exercisable stock options as of October 31, 2017 and 2016 was $2.6 million and $7.9 million, respectively. There were no stock options exercised for the six months ended October 31, 2017 and 2016. At October 31, 2017, there were no unrecognized compensation costs of outstanding stock options.

On September 26, 2011, our stockholders approved our ESPP. Under the ESPP, each participant is granted an option to purchase our common stock on each subsequent exercise date during the offering period (as such terms are defined in the ESPP) in accordance with the terms of the ESPP. The option to purchase shares is exercised automatically unless the participant withdraws from the plan in accordance with the terms of the ESPP or the participant’s employment is terminated. Neither plan contributions credited to a participant’s account nor any rights to exercise any option or receive shares of common stock may be assigned, transferred, pledged, or otherwise disposed of other than by will or the laws of descent and distribution. In the event of certain corporate transactions, each option outstanding under our ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation.

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the six months ended October 31, 2017 and 2016, 81,643 and 66,812 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $4.2 million and $3.9 million for the six months ended October 31, 2017 and 2016, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

We grant service-based RSUs to employees, consultants, and directors. The awards are made at no cost to the recipient. An RSU represents the right to acquire one share of our common stock and does not carry voting or dividend rights. Except in specific circumstances, RSU grants to employees generally vest over a period of three or four years with one-third or one-fourth of the units vesting, respectively, on each anniversary of the grant date. We amortize the aggregate fair value of our RSU grants to compensation expense over the vesting period.

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

For the Three and Six Months Ended October 31, 2017 and 2016

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

During the six months ended October 31, 2017, we granted an aggregate of 220,872 service-based RSUs, including 177,560 to non-executive officer employees and 43,312 to our directors. In addition, in connection with a 2014 grant of 105,500 PSUs (i.e., the target amount granted), which achieved 115.2% of the targeted award, we vested and delivered awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $3.8 million for the six months ended October 31, 2017. We delivered common stock to our employees, including our executive officers during the six months ended October 31, 2017 under vested RSUs and PSUs with a total market value of $5.9 million.

During the six months ended October 31, 2016, we granted an aggregate of 225,634 service-based RSUs, including 170,738 RSUs to non-executive officer employees; 24,896 RSUs to our directors; and 30,000 RSU’s to a newly hired executive officer. In addition, in connection with a 2013 grant of 118,500 PSUs (i.e. the target amount granted), which achieved 200.0% of the targeted award, or the maximum award possible, we vested and delivered awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $3.6 million for the six months ended October 31, 2016. During the six months ended October 31, 2016, we cancelled 15,006 service-based RSUs as a result of the service condition not being met. We delivered common stock to our employees, including our executive officers, during the six months ended October 31, 2016 under vested RSUs and PSUs with a total market value of $10.2 million.

A summary of activity in unvested RSUs and PSUs for the six months ended October 31, 2017 and 2016 is as follows:

	For the Six Months Ended October 31,
	2017		2016
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,428,848	$18.46	1,215,753	$15.38
Awarded	236,876	20.84	344,134	16.94
Vested	(281,263)	16.91	(363,702)	11.53
Forfeited	(122,473)	14.53	(15,006)	15.99
RSUs and PSUs outstanding, end of period	1,261,988	$19.33	1,181,179	$17.02

As of October 31, 2017, there was $11.4 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.6 years.

(10) Commitments and Contingencies:

Litigation

We are a defendant in five product liability cases and are aware of seven other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we are a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

In addition, from time to time, we are involved in lawsuits, claims, investigations, and proceedings, including commercial, environmental, and employment matters, which arise in the ordinary course of business.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

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

Rental Leases

On October 26, 2017, our wholly owned subsidiary, Smith & Wesson Corp., or Smith & Wesson, entered into a lease agreement, or the Lease, with Ryan Boone County, LLC, an affiliate of Ryan Companies US, Inc., for the design, construction, and lease of an approximately 632,000 square foot national distribution center in the Columbia area of Boone County, Missouri. The initial term of the lease is 20 years commencing on the rent commencement date, which is expected to begin in the second half of fiscal 2019. The Lease contains six, five-year options to extend the lease term. The base rent is calculated as a percentage multiplied by the project costs. The annual lease expense, including base rent, is estimated to be between $3.3 million and $3.5 million. We expect to receive various tax and other incentives from federal, state, and local governmental authorities. Under the Lease, we have a one-time right to purchase the distribution center and, under certain circumstances, may share with the landlord any gain on the sale of the property to a third party. We have guaranteed the Lease and expect it will be classified as a capital lease. Costs incurred by Ryan Boone County, LLC throughout building construction will be recorded in construction in progress, offset by a capital lease payable, and will have no impact on cash flow during fiscal 2018. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, over the next two fiscal years, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national distribution center.

(11) Segment Information:

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories. Our two segments are defined based on the reporting and review process used by the chief operating decision maker, our Chief Executive Officer. The Firearms segment has been determined to be a single operating segment and reporting segment based on our reliance on production metrics, such as gross margin per unit produced, units produced per day, incoming orders per day, and revenue produced by trade channel, all of which are particular to the Firearms segment. The Outdoor Products & Accessories segment represents two operating segments that have been aggregated into a single reportable segment, which are evaluated by a measurement of incoming orders per day and sales and gross margin by customer and brand.

The Firearms segment includes our firearms and other components, which we manufacture at our facilities in Springfield, Massachusetts; Houlton, Maine; Eagle, Idaho; and Deep River, Connecticut and our firearm products, which we develop, assemble, and market in our Springfield, Massachusetts facility. The Outdoor Products & Accessories segment includes our accessories,

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

camping, and survival products, which we develop, source, market, and distribute at our facilities in Columbia, Missouri and Jacksonville, Florida and our electro-optics products, which we develop, market, and assemble in our Wilsonville, Oregon facility.  We report operating costs based on the activities performed within each segment.

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of October 31, 2017 and April 30, 2017 (in thousands):

	As of October 31, 2017			As of April 30, 2017
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$411,922	$404,341	$816,263	$393,341	$394,695	$788,036
Property, plant, and equipment, net	130,074	13,700	143,774	135,985	13,700	149,685
Intangibles, net	5,020	118,399	123,419	2,792	138,525	141,317
Goodwill	18,389	172,709	191,098	13,770	155,247	169,017

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

Results by business segment are presented in the following tables for the three months ended October 31, 2017 and 2016 (in thousands):

	For the Three Months Ended October 31, 2017 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$100,305	$48,122	$—	$—	$148,427
Intersegment revenue	1,112	2,670	—	(3,782)	—
Total net sales	101,417	50,792	—	(3,782)	148,427
Cost of sales	72,164	28,383	—	(2,919)	97,628
Gross margin	29,253	22,409	—	(863)	50,799
Operating income/(loss)	2,264	2,584	(10,744)	13,885	7,989
Income tax expense/(benefit)	3,666	1,069	(2,946)	—	1,789

	For the Three Months Ended October 31, 2016 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$194,475	$39,053		$—	$—	$233,528
Intersegment revenue	932	3,301		—	(4,233)	—
Total net sales	195,407	42,354		—	(4,233)	233,528
Cost of sales	113,981	25,163	(b)	—	(3,221)	135,923
Gross margin	81,426	17,191		—	(1,012)	97,605
Operating income/(loss)	52,255	(391)		(11,858)	12,145	52,151
Income tax expense/(benefit)	20,797	673		(4,007)	—	17,463

Results by business segment are presented in the following tables for the six months ended October 31, 2017 and 2016 (in thousands):

	For the Six Months Ended October 31, 2017 (a)
	Firearms	Outdoor Products & Accessories	Corporate	Intersegment Eliminations	Total
Revenue from external customers	$198,662	$78,786	$—	$—	$277,448
Intersegment revenue	2,193	4,541	—	(6,734)	—
Total net sales	200,855	83,327	—	(6,734)	277,448
Cost of sales	144,922	46,815	—	(5,720)	186,017
Gross margin	55,933	36,512	—	(1,014)	91,431
Operating income/(loss)	2,932	(2,309)	(22,513)	26,679	4,789
Income tax expense/(benefit)	6,063	(567)	(5,833)	—	(337)

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Six Months Ended October 31, 2017 and 2016

	For the Six Months Ended October 31, 2016 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$386,875	$53,604		$—	$—	$440,479
Intersegment revenue	1,726	3,363		—	(5,089)	—
Total net sales	388,601	56,967		—	(5,089)	440,479
Cost of sales	226,351	33,037	(b)	—	(4,083)	255,305
Gross margin	162,250	23,930		—	(1,006)	185,174
Operating income/(loss)	106,672	(3,275)		(22,781)	24,060	104,676
Income tax expense/(benefit)	40,763	(384)		(7,627)	—	32,752

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes $3.8 million of additional cost of goods sold from the fair value step-up in inventory and backlog expense related to the acquisition of Crimson Trace Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. This section sets forth key objectives and performance indicators used by us as well as key industry data tracked by us.

We report our results of operations in two segments: (1) Firearms and (2) Outdoor Products & Accessories.

In fiscal 2017, in three separate transactions, we acquired substantially all of the net assets of Taylor Brands, LLC (now referred to as BTI Tools, LLC) and Ultimate Survival Technologies, Inc., (now referred to as Ultimate Survival Technologies, LLC, or UST), as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. We collectively refer to the acquisitions of BTI Tools, LLC, Crimson Trace Corporation, and UST as the 2017 Acquisitions. Results of operations for the three and six months ended October 31, 2016 include the activity for the period subsequent to the respective acquisition dates of Taylor Brands, LLC and Crimson Trace Corporation. The UST acquisition was completed subsequent to October 31, 2016. Therefore, that transaction did not have any impact on our results of operations for the three and six months ended October 31, 2016.

In August 2017, in two separate transactions, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and we acquired Bubba Blade branded products and other assets from Fish Tales, LLC for an aggregate purchase price of $23.0 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. Gemtech, based in Eagle, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. We collectively refer to the acquisitions of Gemtech and Bubba Blade branded products as the 2018 Acquisitions. The 2018 Acquisitions did not have a material impact on our results of operations for the three and six months ended October 31, 2017.

Second Quarter Fiscal 2018 Highlights

Our operating results for the three months ended October 31, 2017 included the following:

•	Company net sales were $148.4 million, a decrease of $85.1 million, or 36.4%, from the comparable quarter last year.
•	Firearms segment gross sales were $101.4 million, which included $1.1 million of intersegment revenue, a decrease of $94.0 million, or 48.1%, from the comparable quarter last year.
•

Outdoor Products & Accessories segment gross sales were $50.8 million, which included $2.7 million of intersegment revenue, an increase of $8.4 million, or 19.9%, from the comparable quarter last year. Inorganic gross sales totaled $9.9 million, or 19.4%, of gross sales for this segment for the three months ended October 31, 2017. Organic gross sales in this segment declined 3.4%, which was attributed entirely to reduced intercompany sales of electro-optics products.

•	Company gross margin was 34.2%, a decrease of 7.6% from the comparable quarter last year.
•

Company net income was $3.2 million, or $0.06 per diluted share, compared with $32.5 million, or $0.57 per diluted share, for the comparable quarter last year. Included in net income for the three months ended October 31, 2017 and 2016 was $4.3 million and $4.6 million, respectively, of amortization of acquired intangible assets related to our acquisitions.

Our operating results for the six months ended October 31, 2017 included the following:

•	Company net sales were $277.4 million, a decrease of $163.0 million, or 37.0%, from the prior year comparable period.
•	Firearms segment gross sales were $200.9 million, which included $2.2 million of intersegment revenue, a decrease of $187.7 million, or 48.3%, from the prior year comparable period.
•

Outdoor Products & Accessories segment gross sales were $83.3 million, which included $4.5 million of intersegment revenue, an increase of $26.4 million, or 46.3%, from the prior year comparable period. Inorganic gross sales totaled $20.1 million, or 24.2%, of gross sales for this segment for the six months ended October 31, 2017. Organic gross sales in this segment grew 10.9%.

•	Company gross margin was 33.0%, a decrease of 9.0% from the prior year comparable period.

•

Company net income was $1.1 million, or $0.02 per diluted share, compared with $67.7 million, or $1.18 per diluted share, for the prior year comparable period. Included in net income for the six months ended October 31, 2017 and 2016 was $10.0 million and $7.1 million, respectively, of amortization of acquired intangible assets related to our acquisitions.

Net Sales

The following table sets forth certain information regarding net sales for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Handguns	$68,244	$140,451	$(72,207)	-51.4%
Long Guns	24,799	44,781	(19,982)	-44.6%
Other Products & Services	7,262	9,243	(1,981)	-21.4%
Firearms Segment	100,305	194,475	(94,170)	-48.4%
Outdoor Products & Accessories Segment	48,122	39,053	9,069	23.2%
Total Net Sales	$148,427	$233,528	$(85,101)	-36.4%

Company net sales for the three months ended October 31, 2017 were $148.4 million, a decrease of $85.1 million, or 36.4%, from net sales of $233.5 million for the three months ended October 31, 2016. Net sales for our Firearms segment for the three months ended October 31, 2017 decreased 48.4% from the comparable quarter last year. We had lower shipments across nearly all product lines as customer orders softened in light of ongoing excessive channel inventories from multiple manufacturers combined with lower consumer demand from the comparable quarter last year (as indicated by a 15.0% reduction in the adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). We believe the demand in the prior year comparable quarter was heightened primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election. Our handgun product revenue decreased $72.2 million, or 51.4%, from the comparable quarter last year with lower demand for the majority of our products, offset by revenue generated by the newly introduced full size and compact M&P branded polymer pistols as well as our new concealed carry M&P branded polymer pistols. Revenue for our long guns decreased $20.0 million, or 44.6%, from the comparable quarter last year as a result of lower demand for our modern sporting rifles, offset by increased revenue for certain Thompson/Center Arms branded hunting rifles. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 18.8% of firearm revenue for the three months ended October 31, 2017 and included our second generation full size and compact M&P branded polymer pistols, new concealed carry M&P branded polymer pistols, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.2% for the three months ended October 31, 2017 compared with the comparable quarter last year. The reduction in the number of units sold negatively impacted firearm revenue by 47.4%.

Due to the decline in shipments over the past two quarters, combined with an inventory build related to new product introductions later in the year, we experienced an increase in overall inventory levels. In order to address this, we recently took certain actions to reduce our outsourced manufacturing of firearm parts as well as our overall production output levels at certain of our facilities. Although those actions have helped to slow our inventory build, such reductions take time; thus, we continued to build internal inventory during the quarter. We currently expect inventory to decline throughout the remainder of the fiscal year as a result of the manufacturing reductions, the expected traditional upswing in sales that seasonally occurs as a result of the fall hunting and holiday seasons, new product introductions, and the winter distributor buying shows which typically result in peak sales during our fourth fiscal quarter. Although distributor inventory of our firearm products remained high, there was a slight decline in distributor inventory levels during the three months ended October 31, 2017. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Net sales for our Outdoor Products & Accessories segment for the three months ended October 31, 2017 increased 23.2% from the comparable quarter last year, primarily as a result of the 2017 Acquisitions in the prior fiscal year. Inorganic net sales totaled $9.3 million, or 19.3%, of net sales for this segment. Organic revenue in this segment was flat from the comparable quarter last year. Net sales for our Outdoor Products & Accessories segment was 32.4% of total company net sales compared with 16.7% in the prior year comparable period.

The following table sets forth certain information regarding trade channel net sales for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Sporting Goods Distribution Channel	$130,823	$211,916	$(81,093)	-38.3%
Professional Channel	13,703	17,345	(3,642)	-21.0%
Other Products & Services	3,901	4,267	(366)	-8.6%
Total Net Sales	$148,427	$233,528	$(85,101)	-36.4%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended October 31, 2017 and 2016 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change
Handguns	243	464	(221)	-47.6%
Long Guns	83	99	(16)	-16.2%

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change
Handguns	215	429	(214)	-49.9%
Long Guns	78	90	(12)	-13.3%

Professional Channel Units Shipped	2017	2016	# Change	% Change
Handguns	28	35	(7)	-20.0%
Long Guns	5	9	(4)	-44.4%

Total unit shipments for handguns declined at a slower rate than our decline in revenue for handguns as a result of promotional product shipments during the quarter, which lowered our average selling price. Total unit shipments for long guns declined at a substantially slower rate than our decline in revenue for long guns as a result of promotional product shipments during the quarter and product mix primarily driven by lower demand for our higher priced modern sporting rifles offset by increased shipments for certain lower priced Thompson/Center Arms branded hunting rifles.

The following table sets forth certain information regarding net sales for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Handguns	$142,478	$279,349	$(136,871)	-49.0%
Long Guns	40,658	89,316	(48,658)	-54.5%
Other Products & Services	15,526	18,210	(2,684)	-14.7%
Firearms Segment	198,662	386,875	(188,213)	-48.6%
Outdoor Products & Accessories Segment	78,786	53,604	25,182	47.0%
Total Net Sales	$277,448	$440,479	$(163,031)	-37.0%

Company net sales for the six months ended October 31, 2017 were $277.4 million, a decrease of $163.0 million, or 37.0%, from net sales of $440.5 million for the six months ended October 31, 2016. Net sales for our Firearms segment for the six-month period ended October 31, 2017 decreased 48.6% from the prior year comparable period. We had lower shipments across nearly all product lines as customer orders softened in light of ongoing excessive channel inventories combined with lower consumer demand compared to the same period last year (as indicated by a 13.2% reduction in adjusted NICS). In addition to the same factors impacting the second quarter, promotions on certain products in our fourth fiscal quarter ended April 30, 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the six months ended October 31, 2017. Our handgun product revenue decreased $136.9 million, or 49.0%, from the prior year comparable period with lower demand for the majority of our products offset by revenue generated by the newly introduced full size M&P branded polymer pistols. Revenue for our long guns decreased $48.7 million, or 54.5%, from the prior year comparable period as a result of lower demand for our modern sporting rifles. New products represented 28.2% of firearm revenue for the six months ended October 31, 2017 and included our second generation M&P branded polymer pistol and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.2% for the six months ended October 31, 2017 compared with the prior year comparable period. The reduction in the number of units sold negatively impacted firearm revenue by 45.5%.

Net sales for our Outdoor Products & Accessories segment for the six months ended October 31, 2017 increased 47.0% from the comparable period last year, primarily as a result of the 2017 Acquisitions in the prior fiscal year. Inorganic net sales totaled $18.8 million, or 23.8%, of net sales for this segment. Organic revenue growth in this segment was 12.0%. Net sales for our Outdoor Products & Accessories segment was 28.4% of total company net sales compared with 12.2% in the prior year comparable period.

The following table sets forth certain information regarding trade channel net sales for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Sporting Goods Distribution Channel	$239,887	$397,933	$(158,046)	-39.7%
Professional Channel	28,842	34,346	(5,504)	-16.0%
Other Products & Services	8,719	8,200	519	6.3%
Total Net Sales	$277,448	$440,479	$(163,031)	-37.0%

The following table sets forth certain information regarding firearm units shipped by trade channel for the six months ended October 31, 2017 and 2016 (units in thousands):

Total Units Shipped	2017	2016	# Change	% Change
Handguns	549	920	(371)	-40.3%
Long Guns	135	210	(75)	-35.7%

Sporting Goods Distribution Channel Units Shipped	2017	2016	# Change	% Change
Handguns	489	848	(359)	-42.3%
Long Guns	123	195	(72)	-36.9%

Professional Channel Units Shipped	2017	2016	# Change	% Change
Handguns	60	72	(12)	-16.7%
Long Guns	12	15	(3)	-20.0%

Total unit shipments for handguns declined at a slower rate than our decline in revenue for handguns as a result of promotional product shipments during the period, which lowered our average selling price. Total unit shipments for long guns declined at a substantially slower rate than our decline in revenue for long guns as a result of promotional product shipments during the period and product mix primarily driven by lower demand for our higher priced modern sporting rifles offset by increased shipments for certain lower priced Thompson/Center Arms branded hunting rifles.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended October 31, 2017 and 2016 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change
Cost of sales	$97,628	$135,923	$(38,295)	-28.2%
Gross profit	$50,799	$97,605	$(46,806)	-48.0%
% of net sales (gross margin)	34.2%	41.8%

Firearms Segment	2017	2016	$ Change	% Change
Cost of sales	$71,095	$112,702	$(41,607)	-36.9%
Gross profit	$29,209	$81,773	$(52,564)	-64.3%
% of net sales (gross margin)	29.1%	42.0%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change
Cost of sales	$26,533	$23,221	$3,312	14.3%
Gross profit	$21,590	$15,832	$5,758	36.4%
% of net sales (gross margin)	44.9%	40.5%

Gross margin for the three months ended October 31, 2017 for our Firearms segment decreased by 12.9% from the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, additional promotional product discounts and rebates, and unfavorable manufacturing fixed-cost absorption. The unfavorable manufacturing fixed-cost absorption from lower sales volumes negatively impacted gross margin by 13.3%. The additional promotional product discounts and rebates resulted in a 4.4% reduction in gross margin. We believe these promotional product discounts helped increase or maintain market share for certain products. Those decreases were partially offset by favorable manufacturing spending, product mix, and favorable price increases, which, combined, had a 5.9% favorable impact on gross margin.

Gross margin for the three months ended October 31, 2017 for our Outdoor Products & Accessories segment increased 4.4% from the comparable quarter last year. The three months ended October 31, 2016 included $3.8 million of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which yielded a 9.7% unfavorable impact on gross margin on that segment. Excluding this expense in the comparable quarter last year, gross margin decreased 5.3% for the three months ended October 31, 2017. Inorganic gross margin negatively impacted our Outdoor Products & Accessories segment gross margin by 1.0%, primarily because gross margins for our survival products are generally lower than the other products in this segment. Organic gross margins decreased by 4.3% from the prior comparable quarter last year resulting from a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 5.1% for the three months ended October 31, 2017.

The following table sets forth certain information regarding cost of sales and gross profit for the six months ended October 31, 2017 and 2016 (dollars in thousands):

Total Company	2017	2016	$ Change	% Change
Cost of sales	$186,017	$255,305	$(69,288)	-27.1%
Gross profit	$91,431	$185,174	$(93,743)	-50.6%
% of net sales (gross margin)	33.0%	42.0%

Firearms Segment	2017	2016	$ Change	% Change
Cost of sales	$142,551	$224,421	$(81,870)	-36.5%
Gross profit	$56,110	$162,454	$(106,344)	-65.5%
% of net sales (gross margin)	28.2%	42.0%

Outdoor Products & Accessories Segment	2017	2016	$ Change	% Change
Cost of sales	$43,466	$30,884	$12,582	40.7%
Gross profit	$35,321	$22,720	$12,601	55.5%
% of net sales (gross margin)	44.8%	42.4%

Gross margin for the six months ended October 31, 2017 for our Firearms segment decreased by 13.8% from the prior year comparable period, primarily because of a combination of reduced sales volumes across nearly all product lines, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments. The unfavorable manufacturing fixed-cost absorption from lower sales volumes and inventory valuation adjustments negatively impacted gross margin by 14.6%. The additional promotional product discounts resulted in a 6.2% reduction in gross margin. We believe these promotional product discounts helped increase or maintain market share for certain products and improve production volumes. Those decreases were partially offset by favorable manufacturing spending, product mix, and price increases which had a 5.1% favorable impact on gross margin.

Gross margin for the six months ended October 31, 2017 for our Outdoor Products & Accessories segment increased 2.4% from the prior year comparable period. The six months ended October 31, 2016 included $3.8 million of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which yielded a 7.1% unfavorable impact on gross margin on that segment. Excluding this expense in the comparable quarter last year, gross margin decreased 4.7% for the six months ended October 31, 2017. Inorganic gross margin negatively impacted our Outdoor Products & Accessories segment gross margin by 2.0%, primarily because the gross margin of our survival products are generally lower than other products in this segment, partially offset by the higher gross margin for our electro-optic products. Organic gross margins decreased 2.7% from the prior year comparable period resulting from a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 4.8% for the six months ended October 31, 2017.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Research and development	$2,746	$2,698	$48	1.8%
Selling and marketing	15,351	12,527	2,824	22.5%
General and administrative	24,713	30,229	(5,516)	-18.2%
Total operating expenses	$42,810	$45,454	$(2,644)	-5.8%
% of net sales	28.8%	19.5%

Operating expenses decreased $2.6 million from the comparable quarter last year. Selling and marketing expenses increased primarily because of $1.5 million of increased advertising expenses related to co-op adverting and rebate expenses, $1.0 million of increased rep group commissions, and $1.2 million of inorganic selling and marketing expenses, offset by $808,000 of decreased management incentives expense. General and administrative expenses decreased as a result of $5.6 million of reduced profit sharing and management incentives expense because of lower profit, a $1.9 million decrease in professional fees, a $967,000 decrease in acquisition-related costs, and a $1.0 million decrease in donations to the National Rifle Association because of timing of payment, offset by $2.9 million of inorganic general and administrative expenses, and an $839,000 increase in other expenses, including travel and entertainment and stock compensation.

The following table sets forth certain information regarding operating expenses for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Research and development	$5,532	$4,851	$681	14.0%
Selling and marketing	27,069	21,721	5,348	24.6%
General and administrative	54,041	53,926	115	0.2%
Total operating expenses	$86,642	$80,498	$6,144	7.6%
% of net sales	31.2%	18.3%

Operating expenses increased $6.1 million over the prior year comparable period. Research and development expenses increased primarily because of $600,000 of inorganic expenses. Selling and marketing expenses increased primarily because of $3.1 million of inorganic selling and marketing expenses, $1.4 million of increased advertising expenses related to co-op advertising and rebate expenses, $1.2 million of increased rep group commissions, and $392,000 of increased professional fees, partially offset by $962,000 of decreased management incentives expense. General and administrative expenses remained relatively flat in spite of inorganic general and administrative expenses totaling $7.7 million, and $1.4 million of increased other expenses, including professional fees and travel and entertainment, offset by a $7.8 million decrease in profit sharing and management incentives expense because of lower profit, and a $2.5 million decrease in acquisition-related costs.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating income	$7,989	$52,151	$(44,162)	-84.7%
% of net sales (operating margin)	5.4%	22.3%

Operating income for the three months ended October 31, 2017 was $8.0 million, a decrease of $44.2 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all product lines, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and increased operating expenses resulting from the 2017 Acquisitions, partially offset by reduced organic operating expenses related to profit sharing and management incentives expense, lower acquisition-related costs, and decreased professional fees.

The following table sets forth certain information regarding operating income for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating income	$4,789	$104,676	$(99,887)	-95.4%
% of net sales (operating margin)	1.7%	23.8%

Operating income for the six months ended October 31, 2017 was $4.8 million, a decrease of $99.9 million from the prior year comparable period, primarily because of the reasons discussed above, offset by reduced organic general and administrative expenses related to profit sharing and management incentives expense, lower acquisition-related costs, and decreased professional fees.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Other (expense)/income	$(3)	$(30)	$27	90.0%

The following table sets forth certain information regarding operating income/(expense) for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Other income/(expense)	$1,295	$(30)	$1,325	N/A

Other income/(expense) increased $1.3 million as a result of recording a $1.3 million reduction in the contingent consideration liability in connection with the acquisition of UST, because we do not expect the acquired business will achieve the performance metrics.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Interest expense	$(2,963)	$(2,175)	$(788)	36.2%

Interest (expense)/income increased by $788,000 over the comparable quarter last year because of higher interest payments to service $125.0 million of borrowings outstanding under our revolving line of credit.

The following table sets forth certain information regarding interest expense for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Interest expense	$(5,354)	$(4,188)	$(1,166)	27.8%

Interest expense increased by $1.2 million over the prior year comparable period because of higher interest payments to service $125.0 million of borrowings outstanding under our revolving line of credit.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Income tax expense	$1,789	$17,463	$(15,674)	-89.8%
% of income from operations (effective tax rate)	35.6%	35.0%		0.7%

We recorded income tax expense of $1.8 million for the three months ended October 31, 2017, a $15.7 million decrease from the comparable quarter last year, because of lower operating profit for the reasons previously discussed.

The following table sets forth certain information regarding income tax (benefit)/expense for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Income tax (benefit)/expense	$(337)	$32,752	$(33,089)	-101.0%
% of income from operations (effective tax rate)	-46.2%	32.6%		-78.8%

We recorded an income tax benefit of $337,000 for the six months ended October 31, 2017, a $33.1 million decrease from the comparable quarter last year, because of lower operating profit for the reasons previously discussed. The income tax benefit for the six months ended October 31, 2017 resulted from the impact of a discrete item relating to stock compensation.

Net Income

The following table sets forth certain information regarding net (loss)/income and the related per share data for the three months ended October 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change
Net income	$3,234	$32,483	$(29,249)	-90.0%
Net income per share
Basic	$0.06	$0.58	$(0.52)	-89.7%
Diluted	$0.06	$0.57	$(0.51)	-89.5%

Net income of $3.2 million for the three months ended October 31, 2017 was $29.2 million lower than net income of $32.5 million in the comparable quarter last year, primarily from lower revenue, the negative impacts on gross margin discussed above, and increased operating expenses resulting from the 2017 Acquisitions. This was offset by lower profit sharing expense, acquisition-related expenses, and management incentives.

The following table sets forth certain information regarding net (loss)/income and the related per share data for the six months ended October 31, 2017 and 2016 (dollars in thousands, except per share data):

	2017	2016	$ Change	% Change
Net income	$1,067	$67,706	$(66,639)	-98.4%
Net income per share
Basic	$0.02	$1.21	$(1.19)	-98.3%
Diluted	$0.02	$1.18	$(1.16)	-98.3%

Net income of $1.1 million for the six months ended October 31, 2017 was $66.6 million lower than net income of $67.7 million in the prior year comparable period primarily because of lower revenue, the negative impacts on gross margin discussed above, and increased operating expenses resulting from the 2017 Acquisitions. This was offset by lower profit sharing expense, acquisition-related expenses, and management incentives.

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

The following table sets forth certain cash flow information for the six months ended October 31, 2017 and 2016 (dollars in thousands):

	2017	2016	$ Change	% Change
Operating activities	$(30,652)	$61,374	$(92,026)	-149.9%
Investing activities	(33,127)	(196,670)	163,543	83.2%
Financing activities	70,401	17,913	52,488	293.0%
Total cash flow	$6,622	$(117,383)	$124,005	105.6%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $30.7 million for the six months ended October 31, 2017 compared with generating $61.4 million of cash for the six months ended October 31, 2016. Cash used in operating activities for the six months ended October 31, 2017 was negatively impacted by a $42.6 million increase in inventory because of lower sales volumes and demand across almost all product lines as well as a seasonal inventory build in preparation for the fall and winter shopping seasons that typically result in higher demand for our products, $22.0 million of lower accrued payroll and incentives and profit sharing because of management incentive bonuses and profit sharing that were paid during the six months ended October 31, 2017, and a $13.1 million reduction in accrued expenses because of decreased promotional product discounts and rebate accruals. These cash usages were partially offset by a $27.1 million decrease in accounts receivable due to seasonality, lower sales volume, and a reduction in promotional term offerings. We anticipate that inventory levels will decline over the next two quarters due to reduced manufacturing output as well as the demand relating to the fall hunting and holiday seasons, new product launches, and industry ordering shows in our third and fourth fiscal quarters.

Investing Activities

Cash used in investing activities decreased $163.5 million for the six months ended October 31, 2017 compared with the prior year comparable period. We recorded capital expenditures of $9.9 million during the six months ended October 31, 2017, $13.4 million lower than the prior year comparable period. Excluding the construction of our national distribution center previously discussed, we currently expect to spend approximately $25.0 million on capital expenditures in fiscal 2018, a decrease of $9.9 million from the $34.9 million spent in fiscal 2017. As noted above, major capital expenditures in fiscal 2018 will primarily relate to tooling for new product offerings and various information technology projects. Our national distribution center will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow during fiscal 2018. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, over the next two fiscal years, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national distribution center.

Financing Activities

Cash provided by financing activities was $70.4 million for the six months ended October 31, 2017 compared with cash provided by financing activities of $17.9 million for the six months ended October 31, 2016. Cash provided by financing activities during the six months ended October 31, 2017 was primarily a result of $75.0 million of borrowings under our Revolving Line, partially offset by payments of employee withholding tax related to vested restricted stock units and principal payments on our Term Loan.

On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $90.8 million was outstanding as of October 31, 2017. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of October 31, 2017, we had $75.0 million of borrowings outstanding on the Revolving Line, which bore interest at 2.99%, equal to the LIBOR rate plus an applicable margin. On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment. See Note 5 – Notes and Loans Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the Revolving Line are expected to be used for general corporate purposes and acquisitions.

The Credit Agreement contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture contains a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of October 31, 2017.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $808,000 as of October 31, 2017. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of October 31, 2017, our interest rate on the Term Loan was 3.31%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of October 31, 2017, there were no purchases under this stock repurchase program.

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

As of October 31, 2017, we had $68.2 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

Other Matters

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant accounting policies are disclosed in Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. The most significant areas involving our judgments and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, to which there have been no material changes. Actual results could differ from our estimates.

Recent Accounting Pronouncements

The nature and impact of recent accounting pronouncements, if any, is discussed in Note 2—Basis of Presentation to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended October 31, 2017, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of October 31, 2017, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $90.8 million, and the aggregate net fair value of the interest rate swap was $808,000 as of October 31, 2017. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of October 31, 2017, the effective interest rate of our Term Loan was 3.31%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of October 31, 2017, we have made no purchases under this stock repurchase program.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith or incorporated herein by reference.

INDEX TO EXHIBITS

10.114	Lease Agreement, dated October 26, 2017, by and between Ryan Boone County, LLC and Smith & Wesson Corp. (1)

10.115	Guaranty, dated October 26, 2017, entered into by American Outdoor Brands Corporation (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on October 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: December 7, 2017	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: December 7, 2017	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer