Form 10-Q
period 2018-01-31
AMERICAN OUTDOOR BRANDS CORP
filed 2018-03-01
CIK 1092796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

The registrant had 54,129,960 shares of common stock, par value $0.001, outstanding as of February 27, 2018.

AMERICAN OUTDOOR BRANDS CORPORATION

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended January 31, 2018 and 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	37
Signatures	39
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Smith & Wesson®, S&W®, M&P®, M&P Shield®, Performance Center®, Bodyguard®, Governor®, SW22 Victory®, T/C ®, America’s Master Gunmaker ®, Compass®, Contender®, Dimension®, Encore®, Triumph®, Weather Shield®, Caldwell®, Delta Series®, Wheeler®, Tipton®, Frankford Arsenal®, Lockdown®, BOG-POD®, Golden Rod®, Mag Charger®, Hooyman®, Schrade®, Old Timer®, Uncle Henry®, Imperial®, Crimson Trace®, Lasergrips®, Laserguard®, Rail Master®, Shockstop®, Key Gear®, U-Dig-It®, Bubba Blade®, One Cut and You’re Through®, Gemtech®, G-Core®, Halo®, Integra®, World Class Silencers®, LiNQ®, Stinky Bubba®, and Turkinator™ are some of the registered U.S. trademarks of our company or one of our subsidiaries. American Outdoor Brands CorporationSM, M2.0™, SDVE™, Thompson/Center Arms™, Impact!™, Strike™, Venture™, Defender Series™, Instinctive Activation™, Master Series™, UST™, Blast Jacket™, One™, The Professional’s Choice for Decades™, and World Class Ammunition™ are some of the unregistered trademarks of our company or one of our subsidiaries. This report also may contain trademarks and trade names of other companies.

Statement Regarding Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained or incorporated herein by reference in this Quarterly Report on Form 10-Q, including statements regarding our future operating results, future financial position, business strategy, objectives, goals, plans, prospects, markets, and plans and objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “targets,” “contemplates,” “projects,” “predicts,” “may,” “might,” “plan,” “will,” “would,” “should,” “could,” “may,” “can,” “potential,” “continue,” “objective,” or the negative of those terms, or similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. Specific forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding the impact, if any, of recently issued accounting standards on our consolidated financial statements; the expected performance of acquired businesses; our assessment of factors relating to the valuation of assets acquired and liabilities assumed in acquisitions, the timing for such evaluations, and the potential adjustment in such evaluations; estimated preliminary allocation of purchase price for acquired businesses; assessments that we make about determining segments and reporting units; the features of our outstanding debt and our expectation that our interest rate swap will not have any material effect on our earnings or our consolidated financial statements within the next 12 months; estimated amortization expense of intangible assets for future periods; the potential for impairment charges; potential repurchases of our common stock; the outcome of the lawsuits to which we are subject and their effect on us; our belief concerning the reasons for the reduction in adjusted NICS; our belief that revenue and profitability in the third fiscal quarter and first nine months of fiscal 2018 were impacted by lower shipments across nearly all product lines as customer orders softened due to excessive channel inventories from multiple manufacturers combined with lower consumer demand potentially as a result of reduced political pressures on firearm laws and regulations; our belief that demand in the prior year comparable periods was heightened primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election; our belief that our promotions on certain products in our fourth fiscal quarter of 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the first half of fiscal 2018; our belief that excessive inventory from multiple manufacturers at retail locations has slowed firearm orders; our belief that inventory levels, both internally and in the distribution channel in excess of demand, may negatively impact future operating results; our belief that it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events and consumer tastes; our belief that inventory levels are expected to continue to decline as a result of continued manufacturing reductions, the shipment of new product introductions, and additional orders from winter distributor and buying group shows; our belief that promotional product discounts and rebates helped maintain market share for certain products; the impact of the Tax Cuts and Jobs Act, or Tax Reform, on our operating results, including our belief that Tax Reform will be a benefit to us and reduce our effective tax rate; the effects of acquisitions on our overall financial performance; our assessment of our acquisitions, including the quality and strength of their products; our assessment of consumer demand and factors that stimulate demand for our products; the effect on our business of various factors, including terrorism and the level of political pressures on firearm laws and regulations; future investments for capital expenditures; future products and product developments; the features, quality, and performance of our products; the success of particular product or marketing programs; our market share and factors that affect our market share; and liquidity and anticipated cash needs and availability. All forward-looking statements included herein are based on information available to us as of the date hereof and speak only as of such date. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The forward-looking statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q reflect our views as of the date of this Quarterly Report on Form 10-Q about future events and are subject to risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results, performance, or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, performance, or achievements. A number of factors could cause actual results to differ materially from those indicated by the forward-looking statements, including the demand for our products; the costs and ultimate conclusion of certain legal matters; the state of the U.S. economy in general and the firearm industry in particular; general economic conditions and consumer spending patterns; the competitive environment; the supply, availability, and costs of raw materials and components; the potential for increased regulation of firearms and firearm-related products; speculation surrounding fears of terrorism and crime; our anticipated growth and growth opportunities; our ability to increase demand for our products in various markets, including consumer, law enforcement, and military channels, domestically and internationally; the position of our hunting products in the consumer discretionary marketplace and distribution channel; our penetration rates in new and existing markets; our strategies; our ability to maintain and enhance brand recognition and reputation; risks associated with the establishment of our new 632,000 square foot national distribution center; our ability to introduce new products; the success of new products; our ability to expand our markets; our ability to integrate acquired businesses in a successful manner; the general growth of our outdoor products and accessories business; the potential for cancellation of orders from our backlog; and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 29, 2017.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of:
	January 31, 2018	April 30, 2017
	(In thousands, except par value and share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,192	$61,549
Accounts receivable, net of allowance for doubtful accounts of $1,131 on January 31, 2018 and $598 on April 30, 2017	74,764	108,444
Inventories	162,296	131,682
Prepaid expenses and other current assets	7,020	6,123
Income tax receivable	9,150	10,643
Total current assets	291,422	318,441
Property, plant, and equipment, net	153,580	149,685
Intangibles, net	118,189	141,317
Goodwill	191,162	169,017
Other assets	11,068	9,576
	$765,421	$788,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,275	$53,447
Accrued expenses	35,729	51,686
Accrued payroll and incentives	10,071	21,174
Accrued income taxes	164	726
Accrued profit sharing	600	13,004
Accrued warranty	5,109	4,908
Current portion of notes and loans payable	6,300	6,300
Total current liabilities	93,248	151,245
Deferred income taxes	10,945	25,620
Notes and loans payable, net of current portion	231,659	210,657
Other non-current liabilities	18,601	7,352
Total liabilities	354,453	394,874
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 72,296,233 shares issued and 54,129,371 shares outstanding on January 31, 2018 and 72,017,288 shares issued and 53,850,426 shares outstanding on April 30, 2017	72	72
Additional paid-in capital	250,439	245,865
Retained earnings	381,628	369,164
Accumulated other comprehensive income	1,204	436
Treasury stock, at cost (18,166,862 shares on January 31, 2018 and April 30, 2017)	(222,375)	(222,375)
Total stockholders’ equity	410,968	393,162
	$765,421	$788,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$157,376	$233,523	$434,825	$674,002
Cost of sales	110,459	134,212	296,477	389,517
Gross profit	46,917	99,311	138,348	284,485
Operating expenses:
Research and development	3,148	2,764	8,680	7,614
Selling and marketing	16,142	15,052	43,210	36,773
General and administrative	21,785	31,286	75,826	85,210
Total operating expenses	41,075	49,102	127,716	129,597
Operating income	5,842	50,209	10,632	154,888
Other (expense)/income, net:
Other (expense)/income, net	87	(8)	1,382	(37)
Interest expense, net	(2,999)	(1,939)	(8,353)	(6,128)
Total other (expense)/income, net	(2,912)	(1,947)	(6,971)	(6,165)
Income from operations before income taxes	2,930	48,262	3,661	148,723
Income tax (benefit)/expense	(8,465)	15,809	(8,803)	48,562
Net income	11,395	32,453	12,464	100,161
Comprehensive income:
Change in unrealized income on interest rate swap	853	1,524	1,089	1,929
Other comprehensive income, before income taxes	853	1,524	1,089	1,929
Income tax expense on other comprehensive income	(234)	(558)	(321)	(692)
Other comprehensive income, net of tax	619	966	768	1,237
Comprehensive income	$12,014	$33,419	$13,232	$101,398
Net income per share:
Basic	$0.21	$0.58	$0.23	$1.78
Diluted	$0.21	$0.57	$0.23	$1.75
Weighted average number of common shares outstanding:
Basic	54,122	56,342	54,024	56,208
Diluted	54,657	57,127	54,830	57,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common		Additional		Other			Total
	Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
(In thousands)	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at April 30, 2017	72,017	$72	$245,865	$369,164	$436	18,167	$(222,375)	$393,162
Proceeds from exercise of employee stock options	4	—	23	—	—	—	—	23
Stock-based compensation	—	—	5,764	—	—	—	—	5,764
Shares issued under employee stock purchase plan	82	—	1,058	—	—	—	—	1,058
Change in unrealized income on interest rate swap, net of tax effect	—	—	—	—	768	—	—	768
Issuance of common stock under restricted stock unit awards, net of shares surrendered	193	—	(2,271)	—	—	—	—	(2,271)
Net income	—	—	—	12,464	—	—	—	12,464
Balance at January 31, 2018	72,296	$72	$250,439	$381,628	$1,204	18,167	$(222,375)	$410,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended January 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$12,464	$100,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,775	37,187
Loss on sale/disposition of assets	36	98
Provision for losses on accounts receivable	304	179
Deferred income taxes	(10,622)	(12,300)
Change in contingent consideration	(1,300)	—
Stock-based compensation expense	5,764	6,383
Changes in operating assets and liabilities (net effect of acquisitions):
Accounts receivable	34,103	(3,754)
Inventories	(25,914)	(18,451)
Prepaid expenses and other current assets	(803)	(2,178)
Income taxes	931	(2,095)
Accounts payable	(20,385)	2,393
Accrued payroll and incentives	(11,197)	(1,218)
Accrued profit sharing	(12,404)	(1,594)
Accrued expenses	(14,667)	5,004
Accrued warranty	201	(262)
Other assets	(403)	1,059
Other non-current liabilities	613	(1,088)
Net cash (used in)/provided by operating activities	(4,504)	109,524
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(23,120)	(211,069)
Refunds on machinery and equipment	—	2,776
Receipts from note receivable	—	58
Payments to acquire patents and software	(384)	(515)
Proceeds from sale of property and equipment	6	—
Payments to acquire property and equipment	(13,956)	(28,952)
Net cash used in investing activities	(37,454)	(237,702)
Cash flows from financing activities:
Proceeds from loans and notes payable	75,000	50,000
Cash paid for debt issuance costs	—	(525)
Payments on capital lease obligation	(484)	(397)
Payments on notes and loans payable	(54,725)	(54,725)
Proceeds from Economic Development Incentive Program	—	101
Proceeds from exercise of options to acquire common stock, including employee stock purchase plan	1,081	1,141
Payment of employee withholding tax related to restricted stock units	(2,271)	(4,443)
Net cash provided by/(used in) financing activities	18,601	(8,848)
Net decrease in cash and cash equivalents	(23,357)	(137,026)
Cash and cash equivalents, beginning of period	61,549	191,279
Cash and cash equivalents, end of period	$38,192	$54,253
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,574	$6,683
Income taxes	1,355	63,195

AMERICAN OUTDOOR BRANDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities:

	For the Nine Months Ended January 31,
	2018	2017
	(In thousands)
Purchases of property and equipment included in accounts payable	$3,453	$3,426
Purchases of property and equipment funded by capital lease	11,119	—
Capital lease obligation included in other non-current liabilities	11,119	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

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

In our Firearms segment, we manufacture a wide array of handguns (including revolvers and pistols), long guns (including modern sporting rifles, bolt action rifles, and muzzleloaders), handcuffs, and firearm-related products for sale to a wide variety of customers, including gun enthusiasts, collectors, hunters, sportsmen, competitive shooters, individuals desiring home and personal protection, law enforcement and security agencies and officers, and military agencies in the United States and throughout the world. We sell our firearm products under the Smith & Wesson, M&P, Performance Center, Thompson/Center Arms, and Gemtech brands. We manufacture our firearm products at our facilities in Springfield, Massachusetts; Houlton, Maine; Eagle, Idaho; and Deep River, Connecticut. We also sell our manufacturing services to other businesses under our Smith & Wesson and Smith & Wesson Precision Components, formerly known as Deep River Plastics, brands.

In our Outdoor Products & Accessories segment, we design, source, distribute, and manufacture reloading, gunsmithing, and gun cleaning supplies, high-quality stainless steel cutting tools and accessories, flashlights, tree saws and related trimming accessories, shooting supplies, rests, and other related accessories, apparel, vault accessories, laser grips and laser sights, and a full range of products for survival and emergency preparedness. We sell our outdoor products and accessories under the following brands: Caldwell, Wheeler, Tipton, Frankford Arsenal, Smith & Wesson, M&P, Thompson/Center, Lockdown, Hooyman, BOG-POD, Golden Rod, Non-Typical, Crimson Trace, Imperial, Schrade, Old Timer, Bubba Blade, UST, and KeyGear. We develop and market our outdoor products and accessories in and from our facilities in Columbia, Missouri; Wilsonville, Oregon; and Jacksonville, Florida.

On August 1, 2016, we acquired substantially all of the net assets of Taylor Brands, LLC; on August 26, 2016, we acquired all of the issued and outstanding stock of Crimson Trace Corporation; and on November 18, 2016, we acquired substantially all of the net assets of Ultimate Survival Technologies, Inc., in three separate transactions, which we refer to collectively as the 2017 Acquisitions.

On August 7, 2017, we acquired substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and on August 11, 2017, we acquired Bubba Blade branded products and other assets from Fish Tales, LLC, in two separate transactions, which we refer to collectively as the 2018 Acquisitions. See Note 3 – Acquisitions for more information regarding these transactions.

(2) Basis of Presentation:

Interim Financial Information – The condensed consolidated balance sheet as of January 31, 2018, the condensed consolidated statements of income and comprehensive income for the three and nine months ended January 31, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended January 31, 2018, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2018 and 2017 have been prepared by us without audit. In our opinion, all adjustments, which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, changes in stockholders’ equity, and cash flows at January 31, 2018 and for the periods presented, have been included. All intercompany transactions have been eliminated in consolidation. The consolidated balance sheet as of April 30, 2017 has been derived from our audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. The results of operations for the three and nine months ended January 31, 2018 may not be indicative of the results that may be expected for the year ending April 30, 2018, or any other period.

Recently Issued Accounting Standards – In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim reporting periods beginning December 15, 2017, and early adoption is permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the guidance relating to principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606), which provides clarifying guidance in certain narrow areas and adds some practical expedients. We intend to adopt the new standard on May 1, 2018 utilizing one of two acceptable methods: full retrospective adoption for all periods presented or modified retrospective adoption that presents a cumulative effect as of the adoption date. We have established an internal project team and have engaged third party specialists to assist us in evaluating the impact these ASUs will have on our condensed consolidated financial statements. We have substantially completed the diagnostic review of a sample of existing baseline contracts to identify potential differences that would result from applying the requirements under the new standard. As of January 31, 2018, we are in the process of evaluating the application of the new standard and cannot at this time estimate the impact the new standard will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory (Topic 330), or ASU 2015-11, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined other than by the last-in first-out (LIFO) method and the retail inventory method. ASU 2015-11 is effective for periods beginning after December 15, 2016, and early adoption is permitted. The new guidance must be applied prospectively. We adopted ASU 2015-11 during the three months ended July 31, 2017. The impact on our condensed consolidated financial statements was not material.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement —Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. This ASU, however, does not change the underlying guidance that requires the effects of a change in tax laws or rates to be included from continuing operations. The requirements of this ASU are effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. The new guidance can be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate income tax rate is recognized. We are currently evaluating that impact that ASU 2018-02 will have on our condensed consolidated financial statements, however, we do not anticipate the impact will be material.

(3) Acquisitions:

2018 Acquisitions

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemtech and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. In connection with the Gemtech acquisition, additional consideration of up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of Gemtech products. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of January 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities. Gemtech, based in Eagle, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. The Gemtech business will be fully integrated into our Firearms segment, and Bubba Blade branded products will be fully integrated into our Outdoor Products & Accessories segment. Therefore, we will not provide discrete financial information for the 2018 Acquisitions in future periods.

We are in the process of finalizing the valuations of the assets acquired and liabilities assumed in the 2018 Acquisitions. Therefore, the fair values for these acquisitions are subject to further adjustments as we obtain additional information during the respective measurement periods, which will not exceed 12 months from the date of each acquisition. The 2018 Acquisitions will necessitate the use of this measurement period to adequately analyze and assess a number of factors used in establishing the asset and

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

liability fair values as of each acquisition date, including significant contractual and operational factors underlying the trade name, developed technology, and customer relationship intangible assets.

The following table summarizes the estimated preliminary allocation of the purchase price for the 2018 Acquisitions (in thousands):

	2018 Acquisitions	Measurement
	(As Initially	Period	2018 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$846	(52)	$794
Inventories	4,683	17	4,700
Other current assets	145	(51)	94
Property, plant, and equipment	506	13	519
Intangibles	6,400	—	6,400
Goodwill	11,846	49	11,895
Total assets acquired	24,426	(24)	24,402
Accounts payable	1,261	(27)	1,234
Accrued payroll	49	(1)	48
Other long term liabilities	100	(100)	—
Total liabilities assumed	1,410	(128)	1,282
	$23,016	104	$23,120

Included in general and administrative costs were $79,000 and $755,000 of acquisition-related costs incurred during the three and nine months ended January 31, 2018, respectively, related to the 2018 Acquisitions.

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

2017 Acquisitions

In fiscal 2017, in three separate transactions, we acquired substantially all of the net assets of Taylor Brands, LLC (now referred to as BTI Tools, LLC) and Ultimate Survival Technologies, Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST,) as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during the nine months ended January 31, 2018, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of January 31, 2018, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

We have substantially completed the valuation of the assets acquired and liabilities assumed related to the 2017 Acquisitions. During the nine months ended January 31, 2018, we increased goodwill by $10.2 million, primarily as a result of changes to the valuation of customer relationship intangible assets and the impact to the value of the related deferred tax liabilities relating to the 2017 Acquisitions. As a result, we reduced amortization expense by $776,000, net of tax, during the three months ended October 31, 2017 relating to these changes.

The following table summarizes the allocation of the purchase price for the 2017 Acquisitions (in thousands):

	2017 Acquisitions	Measurement
	(As Initially	Period	2017 Acquisitions
	Reported)	Adjustments	(As Adjusted)
Accounts receivable	$11,635	$(213)	$11,422
Inventories	31,269	453	31,722
Income tax receivable	—	68	68
Other current assets	430	(132)	298
Property, plant, and equipment	8,232	—	8,232
Intangibles	97,850	(14,500)	83,350
Goodwill	92,801	10,109	102,910
Total assets acquired	242,217	(4,215)	238,002
Accounts payable	6,214	18	6,232
Accrued expenses	973	158	1,131
Accrued payroll	1,500	(72)	1,428
Accrued income taxes	6	(6)	—
Accrued warranty	98	96	194
Deferred income taxes	20,658	(4,409)	16,249
Total liabilities assumed	29,449	(4,215)	25,234
	$212,768	$—	$212,768

Included in general and administrative costs are $629,000 and $3.8 million of acquisition-related costs for the 2017 Acquisitions incurred during the three and nine months ended January 31, 2017, respectively. The 2017 Acquisitions generated revenue of $20.9 million and $63.5 million for the three and nine months ended January 31, 2018, respectively.

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
	$83,350

The following table reflects the unaudited pro forma results of operations assuming that the 2017 Acquisitions had occurred on May 1, 2015 (in thousands, except per share data):

	For the Three	For the Nine
	Months Ended	Months Ended
	January 31, 2017	January 31, 2017
Net sales	$234,948	$705,062
Income from operations	48,789	154,333
Net income per share - diluted	0.57	1.82

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

The unaudited pro forma income from operations for the three and nine months ended January 31, 2017 has been adjusted to reflect increased cost of goods sold from the fair value step-up in inventory, which is expensed over the first inventory cycle, and the amortization of intangibles and order backlog recorded as if the 2017 Acquisitions had occurred on May 1, 2015. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the actual results that would have been achieved had the 2017 Acquisitions occurred as of May 1, 2015 or the results that may be achieved in future periods.

(4) Goodwill:

The changes in the carrying amount of goodwill for the three and nine months ended January 31, 2018 by reporting segment are as follows:

	Firearms	Outdoor Products &	Total
	Segment	Accessories Segment	Goodwill
Balance as of April 30, 2017	$13,770	$155,247	$169,017
Adjustments	—	83	83
Balance as of July 31, 2017	13,770	155,330	169,100
Adjustments	—	10,152	10,152
Acquisitions	4,619	7,227	11,846
Balance as of October 31, 2017	18,389	172,709	191,098
Adjustments	(25)	89	64
Balance as of January 31, 2018	$18,364	$172,798	$191,162

Refer to Note 12 — Segment Information below for more detail.

(5) Notes and Loans Payable:

Credit Facilities – On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $89.3 million was outstanding as of January 31, 2018. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. We incurred $1.0 million of debt issuance costs related to the Credit Agreement, which are included in notes and loans payable in the accompanying condensed consolidated balance sheet.  On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment and have recorded these costs in notes and loans payable in the condensed consolidated balance sheet.

As of January 31, 2018, we had $75.0 million of borrowings outstanding on the Revolving Line, which bore interest at 3.56%, equal to the LIBOR rate plus an applicable margin. The Term Loan, which bears interest at a variable rate, requires principal payments of $6.3 million per annum plus interest, payable quarterly. Any remaining outstanding amount on the maturity date of June 15, 2020 for the Term Loan will be due in full.

We were required to obtain fixed interest rate protection on the Term Loan covering not less than 75% of the aggregate outstanding principal balance of the Term Loan. Accordingly, on June 18, 2015, we entered into an interest rate swap agreement, which expires on June 15, 2020, that covered 100% of the $105.0 million of floating rate debt. On July 6, 2015, we executed an interest rate swap pursuant to such agreement, which requires us to pay interest at a defined rate of 1.56% while receiving interest at a defined variable rate of one-month LIBOR (0.188%). This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2018, our interest rate on the Term Loan was 3.56%.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

As of January 31, 2018, the interest rate swap was considered effective and had no effect on earnings. The fair value of the interest rate swap on January 31, 2018 was an asset of $1.7 million and was included in other assets on our condensed consolidated balance sheet. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 28, 2018, we entered into a fourth amendment to our Credit Agreement with the Lenders, which permitted us to issue an aggregate of $75.0 million of 5.000% Senior Notes due 2020, as described more fully below.

5.000% Senior Notes Due 2018 – During fiscal 2015, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2018, or the 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the 5.000% Senior Notes Indenture, and purchase agreements. The 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on January 15 and July 15 of each year, beginning on January 15, 2015. We incurred $2.3 million of debt issuance costs related to the issuance of the 5.000% Senior Notes.

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

On February 6, 2018, we issued a conditional notice of redemption to holders of our outstanding 5.000% Senior Notes that we intend to redeem all of our outstanding 5.000% Senior Notes on March 8, 2018, or the Redemption Date.  The redemption price for the 5.000% Senior Notes will be 100% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date.  The notice of redemption is conditioned upon the closing of a new $75.0 million notes offering prior to the Redemption Date.  We reserved the right to waive the condition in our sole discretion.

5.000% Senior Notes Due 2020 – On February 28, 2018, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2020, or the New 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the New 5.000% Senior Notes Indenture, and purchase agreements. The New 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We do not expect debt issuance costs related to the issuance of the New 5.000% Senior Notes to be material to our condensed consolidated financial statements. We intend to use the proceeds of the New 5.000% Senior Notes offering to redeem the 5.000% Senior Notes on March 8, 2018.

At any time prior to February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the New 5.000% Senior Notes at a redemption price of 102.500% of the principal amount of the New 5.000% Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On or after February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the New 5.000% Senior Notes at a redemption price of 100.000% of the principal amount of the New 5.000% Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the New 5.000% Senior Notes from the holders of the New 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the New 5.000% Senior Notes mature on August 28, 2020.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

The New 5.000% Senior Notes are general, unsecured obligations of our company. The New 5.000% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the New 5.000% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the New 5.000% Senior Notes Indenture, or the New 5.000% Senior Notes Lifetime Aggregate Limit. In addition, the New 5.000% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the New 5.000% Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the New 5.000% Senior Notes in an aggregate amount not to exceed $75.0 million.

The limitation on indebtedness in the 5.000% Senior Notes Indenture is only applicable at such time that the consolidated coverage ratio (as set forth in the 5.000% Senior Notes Indenture) for us and our restricted subsidiaries is less than 3.00 to 1.00. In general, as set forth in the 5.000% Senior Notes Indenture, the consolidated coverage ratio is determined by comparing our prior four quarters’ consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) to our consolidated interest expense. The carrying value of our 5.000% Senior Notes as of January 31, 2018 approximates fair value in considering Level 2 inputs within the hierarchy. The New 5.000% Senior Notes will have the same limitations on indebtedness as the 5.000% Senior Notes Indenture above. We anticipate the New 5.000% Senior Notes will approximate the carrying value in considering Level 2 inputs within the hierarchy.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture and the New 5.000% Senior Notes Indenture contain a financial covenant relating to times interest earned.

Letters of Credit – At January 31, 2018, we had outstanding letters of credit under our credit facility aggregating $1.0 million.

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

Our cash and cash equivalents, which are measured at fair value on a recurring basis, totaled $38.2 million and $61.5 million as of January 31, 2018 and April 30, 2017, respectively. We utilized Level 1 of the value hierarchy to determine the fair values of these assets.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

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

The carrying value of our Term Loan approximated the fair value as of January 31, 2018, in considering Level 2 inputs within the hierarchy. The fair value of our 5.000% Senior Notes as of January 31, 2018 approximated the carrying value in considering Level 2 inputs within the hierarchy as the 5.000% Senior Notes are not frequently traded. We anticipate the New 5.000% Senior Notes will approximate the carrying value in considering Level 2 inputs within the hierarchy as they will not be frequently traded. The fair value of the interest rate swap was estimated by a third party using inputs that are observable or that can be corroborated by observable market data, such as interest rate yield curves, and, therefore, is classified within Level 2 of the valuation hierarchy. For more information regarding the interest rate swap, refer to Note 5 — Notes and Loans Payable.

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

In connection with the purchase of UST, up to an additional $2.0 million may be paid over a period of two years, contingent upon the financial performance of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. The initial fair value of this contingent consideration liability was $1.7 million. Based on the current forecasted revenue, during the nine months ended January 31, 2018, we recorded a $1.3 million reduction in the fair value of this contingent consideration liability because we do not expect that the acquired business will achieve the performance metrics. This reduction was recorded in other income on the condensed consolidated statements of income. As of January 31, 2018, the fair value of this contingent liability was $400,000, which was recorded as a non-current liability.

In connection with the Gemtech acquisition, up to a maximum of $17.1 million may be paid contingent upon the cumulative three year sales volume of the acquired business. The valuation of this contingent consideration liability was established in accordance with ASC 805 — Business Combinations. Based on current forecasted revenue, we believe it is unlikely that the acquired business will achieve the performance metrics. Therefore, as of January 31, 2018, the contingent liability was recorded at a fair value of $100,000 in non-current liabilities.

(7) Inventories:

The following table sets forth a summary of inventories, net of reserves, stated at lower of cost or net realizable value, as of January 31, 2018 and April 30, 2017 (in thousands):

	January 31, 2018	April 30, 2017
Finished goods (a)	$98,189	$61,080
Finished parts	44,036	51,177
Work in process	6,835	9,379
Raw material	13,236	10,046
Total inventories	$162,296	$131,682

(a) The increase in finished goods inventory was primarily related to our Firearms segment.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

(8) Intangible Assets:

The following table presents a summary of intangible assets as of January 31, 2018 and April 30, 2017 (in thousands):

	January 31, 2018			April 30, 2017
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$92,360	$(24,898)	$67,462	$105,260	$(16,463)	$88,797
Developed technology	21,130	(7,416)	13,714	19,430	(5,436)	13,994
Patents, trademarks, and trade names	56,723	(20,618)	36,105	53,308	(15,619)	37,689
Backlog	1,150	(1,150)	—	1,150	(1,150)	—
	171,363	(54,082)	117,281	179,148	(38,668)	140,480
Patents in progress	682	—	682	611	—	611
Total definite-lived intangible assets	172,045	(54,082)	117,963	179,759	(38,668)	141,091
Indefinite-lived intangible assets	226	—	226	226	—	226
Total intangible assets	$172,271	$(54,082)	$118,189	$179,985	$(38,668)	$141,317

We amortize intangible assets with determinable lives over a weighted-average period of approximately five years. The weighted-average periods of amortization by intangible asset class is approximately five years for customer relationships, six years for developed technology, and five years for patents, trademarks, and trade names. Amortization expense, excluding amortization of deferred financing costs, amounted to $5.4 million and $5.9 million for the three months ended January 31, 2018 and 2017, respectively. Amortization expense, excluding amortization of deferred financing costs, amounted to $15.4 million and $14.2 million for the nine months ended January 31, 2018 and 2017, respectively.

Estimated amortization expense of intangible assets for the remainder of fiscal 2018 and succeeding fiscal years is as follows:

Fiscal	Amount
2018	$5,597
2019	21,971
2020	19,096
2021	16,488
2022	14,109
Thereafter	40,020
Total	$117,281

On an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired, we evaluate the fair value of the definite and indefinite-lived intangible assets to determine if an impairment charge is required. We performed our most recent annual impairment review as of February 1, 2017. Other than the reduction in the fair value of the contingent consideration liability discussed above, there were no events or changes in circumstances that would indicate the fair value of intangible assets was reduced to below its carrying value during the nine months ended January 31, 2018, and therefore intangible assets were not tested for impairment.

(9) Stockholders’ Equity:

Treasury Stock

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of January 31, 2018, there were no share repurchases under this stock repurchase program.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

Earnings per Share

The following table provides a reconciliation of the net income amounts and weighted average number of common and common equivalent shares used to determine basic and diluted earnings per share for the three and nine months ended January 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended January 31,
	2018			2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$11,395	54,122	$0.21	$32,453	56,342	$0.58
Effect of dilutive stock awards	—	535	—	—	785	(0.01)
Diluted earnings	$11,395	54,657	$0.21	$32,453	57,127	$0.57

	For the Nine Months Ended January 31,
	2018			2017
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings	$12,464	54,024	$0.23	$100,161	56,208	$1.78
Effect of dilutive stock awards	—	806	—	—	958	(0.03)
Diluted earnings	$12,464	54,830	$0.23	$100,161	57,166	$1.75

All of our outstanding stock options and restricted stock units, or RSUs, were included in the computation of diluted earnings per share for the three and nine months ended January 31, 2018 and 2017. For the three and nine months ended January 31, 2018, there were 17,362 and 10,171 shares, respectively, of common stock issuable upon the exercise of stock options and under our 2011 Employee Stock Purchase Plan, or ESPP, that were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

The number of shares and weighted average exercise prices of stock options for the nine months ended January 31, 2018 and 2017 were as follows:

	For the Nine Months Ended January 31,
	2018		2017
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of year	335,160	$6.58	389,360	$6.16
Exercised during the period	(4,000)	5.69	(54,200)	3.57
Options outstanding, end of period	331,160	$6.59	335,160	$6.58
Weighted average remaining contractual life	3.28 years		4.26 years
Options exercisable, end of period	331,160	$6.59	335,160	$6.58
Weighted average remaining contractual life	3.28 years		4.26 years

The aggregate intrinsic value of outstanding and exercisable stock options as of January 31, 2018 and 2017 was $1.8 million and $4.9 million, respectively. The aggregate intrinsic value of the stock options exercised for the nine months ended January 31, 2018 and 2017 was $28,600 and $1.3 million, respectively. At January 31, 2018, there were no unrecognized compensation costs of outstanding stock options.

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

We measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We calculate the fair value of our stock options issued to employees using the Black-Scholes model at the time the options are granted. That amount is then amortized over the vesting period of the option. With our ESPP, fair value is determined at the beginning of the purchase period and amortized over the term of each exercise period. During the nine months ended January 31, 2018 and 2017, 81,643 and 66,812 shares were purchased under our ESPP, respectively.

We estimate expected volatility using historical volatility for the expected term. The fair value of each stock option or ESPP purchase was estimated on the date of grant using the Black-Scholes option pricing model (using the risk-free interest rate, expected term, expected volatility, and dividend yield variables). The total stock-based compensation expense, including stock options, purchases under our ESPP, RSUs, and performance-based RSUs, or PSUs, was $5.8 million and $6.4 million for the nine months ended January 31, 2018 and 2017, respectively. Stock-based compensation expense is included in cost of sales, sales and marketing, research and development, and general and administrative expenses.

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

We grant PSUs to our executive officers and certain employees who are not executive officers. At the time of grant, we calculate the fair value of our PSUs using the Monte-Carlo simulation, using the risk-free interest rate, expected volatility, the correlation coefficient utilizing the same historical price data used to develop the volatility assumptions, and dividend yield variables.

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

For the Three and Nine Months Ended January 31, 2018 and 2017

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

During the nine months ended January 31, 2018, we granted an aggregate of 232,672 service-based RSUs, including 189,360 to non-executive officer employees and 43,312 to our directors. In addition, in connection with a 2014 grant of 105,500 PSUs (i.e., the target amount granted), which achieved 115.2% of the targeted award, we vested and delivered awards totaling 121,504 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $5.2 million for the nine months ended January 31, 2018. During the nine months ended January 31, 2018, we cancelled 230,441 service-based RSUs as a result of the service condition not being met. We delivered common stock to our employees, including our executive officers, during the nine months ended January 31, 2018 under vested RSUs and PSUs with a total market value of $6.2 million.

During the nine months ended January 31, 2017, we granted an aggregate of 255,109 service-based RSUs, including 200,213 RSUs to non-executive officer employees; 24,896 RSUs to our directors; and 30,000 RSU’s to a newly hired executive officer. In addition, in connection with a 2013 grant of 118,500 PSUs (i.e. the target amount granted), which achieved 200.0% of the targeted award, or the maximum award possible, we vested and delivered awards totaling 237,000 shares to certain of our executive officers. Compensation expense recognized related to grants of RSUs and PSUs was $5.8 million for the nine months ended January 31, 2017. During the nine months ended January 31, 2017, we cancelled 18,714 service-based RSUs as a result of the service condition not being met. We delivered common stock to our employees, including our executive officers, during the nine months ended January 31, 2017 under vested RSUs and PSUs with a total market value of $11.0 million.

A summary of activity in unvested RSUs and PSUs for the nine months ended January 31, 2018 and 2017 is as follows:

	For the Nine Months Ended January 31,
	2018		2017
		Weighted		Weighted
	Total # of	Average	Total # of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
RSUs and PSUs outstanding, beginning of period	1,428,848	$18.46	1,215,753	$15.38
Awarded	248,676	20.48	373,609	18.26
Vested	(298,727)	16.51	(402,335)	11.35
Forfeited	(230,441)	16.65	(18,714)	17.21
RSUs and PSUs outstanding, end of period	1,148,356	$19.77	1,168,313	$17.66

As of January 31, 2018, there was $8.7 million of unrecognized compensation cost related to unvested RSUs and PSUs. This cost is expected to be recognized over a weighted average remaining contractual term of 1.4 years.

(10) Income Taxes:

Income tax provisions for interim periods are based on estimated effective annual income tax rates and include federal and state income taxes.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation with the Tax Cuts and Jobs Act, or Tax Reform, which makes broad and complex changes to the U.S. tax code. Tax Reform significantly revises the corporate federal income tax by, among other things, lowering the corporate federal income tax rate, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal tax rate, although there are offsetting effects from other components of Tax Reform.

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

Tax Reform reduced the U.S. federal statutory income tax rate from 35% to 21% generally effective for tax years beginning on or after January 1, 2018. However, companies with fiscal years that include January 1, 2018 must use a blended rate. Because of our fiscal year, we expect our fiscal 2018 U.S. federal statutory tax rate to be approximately 29.9%. Our U.S. federal statutory tax rate will be 21.0% starting in fiscal 2019.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118, or SAB118, that provides additional guidance allowing companies to use a measurement period, similar to that used in business combinations, to account for the impacts of Tax Reform in their financial statements. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Reform is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. We have accounted for the impacts of Tax Reform to the extent a reasonable estimate could be made during the three and nine months ended January 31, 2018. We will continue to refine our estimates throughout the measurement period or until the accounting is complete.

We estimate the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit to us of $9.4 million, which has been included in our current period tax benefit. The majority of the tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact on the current quarter. The actual impact of Tax Reform may differ from this estimate, possibly materially, because of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of Tax Reform.

The income tax provisions represent effective tax rates of (288.9%) and 32.8% for the three months ended January 31, 2018 and 2017, respectively, and (240.5%) and 32.8% for the nine months ended January 31, 2018 and 2017, respectively. The tax benefit in fiscal 2018 was primarily caused by the effect of Tax Reform which resulted in the remeasurement of deferred tax assets and liabilities. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the three and nine months ended January 31, 2018 was 42.9% and 41.5%, respectively.

(11) Commitments and Contingencies:

Litigation

In January 2018, Gemini Technologies, Incorporated commenced an action against us and Smith & Wesson Corp. in the United States District Court for the District of Idaho.  The complaint alleges, among other things, that the defendants breached the earn-out and other provisions of the Asset Purchase Agreement and ancillary agreements between the parties in connection with Smith & Wesson Corp.’s acquisition of the Gemtech business from Gemini Technologies, Incorporated.  The complaint seeks a declaratory judgment interpreting various terms of the Asset Purchase Agreement and damages in the sum of $18.6 million.  We believe the claims asserted in the complaint have no merit and we intend to aggressively defend this action.

We are also a defendant in five product liability cases and are aware of six other product liability claims, which primarily allege defective product design, defective manufacturing, or failure to provide adequate warnings. In addition, we were a co-defendant in a case filed on August 27, 1999 by the city of Gary, Indiana against numerous firearm manufacturers, distributors, and dealers seeking to recover monetary damages, as well as injunctive relief, allegedly arising out of the misuse of firearms by third parties. On January 2, 2018, the court granted defendants’ motion for judgment on the pleadings and dismissed the case in its entirety. On February 1, 2018, plaintiff filed a Notice of Appeal with the Indiana Court of Appeals. We believe that the various allegations as described above are unfounded, and, in addition, that any accident and any results from them were due to negligence or misuse of the firearm by the claimant or a third party.

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

For the Three and Nine Months Ended January 31, 2018 and 2017

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

Rental Leases

On October 26, 2017, our wholly owned subsidiary, Smith & Wesson Corp., or Smith & Wesson, entered into a lease agreement, or the Lease, with Ryan Boone County, LLC, an affiliate of Ryan Companies US, Inc., for the design, construction, and lease of an approximately 632,000 square foot national distribution center in the Columbia area of Boone County, Missouri. The initial term of the lease is 20 years commencing on the rent commencement date, which is expected to begin in the second half of fiscal 2019. The Lease contains six, five-year options to extend the lease term. The base rent is calculated as a percentage multiplied by the project costs. The annual lease expense, including base rent, is estimated to be between $3.3 million and $3.5 million. We expect to receive various tax and other incentives from federal, state, and local governmental authorities. Under the Lease, we have a one-time right to purchase the distribution center and, under certain circumstances, may share with the landlord any gain on the sale of the property to a third party. We have guaranteed the Lease and expect it will be classified as a capital lease. Costs incurred by Ryan Boone County, LLC throughout building construction will be recorded in construction in progress, offset by a capital lease payable, and will have no impact on cash flow during fiscal 2018. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, over the next two fiscal years, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national distribution center. As of January 31, 2018, we have recorded $11.1 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by Ryan Boone County, LLC relating to the purchase of land and costs related to the design and construction of the building, offset by a $11.1 million capital lease payable which is included in other non-current liabilities in our condensed consolidated balance sheet.

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

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

Segment assets are those directly used in or clearly allocable to a reportable segment’s operations. Assets by business segment are presented in the following table as of January 31, 2018 and April 30, 2017 (in thousands):

	As of January 31, 2018			As of April 30, 2017
	Firearms	Outdoor Products & Accessories	Total	Firearms	Outdoor Products & Accessories	Total
Total assets	$362,975	$402,446	$765,421	$393,341	$394,695	$788,036
Property, plant, and equipment, net	140,586	12,994	153,580	135,985	13,700	149,685
Intangibles, net	5,002	113,187	118,189	2,792	138,525	141,317
Goodwill	18,364	172,798	191,162	13,770	155,247	169,017

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

Results by business segment are presented in the following tables for the three months ended January 31, 2018 and 2017 (in thousands):

	For the Three Months Ended January 31, 2018 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$116,882	$40,494		$—	$—	$157,376
Intersegment revenue	762	4,230		—	(4,992)	—
Total net sales	117,644	44,724		—	(4,992)	157,376
Cost of sales	91,301	23,649		—	(4,491)	110,459
Gross margin	26,343	21,075		—	(501)	46,917
Operating income/(loss)	7,604	1,058	(b)	(10,517)	7,697	5,842
Income tax expense/(benefit) (h)	14,519	(7,421)		(15,563)	—	(8,465)

	For the Three Months Ended January 31, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$197,025	$36,498		$—	$—	$233,523
Intersegment revenue	1,090	2,947		—	(4,037)	—
Total net sales	198,115	39,445		—	(4,037)	233,523
Cost of sales	118,207	20,322	(d)	—	(4,317)	134,212
Gross margin	79,908	19,123		—	280	99,311
Operating income/(loss)	50,097	(1,483)	(e)	(13,131)	14,726	50,209
Income tax expense/(benefit)	19,453	(779)		(2,865)	—	15,809

Results by business segment are presented in the following tables for the nine months ended January 31, 2018 and 2017 (in thousands):

	For the Nine Months Ended January 31, 2018 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$315,545	$119,280		$—	$—	$434,825
Intersegment revenue	2,955	8,771		—	(11,726)	—
Total net sales	318,500	128,051		—	(11,726)	434,825
Cost of sales	236,224	70,463		—	(10,210)	296,477
Gross margin	82,276	57,588	(c)	—	(1,516)	138,348
Operating income/(loss)	10,536	(1,251)		(33,030)	34,377	10,632
Income tax expense/(benefit) (h)	20,581	(7,988)		(21,396)	—	(8,803)

	For the Nine Months Ended January 31, 2017 (a)
	Firearms	Outdoor Products & Accessories		Corporate	Intersegment Eliminations	Total
Revenue from external customers	$583,900	$90,102		$—	$—	$674,002
Intersegment revenue	2,816	6,310		—	(9,126)	—
Total net sales	586,716	96,412		—	(9,126)	674,002
Cost of sales	344,558	53,359	(f)	—	(8,400)	389,517
Gross margin	242,158	43,053		—	(726)	284,485
Operating income/(loss)	156,771	(4,749)	(g)	(35,912)	38,778	154,888
Income tax expense/(benefit)	60,216	(1,858)		(9,796)	—	48,562

AMERICAN OUTDOORS BRANDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three and Nine Months Ended January 31, 2018 and 2017

(a)

We allocate all of corporate overhead expenses except for interest and income taxes, such as general and administrative expenses and other corporate-level expenses, to both our Firearms and Outdoor Products & Accessories segments.

(b)	Amount includes $3.0 million of amortization of intangible assets identified as a result of the 2017 and 2018 Acquisitions.
(c)	Amount includes $8.1 million of amortization of intangible assets identified as a result of the 2017 and 2018 Acquisitions.
(d)	Amount includes $777,000 of additional cost of goods sold from the fair value step-up in inventory and backlog expense related to the 2017 Acquisitions.
(e)	Amount includes $3.1 million of amortization of intangible assets identified as a result of the 2017 Acquisitions.
(f)	Amount includes $4.6 million of additional cost of goods sold from the fair value inventory step-up and backlog expense related to the 2017 Acquisitions.
(g)	Amount includes $5.1 million of amortization of intangible assets identified as a result of the 2017 Acquisitions.
(h)

Amounts include an income tax benefit of approximately $9.4 million, primarily caused by the effect of Tax Reform, which resulted in the remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates.

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

In fiscal 2017, in three separate transactions, we acquired substantially all of the net assets of Taylor Brands, LLC (now referred to as BTI Tools, LLC) and Ultimate Survival Technologies, Inc. (now referred to as Ultimate Survival Technologies, LLC, or UST), as well as all of the issued and outstanding stock of Crimson Trace Corporation for an aggregate purchase price of $211.1 million, net of cash acquired, subject to certain adjustments, utilizing cash on hand. Results of operations for the three and nine months ended January 31, 2017 include the activity for the period subsequent to the respective acquisition dates of Taylor Brands, LLC, Crimson Trace Corporation, and UST. We collectively refer to the acquisitions of BTI Tools, LLC, Crimson Trace Corporation, and UST as the 2017 Acquisitions.

In August 2017, in two separate transactions, we acquired (1) substantially all of the net assets of Gemini Technologies, Incorporated, or Gemtech, and (2) Bubba Blade branded products and other assets from Fish Tales, LLC. The aggregate purchase price for the two acquisitions was $23.1 million, subject to certain adjustments, utilizing a combination of cash on hand and borrowings under our revolving line of credit. Gemtech, based in Eagle, Idaho, is a provider of quality suppressors and accessories for the consumer, law enforcement, and military markets. Fish Tales, LLC, based in Oro Valley, Arizona, was a provider of premium sportsman knives and tools for fishing and hunting, including the premium knife brand Bubba Blade. We collectively refer to the acquisitions of Gemtech and Bubba Blade branded products as the 2018 Acquisitions. The 2018 Acquisitions did not have a material impact on our results of operations for the three and nine months ended January 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act, or Tax Reform, was enacted in the United States. The impacts of Tax Reform significantly revises the corporate federal income tax by, among other things, lowering corporate federal income tax rates, limiting various deductions, and repealing the domestic manufacturing deduction. We expect to see net benefits from the lower federal tax rate although there are offsetting effects from other components of Tax Reform.

Third Quarter Fiscal 2018 Highlights

Our operating results for the three months ended January 31, 2018 included the following:

•	Company net sales were $157.4 million, a decrease of $76.1 million, or 32.6%, from the comparable quarter last year.
•	Firearms segment gross sales were $117.6 million, which included $762,000 of intersegment revenue, a decrease of $80.5 million, or 40.6%, from the comparable quarter last year.
•

Outdoor Products & Accessories segment gross sales were $44.7 million, which included $4.2 million of intersegment revenue, an increase of $5.3 million, or 13.4%, from the comparable quarter last year. Inorganic gross sales totaled $2.3 million, or 5.1%, of gross sales for this segment for the three months ended January 31, 2018. Organic gross sales in this segment grew 7.6%.

•	Company gross margin was 29.8%, a decrease of 12.7% from the comparable quarter last year.
•

Company net income was $11.4 million, or $0.21 per diluted share, compared with $32.5 million, or $0.57 per diluted share, for the comparable quarter last year. Included in net income for the three months ended January 31, 2018 and 2017 was $5.3 million and $5.6 million, respectively, of amortization of acquired intangible assets related to our acquisitions. Additionally, we have estimated the impact of Tax Reform to be a benefit to us of $9.4 million, which has been included in our current period tax benefit.

Our operating results for the nine months ended January 31, 2018 included the following:

•	Company net sales were $434.8 million, a decrease of $239.2 million, or 35.5%, from the prior year comparable period.
•	Firearms segment gross sales were $318.5 million, which included $3.0 million of intersegment revenue, a decrease of $268.2 million, or 45.7%, from the prior year comparable period.

•

Outdoor Products & Accessories segment gross sales were $128.1 million, which included $8.8 million of intersegment revenue, an increase of $31.6 million, or 32.8%, from the prior year comparable period. Inorganic gross sales totaled $28.4 million, or 22.2%, of gross sales for this segment for the nine months ended January 31, 2018. Organic gross sales in this segment grew 3.3%.

•	Company gross margin was 31.8%, a decrease of 10.4% from the prior year comparable period.
•

Company net income was $12.5 million, or $0.23 per diluted share, compared with $100.2 million, or $1.75 per diluted share, for the prior year comparable period. Included in net income for the nine months ended January 31, 2018 and 2017 was $15.3 million and $12.7 million, respectively, of amortization of acquired intangible assets related to our acquisitions. Additionally, we have estimated the impact of Tax Reform to be a benefit to us of $9.4 million, which has been included in our current period tax benefit.

Net Sales

The following table sets forth certain information regarding net sales for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Handguns	$85,134	$137,569	$(52,435)	-38.1%
Long Guns	23,879	50,011	(26,132)	-52.3%
Other Products & Services	7,869	9,445	(1,576)	-16.7%
Firearms Segment	116,882	197,025	(80,143)	-40.7%
Outdoor Products & Accessories Segment	40,494	36,498	3,996	10.9%
Total Net Sales	$157,376	$233,523	$(76,147)	-32.6%

Company net sales for the three months ended January 31, 2018 were $157.4 million, a decrease of $76.1 million, or 32.6%, from net sales of $233.5 million for the three months ended January 31, 2017. Net sales for our Firearms segment for the three months ended January 31, 2018 decreased 40.7% from the comparable quarter last year. We had lower shipments across nearly all product lines as customer orders softened in light of ongoing excessive channel inventories from multiple manufacturers combined with lower consumer demand potentially as a result of reduced political pressures on firearm laws and regulations (as indicated by a 11.3% reduction in the adjusted background checks reported in the National Instant Criminal Background Check System, or NICS). Our handgun product revenue decreased $52.4 million, or 38.1%, from the comparable quarter last year with lower demand for the majority of our products. Revenue for our long guns decreased $26.1 million, or 52.3%, from the comparable quarter last year primarily as a result of lower demand for our modern sporting rifles. New products, defined as any new SKU not shipped in the comparable quarter last year, represented 28.4% of firearm revenue for the three months ended January 31, 2018 and included our second generation full size and compact M&P branded polymer pistols, new concealed carry M&P branded polymer pistols, and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.1% for the three months ended January 31, 2018 compared with the comparable quarter last year. The reduction in the number of units sold negatively impacted firearm revenue by 38.8%.

As expected, our inventory levels declined during the three months ended January 31, 2018 as a result of reduced manufacturing production for most of our firearm products and the traditional upswing in sales that seasonally occurs during the fall hunting and holiday seasons, offset by an inventory build related to new product introductions later in the year. We currently expect inventory levels to continue to decline in the fourth fiscal quarter as a result of continued manufacturing reductions, the shipment of new product introductions, and additional orders from winter distributor and buying group shows. Although distributor inventory of our firearm products remained high, there was a decline in distributor inventory levels during the three months ended January 31, 2018 and for the fourth consecutive quarter. While inventory levels, both internally and in the distribution channel, in excess of demand may negatively impact future operating results, it is difficult to forecast the potential impact of distributor inventories on future revenue and income as demand is impacted by many factors, including seasonality, new product introductions, news events, political events, and consumer tastes.

Net sales for our Outdoor Products & Accessories segment for the three months ended January 31, 2018 increased 10.9% over the comparable quarter last year. Inorganic net sales totaled $2.3 million, or 5.7%, of net sales for this segment. Organic revenue in this segment increased $1.7 million, or 4.7%, over the comparable quarter last year. Net sales for our Outdoor Products & Accessories segment was 25.7% of total company net sales compared with 15.6% in the comparable quarter last year.

The following table sets forth certain information regarding trade channel net sales for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Sporting Goods Distribution Channel	$142,279	$212,759	$(70,480)	-33.1%
Professional Channel	11,354	16,980	(5,626)	-33.1%
Other Products & Services	3,743	3,784	(41)	-1.1%
Total Net Sales	$157,376	$233,523	$(76,147)	-32.6%

We include domestic handgun, long gun, and parts revenue as well as revenue from Outdoor Products & Accessories in our sporting goods distribution channel. We include international and law enforcement handgun, long gun, and handcuff revenue in our professional channel, and we include specialty services and plastic injection molding revenue in other products and services.

The following table sets forth certain information regarding firearm units shipped by trade channel for the three months ended January 31, 2018 and 2017 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change
Handguns	273	445	(172)	-38.7%
Long Guns	81	115	(34)	-29.6%

Sporting Goods Distribution Channel Units Shipped	2018	2017	# Change	% Change
Handguns	251	407	(156)	-38.3%
Long Guns	76	109	(33)	-30.3%

Professional Channel Units Shipped	2018	2017	# Change	% Change
Handguns	22	38	(16)	-42.1%
Long Guns	5	6	(1)	-16.7%

Total unit shipments for handguns declined at a higher rate than our decline in revenue for handguns as a result of product mix driven by increased sales of higher priced revolvers, offset by higher promotional spending over the comparable quarter last year. Total unit shipments for long guns declined at a substantially slower rate than our decline in revenue for long guns as a result of promotional product shipments during the quarter and product mix primarily driven by lower demand for our higher priced modern sporting rifles.

The following table sets forth certain information regarding net sales for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Handguns	$227,612	$416,915	$(189,303)	-45.4%
Long Guns	64,537	139,329	(74,792)	-53.7%
Other Products & Services	23,396	27,656	(4,260)	-15.4%
Firearms Segment	315,545	583,900	(268,355)	-46.0%
Outdoor Products & Accessories Segment	119,280	90,102	29,178	32.4%
Total Net Sales	$434,825	$674,002	$(239,177)	-35.5%

Company net sales for the nine months ended January 31, 2018 were $434.8 million, a decrease of $239.2 million, or 35.5%, from net sales of $674.0 million for the nine months ended January 31, 2017. Net sales for our Firearms segment for the nine-month period ended January 31, 2018 decreased 46.0% from the prior year comparable period. We had lower shipments across nearly all product lines as customer orders softened in light of ongoing excessive channel inventories combined with lower consumer demand from the prior year comparable period potentially as a result of reduced political pressure on firearm laws and regulations (as indicated by a 12.5% reduction in adjusted NICS). We also believe the demand in the prior year comparable period was heighted primarily because of news events, including terrorism, as well as the political environment that may have caused concerns related to potential firearm ownership restrictions leading up to the presidential election. In addition, promotions on certain products in our fourth fiscal quarter ended April 30, 2017 exceeded our expectations and may have pulled forward shipments into the prior fiscal year, contributing to reduced firearm orders during the first half of fiscal 2018. Our handgun product revenue decreased $189.3 million, or 45.4%, from the prior year comparable period with lower demand for the majority of our products offset by revenue generated by the newly introduced full size M&P branded polymer pistols. Revenue for our long guns decreased $74.8 million, or 53.7%, from the prior year comparable period as a result of lower demand for our modern sporting rifles, offset by increased revenue for certain Thompson/Center Arms branded hunting rifles. New products represented 10.5% of firearm revenue for the nine months ended January 31, 2018 and included our second generation M&P branded polymer pistol and many other product line extensions for our M&P branded products. In total, price increases favorably impacted firearms revenue by 0.1% for the nine months ended January 31, 2018 compared with the prior year comparable period. The reduction in the number of units sold negatively impacted firearm revenue by 43.2%.

Net sales for our Outdoor Products & Accessories segment for the nine months ended January 31, 2018 increased 32.4% from the comparable period last year. Inorganic net sales totaled $27.0 million, or 22.7%, of net sales for this segment. Organic revenue growth in this segment increased $2.1 million, or 2.4%, over the prior year comparable period. Net sales for our Outdoor Products & Accessories segment was 27.4% of total company net sales compared with 13.4% in the prior year comparable period.

The following table sets forth certain information regarding trade channel net sales for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Sporting Goods Distribution Channel	$382,168	$610,692	$(228,524)	-37.4%
Professional Channel	40,196	51,326	(11,130)	-21.7%
Other Products & Services	12,461	11,984	477	4.0%
Total Net Sales	$434,825	$674,002	$(239,177)	-35.5%

The following table sets forth certain information regarding firearm units shipped by trade channel for the nine months ended January 31, 2018 and 2017 (units in thousands):

Total Units Shipped	2018	2017	# Change	% Change
Handguns	823	1,365	(542)	-39.7%
Long Guns	215	327	(112)	-34.3%

Sporting Goods Distribution Channel Units Shipped	2018	2017	# Change	% Change
Handguns	740	1,256	(516)	-41.1%
Long Guns	199	305	(106)	-34.8%

Professional Channel Units Shipped	2018	2017	# Change	% Change
Handguns	83	109	(26)	-23.9%
Long Guns	16	22	(6)	-27.3%

Total unit shipments for handguns declined at a slower rate than our decline in revenue for handguns as a result of promotional product shipments during the period, which lowered our average selling price. Total unit shipments for long guns declined at a substantially slower rate than our decline in revenue for long guns as a result of promotional product shipments during the period and product mix primarily driven by lower demand for our higher priced modern sporting rifles, offset by increased shipments for certain lower priced Thompson/Center Arms branded hunting rifles.

Cost of Sales and Gross Profit

The following table sets forth certain information regarding cost of sales and gross profit for the three months ended January 31, 2018 and 2017 (dollars in thousands):

Total Company	2018	2017	$ Change	% Change
Cost of sales	$110,459	$134,212	$(23,753)	-17.7%
Gross profit	$46,917	$99,311	$(52,394)	-52.8%
% of net sales (gross margin)	29.8%	42.5%

Firearms Segment	2018	2017	$ Change	% Change
Cost of sales	$89,498	$115,639	$(26,141)	-22.6%
Gross profit	$27,384	$81,386	$(54,002)	-66.4%
% of net sales (gross margin)	23.4%	41.3%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change
Cost of sales	$20,961	$18,573	$2,388	12.9%
Gross profit	$19,533	$17,925	$1,608	9.0%
% of net sales (gross margin)	48.2%	49.1%

Gross margin for the three months ended January 31, 2018 for our Firearms segment decreased by 17.9% from the comparable quarter last year, primarily because of a combination of reduced sales volumes across nearly all product lines, additional promotional product discounts and rebates, and unfavorable manufacturing fixed-cost absorption. The unfavorable manufacturing fixed-cost absorption from lower sales volumes negatively impacted gross margin by 19.0%. The negative impacts of additional promotional product discounts and rebates on gross margin were more than offset by favorable manufacturing spending, inventory valuation adjustments, and favorable price increases.

Gross margin for the three months ended January 31, 2018 for our Outdoor Products & Accessories segment decreased 0.9% from the comparable quarter last year. The three months ended January 31, 2017 included $777,000 of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which negatively impacted gross margin by 2.1% for that segment. Excluding this expense in the comparable quarter last year, gross margin decreased 3.0% for the three months ended January 31, 2018. Organic gross margins decreased by 2.8% from the prior comparable quarter last year resulting from a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 6.4% for the three months ended January 31, 2018.

The following table sets forth certain information regarding cost of sales and gross profit for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

Total Company	2018	2017	$ Change	% Change
Cost of sales	$296,477	$389,517	$(93,040)	-23.9%
Gross profit	$138,348	$284,485	$(146,137)	-51.4%
% of net sales (gross margin)	31.8%	42.2%

Firearms Segment	2018	2017	$ Change	% Change
Cost of sales	$232,050	$340,060	$(108,010)	-31.8%
Gross profit	$83,494	$243,840	$(160,346)	-65.8%
% of net sales (gross margin)	26.5%	41.8%

Outdoor Products & Accessories Segment	2018	2017	$ Change	% Change
Cost of sales	$64,427	$49,457	$14,970	30.3%
Gross profit	$54,855	$40,645	$14,210	35.0%
% of net sales (gross margin)	46.0%	45.1%

Gross margin for the nine months ended January 31, 2018 for our Firearms segment decreased by 15.3% from the prior year comparable period, primarily because of a combination of reduced sales volumes across nearly all product lines, additional promotional product discounts, unfavorable manufacturing fixed-cost absorption, and inventory valuation adjustments. The unfavorable manufacturing fixed-cost absorption from lower sales volumes and inventory valuation adjustments negatively impacted gross margin by 15.6%. Additional promotional product discounts and rebates were mostly offset by favorable manufacturing spending and price increases.

Gross margin for the nine months ended January 31, 2018 for our Outdoor Products & Accessories segment increased 0.9% from the prior year comparable period. The nine months ended January 31, 2017 included $4.6 million of increased cost of goods sold from the fair value step-up in inventory and backlog expense as a result of the 2017 Acquisitions, which yielded a 5.1% unfavorable impact on gross margin on that segment. Excluding this expense in the comparable quarter last year, gross margin decreased 4.2% for the nine months ended January 31, 2018. Inorganic gross margin negatively impacted our Outdoor Products & Accessories segment gross margin by 1.5%, primarily because the gross margin of our survival products are generally lower than other products in this segment, partially offset by the higher gross margin for our electro-optic products. Organic gross margins decreased 2.7% from the prior year comparable period resulting from a change in product mix and promotional activity. Our Outdoor Products & Accessories segment favorably impacted total company gross margin by 5.4% for the nine months ended January 31, 2018.

Operating Expenses

The following table sets forth certain information regarding operating expenses for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Research and development	$3,148	$2,764	$384	13.9%
Selling and marketing	16,142	15,052	1,090	7.2%
General and administrative	21,785	31,286	(9,501)	-30.4%
Total operating expenses	$41,075	$49,102	$(8,027)	-16.3%
% of net sales	26.1%	21.0%

Operating expenses decreased $8.0 million from the comparable quarter last year. Research and development expenses increased, primarily as a result of increased expenses relating to salaries and benefits for additional employees. Selling and marketing expenses increased, primarily because of $1.1 million of increased advertising expenses related to co-op adverting, rebate expenses, and print and digital literature, and $506,000 of increased rep group commissions, partially offset by $636,000 of decreased management incentives and stock compensation expense. General and administrative expenses decreased as a result of $6.6 million of reduced profit sharing and management incentives expense because of lower profit, a $1.9 million decrease in professional fees, a $622,000 decrease in stock compensation expense, and a $550,000 decrease in acquisition-related costs.

The following table sets forth certain information regarding operating expenses for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Research and development	$8,680	$7,614	$1,066	14.0%
Selling and marketing	43,210	36,773	6,437	17.5%
General and administrative	75,826	85,210	(9,384)	-11.0%
Total operating expenses	$127,716	$129,597	$(1,881)	-1.5%
% of net sales	29.4%	19.2%

Operating expenses decreased $1.9 million over the prior year comparable period. Research and development expenses increased primarily because of $600,000 of additional operating expenses relating to acquired companies and $491,000 of expenses relating to salaries and benefits for additional employees. Selling and marketing expenses increased primarily because of $3.9 million of additional operating expenses relating to acquired companies, $2.7 million of increased advertising expenses related to co-op advertising and rebate expenses, and $1.6 million of increased rep group commissions, partially offset by $1.6 million of decreased management incentives expense and travel and entertainment. General and administrative expenses decreased primarily because of a $14.6 million decrease in profit sharing and management incentives expense, and a $3.0 million decrease in acquisition-related costs, partially offset by additional operating expenses totaling $9.9 million relating to acquired companies, and $824,000 of increased other expenses, including professional fees and travel and entertainment.

Operating Income

The following table sets forth certain information regarding operating income for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating income	$5,842	$50,209	$(44,367)	-88.4%
% of net sales (operating margin)	3.7%	21.5%

Operating income for the three months ended January 31, 2018 was $5.8 million, a decrease of $44.4 million from the comparable quarter last year, primarily because of reduced sales volumes across nearly all firearm-related product lines, additional promotional product discounts and rebates, unfavorable manufacturing fixed-cost absorption, and increased operating expenses resulting from the 2017 Acquisitions, partially offset by reduced organic operating expenses related to profit sharing and management incentives expense, decreased professional fees, and reduced stock compensation expense.

The following table sets forth certain information regarding operating income for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating income	$10,632	$154,888	$(144,256)	-93.1%
% of net sales (operating margin)	2.4%	23.0%

Operating income for the nine months ended January 31, 2018 was $10.6 million, a decrease of $144.3 million from the prior year comparable period, primarily because of the reasons discussed above, offset by reduced organic general and administrative expenses related to profit sharing and management incentives expense, lower acquisition-related costs, and decreased stock compensation expense.

Other Income/(Expense)

The following table sets forth certain information regarding operating income/(expense) for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Other income/(expense)	$87	$(8)	$95	N/A

The following table sets forth certain information regarding operating income/(expense) for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Other income/(expense)	$1,382	$(37)	$1,419	N/A

Other income/(expense) increased $1.4 million as a result of recording a $1.3 million reduction in the contingent consideration liability in connection with the acquisition of UST, because we do not expect the acquired business will achieve the performance metrics.

Interest Expense

The following table sets forth certain information regarding interest expense for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Interest expense	$(2,999)	$(1,939)	$(1,060)	54.7%

Interest expense increased by $1.1 million over the comparable quarter last year because of higher interest payments to service borrowings outstanding under our revolving line of credit that fluctuated from $125.0 million to $75.0 million during the three months ended January 31, 2018.

The following table sets forth certain information regarding interest expense for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Interest expense	$(8,353)	$(6,128)	$(2,225)	36.3%

Interest expense increased by $2.2 million over the prior year comparable period because of higher interest payments to service borrowings outstanding under our revolving line of credit.

Income Taxes

The following table sets forth certain information regarding income tax expense for the three months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Income tax (benefit)/expense	$(8,465)	$15,809	$(24,274)	-153.5%
% of income from operations (effective tax rate)	-288.9%	32.8%		-321.7%

We recorded an income tax benefit of $8.5 million for the three months ended January 31, 2018, versus a tax expense of $15.8 million for the comparable quarter last year, primarily because of the impact of Tax Reform. The effective tax rates were (288.9%) and 32.8% for the three months ended January 31, 2018 and 2017, respectively. The tax benefit in the quarter was primarily caused by the effect of Tax Reform, which resulted in the remeasurement of deferred tax assets and liabilities. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the three months ended January 31, 2018 was 42.9%.

The following table sets forth certain information regarding income tax (benefit)/expense for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Income tax (benefit)/expense	$(8,803)	$48,562	$(57,365)	-118.1%
% of income from operations (effective tax rate)	-240.5%	32.7%		-273.1%

We recorded an income tax benefit of $8.8 million for the nine months ended January 31, 2018, versus a tax expense of $48.6 for the prior year comparable period, for the reasons previously discussed. The effective tax rates were (240.5%) and 32.7% for the nine months ended January 31, 2018 and 2017, respectively. The tax benefit in the current year was primarily caused by the income tax effect of Tax Reform. Excluding the impact of Tax Reform and other discrete items, our effective tax rate for the nine months ended January 31, 2018 was 41.5%.

We estimate the impact of Tax Reform, based on currently available information and interpretations of the law, to be a benefit to us of $9.4 million, which has been included in our current period tax benefit. The majority of the tax benefit is due to remeasurement of deferred tax assets and liabilities at lower enacted corporate federal tax rates, which did not have a cash impact on the current quarter. The actual impact of Tax Reform may differ from this estimate, possibly materially, because of, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and actions we may take as a result of Tax Reform.

Net Income

The following table sets forth certain information regarding net income and the related per share data for the three months ended January 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change
Net income	$11,395	$32,453	$(21,058)	-64.9%
Net income per share
Basic	$0.21	$0.58	$(0.37)	-63.8%
Diluted	$0.21	$0.57	$(0.36)	-63.2%

Net income of $11.4 million for the three months ended January 31, 2018 was $21.1 million lower than net income of $32.5 million in the comparable quarter last year, primarily from lower revenue, and the negative impacts on gross margin discussed above. This was offset by the benefit of Tax Reform, mentioned above, lower profit sharing expense, acquisition-related expenses, and management incentives.

The following table sets forth certain information regarding net income and the related per share data for the nine months ended January 31, 2018 and 2017 (dollars in thousands, except per share data):

	2018	2017	$ Change	% Change
Net income	$12,464	$100,161	$(87,697)	-87.6%
Net income per share
Basic	$0.23	$1.78	$(1.55)	-87.1%
Diluted	$0.23	$1.75	$(1.52)	-86.9%

Net income of $12.5 million for the nine months ended January 31, 2018 was $87.7 million lower than net income of $100.2 million in the prior year comparable period primarily because of lower revenue, the negative impacts on gross margin discussed above, and increased operating expenses resulting from the 2017 Acquisitions. This was offset by the benefit of Tax Reform, mentioned above, lower profit sharing expense, acquisition-related expenses, and management incentives.

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

The following table sets forth certain cash flow information for the nine months ended January 31, 2018 and 2017 (dollars in thousands):

	2018	2017	$ Change	% Change
Operating activities	$(4,504)	$109,524	$(114,028)	-104.1%
Investing activities	(37,454)	(237,702)	200,248	84.2%
Financing activities	18,601	(8,848)	27,449	310.2%
Total cash flow	$(23,357)	$(137,026)	$113,669	83.0%

Operating Activities

On an annual basis, operating activities generally represent the principal source of our cash flow.

Cash used in operating activities was $4.5 million for the nine months ended January 31, 2018 compared with generating $109.5 million of cash for the nine months ended January 31, 2017. Cash used in operating activities for the nine months ended January 31, 2018 was negatively impacted by a $25.9 million increase in inventory because of lower sales volumes and demand across almost all product lines as well as an inventory build in preparation for our trade show season that typically results in increased orders for our products, $23.6 million of lower accrued payroll and incentives and profit sharing because of management incentive bonuses and profit sharing that were paid during the nine months ended January 31, 2018 and reduced accruals because of lower profit, a $20.4 million of reduced accounts payable as a result of reduced manufacturing purchases, and a $14.7 million reduction in accrued expenses because of decreased promotional product discounts and rebate accruals. These cash usages were partially offset by a $34.1 million decrease in accounts receivable due to lower sales volume and a reduction in promotional term offerings. We anticipate that inventory levels will continue to decline in the fourth quarter due to reduced manufacturing output as well as the demand relating new product launches and industry ordering shows in our fourth fiscal quarter.

Investing Activities

Cash used in investing activities decreased $200.2 million for the nine months ended January 31, 2018 compared with the prior year comparable period. We recorded capital expenditures of $14.0 million during the nine months ended January 31, 2018, $15.0 million lower than the prior year comparable period. Current capital spending includes $4.2 million related to material handling equipment and other capital projects to support our national distribution center. Excluding capital expenditures related to our national distribution center previously discussed, we currently expect to spend approximately $14.0 million on capital expenditures in fiscal 2018, a decrease of $20.9 million from the $34.9 million spent in fiscal 2017. As noted above, major capital expenditures in fiscal 2018 will primarily relate to tooling for new product offerings and various information technology projects. The building for our national distribution center will be treated as a capital lease and will be recorded in construction in progress, offset by a capital lease payable throughout building construction and will have no impact on cash flow during fiscal 2018. The total cost of the building is estimated to be between $45.0 million and $50.0 million, of which we expect approximately $30.0 million to $35.0 million will be recorded as a right of use asset on our condensed consolidated balance sheet when construction is complete. In addition, over the next two fiscal years, we expect to spend between $25.0 million and $30.0 million related to material handling equipment, information technology systems, and other capital projects in support of our national distribution center, of which approximately $8.0 million will be spent during fiscal 2018. As of January 31, 2018, we have recorded $11.1 million in construction in progress, which is included in property, plant, and equipment in our condensed consolidated balance sheet, for costs incurred by Ryan Boone County, LLC relating to the purchase of land and costs related to the design and construction of the building, offset by a $11.1 million capital lease payable which is included in other non-current liabilities in our condensed consolidated balance sheet.

Financing Activities

Cash provided by financing activities was $18.6 million for the nine months ended January 31, 2018 compared with cash used in financing activities of $8.8 million for the nine months ended January 31, 2017. Cash provided by financing activities during the nine months ended January 31, 2018 was primarily a result of $75.0 million of borrowings under our Revolving Line, partially offset by $50.0 million of payments on our revolving line of credit, payments of employee withholding tax related to vested restricted stock units, and principal payments on our Term Loan.

On June 15, 2015, we and certain of our domestic subsidiaries entered into an unsecured credit facility, or the Credit Agreement, with TD Bank, N.A. and other lenders, or the Lenders, which included a $175.0 million revolving line of credit, or the Revolving Line, and a $105.0 million term loan, or the Term Loan, of which $89.3 million was outstanding as of January 31, 2018. The Revolving Line provides for availability until October 27, 2021 for general corporate purposes, with borrowings to bear interest at a variable rate equal to LIBOR or prime plus an applicable margin based on our consolidated leverage ratio, at our election. As of January 31, 2018, we had $75.0 million of borrowings outstanding on the Revolving Line, which bore interest at 3.56%, equal to the LIBOR rate plus an applicable margin. On October 27, 2016, we entered into a second amendment to the Credit Agreement, or the Second Amendment, with the Lenders. Among other things, the Second Amendment increased the Revolving Line to $350.0 million, increased the option to expand the credit commitment to an additional $150.0 million, and extended the maturity of the Revolving Line from June 15, 2020 to October 27, 2021. Other than the changes described in the Second Amendment, we otherwise remain subject to the terms of the Credit Agreement, as described below. We incurred $525,000 of debt issuance costs related to this amendment. See Note 5 – Notes and Loans Payable in the notes to the condensed consolidated financial statements for additional information regarding our credit facility. Additional proceeds under the Revolving Line are expected to be used for general corporate purposes and acquisitions.

During fiscal 2016, we entered into an interest rate swap agreement, which expires on June 15, 2020, covering all of our floating rate debt under the Term Loan. The fair value of the interest rate swap was $1.7 million as of January 31, 2018. This swap, when combined with the applicable margin based on our consolidated leverage ratio, effectively fixed our interest rate on the Term Loan, which is subject to change based on changes in our consolidated leverage ratio. As of January 31, 2018, our interest rate on the Term Loan was 3.56%. We do not expect the interest rate swap to have any material effect on earnings within the next 12 months.

On February 28, 2018, we entered into a fourth amendment to our Credit Agreement with the Lenders, which permitted us to issue an aggregate of $75.0 million of 5.000% Senior Notes due 2020, as described more fully below.

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

On February 6, 2018, we issued a conditional notice of redemption to holders of our outstanding 5.000% Senior Notes that we intend to redeem all of our outstanding 5.000% Senior Notes on March 8, 2018, or the Redemption Date.  The redemption price for the 5.000% Senior Notes will be 100% of the principal amount of the 5.000% Senior Notes, plus accrued and unpaid interest to, but not including, the Redemption Date.  The notice of redemption is conditioned upon the closing of a new $75 million notes offering prior to the Redemption Date.  We reserved the right to waive the condition in our sole discretion.

On February 28, 2018, we issued an aggregate of $75.0 million of 5.000% Senior Notes due 2020, or the New 5.000% Senior Notes, to various institutional investors pursuant to the terms and conditions of an indenture, or the New 5.000% Senior Notes Indenture, and purchase agreements. The New 5.000% Senior Notes bear interest at a rate of 5.000% per annum payable on February 28 and August 28 of each year, beginning on August 28, 2018. We do not expect debt issuance costs related to the issuance of the New 5.000% Senior Notes to be material to our condensed consolidated financial statements. We intend to use the proceeds of the New 5.000% Senior Notes offering to redeem the 5.000% Senior Notes on March 8, 2018.

At any time prior to February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the New 5.000% Senior Notes at a redemption price of 102.500% of the principal amount of the New 5.000% Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. On or after February 28, 2019, we may, at our option, upon not less than 30 nor more than 60 days’ prior notice, redeem all or a portion of the New 5.000% Senior Notes at a redemption price of 100.000% of the principal amount of the New 5.000% Senior Notes to be redeemed plus accrued and unpaid interest as of the applicable redemption date. Subject to certain restrictions and conditions, we may be required to make an offer to repurchase the New 5.000% Senior Notes from the holders of the New 5.000% Senior Notes in connection with a change of control or disposition of assets. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the New 5.000% Senior Notes mature on August 28, 2020.

The New 5.000% Senior Notes are general, unsecured obligations of our company. The New 5.000% Senior Notes Indenture contains certain affirmative and negative covenants, including limitations on restricted payments (such as share repurchases, dividends, and early payment of indebtedness), limitations on indebtedness, limitations on the sale of assets, and limitations on liens. Payments that would otherwise be characterized as restricted payments are permitted under the New 5.000% Senior Notes Indenture in an amount not to exceed 50% of our consolidated net income for the period from the issue date to the date of the restricted payment, provided that at the time of making such payments, (a) no default has occurred or would result from the making of such payments, and (b) we are able to satisfy the debt incurrence test under the New 5.000% Senior Notes Indenture, or the New 5.000% Senior Notes Lifetime Aggregate Limit. In addition, the New 5.000% Senior Notes Indenture provides for other exceptions to the restricted payments covenant, each of which are independent of the New 5.000% Senior Notes Lifetime Aggregate Limit. Among such exceptions are (i) the ability to make share repurchases each fiscal year in an amount not to exceed the lesser of (A) $50.0 million in any fiscal year or (B) 75.0% of our consolidated net income for the previous four consecutive published fiscal quarters prior to the date of the determination of such consolidated net income, and (ii) share repurchases over the life of the New 5.000% Senior Notes in an aggregate amount not to exceed $75.0 million.

The Credit Agreement for our credit facility contains financial covenants relating to maintaining maximum leverage and minimum debt service coverage. The 5.000% Senior Notes Indenture and the New 5.000% Senior Notes Indenture contain a financial covenant relating to times interest earned. We were in compliance with all debt covenants as of January 31, 2018.

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of January 31, 2018, there were no purchases under this stock repurchase program.

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

As of January 31, 2018, we had $38.2 million in cash and cash equivalents on hand. Based upon our current working capital position, current operating plans, and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, for the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the period ended January 31, 2018, we did not enter into or transact any forward option contracts nor did we have any forward contracts outstanding. We enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We may be exposed to credit and market risks, including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. As of January 31, 2018, we have an interest rate swap agreement outstanding, which matures on June 15, 2020 and hedges the variable interest on our Term Loan. The outstanding balance of the Term Loan was $89.3 million, and the aggregate net fair value of the interest rate swap was $1.7 million as of January 31, 2018. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. We do not anticipate future changes in interest rates to have a material impact on our consolidated financial statements. As of January 31, 2018, the effective interest rate of our Term Loan was 3.56%.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level in that they were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The nature of legal proceedings against us is discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2017, our board of directors authorized the repurchase of up to $50.0 million of our common stock, subject to certain conditions, in the open market or in privately negotiated transactions until March 28, 2019. This share repurchase authorization is similar to the $50.0 million authorization from June 2015 under which we repurchased 2.6 million shares of common stock for $50.0 million in fiscal 2017. As of January 31, 2018, we have made no purchases under this stock repurchase program.

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

AMERICAN OUTDOOR BRANDS CORPORATION, a Nevada corporation

Date: March 1, 2018	By:	/s/ P. James Debney
P. James Debney
President and Chief Executive Officer

Date: March 1, 2018	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer, Chief Administrative Officer, and Treasurer